Form 10-Q
period 1995-03-31
FIRST CHARTER CORP /NC/
filed 1995-05-10
CIK 717306

[TYPE]10-Q


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number           0-15829

                        FIRST CHARTER CORPORATION
             (Exact name of registrant as specified in its charter)

North Carolina                               56-1355866
(State or other jurisdiction of   (IRS Employer Identification No.
incorporation or organization)

22 Union Street, North, Concord, North Carolina                 28025
    (Address of principal executive offices)            (Zip Code)

(704) 786-3300
  (Registrant's telephone number, including area code)

N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes         No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     4,631,720 shares of Common Stock, $5.00 par value, outstanding as of May 9, 1995.


PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            FIRST CHARTER CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                                    March 31,      December 31,
 ASSETS                                                 1995           1994

 Cash and due from banks . . . . . . . . . . .     $ 16,255,476   $  18,110,298
 Securities available for sale:
  U.S. Government obligations  . . . . . . . .       12,396,876      16,083,594
  U.S. Government agency obligations   . . . .        8,953,017       8,911,518

  Mortgage-backed securities   . . . . . . . .        2,635,604       2,519,763
  Other  . . . . . . . . . . . . . . . . . . .        3,568,767      3,288,447
     Total securities available for sale . . .       27,554,264     30,803,322
 Investment securities:
  (Market value of $57,623,868, and $58,602,959
     at 3/31/95 and 12/31/94, respectively)

  U.S. Government agency obligations   . . . .        7,978,951       7,985,901
  Mortgage-backed securities   . . . . . . . .       14,029,940      16,260,021
  State and municipal obligations, nontaxable        36,410,735     36,792,641
     Total investment securities . . . . . . .       58,419,626     61,038,563
 Loans . . . . . . . . . . . . . . . . . . . .      209,712,744     203,935,504
  Less:  Unearned income . . . . . . . . . . .         (223,723)       (201,331)

         Allowance for loan losses . . . . . .       (2,894,358)     (2,816,172)
     Loans, net  . . . . . . . . . . . . . .        206,594,663    200,918,001
 Premises and equipment, net . . . . . . . . .        7,642,200       7,247,098
 Other assets  . . . . . . . . . . . . . . . .        5,318,561      5,931,370
     Total assets  . . . . . . . . . . . . . .     $321,784,790   $ 324,048,652

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits, domestic:
  Noninterest-bearing  . . . . . . . . . . . .     $ 47,434,195   $  48,037,213
  Interest-bearing   . . . . . . . . . . . . .      219,575,287    218,315,321
     Total deposits  . . . . . . . . . . . . .      267,009,482     266,352,534
 Short-term borrowings . . . . . . . . . . . .       13,343,507      17,734,069
 Other liabilities . . . . . . . . . . . . . .        2,838,720      2,498,467

     Total liabilities . . . . . . . . . . . .      283,191,709    286,585,070
 Shareholders' equity:
 Common stock - $5 par value; authorized
  10,000,000 shares, issued and outstanding,
  4,629,278 shares at 3/31/95 and 4,632,250
  shares at 12/31/94   . . . . . . . . . . . .       23,146,390      23,161,250

 Additional paid-in capital  . . . . . . . . .            8,268             672
 Unrealized gain on securities available
  for sale   . . . . . . . . . . . . . . . . .          407,663          96,150
 Retained earnings . . . . . . . . . . . . . .       15,030,760      14,205,510
     Total shareholders' equity  . . . . . . .       38,593,081      37,463,582
     Total liabilities and shareholders' equity    $321,784,790   $324,048,652

 See accompanying notes to consolidated financial statements.


                             FIRST CHARTER CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                                                                            For the Three Months
                                                                          March 31,     March 31,
          Interest Income                                                   1995          1994

          Interest and fees on loans  . . . . . . . . . . . . . . .     $ 4,938,810  $  3,520,909
          Federal funds sold  . . . . . . . . . . . . . . . . . . .          20,448        33,222
          Securities available for sale:

            U.S. Government obligations . . . . . . . . . . . . . .         256,338       307,445
            U.S. Government agency obligations  . . . . . . . . . .         139,108        10,407
            Mortgage-backed securities  . . . . . . . . . . . . . .          35,199        17,432
            Other . . . . . . . . . . . . . . . . . . . . . . . . .          39,963        31,780
          Investment securities:
            U.S. Government obligations  . . . . . . . . . . . . . .             --        10,882

            U.S. Government agency obligations   . . . . . . . . . .         44,357        26,220
            Mortgage-backed securities   . . . . . . . . . . . . . .        261,589       332,761
            State and municipal obligations, nontaxable  . . . . . .        499,639       564,703
              Total interest income  . . . . . . . . . . . . . . . .      6,235,451     4,855,761
          Interest Expense:
          Deposits:

             Demand  . . . . . . . . . . . . . . . . . . . . . . . .        255,136       235,066
             Money Market  . . . . . . . . . . . . . . . . . . . . .        220,662       187,193
             Savings and time  . . . . . . . . . . . . . . . . . . .      1,588,115     1,153,696
          Short-term borrowings  . . . . . . . . . . . . . . . . . .        172,067        71,373
              Total interest expense   . . . . . . . . . . . . . . .      2.235,980     1,647,328
              Net interest income  . . . . . . . . . . . . . . . . .      3,999,471     3,208,433

          Provision for loan losses  . . . . . . . . . . . . . . . .        125,000        75,000
              Net interest income after provision for loan losses  .      3,874,471     3,133,433
          Noninterest income:
          Trust income   . . . . . . . . . . . . . . . . . . . . . .        317,770       389,572
          Service charges on deposit accounts  . . . . . . . . . . .        366,742       375,485
          Insurance and other commissions  . . . . . . . . . . . . .         44,942        50,641

          Securities available for sale transactions, net  . . . . .         25,894        16,729
          Investment securities transactions, net  . . . . . . . . .          4,298         9,211
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . .         79,367        89,642
              Total noninterest income   . . . . . . . . . . . . . .        839,013       931,280
          Noninterest expense:
          Salaries and fringe benefits   . . . . . . . . . . . . . .      1,389,737     1,388,022

          Occupancy and equipment  . . . . . . . . . . . . . . . . .        363,383       332,945
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . .        761,293       806,997
              Total noninterest expense  . . . . . . . . . . . . . .      2,514,413     2,527,964
              Income before income taxes   . . . . . . . . . . . . .      2,199,071     1,536,749
          Income taxes   . . . . . . . . . . . . . . . . . . . . . .        656,000       376,000

              Net Income   . . . . . . . . . . . . . . . . . . . . .    $ 1,543,071   $ 1,160,749

          See accompanying notes to consolidated financial statements.


                                  FIRST CHARTER CORPORATION AND SUBSIDIARY
                                          EARNINGS PER SHARE DATA


                                                                            For the Three Months
                                                                          March 31,     March 31,
                                                                            1995          1994


          Primary income per share data:
              Net income . . . . . . . . . . . . . . . . . . . . . .          $0.33         $0.25
              Average common equivalent shares . . . . . . . . . . .      4,681,993     4,715,047


          Income per share data assuming full dilution:
              Net income . . . . . . . . . . . . . . . . . . . . . .          $0.33         $0.25
              Average common equivalent shares . . . . . . . . . . .      4,682,954     4,720,212

          Cash dividends declared  . . . . . . . . . . . . . . . . .          $0.13         $0.09



          All per share data has been retroactively adjusted to reflect a stock split effected in the form of a 33 1/3% stock dividend declared in the fourth quarter of
          1994.


          See accompanying notes to consolidated financial statements.

 FIRST CHARTER CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 For the three months ended March 31, 1995




                                                                       Unrealized
                                                 Add'l                    Gain in
                                      Common   Paid-in      Retained     value of
                                      Stock    Capital      Earnings   securities     Total

 Balance,
  December 31, 1994   . . . .   $ 23,161,250 $     672  $ 14,205,510 $     96,150  $37,463,582
 Net income for the
  three months ended
  March 31, 1995  . . . . . .             --        --     1,543,071           --    1,543,071

 Cash dividends of $.13
  per share   . . . . . . . .             --        --      (603,071)          --     (603,071)
 Purchase and retirement
  of common stock   . . . . .        (85,500)  (58,775)     (114,750)          --     (259,025)
 Stock options exercised
  and Dividend Reinvestment
  Plan stock issued   . . . .         70,640    66,371            --           --      137,011

 Unrealized gain on
  securities available
  for sale  . . . . . . . . .             --        --            --      311,513      311,513
 Balance,
  March 31, 1995  . . . . . .   $ 23,146,390 $   8,268  $ 15,030,760 $    407,663  $38,593,081


 See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      For the Three Months Ended
                                                                        March 31,      March 31,
                                                                          1995            1994

     Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .     $  1,543,071   $  1,160,749
      Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for loan losses  . . . . . . . . . . . . . . .          125,000         75,000
        Depreciation . . . . . . . . . . . . . . . . . . . . . .          160,210        139,114

        Premium amortization and discount accretion, net . . . .          (23,112)        41,417
        Net gain on investment securities transactions . . . . .           (4,298)        (9,211)
        Net gain on securities available for sale transactions .          (25,894)       (16,729)
        Net loss on sale of premises and equipment . . . . . . .            2,477             --
        Decrease (increase) in other assets  . . . . . . . . . .          413,646       (152,243)
        Increase (decrease) in other liabilities   . . . . . . .          308,379       (146,832)

           Net cash provided by operating activities . . . . . .        2,499,479      1,091,265
     Cash flows from investing activities:
      Proceeds from sales of investment securities . . . . . . .        1,725,292      3,010,937
      Proceeds from sales of securities available for sale . . .        8,058,438         31,936
      Proceeds from maturities and issuer calls of
        investment securities, net . . . . . . . . . . . . . . .        8,877,946      3,626,779

      Proceeds from maturities of securities available for sale         4,043,037         30,709
      Purchase of investment securities  . . . . . . . . . . . .       (7,948,696)    (5,980,050)
      Purchase of securities available for sale  . . . . . . . .       (8,324,042)    (5,378,601)
      Net increase in loans  . . . . . . . . . . . . . . . . . .       (5,801,662)    (3,778,047)
      Proceeds from sale of premises and equipment . . . . . . .            8,125             --
      Purchase of premises and equipment . . . . . . . . . . . .         (550,914)      (196,636)

           Net cash provided (used) in investing activities  . .           87,524     (8,632,973)
     Cash flows from financing activities:
      Net increase in demand, NOW, Money Market and
        savings accounts . . . . . . . . . . . . . . . . . . . .        1,058,008      4,622,853
      Net increase (decrease) in certificates of deposit . . . .         (401,060)       662,360
      Net increase (decrease) in securities sold under
        repurchase agreements and other short-term borrowings  .       (4,390,562)     5,387,488
      Net increase in advances for taxes and insurance . . . . .           16,874         19,473
      Purchase of common stock . . . . . . . . . . . . . . . . .         (259,025)      (464,511)
      Proceeds from issuance of common stock . . . . . . . . . .          137,011        237,965
      Dividends paid . . . . . . . . . . . . . . . . . . . . . .         (603,071)      (419,423)
           Net cash provided (used) by financing activities  . .       (4,441,825)    10,046,205

      Net increase (decrease) in cash and cash equivalents . . .       (1,854,822)     2,504,497
      Cash and cash equivalents at beginning of period . . . . .       18,110,298     12,857,677
      Cash and cash equivalents at end of period . . . . . . . .     $ 16,255,476   $ 15,362,174

                                                                                      (Continued)

     FIRST CHARTER CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                      For the Three Months Ended
                                                                        March 31,      March 31,
                                                                          1995            1994

     Supplemental disclosures of cash flow information:
      Cash paid during the year for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,160,387   $  1,608,851

      Income taxes . . . . . . . . . . . . . . . . . . . . . . .     $      5,971   $     22,643
      Supplemental disclosure of non-cash transactions:
        Transfer of loans and premises and equipment to other
        real estate owned  . . . . . . . . . . . . . . . . . . .               --   $     29,901
      Unrealized gains (loss) in value of securities available
        for sale (net of tax effect of $199,164 and $(125,697)
        for 1995 and 1994, respectively) . . . . . . . . . . . .     $    311,513   $   (196,603)



     See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARY
NOTES TO INTERIM FINANCIAL STATEMENTS


1. Primary earnings per share and income per share assuming full dilution are computed based on the weighted average number of shares outstanding during the period, including Common Stock equivalent shares applicable to stock options, assuming the exercise of outstanding stock options at market value per share.

2. In certain instances, amounts reported in the 1994 financial statements have been reclassified to present them in the format selected for 1995. Such reclassifications have no effect on net income or shareholders' equity as previously reported.

3. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for the interim period. All such adjustments were of a normal recurring nature.

4. Effective January 1, 1995 the Corporation adopted Financial Accounting Standards Board ("Statement 114") No. 114 "Accounting by Creditors for Impairment of a Loan". This requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement at either the present value of expected cash flows discounted at the loans's effective interest rate, or the fair value of the collateral for certain collateral dependent loans. At March 31, 1995 the allowance for loan losses related to loans that were identified for evaluation in accordance with Statement 114 was determined based on one of the methods discussed above.

       The following table presents changes in the allowance for loan losses for the period ended March 31, 1995:


       Beginning Balance                          $2,816,172
       Add:
       Provision charged to operations               125,000
                                                   2,941,172
       Less:
         Loan charge-offs                             80,031
         Less loan recoveries                         33,217
          Net loan charge-offs                        46,814
       Ending Balance                             $2,894,358

       At March 31, 1995, the recorded investment in loans that were considered to be impaired under Statement 114 was $2,370,515 (of which $1,964,866 was on nonaccrual). The related allowance for loan losses on these loans was $1,018,919. The average recorded investment in impaired loans for the quarter was $2,385,441. For the quarter ended March 31, 1994, the Corporation recognized interest income on impaired loans of $8,797, none of which was recognized using the cash method of income recognition.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The consolidated balance sheets of First Charter Corporation (the "Corporation") represent account balances for the Corporation and its wholly owned banking subsidiary, First Charter National Bank (the "Bank").

LIQUIDITY

       The Bank's major source of liquidity is its core deposit base. Liquidity is further provided by maturities in the investment portfolio, the ability to secure public deposits, the availability of Federal fund lines at correspondent banks and the ability to borrow from the Federal Reserve Bank discount window. In addition to these sources, the Bank is a member of the Federal Home Loan Bank ("FHLB") System which provides access to FHLB lending sources. Another source of liquidity is the securities available for sale portfolio which may be sold in response to liquidity needs. Management believes the Bank's sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

CAPITAL RESOURCES

       At March 31, 1995, total shareholders' equity was $38,593,081, or $8.34 per share compared to $37,463,582, or $8.09 per share at December 31, 1994.

       The following table represents the required capital guidelines as issued by the Federal Reserve Bank ("FRB") and the Corporation's compliance with the standards as of March 31, 1995.


              Risk-Based Capital
        Leverage Capital      Tier 1 Capital       Total Capital
            Amount % (1)     Amount   % (2)       Amount  % (2)
Actual    38,185   11.88     38,185   16.49       41,079   17.74
Required  12,855    4.00      9,263    4.00       18,526    8.00
Excess    25,330    7.88     28,922   12.49       22,553    9.74

(1) Percentage of total adjusted assets. The FRB minimum leverage ratio requirement is 3% to 5%, depending on the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.

(2)    Percentage of risk-weighted assets.


REGULATORY RECOMMENDATIONS

       Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       Net income for the quarter ended March 31, 1995 was $1,543,071, or $0.33 share versus $1,160,749, or $0.25 per share for the comparable period in 1994 which represents a 32.9% increase. The increase is primarily attributable to increases in net interest income. On an annualized basis, these results represent a return on average assets of 1.96% versus 1.60% at March 31, 1994 and a return on average equity of 16.00% versus 13.00%.

       Loan demand was strong during the first quarter of 1995. As a result, gross loans increased 2.8% to $209,712,744 from $203,935,504 at December 31, 1994. Total deposits increased slightly to $267,009,482 from $266,352,534 at December 31, 1994. Investment securities totaled $58,419,626 at March 31, 1995 for a decrease of approximately $2.6 million from December 31, 1994. The decrease was primarily due to the sale of seasoned mortgage-backed securities with a greater than 85% paydown, paydowns in the mortgage backed portfolio and
maturities of municipal securities.   Investment securities had gross unrealized
gains of $1,061,872 and gross unrealized losses of $1,857,630 at March 31, 1995. Securities available for sale totaled $27,554,264 at March 31, 1995 for a decrease of approximately $3.2 million. Proceeds from sales and maturities in the investment and securities available for sale portfolios were used to fund the increased loan demand and to reinvest in additional securities. The carrying value of securities available for sale was $668,300 above their amortized cost at March 31, 1995. Total assets at March 31, 1995 were $321,784,790 compared to $324,048,652 at December 31, 1994.

       First quarter net interest income before provision for loan losses increased $791,038, or 24.7% for the period ending March 31, 1995 over the comparable 1994 quarter. The increase is attributable to an increase in the level of interest earning assets, as well as an improvement in the net interest margin to 5.85% at March 31, 1995 compared to 5.16% at March 31, 1994. The average yield on earning assets was 8.92% at March 31, 1995 compared to 7.67% at March 31, 1994. The average rate paid on interest-bearing liabilities was 3.93% at March 31, 1995 compared to 3.15% at March 31, 1994.

       Management continues to assess interest rate risk based on an earnings simulation model. The Bank's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Although rates increased during the periods analyzed, the earnings position improved because interest income was positively impacted by the increases in the prime rate of interest from 6.25% at March 31, 1994 to 9.0% at March 31, 1995. Funding costs increased, but not as quickly or in the same magnitude as the repricing of prime-based loans. As liabilities are repriced in response to rising rates, net interest income could decline.

       The provision for loan losses for the quarter ended March 31, 1995 was $125,000 compared to $75,000 for the quarter ended March 31, 1994. The increase in the provision was primarily attributable to the increase in gross loans outstanding. The allowance as a percentage of gross loans remained unchanged at

1.38% at March 31, 1995 compared to December 31, 1994. Management continues to perform a monthly analysis of the allowance utilizing a system for risk grading the portfolio. Based on this review, management believes the allowance to be adequate.

       Nonperforming assets at March 31, 1995 were $4,342,765 or 2.05% of gross loans and foreclosed properties compared to $5,062,343 or 2.46% at December 31, 1994. The level of nonperforming assets is presented in the following table.

                                    March 31,   December 31,
                                      1995         1994
Loans:
Nonaccrual loans                  $2,078,946     $2,033,122
Loans 90 days or more past
 due and still accruing               422,191     1,187,593
Foreclosed Property                 1,527,666     1,527,666
Other Real Estate                     313,962       313,962

       Net charge-offs for the three month period ended March 31, 1995 were $47,000 compared to $90,000 for the same period in 1994.

       Interest income that would have been recorded on nonaccrual loans for the three months ended March 31, 1995, had they performed in accordance with their original terms, amounted to $52,082. Interest income on nonaccrual loans included in the results of operations for the three months ended March 31, 1995 amounted to approximately $2,200.

       Noninterest income decreased approximately $92,000 or 9.9% for the three month period ended March 31, 1995 over the comparable period in 1994. The major components of this decrease were lower trust income due to the absence of one-time estate fees earned in 1994 and lower service charges due to lower commercial account service charges.

       Noninterest expense decreased approximately $14,000 or 0.5% for the three month period ended March 31, 1995 over the comparable period in 1994. Salaries and fringe benefits for the first quarter of 1995 were maintained at first quarter 1994 levels. Occupancy and equipment increased due to the initial cost of check imaging software and hardware. Efficiencies from this new process will not be realized until the latter part of 1995. Decreases have occurred in other professional fees, advertising, other insurance, foreclosed properties and other expenses.

       Total income tax expense for the quarter ended March 31, 1995 was $656,000 compared to $376,000 for the comparable period in 1994. The increase is attributable to an increase in income before taxes and an increase in the effective tax rate.


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


       (a)     Exhibits

               Exhibits No.
               (per Exhibit Table
               in item 601 of
               Regulation S-K)        Description of Exhibits


                    3.1 Restated Charter of the Registrant, incorporated herein by reference to
                                      Exhibit 3.1 of the Registrant's Annual
                                      Report on Form 10-K for the fiscal year
                                      ended December 31, 1994 (Commission File
                                      No. 0-15829).

                    3.2 By-laws of the Registrant, as amended, incorporated herein by reference to
                                      Exhibit 3.2 of the Registrant's Annual
                                      Report on Form 10-K for the fiscal year
                                      ended December 31, 1992 (Commission File
                                      No. 0-15829).

                    11                Statements regarding computation of per
                                      share earnings.

                    27                Financial Data Schedules




       (b)     No reports on Form 8-K were filed this quarter.


Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    FIRST CHARTER CORPORATION
                    (Registrant)




Date:    May 9, 1995          By  \s\ Robert O. Bratton
                              Robert O. Bratton
                                 Executive Vice President and
                                 Principal Financial and
                                 Accounting Officer





                                  EXHIBIT INDEX



Exhibits No.
(per Exhibit Table
in item 601 of                                          Sequential
Regulation S-K)          Description of Exhibits        Page Number

       11                Statements regarding
                         computation of per share
                         earnings.

       27                Financial Data Schedules