Form 10-Q
period 1995-06-30
FIRST CHARTER CORP /NC/
filed 1995-08-14
CIK 717306

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

     4,642,873 shares of Common Stock, $5.00 par value, outstanding as of August 11, 1995.


PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                            FIRST CHARTER CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                                      June 30,     December 31,
 ASSETS                                                1995            1994

 Cash and due from banks . . . . . . . . . . .     $ 17,342,232   $  18,110,298
 Federal Funds sold  . . . . . . . . . . . . .        7,146,991              --
 Securities available for sale:

  U.S. Government obligations  . . . . . . . .       11,702,054      16,083,594
  U.S. Government agency obligations   . . . .       15,995,765       8,911,518
  Mortgage-backed securities   . . . . . . . .        2,617,207       2,519,763
  State and municipal obligations, nontaxable           305,580              --
  Other  . . . . . . . . . . . . . . . . . . .        4,349,867       3,288,447
     Total securities available for sale . . .       34,970,473      30,803,322

 Investment securities:
  (Market value of $49,695,331, and $58,602,959
     at 6/30/95 and 12/31/94, respectively)
  U.S. Government agency obligations   . . . .               --       7,985,901
  Mortgage-backed securities   . . . . . . . .       13,402,671      16,260,021
  State and municipal obligations, nontaxable        36,038,295      36,792,641

     Total investment securities . . . . . . .       49,440,966      61,038,563
 Loans . . . . . . . . . . . . . . . . . . . .      219,600,798     203,935,504
  Less:  Unearned income . . . . . . . . . . .         (303,646)       (201,331)
         Allowance for loan losses . . . . . .       (2,905,988)     (2,816,172)
     Loans, net  . . . . . . . . . . . . . . .      216,391,164     200,918,001
 Premises and equipment, net . . . . . . . . .        7,864,892       7,247,098

 Other assets  . . . . . . . . . . . . . . . .        4,439,962       5,931,370
     Total assets  . . . . . . . . . . . . . .    $ 337,596,680   $ 324,048,652
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits, domestic:
  Noninterest-bearing  . . . . . . . . . . . .     $ 48,543,007   $  48,037,213

  Interest-bearing   . . . . . . . . . . . . .      231,023,589     218,315,321
     Total deposits  . . . . . . . . . . . . .      279,566,596     266,352,534
 Short-term borrowings . . . . . . . . . . . .       15,941,592      17,734,069
 Other liabilities . . . . . . . . . . . . . .        2,286,338       2,498,467
     Total liabilities . . . . . . . . . . . .      297,794,526     286,585,070
 Shareholders' equity:

 Common stock - $5 par value; authorized
  10,000,000 shares, issued and outstanding,
  4,633,641 shares at 6/30/95 and 4,632,250
  shares at 12/31/94   . . . . . . . . . . . .       23,168,205      23,161,250
 Additional paid-in capital  . . . . . . . . .           42,110             672
 Unrealized gain on securities available
  for sale   . . . . . . . . . . . . . . . . .          701,582          96,150

 Retained earnings . . . . . . . . . . . . . .       15,890,257      14,205,510
     Total shareholders' equity  . . . . . . .       39,802,154      37,463,582
     Total liabilities and shareholders' equity    $337,596,680   $ 324,048,652
 See accompanying notes to consolidated financial statements.

                            FIRST CHARTER CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                                                                         For the Six Months Ended
                                                                           June 30,      June 30,
          Interest Income:                                                   1995          1994

          Interest and fees on loans  . . . . . . . . . . . . . . .     $10,093,403  $  7,466,719
          Federal funds sold  . . . . . . . . . . . . . . . . . . .         129,049        78,698
          Securities available for sale:
            U.S. Government obligations . . . . . . . . . . . . . .         477,721       618,763

            U.S. Government agency obligations  . . . . . . . . . .         325,874        34,791
            Mortgage-backed securities  . . . . . . . . . . . . . .          75,913        47,337
            State and municipal obligations, nontaxable . . . . . .           1,019            --
            Other . . . . . . . . . . . . . . . . . . . . . . . . .          69,750        55,089
          Investment securities:
            U.S. Government obligations  . . . . . . . . . . . . . .             --        10,882

            U.S. Government agency obligations   . . . . . . . . . .         65,406        58,136
            Mortgage-backed securities   . . . . . . . . . . . . . .        494,555       642,777
            State and municipal obligations, nontaxable  . . . . . .        997,793     1,121,048
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . .         15,850            --
              Total interest income  . . . . . . . . . . . . . . . .     12,746,333    10,134,240
          Interest Expense:

          Deposits:
             Demand  . . . . . . . . . . . . . . . . . . . . . . . .        520,756       485,247
             Money Market  . . . . . . . . . . . . . . . . . . . . .        443,145       370,559
             Savings and time  . . . . . . . . . . . . . . . . . . .      3,522,901     2,350,370
          Short-term borrowings  . . . . . . . . . . . . . . . . . .        362,491       168,781
              Total interest expense   . . . . . . . . . . . . . . .      4,849,293     3,374,957

              Net interest income  . . . . . . . . . . . . . . . . .      7,897,040     6,759,283
          Provision for loan losses  . . . . . . . . . . . . . . . .        225,000       200,000
              Net interest income after provision for loan losses  .      7,672,040     6,559,283
          Noninterest income:
          Trust income   . . . . . . . . . . . . . . . . . . . . . .        662,280       718,682
          Service charges on deposit accounts  . . . . . . . . . . .        737,991       754,673

          Insurance and other commissions  . . . . . . . . . . . . .         91,352       101,521
          Securities available for sale transactions, net  . . . . .          6,830        57,698
          Investment securities transactions, net  . . . . . . . . .          4,298        10,571
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . .        167,366       178,522
              Total noninterest income   . . . . . . . . . . . . . .      1,670,117     1,821,667
          Noninterest expense:

          Salaries and fringe benefits   . . . . . . . . . . . . . .      2,688,018     2,648,150
          Occupancy and equipment  . . . . . . . . . . . . . . . . .        702,220       664,609
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . .      1,667,797     1,725,763
              Total noninterest expense  . . . . . . . . . . . . . .      5,058,035     5,038,522
              Income before income taxes   . . . . . . . . . . . . .      4,284,122     3,342,428
          Income taxes   . . . . . . . . . . . . . . . . . . . . . .      1,281,000       867,000

              Net Income   . . . . . . . . . . . . . . . . . . . . .    $ 3,003,122   $ 2,475,428

          See accompanying notes to consolidated financial statements.




                                  FIRST CHARTER CORPORATION AND SUBSIDIARY

                                          EARNINGS PER SHARE DATA

                                                                         For the Six Months Ended
                                                                           June 30,      June 30,
                                                                            1995          1994


          Primary income per share data:
              Net income . . . . . . . . . . . . . . . . . . . . . .          $0.64         $0.53

              Average common equivalent shares . . . . . . . . . . .      4,683,834     4,704,980

          Income per share data assuming full dilution:
              Net income . . . . . . . . . . . . . . . . . . . . . .          $0.64         $0.53
              Average common equivalent shares . . . . . . . . . . .      4,697,432     4,714,997


          Cash dividends declared  . . . . . . . . . . . . . . . . .          $0.26         $0.18



          All per share data has been retroactively adjusted to reflect a stock split effected in the form of a 33 1/3% stock dividend declared in the fourth quarter of
          1994.


          See accompanying notes to consolidated financial statements.

                            FIRST CHARTER CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME

                                                                      For The Three Months Ended
                                                                           June 30,      June 30,
          Interest Income:                                                   1995          1994

          Interest and fees on loans   . . . . . . . . . . . . . . .    $ 5,154,593  $  3,945,810
          Federal funds sold   . . . . . . . . . . . . . . . . . . .        108,601        45,476
          Securities available for sale:
            U.S. Government obligations  . . . . . . . . . . . . . .        221,383       311,318

            U.S. Government agency obligations   . . . . . . . . . .        186,766        24,384
            Mortgage-backed securities   . . . . . . . . . . . . . .         40,714        29,905
            State and municipal obligations, nontaxable  . . . . . .          1,019            --
            Other  . . . . . . . . . . . . . . . . . . . . . . . . .         29,787        23,309
          Investment securities:
            U.S. Government obligations  . . . . . . . . . . . . . .             --            --

            U.S. Government agency obligations   . . . . . . . . . .         21,049        31,916
            Mortgage-backed securities   . . . . . . . . . . . . . .        232,966       310,016
            State and municipal obligations, nontaxable  . . . . . .        498,154       556,345
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . .         15,850            --
              Total interest income  . . . . . . . . . . . . . . . .      6,510,882     5,278,479
          Interest Expense:

          Deposits:
             Demand  . . . . . . . . . . . . . . . . . . . . . . . .        265,620       250,181
             Money Market  . . . . . . . . . . . . . . . . . . . . .        222,483       183,366
             Savings and time  . . . . . . . . . . . . . . . . . . .      1,934,786     1,196,674
          Short-term borrowings  . . . . . . . . . . . . . . . . . .        190,424        97,408
              Total interest expense   . . . . . . . . . . . . . . .      2,613,313     1,727,629

              Net interest income  . . . . . . . . . . . . . . . . .      3,897,569     3,550,850
          Provision for loan losses  . . . . . . . . . . . . . . . .        100,000       125,000
              Net interest income after provision for loan losses  .      3,797,569     3,425,850
          Noninterest income:
          Trust income   . . . . . . . . . . . . . . . . . . . . . .        344,510       329,110
          Service charges on deposit accounts  . . . . . . . . . . .        371,249       379,188
          Insurance and other commissions  . . . . . . . . . . . . .         46,410        50,880
          Securities available for sale transactions, net  . . . . .       (19,064)       340,969
          Investment securities transactions, net  . . . . . . . . .             --         1,360
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . .         87,999        88,880
              Total noninterest income   . . . . . . . . . . . . . .        831,104       890,387
          Noninterest expense:

          Salaries and fringe benefits   . . . . . . . . . . . . . .      1,298,281     1,260,128
          Occupancy and equipment  . . . . . . . . . . . . . . . . .        338,837       331,664
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . .        906,504       918,766
              Total noninterest expense  . . . . . . . . . . . . . .      2,543,622     2,510,558
              Income before income taxes   . . . . . . . . . . . . .      2,085,051     1,805,679
          Income taxes   . . . . . . . . . . . . . . . . . . . . . .        625,000       491,000

              Net Income   . . . . . . . . . . . . . . . . . . . . .    $ 1,460,051   $ 1,314,679

          See accompanying notes to consolidated financial statements.



                                  FIRST CHARTER CORPORATION AND SUBSIDIARY
                                          EARNINGS PER SHARE DATA



                                                                      For the Three Months Ended
                                                                           June 30,      June 30,
                                                                            1995          1994


          Primary income per share data:
              Net income . . . . . . . . . . . . . . . . . . . . . .          $0.31         $0.28
              Average common equivalent shares . . . . . . . . . . .      4,684,889     4,695,161


          Income per share data assuming full dilution:
              Net income . . . . . . . . . . . . . . . . . . . . . .          $0.31         $0.28
              Average common equivalent shares . . . . . . . . . . .      4,693,715     4,702,019

          Cash dividends declared  . . . . . . . . . . . . . . . . .          $0.13         $0.09




          All per share data has been retroactively adjusted to reflect a stock split effected in the form of a 33 1/3% stock dividend declared in the fourth quarter of
          1994



          See accompanying notes to consolidated financial statements.



    FIRST CHARTER CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    For the six months ended June 30, 1995



                                                                           Unrealized
                                                     Add'l                    Gain in
                                         Common    Paid-in     Retained      value of
                                         Stock     Capital     Earnings    securities     Total

Balance,
 December 31, 1994   . . . .   $ 23,161,250  $     672 $ 14,205,510  $     96,150 $ 37,463,582
Net income for the
 six months ended
 June 30, 1995   . . . . . .             --         --    3,003,122            --    3,003,122
Cash dividends of $.26
 per share   . . . . . . . .             --         --   (1,203,625)           --   (1,203,625)
Purchase and retirement
 of common stock   . . . . .       (120,500)  (132,275)    (114,750)           --     (367,525)
Stock options exercised
 and Dividend Reinvestment
 Plan stock issued   . . . .        127,455    173,713           --            --      301,168
Unrealized gain on
 securities available
 for sale  . . . . . . . . .             --         --           --       605,432      605,432
Balance,
 June 30, 1995   . . . . . .   $ 23,168,205  $  42,110 $ 15,890,257  $    701,582 $ 39,802,154



See accompanying notes to consolidated financial statements.



     FIRST CHARTER CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        For the Six Months Ended
                                                                         June 30,       June 30,
                                                                          1995            1994

     Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .     $  3,003,122   $  2,475,428
      Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for loan losses  . . . . . . . . . . . . . . .          225,000        200,000
        Depreciation . . . . . . . . . . . . . . . . . . . . . .          323,245        282,817

        Premium amortization and discount accretion, net . . . .          (70,067)        57,891
        Net gain on investment securities transactions . . . . .           (4,298)       (10,571)
        Net gain on securities available for sale transactions .           (6,830)       (57,698)
        Net loss (gain) on sale of premises and equipment  . . .            2,477         (2,843)
        Decrease in other assets . . . . . . . . . . . . . . . .        1,104,329         55,180
        Decrease in other liabilities  . . . . . . . . . . . . .         (275,368)      (351,586)

           Net cash provided by operating activities . . . . . .        4,301,610      2,648,618
     Cash flows from investing activities:
      Proceeds from sales of investment securities . . . . . . .        1,725,292      3,010,937
      Proceeds from sales of securities available for sale . . .       11,033,420        106,188
      Proceeds from maturities and issuer calls of
        investment securities, net . . . . . . . . . . . . . . .       18,763,888     15,275,100

      Proceeds from maturities of securities available for sale         6,111,558        102,433
      Purchase of investment securities  . . . . . . . . . . . .       (8,848,558)   (10,923,181)
      Purchase of securities available for sale  . . . . . . . .      (20,281,583)    (6,504,211)
      Net increase in loans  . . . . . . . . . . . . . . . . . .      (15,698,163)   (10,055,979)
      Proceeds from sale of premises and equipment . . . . . . .            8,125          2,843
      Purchase of premises and equipment . . . . . . . . . . . .         (936,640)      (375,564)

           Net cash used in investing activities . . . . . . . .       (8,122,527)    (9,361,434)
     Cash flows from financing activities:
      Net increase in demand, NOW, Money Market and
        savings accounts . . . . . . . . . . . . . . . . . . . .        7,024,686      9,013,547
      Net increase (decrease) in certificates of deposit . . . .        6,189,376     (2,412,248)
      Net increase (decrease) in securities sold under
        repurchase agreements and other short-term borrowings  .       (1,792,477)     6,108,983
      Net increase in advances for taxes and insurance . . . . .           48,239         35,623
      Purchase of common stock . . . . . . . . . . . . . . . . .         (367,525)      (625,788)
      Proceeds from issuance of common stock . . . . . . . . . .          301,168        336,339
      Dividends paid . . . . . . . . . . . . . . . . . . . . . .       (1,203,625)      (838,173)
           Net cash provided (used) by financing activities  . .       10,199,842     11,618,283
      Net increase in cash and cash equivalents  . . . . . . . .        6,378,925      4,905,467
      Cash and cash equivalents at beginning of period . . . . .       18,110,298     12,857,677
      Cash and cash equivalents at end of period . . . . . . . .     $ 24,489,223   $ 17,763,144
                                                                                      (Continued)



     FIRST CHARTER CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                                        For the Six Months Ended
                                                                         June 30,       June 30,
                                                                          1995            1994

     Supplemental disclosures of cash flow information:
      Cash paid during the year for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . .     $  4,636,179   $  3,382,622

      Income taxes . . . . . . . . . . . . . . . . . . . . . . .     $  1,479,771   $    805,443
      Supplemental disclosure of non-cash transactions:
        Transfer of loans and premises and equipment to other
        real estate owned  . . . . . . . . . . . . . . . . . . .               --   $     29,901
      Unrealized gains (loss) in value of securities available
        for sale (net of tax effect of $387,079 and $(227,997)

        for 1995 and 1994, respectively) . . . . . . . . . . . .     $    605,432   $   (356,612)



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

          4. Effective January 1, 1995 the Corporation adopted Financial Accounting Standards Board ("Statement 114") No. 114 "Accounting by Creditors for Impairment of a Loan". This Statement requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement at either the present value of expected cash flows discounted at the loan's effective interest rate, or the fair value of the collateral for certain collateral dependent loans. At June 30, 1995 the allowance for loan losses related to loans that were identified for evaluation in accordance with Statement 114 was determined based on one of the methods discussed above.

                 The following table presents changes in the allowance for loan losses at June 30, 1995:


                 Beginning Balance                          $2,816,172
                 Add:
                 Provision charged to operations               225,000
                                                             3,041,172
                 Less:
                   Loan charge-offs                            198,985
                   Less loan recoveries                         63,801
                    Net loan charge-offs                       135,184
                 Ending Balance                             $2,905,988






                 At June 30, 1995, the recorded investment in loans that were considered to be impaired under Statement 114 was $2,613,005 (of which $2,216,906 was on nonaccrual). The related allowance for loan losses on these loans was $1,056,377. The average recorded investment in impaired loans for the six months ended June 30 1995 was $2,634,825. For the six months ended June 30, 1994, the Corporation recognized interest income on impaired loans of $20,274, none of which was recognized using the cash method of income recognition.





          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          CAPITAL RESOURCES

                 At June 30, 1995, total shareholders' equity was $39,802,154, or $8.59 per share compared to $37,463,582, or $8.09 per share at December 31, 1994.

                 The following table represents the required capital guidelines as issued by the Federal Reserve Bank ("FRB") and the Corporation's compliance with the standards as of June 30, 1995.


                                     Risk-Based Capital
                  Leverage Capital      Tier 1 Capital       Total Capital
                      Amount % (1)     Amount   % (2)       Amount  % (2)

          Actual    39,100   11.61     39,100   16.13       42,006   17.33
          Required  13,476    4.00      9,698    4.00       19,396    8.00
          Excess    25,624    7.61     29,402   12.13       22,610    9.33

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

          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 Net income for the three month period ended June 30, 1995 was $1,460,051, or $0.31 share versus $1,314,679, or $0.28 per share for the comparable period in 1994 which represents a 11.1% increase. Net income for the six month period ended June 30, 1995 was $3,003,122, or $0.64 share versus $2,475,428, or $0.53 per share for the comparable period in 1994 which represents a 21.3% increase. The increases are primarily attributable to increases in net interest income. On an annualized basis, these results represent a return on average assets of 1.87% versus 1.69% at June 30, 1994 and a return on average equity of 15.38% versus 13.76%.

                 Loan demand was strong during the first six months of 1995. As a result, gross loans increased 7.7% to $219,600,798 from $203,935,504 at December 31, 1994. Total deposits increased 5.0% to $279,566,596 from $266,352,534 at December 31, 1994.

                 Investment securities totaled $49,440,966 at June 30, 1995 for a decrease of approximately $11.6 million from December 31, 1994. The decrease was primarily due to the sale of seasoned mortgage-backed securities with a greater than 85% paydown, paydowns in the mortgage backed portfolio, maturities of short-term U. S. government agency obligations and maturities of
          municipal securities.   Investment securities had gross
          unrealized gains of $1,318,930 and gross unrealized losses of $1,064,565 at June 30, 1995. Securities available for sale totaled $34,970,473 at June 30, 1995 for an increase of approximately $4.2 million. The increase was primarily due to purchases of U. S. government agency obligations. Proceeds from sales and maturities in the investment and securities available for sale portfolios were used to fund the increased loan demand and to reinvest in additional securities. The carrying value of securities available for sale was $1,150,132 above their amortized cost at June 30, 1995 which represents gross unrealized gains of $1,215,294 and gross unrealized losses of $65,162.

                 Total assets at June 30, 1995 were $337,596,680 compared to $324,048,652 at December 31, 1994. Asset growth is attributable to increases in loan balances.

                 For the three and six month periods ended June 30, 1995
          net interest income before provision for loan losses increased $346,000 and $1,138,000, respectively, over the comparable
          periods in 1994.   The increases are attributable to an increase

          in the level of interest earning assets, as well as an improvement in the net interest margin to 5.67% at June 30, 1995 compared to 5.42% at June 30, 1994. The average yield on earning assets was 8.94% at June 30, 1995 compared to 7.92% at June 30, 1994. The average interest-bearing liabilities increased, and the average rate paid on interest-bearing liabilities increased to 4.14% at June 30, 1995 compared to 3.14% at June 30, 1994.

                 Management continues to assess interest rate risk based on an earnings simulation model. The Bank's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories.
          Although rates increased during the periods analyzed, the earnings position improved because interest income was positively impacted by the increases in the prime rate of interest from June 30, 1994 to June 30, 1995. Funding costs increased, but not as quickly or in the same magnitude as the repricing of prime-based loans. As liabilities are repriced in response to rising rates, net interest income could decline.

                 The provision for loan losses for the six months ended June 30, 1995 was $225,000 compared to $200,000 for the six months ended June 30, 1994. The increase in the provision was primarily attributable to the increase in gross loans outstanding. The allowance as a percentage of gross loans was 1.33% at June 30, 1995 compared to 1.38% at December 31, 1994. Management continues to perform a monthly analysis of the allowance utilizing a system for risk grading the portfolio. Based on this review, management believes the allowance to be adequate.

                 Nonperforming assets at June 30, 1995 were $4,058,671 or 1.84% of gross loans and foreclosed properties compared to $5,062,343 or 2.46% at December 31, 1994. The level of nonperforming assets is presented in the following table.

                                              June 30,   December 31,
                                                1995         1994
          Loans:
          Nonaccrual loans                  $2,308,449     $2,033,122
          Loans 90 days or more past
           due and still accruing               539,268     1,187,593
          Foreclosed Property                   896,992     1,527,666
          Other Real Estate                     313,962       313,962

                 The decrease in foreclosed properties is primarily attributable to a sale of a commercial real estate property during the second quarter of 1995. This sale resulted in a realized gain of approximately $46,000.

                 Net charge-offs for the six month period ended June 30, 1995 were $135,000 compared to $270,000 for the same period in 1994.

                 Interest income that would have been recorded on nonaccrual loans for the six months ended June 30, 1995, had they performed in accordance with their original terms, amounted to approximately $118,000. Interest income on nonaccrual loans included in the results of operations for the six months ended June 30, 1995 amounted to approximately $12,500.

                 Noninterest income decreased approximately $59,000 or 6.7% for the three month period ended June 30, 1995 over the comparable period in 1994. The major component of this decrease was lower gains on securities available for sale.

                 Noninterest income decreased approximately $152,000 or 8.3% for the six month period ended June 30, 1995 over the comparable period in 1994. The major components of this decrease were lower trust income due to the absence of one-time estate fees earned in 1994, lower service charges due to lower commercial account service charges and lower gains on securities available for sale.

                 Noninterest expense increased approximately $33,000 or 1.3% and $20,000 or 0.4% for the three and six month periods ended June 30, 1995, respectively, over the comparable period in 1994. Salaries and fringe benefits increased primarily due to a higher level of full-time equivalents in 1995 over the comparable periods in 1994. Occupancy and equipment increased due to the initial cost of check imaging software and hardware.
          Efficiencies from this new process are expected to be realized in the latter part of 1995. Decreases have occurred in other professional fees, advertising, other insurance, foreclosed properties and other expenses.

                 Total income tax expense for the three and six month periods ended June 30, 1995 increased $134,000 and $414,000, respectively, over the comparable periods in 1994. The increase is attributable to an increase in income before taxes and an increase in the effective tax rate.

          PART II - OTHER INFORMATION
          Item 4.  Submission of matters to a Vote of Security Holders.

               (a) First Charter Corporation's Annual Meeting of
                   Shareholders was held on April 25, 1995.

               (b) The following directors were elected for three-year
                   terms expiring in 1997.
                                                                      Broker
                                               For      Withholding  Non Votes
                   J. Knox Hillman, Jr.  3,225,509.455   9,492.000     0.0000
                   Lawrence M. Kimbrough 3,234,682.455     319.000     0.0000
                   Robert F. Lowrance    3,225,509.455   9,492.000     0.0000
                   Robert L. Wall        3,223,934.450  11,067.005     0.0000
                   James B. Widenhouse   3,225,509.455   9,492.000     0.0000

                   The following directors' terms of office continued after the annual meeting:

                   William R. Black
                   Jane B. Brown
                   Grady S. Carpenter
                   Michael R. Coltrane
                   J. Roy Davis, Jr.
                   Branson C. Jones
                   Duard C. Linn, Jr.
                   Hugh H. Morrison
                   T. David Propst

               (c) A brief description of the other matters (exclusive of procedural matters) voted upon at the meeting is set forth below.

                   A motion to ratify the adoption of the 1996 First Charter Corporation Employee Stock Purchase Plan was adopted by a vote of the majority of the shares of the Corporation's Common Stock present or represented by proxy and entitled to vote, as follows:

                   For:                  3,637,551.569
                   Against:                 42,400.372
                   Abstained:               27,633.727
                   Broker Non Votes        137,555.000

                   A motion to ratify the adoption of the First Charter Corporation Restricted Stock Award Plan was adopted by a vote of the majority of the shares of the Corporation's Common Stock present or represented by proxy and entitled to vote, as follows:

                   For:                  3,546,431.303
                   Against:                 86,119.789
                   Abstained:               72,115.576
                   Broker Non Votes        140,155.000


                   A motion to ratify the action of the Board of Directors in selection of KPMG Peat Marwick LLP as independent public accountants for 1995 was adopted by a vote of the majority of the votes cast with respect to shares of the Corporation's Common Stock as follows:

                   For:                  3,833,116.642
                   Against:                    466.618
                   Abstained:               11,557.400
                   Broker Non Votes              0.000

          Item 6. Exhibits and Reports on Form 8-K


                 (a)     Exhibits

                         Exhibit No.
                         (per Exhibit Table
                         in item 601 of
                         Regulation S-K)        Description of Exhibits


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

                              FIRST CHARTER CORPORATION
                              (Registrant)




          Date:    August 11, 1995    By  \s\ Robert O. Bratton
                                           Robert O. Bratton
                                           Executive Vice President and
                                           Principal Financial and
                                           Accounting Officer





                                    EXHIBIT INDEX



        Exhibit No.
        (per Exhibit Table
        in item 601 of                                          Sequential
        Regulation S-K)          Description of Exhibits        Page Number

               11                Statements regarding
                                 computation of per share
                                 earnings.

               27                Financial Data Schedules