Form 10-K/A
period 1994-12-31
FIRST CHARTER CORP /NC/
filed 1995-11-09
CIK 717306

FORM 10-K-A AMENDMENT 1
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

    (Mark One)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended            December 31, 1994
                                          OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from                        to


 Commission file number           0-15829


                         FIRST CHARTER CORPORATION

               (Exact name of registrant as specified in its Charter)

           North Carolina                                   56-1355866
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification Number)

    22 Union Street, North, Concord, N.C.                  28026 -0228
    (Address of Principal Executive Offices)                (Zip Code)

         Registrant's telephone number, including area code (704) 786-3300.

             Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
         N/A                                            N/A


             Securities registered pursuant to Section 12(g) of the Act:
                         Common stock, $5.00 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes  X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
    K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of
    the registrant as of  February 28        was $ 51,611,795      .

        As of   February 28    , the Registrant had outstanding   4,635,884
    Common Stock, $5.00 par value.

                         Documents Incorporated by Reference
        PARTS I and II: Annual Report to Shareholders for the fiscal year ended December 31, 1994 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Annual Report to Shareholders is not deemed to be filed as part of this report).

        PART III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14 A promulgated pursuant to the Securities Exchange Act of 1934 in connection with the 1995 Annual Meeting of Shareholders (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this report).
                                       PART IV

    The Registrant hereby amends Item 14(a)(3) of its Annual Report on Form 10-K for the year ended December 31, 1994, so that, as amended it reads as follows:


    Exhibit No.
    (per Exhibit
    Table in
    Item 601 of
    Regulation S-K)     Description of Exhibits

       *3.1           Restated Charter of the Registrant.

        3.2 By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

       10.1 Comprehensive Stock Option Plan, incorporated herein by referenced to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

       10.2 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 28.1 of the Registrant's Registration Statement No. 33-52004.

       10.3 Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.9 of the Registrant's Registration Statement No. 33-13915.

       10.4 1993 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-15829).

       *10.5 Change in Control Agreement dated November 16, 1994 for Lawrence M. Kimbrough.

       *10.6 Change in Control Agreement dated November 16, 1994 for Robert O. Bratton.

       *10.7 Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr.

        11.1          Statements regarding computation of per share earnings.

       *13.1          First Charter Corporation Annual Report to its
                      shareholders for the year ended December 31, 1993.  Such
                      Annual Report to its shareholders, except for  those
                      portions which are expressly incorporated by  reference
                      in this Form 10-K, is furnished for the  information of
                      the Commission and is not to be  deemed "filed" as part
                      of the Form 10-K.
        21.1          List of subsidiaries of the Registrant, incorporated by
                      reference to Exhibit 22.1 of the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended December
                      31, 1990 (Commission File No. 0-15829).
       *23.1          Consent of KPMG Peat Marwick, LLP.




    *    Previously filed.

                                      SIGNATURE

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST CHARTER CORPORATION
                                               (Registrant)


                                By: /s/ Lawrence M. Kimbrough
                                       Lawrence M. Kimbrough, President and CEO


                                            Date: November 9, 1995

                                    Exhibit Index

    Exhibit No.
    (per Exhibit
    Table in
    Item 601 of
    Regulation S-K)     Description of Exhibits


       *3.1           Restated Charter of the Registrant.

        3.2 By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

        10.1 Comprehensive Stock Option Plan, incorporated herein by referenced to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

        10.2 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 28.1 of the Registrant's Registration Statement No. 33-52004.
        10.3 Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.9 of the Registrant's Registration Statement No. 33-13915.

        10.4 1993 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-15829).
       *10.5 Change in Control Agreement dated November 16, 1994 for Lawrence M. Kimbrough.

       *10.6 Change in Control Agreement dated November 16, 1994 for Robert O. Bratton.

       *10.7 Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr.

        11.1          Statements regarding computation of per share earnings.

       *13.1 First Charter Corporation Annual Report to its shareholders for the year ended December 31, 1993. Such Annual Report to its shareholders, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.

        21.1 List of subsidiaries of the Registrant, incorporated by reference to Exhibit 22.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-15829).

       *23.1          Consent of KPMG Peat Marwick, LLP.
    *    Previously filed.

   FIRST CHARTER CORPORATION                                   Exhibit 11
   STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                                  December 31,   December 31,   December 31,
                                                      1994           1993           1992
   NET INCOME PER SHARE COMPUTED AS FOLLOWS:
   PRIMARY:


   1.       Net income . . . . . . . . . . .   $     5,259,672   $  4,468,845   $  3,293,386

   2.       Weighted average common stock
              shares outstanding . . . . . .         4,654,478      4,677,692      4,686,327

   3.       Incremental shares under stock
              options computed under the
              treasury stock method using the
              average market price of issuer's
              stock during the periods . . .            42,421         42,800         11,519

   4.       Weighted average common shares and
              common equivalent shares
              outstanding  . . . . . . . . .         4,696,899      4,720,492      4,697,846

   5.       Net income per share . . . . . .   $          1.12   $       0.95   $       0.70
              (Item 1 Divided by Item 4)


   FULLY DILUTED:

   1.       Net income . . . . . . . . . . .   $     5,259,672   $  4,468,845   $  3,293,386

   2.       Weighted average common shares
              outstanding  . . . . . . . . .         4,654,478      4,677,692      4,686,327

   3.       Incremental shares under stock
              options computed under the
              treasury stock method using
              the higher of the average or
              ending market price of issuer's
              stock at the end of the
              periods  . . . . . . . . . . .            46,717         49,440         30,953

   4.       Weighted average common shares and
              common equivalent shares
              outstanding  . . . . . . . . .         4,701,195      4,727,132      4,717,280

   5.      Net income per share  . . . . . .    $         1.12   $       0.95   $       0.70
                (Item 1 Divided by Item 4)




All per share data has been retroactively adjusted to reflect a stock split effected in the form of a 33 1/3% stock dividend declared in the fourth quarter of 1994.