Form 10-Q
period 1995-09-30
FIRST CHARTER CORP /NC/
filed 1995-11-14
CIK 717306

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number           0-15829

                            FIRST CHARTER CORPORATION
             (Exact name of registrant as specified in its charter)

North Carolina                               56-1355866
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

22 Union Street, North, Concord, North Carolina                 28025
---------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

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

           4,640,213 shares of Common Stock, $5.00 par value, outstanding as of November 13, 1995.

PART 1.                        FINANCIAL INFORMATION
ITEM 1.                        FINANCIAL STATEMENTS

                    FIRST CHARTER CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                             SEPTEMBER 30,         December 31,
ASSETS                                                                                            1995                 1994
                                                                                             -------------            ---------
Cash and due from banks..........................................................      $        15,931,376  $        18,110,298
Federal Funds sold...............................................................                       --                   --
Securities available for sale:
   U.S. Government obligations...................................................               11,640,640           16,083,594
   U.S. Government agency obligations............................................               16,037,597            8,911,518
   Mortgage-backed securities....................................................                2,528,462            2,519,763
   State and municipal obligations, nontaxable...................................                2,243,137                   --
   Other.........................................................................                4,341,702            3,288,447
                                                                                             -------------        -------------
      Total securities available for sale........................................               36,791,538           30,803,322
                                                                                             -------------        -------------
Investment securities:
   (Market value of $54,336,242, and $58,602,959
    at 9/30/95 and 12/31/94, respectively)
   U.S. Government agency obligations............................................                4,982,919            7,985,901
   Mortgage-backed securities....................................................               12,624,804           16,260,021
   State and municipal obligations, nontaxable...................................               35,732,805           36,792,641
                                                                                             -------------        -------------
      Total investment securities................................................               53,340,528           61,038,563
                                                                                             -------------        -------------
Loans............................................................................              228,648,198          203,935,504
   Less:      Unearned income....................................................                 (297,976)            (201,331)
              Allowance for loan losses..........................................               (3,068,838)          (2,816,172)
                                                                                              ------------        ------------
      Loans, net.................................................................               225,281,384         200,918,001
                                                                                              -------------       -------------
Premises and equipment, net......................................................                 8,019,623           7,247,098
Other assets.....................................................................                 4,094,255           5,931,370
                                                                                              -------------       -------------
      Total assets...............................................................             $ 343,458,704  $      324,048,652
                                                                                              =============  =      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits, domestic:
   Noninterest-bearing...........................................................      $         48,279,929  $       48,037,213
   Interest-bearing..............................................................               234,450,597         218,315,321
                                                                                              -------------       -------------
      Total deposits.............................................................               282,730,526         266,352,534
Short-term borrowings............................................................                16,955,865          17,734,069
Other liabilities................................................................                 2,922,114           2,498,467
                                                                                              -------------       -------------
      Total liabilities..........................................................               302,608,505         286,585,070
                                                                                              -------------       -------------
Shareholders' equity:
Common stock - $5 par value; authorized
   10,000,000 shares, issued and outstanding,
   4,643,993 shares at 9/30/95 and 4,632,250
   shares at 12/31/94............................................................               23,219,965             23,161,250
Additional paid-in capital.......................................................                  159,328                    672
Unrealized gain on securities available
   for sale......................................................................                  648,058                 96,150
Retained earnings................................................................               16,822,848             14,205,510
                                                                                             -------------          -------------
      Total shareholders' equity.................................................               40,850,199             37,463,582
      Total liabilities and shareholders' equity.......................................$       343,458,704  $         324,048,652

See accompanying notes to consolidated financial statements.

                    FIRST CHARTER CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                                         FOR NINE MONTHS ENDED
                                                                                                 SEPT. 30,                Sept. 30,
INTEREST INCOME:                                                                                    1995                     1994
Interest and fees on loans................................................................  $   15,508,459 $             11,800,244
Federal funds sold........................................................................         215,010                  113,601
Securities available for sale:
    U.S. Government obligations...........................................................         696,150                  925,361
    U.S. Government agency obligations....................................................         596,358                  127,067
    Mortgage-backed securities............................................................         114,627                   83,496
    State and municipal obligations, nontaxable...........................................          18,082                       --
    Other.................................................................................         119,296                   79,919
 Investment securities:
    U.S. Government obligations..........................................................               --                   10,882
    U.S. Government agency obligations...................................................           95,685                  126,049
    Mortgage-backed securities...........................................................          716,512                  942,167
    State and municipal obligations, nontaxable..........................................        1,482,471                1,632,558
 Other...................................................................................           15,850                       --
                                                                                                ----------              -----------
       Total interest income.............................................................       19,578,500               15,841,344
                                                                                                ----------              -----------
 INTEREST EXPENSE:
 Deposits:
    Demand                                                                                         778,916                  737,046
    Money Market.........................................................................          649,185                  572,617
    Savings and time.....................................................................        5,594,773                3,677,210
 Short-term borrowings...................................................................          557,227                  292,732
                                                                                                ----------              -----------
       Total interest expense............................................................        7,580,101                5,279,605
                                                                                                ----------              -----------
       Net interest income...............................................................       11,998,399               10,561,739
 Provision for loan losses...............................................................          550,000                  350,000
                                                                                                ----------              -----------
       Net interest income after provision for loan losses...............................        11,448,399              10,211,739
                                                                                                ----------              -----------
 NONINTEREST INCOME:
 Trust income............................................................................        1,006,800                1,048,352
 Service charges on deposit accounts.....................................................        1,107,126                1,116,274
 Insurance and other commissions.........................................................          135,625                  148,148
 Securities available for sale transactions, net.........................................            6,830                   74,142
 Investment securities transactions, net.................................................            4,298                   38,761
 Other...................................................................................          254,482                  255,774
                                                                                                ----------              -----------
       Total noninterest income..........................................................        2,515,161                2,681,451
                                                                                                ----------              -----------
 NONINTEREST EXPENSE:
 Salaries and fringe benefits............................................................        4,066,726                3,911,565
 Occupancy and equipment.................................................................        1,042,290                  982,191
 Other...................................................................................        2,354,112                2,583,962
                                                                                                ----------              -----------
       Total noninterest expense.........................................................        7,463,128                7,477,718
                                                                                                ----------              -----------
       Income before income taxes........................................................        6,500,432                5,415,472
 Income taxes............................................................................        1,961,000                1,514,000
                                                                                                ----------              -----------
       Net Income........................................................................    $   4,539,432  $             3,901,472

                                                                                             =============  =======================


 See accompanying notes to consolidated financial statements.

                    FIRST CHARTER CORPORATION AND SUBSIDIARY
                             EARNINGS PER SHARE DATA



                                                                                               FOR NINE MONTHS ENDED
                                                                                          SEPT. 30,                Sept. 30,
                                                                                            1995                      1994
                                                                                         ----------                 ------
 PRIMARY INCOME PER SHARE DATA:
      Net income.......................................................................       $0.97                   $0.83
                                                                                         ==========                ========
      Average common equivalent shares.................................................   4,692,307                4,701,067

 INCOME PER SHARE DATA ASSUMING FULL DILUTION:
      Net income.......................................................................       $0.97                    $0.83
                                                                                         ==========               ==========
      Average common equivalent shares.................................................   4,706,073                4,706,519

 CASH DIVIDENDS DECLARED...............................................................       $0.39                    $0.28



 All per share data has been retroactively adjusted to reflect a stock split effected in the form of a 33 1/3% stock dividend declared in the fourth quarter of 1994.


 See accompanying notes to consolidated financial statements.

                    FIRST CHARTER CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                                  For The Three Months Ended
                                                                                                SEPT. 30,               Sept. 30,
 INTEREST INCOME:                                                                                 1995                     1994
                                                                                              ----------               --------
 Interest and fees on loans.....................................................   $           5,415,056  $             4,333,525
 Federal funds sold.............................................................                  85,961                   34,903
 Securities available for sale:
    U.S. Government obligations.................................................                 218,429                  306,598
    U.S. Government agency obligations..........................................                 270,484                   92,276
    Mortgage-backed securities..................................................                  38,714                   36,159
    State and municipal obligations, nontaxable.................................                  17,063                       --
    Other.......................................................................                  49,546                   24,830
 Investment securities:
    U.S. Government obligations.................................................                      --                       --
    U.S. Government agency obligations..........................................                  30,279                   67,913
    Mortgage-backed securities..................................................                 221,957                  299,390
    State and municipal obligations, nontaxable.................................                 484,678                  511,510
 Other..........................................................................                      --                       --
                                                                                              ----------              -----------
       Total interest income....................................................               6,832,167                5,707,104
 INTEREST EXPENSE:
 Deposits:
    Demand                                                                                       258,160                  251,799
    Money Market................................................................                 206,040                  202,058
    Savings and time............................................................               2,071,872                1,326,840
 Short-term borrowings..........................................................                 194,736                  123,951
       Total interest expense...................................................               2,730,808                1,904,648
       Net interest income......................................................               4,101,359                3,802,456
 Provision for loan losses......................................................                 325,000                  150,000
                                                                                              ----------              -----------
       Net interest income after provision for loan losses......................               3,776,359                3,652,456
 NONINTEREST INCOME:
 Trust income...................................................................                 344,520                  329,670
 Service charges on deposit accounts............................................                 369,135                  361,601
 Insurance and other commissions................................................                  44,273                   46,627
 Securities available for sale transactions, net................................                      --                   16,444
 Investment securities transactions, net........................................                      --                   28,190
 Other..........................................................................                  87,116                   77,252
                                                                                              ----------              -----------
       Total noninterest income.................................................                 845,044                  859,784
                                                                                              ----------              -----------




 NONINTEREST EXPENSE:
 Salaries and fringe benefits...................................................               1,378,708                1,263,415
 Occupancy and equipment........................................................                 340,070                  317,582
 Other..........................................................................                 686,315                  858,199
                                                                                              ----------              -----------
       Total noninterest expense................................................               2,405,093                2,439,196
                                                                                              ----------              -----------
       Income before income taxes...............................................               2,216,310                2,073,044
 Income taxes...................................................................                 680,000                  647,000
                                                                                              ----------              -----------
       Net Income...............................................................   $           1,536,310   $            1,426,044
                                                                                   =           =========   =            =========

 See accompanying notes to consolidated financial statements.

                    FIRST CHARTER CORPORATION AND SUBSIDIARY
                             EARNINGS PER SHARE DATA




                                                                                                    For the Three Months Ended
                                                                                                SEPT. 30,                Sept. 30,
                                                                                                  1995                     1994

 PRIMARY INCOME PER SHARE DATA:
      Net income...........................................................................         $0.33                    $0.30
                                                                                               ==========                =========
      Average common equivalent shares.....................................................     4,705,770                4,692,323

 INCOME PER SHARE DATA ASSUMING FULL DILUTION:
      Net income...........................................................................         $0.33                    $0.30
                                                                                               ==========               ==========
      Average common equivalent shares.....................................................     4,709,175                4,692,323

 CASH DIVIDENDS DECLARED...................................................................         $0.13                    $0.10
                                                                                               ==========               ==========



 All per share data has been retroactively adjusted to reflect a stock split effected in the form of a 33 1/3% stock dividend declared in the fourth quarter of 1994


 See accompanying notes to consolidated financial statements.

 FIRST CHARTER CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 For The Nine Months Ended September 30, 1995






                                                                                                       Unrealized
                                                                         Add'l                          Gain in
                                                     Common            Paid-in         Retained        value of
                                                     Stock             Capital         Earnings      securities           Total

 Balance,
 December 31, 1994..................      $      23,161,250  $             672   $   14,205,510   $      96,150   $    37,463,582
 Net income for the
 nine months ended
 September 30, 1995.................                     --                 --        4,539,432              --         4,539,432
 Cash dividends of $.39
  per share.........................                     --                 --      (1,807,344)              --       (1,807,344)
 Purchase and retirement
  of 24,384 shares of
  common stock......................              (121,920)          (136,393)        (114,750)              --         (373,063)
 Stock options exercised
 and Dividend Reinvestment
 Plan stock issued totalling
 36,127 shares......................                180,635            295,049               --              --           475,684
 Unrealized gain on
 securities available
 for sale...........................                     --                 --               --         551,908           551,908
                                               ------------          ---------      -----------      ----------       -----------
 Balance,
 September 30, 1995.................      $      23,219,965  $          159,328  $   16,822,848   $     648,058       $40,850,199
                                          =      ==========  =         =======   =   ==========   =     =======       ===========


 See accompanying notes to consolidated financial statements.

 FIRST CHARTER CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,               September 30,
                                                                                         1995                        1994
                                                                                     -------------                  --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................................................                 $4,539,432                 $ 3,901,472
 Adjustments to reconcile net income to net
 cash provided by operating activities:
    Provision for loan losses..........................................                    550,000                     350,000
    Depreciation.......................................................                    472,179                     407,145
    Premium amortization and discount accretion, net...................                    (97,121)                     24,083
    Net gain on investment securities transactions.....................                    (4,298)                     (38,761)
    Net gain on securities available for sale transactions.............                    (6,830)                     (74,142)
    Net (gain) on sale of premises and equipment.......................                   (12,449)                     (2,843)
    Decrease in other assets...........................................                  1,495,787                     166,041
    Decrease in other liabilities .....................................                    326,766                      20,000
                                                                                      ------------

               Net cash provided by operating activities...............                  7,263,466                   4,752,995
                                                                                      ------------                ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of investment securities.......................                  1,725,292                   3,010,937
    Proceeds from sales of securities available for sale...............                 11,033,420                     163,742
    Proceeds from maturities and issuer calls of
         investment securities, net....................................                 19,833,196                  25,779,123
    Proceeds from maturities of securities available for sale..........                 12,133,516                   2,166,970
    Purchase of investment securities..................................               (13,801,199)                (20,867,635)
    Purchase of securities available for sale..........................               (28,201,390)                (14,652,180)
    Net increase in loans..............................................               (24,924,914)                (19,347,619)
    Proceeds from sale of premises and equipment.......................                     30,425                       2,843
    Purchase of premises and equipment.................................                (1,247,680)                 (1,136,249)
               Net cash used in investing activities...................               (23,419,334)                (24,880,068)
                                                                                      ------------                ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand, NOW, Money Market and
         savings accounts..............................................                  9,959,321                  19,952,914
    Net increase (decrease) in certificates of deposit.................                  6,418,671                 (2,484,538)
    Net increase (decrease) in securities sold under
         repurchase agreements and other short-term borrowings.........                   (778,204)                 7,628,282
    Net increase in advances for taxes and insurance...................                     81,881                     32,597
    Purchase of common stock...........................................                  (373,063)                   (963,145)
    Proceeds from issuance of common stock.............................                    475,684                     439,107
    Dividends paid.....................................................                (1,807,344)                 (1,290,629)
               Net cash provided (used) by financing activities........                 13,976,946                  23,314,588
                                                                                      ------------                 -----------
    Net increase in cash and cash equivalents..........................                (2,178,922)                   3,187,515
    Cash and cash equivalents at beginning of period...................                 18,110,298                  12,857,677
                                                                                      ------------                ------------
    Cash and cash equivalents at end of period.........................  $              15,931,376   $              16,045,192
                                                                         =              ==========   =              ==========


                                                                     (Continued)







 FIRST CHARTER CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                                                                    FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,               September 30,
                                                                                               1995                        1994
                                                                                           -------------               --------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the yearfor:
    Interest...........................................................    $               7,277,939   $               5,176,397
                                                                           =               =========   =               =========
    Income taxes.......................................................    $               2,276,671   $               1,350,443
                                                                           =               =========   =               =========
    Supplemental disclosure of non-cash transactions:
         Transfer of loans and premises and equipment to other
         real estate owned.............................................    $                  11,531   $                  29,901
                                                                           =                  ======   =                  ======
    Unrealized gains (loss) in value of securities available
         for sale (net of tax effect of $387,079 and $(227,997)
         for 1995 and 1994, respectively)..............................    $                 551,908               $   (380,820)
                                                                           =                 =======               ============



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

4. The Financial Accounting Standards Board (FASB) has issued Standard No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. This Standard is required for fiscal years beginning after December 15, 1994.

               The FASB also has issued Standard No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," that amends FASB Standard No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans. This standard is to be implemented concurrently with Standard No. 114.

               The Standards do not apply to large groups of smaller-balance homogenous loans that are collectively evaluated for impairment. For the Company, these loans include residential mortgage and consumer installment loans.

               On January 1, 1995, the provisions of Standards No. 114 and 118 were adopted. The adoption of the Standards required no increase to the allowance for loan losses and has had no impact on net income. The impact to historical amounts was not material, and accordingly, historical amounts have not been restated.

               Management considers loans to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to contractual terms of the loan agreement. Factors that influence management's judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of loans of certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method.

               When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

               A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

               The following table presents changes in the allowance for loan losses at September 30, 1995:


         Beginning Balance                      $2,816,172
         Add:
         Provision charged to operations          550,000
                                                3,366,172
         Less:
               Loan charge-offs                   419,568
               Less loan recoveries               122,234
                  Net loan charge-offs            297,334
         Ending Balance                        $3,068,838

               At September 30, 1995, the recorded investment in loans that were considered to be impaired under Statement 114 was $2,529,478 (of which $2,153,152 was on nonaccrual). The related allowance for loan losses on these loans was $1,039,203. The average recorded investment in impaired loans for the nine months ended September 30, 1995 was $2,568,391. For the nine months ended September 30, 1995, the Corporation recognized interest income on impaired loans of $30,055, none of which was recognized using the cash method of income recognition.

5. The FASB also has issued Standard No. 122, "Accounting for Certain Mortgage Banking Activities,: which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated only to the mortgage loans without the mortgage servicing rights. Additionally, this Standard requires that a mortgage banking enterprise periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Standard No. 122 applies prospectively to transactions occurring in fiscal years beginning after December 31, 1995. Because the Corporation sells mortgage loans with servicing rights released, Management does not anticipate the Standard's impact on its financial statements to be material.

6. On September 13, 1995, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bank of Union ("Union"), pursuant to which a newly formed subsidiary of the Corporation will merge with Union and Union will become a wholly owned subsidiary of the Corporation (the "Merger"). In the Merger, each share of Union's Common Stock, $1.25 par value per share, outstanding immediately prior to the Merger (other than shares as to which dissenters' rights have been perfected and shares owned by the Corporation directly or indirectly for its own account) shall be converted into and exchanged for .75 share of the Corporation's Common Stock, with cash to be paid in lieu of the issuance of fractional shares.

               The transaction is structured to qualify as a tax-free reorganization and is anticipated to be accounted for as a pooling of interests. Consummation of the Merger is subject to certain conditions, including but not limited to (i) the approval of the shareholders of the Corporation and of Union; (ii) the approvals of federal and state banking regulatory authorities;
               (iii) the receipt of fairness opinions, opinions of counsel and accountants; (iv) the continued effectiveness of a registration statement related to the Corporation's Common Stock to be issued in the Merger.

               As of September 30, 1995, Union had issued and outstanding 2,192,270 shares of common stock. As of September 30, 1995, Union had total assets of approximately $142 million, total deposits of approximately $123 million and shareholders' equity of approximately $12 million. Union's net income for the three month period ended September 30, 1995 was $535,404 or $.24 per share.

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

CAPITAL RESOURCES

               At September 30, 1995, total shareholders' equity was $40,850,199, or $8.80 per share compared to $37,463,582, or $8.09 per share at
December 31, 1994.

               The following table represents the required capital guidelines as issued by the Federal Reserve Bank ("FRB") and the Corporation's compliance with the standards as of September 30, 1995.


                            Risk-Based Capital
           Leverage Capital   Tier 1 Capital       Total Capital
             Amount % (1)     Amount   % (2)       Amount  % (2)
          --------------------------------------------------------
                             (Dollars in thousands)

Actual     40,202   11.73     40,202   16.03       43,271   17.25
Required   13,712    4.00     10,033    4.00       20,066    8.00
Excess     26,490    7.73     30,169   12.03       23,205    9.25

(1) Percentage of total adjusted assets. The FRB minimum leverage ratio requirement is 3% to 5%, depending on the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.

(2)            Percentage of risk-weighted assets.

REGULATORY RECOMMENDATIONS

               Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               Net income for the three month period ended September 30, 1995 was $1,536,310, or $0.33 share versus $1,426,044, or $0.30 per share for the comparable period in 1994 which represents a 7.7% increase. Net income for the nine month period ended September 30, 1995 was $4,539,432, or $0.97 share versus $3,901,472, or $0.83 per share for the comparable period in 1994 which represents a 16.4% increase. The increases are primarily attributable to increases in net interest income. On an annualized basis, year to date results represent a return on average assets of 1.85% versus 1.75% and a return on average equity of 15.28% versus 14.34%, for the periods ended September 30, 1995 and September 30, 1994, respectively.

               Loan demand was strong during the first nine months of 1995. As a result, gross loans increased 12.1% to $228,648,198 from $203,935,504 at December 31, 1994. Total deposits increased 6.1% to $282,730,526 from $266,352,534 at December 31, 1994.

               Investment securities totaled $53,340,528 at September 30, 1995 for a decrease of approximately $7.7 million from December 31, 1994. The decrease was primarily due to the sale of seasoned mortgage-backed securities with a greater than 85% paydown, paydowns in the mortgage backed portfolio, maturities of short-term U. S. government agency obligations and maturities of municipal securities. Investment securities had gross unrealized gains of $1,604,294 and gross unrealized losses of $608,580 at September 30, 1995. Securities available for sale totaled $36,791,538 at September 30, 1995 for an increase of approximately $6.0 million from December 31, 1994. The increase was primarily due to purchases of U. S. government agency obligations. Proceeds from sales and maturities in the investment and securities available for sale portfolios were used to fund the increased loan demand and to reinvest in additional securities. The carrying value of securities available for sale was $1,062,390 above their amortized cost at September 30, 1995 which represents gross unrealized gains of $1,123,640 and gross unrealized losses of $61,250.

               Total assets at September 30, 1995 were $343,458,704 compared to $324,048,652 at December 31, 1994. Asset growth is primarily attributable to increases in loan balances.

               For the three and nine month periods ended September 30, 1995, net interest income before provision for loan losses increased $298,903 and $1,436,660, respectively, over the comparable periods in 1994. The increases are attributable to an increase in the level of interest earning assets, as well as an improvement in the net interest margin to 5.65% at September 30, 1995 compared to 5.45% at September 30, 1994. The average yield on earning assets was 9.00% at September 30, 1995 compared to 7.97% at September 30, 1994. The average interest-bearing liabilities increased, and the average rate paid on interest-bearing liabilities increased to 4.77% at September 30, 1995 compared to 3.18% at September 30, 1994.

               Management continues to assess interest rate risk based on an earnings simulation model. The Bank's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Although rates increased during the periods analyzed, net interest income increased due to rate sensitive liabilities repricing not as quickly or in the same magnitude as the repricing of prime-based loans. As liabilities are repriced in response to rising rates, net interest income could decline.

               The provision for loan losses for the three and nine months ended September 30, 1995 was $325,000 and $550,000, respectively, compared to $150,000 and $350,000, respectively for the three and nine months ended September 30, 1994. The increase in the provision was primarily attributable to the increase in gross loans outstanding. Current loan originations generally receive a risk grade which requires a lower percentage loss allocation than the overall allowance for loan losses as a percentage of gross loans. This condition when combined with other changes in the loan portfolio and model, primarily improvement in credit quality within the portfolio for existing loans, have resulted in a decline in percentage of allowance to gross loans. At September 30, 1995 and December 31, 1994, the allowance for loan losses as a percentage of gross loans was 1.34% and 1.38%, respectively. Management continues to perform a monthly analysis of the allowance utilizing a system for risk grading the portfolio. Based on this review, management believes the allowance to be adequate.

               Nonperforming assets at September 30, 1995 were $3,500,864 or 1.53% of gross loans and foreclosed properties compared to $5,062,343 or 2.46% at December 31, 1994. The level of nonperforming assets is presented in the following table.

                                           September 30,     December 31,
                                               1995               1994
Loans:
Nonaccrual loans .......................   $2,275,279          $2,033,122
Loans 90 days or more past
  due and still accruing ...............      328,323           1,187,593
Foreclosed Property ....................      897,262           1,527,666
Other Real Estate ......................         --               313,962

               The decrease in foreclosed properties is primarily attributable to the sale of a commercial real estate property during the second quarter of 1995. This sale resulted in a gain of approximately $46,000. In the third quarter of 1995 other real estate owned was sold for a gain of approximately $13,000.

               Net charge-offs for the nine month period ended September 30, 1995 were approximately $297,000 compared to approximately $480,000 for the same period in 1994.

               Interest income that would have been recorded on nonaccrual loans for the nine months ended September 30, 1995, had they performed in accordance with their original terms, amounted to approximately $169,000. Interest income on nonaccrual loans included in the results of operations for the nine months ended September 30, 1995 amounted to approximately $25,000.

               Noninterest income decreased approximately $15,000 or 1.7% for the three month period ended September 30, 1995 over the comparable period in 1994. The major component of this decrease was lower gains on securities available for sale.

               Noninterest income decreased approximately $166,000 or 6.2% for the nine month period ended September 30, 1995 over the comparable period in 1994. The major components of this decrease were lower trust income due to the absence of one-time estate fees earned in 1994, lower service charges due to lower commercial account service charges and lower gains on sales of securities.

               Noninterest expense decreased approximately $34,000 or 1.4% and $15,000 or 0.2% for the three and nine month periods ended September 30, 1995, respectively, over the comparable periods in 1994. The decrease is primarily attributable to a refund of $163,000 for FDIC insurance received in the third quarter representing a reduction in rates from $0.23 to $0.04 per $100 of deposits retroactive to June 1995. The reduction in rate should lower FDIC insurance premiums by approximately $120,000 for the remainder of 1995. Salaries and fringe benefits increased primarily due to a higher level of full-time equivalents in 1995 over the comparable periods in 1994. Occupancy and equipment increased due to the initial cost of check imaging software and hardware. Decreases have occurred in other professional fees, advertising, other insurance, foreclosed properties and other expenses.

               Total income tax expense for the three and nine month periods ended September 30, 1995 increased $33,000 and $447,000, respectively, over the comparable periods in 1994. The increase is attributable to an increase in income before taxes and an increase in the effective tax rate.

PENDING ACQUISITION OF BANK OF UNION

               On September 13, 1995, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bank of Union ("Union"), pursuant to which a newly formed subsidiary of the Corporation will merge with Union and Union will become a wholly owned subsidiary of the Corporation (the "Merger"). In the Merger, each share of Union's Common Stock, $1.25 par value per share, outstanding immediately prior to the Merger (other than shares as to which dissenters' rights have been perfected and shares owned by the Corporation directly or indirectly for its own account) shall be converted into and exchanged for .75 share of the Corporation's Common Stock, with cash to be paid in lieu of the issuance of fractional shares.

               The transaction is structured to qualify as a tax-free reorganization and is anticipated to be accounted for as a pooling of interests. Consummation of the Merger is subject to certain conditions, including but not limited to (i) the approval of the shareholders of the Corporation and of Union;
(ii) the approvals of federal and state banking regulatory authorities; (iii the receipt of fairness opinions, opinions of counsel and accountants; and (iv) the continued effectiveness of a registration statement related to the Corporation's Common Stock to be issued in the Merger. The Corporation has filed a Registration Statement on Form S-4, Registration NO. 33-63157, with the Securities and Exchange Commission, which Registration Statement contains pro forma and other additional information with respect to the proposed Merger. Management is unable to determine at this time the exact impact of the proposed Merger. The effect of the Merger on future operations will depend in part on the timing and extent of cost savings that are realized. The
Merger is expected to close in late 1995 or early 1996. In the period of consummation the Company estimates that merger restructuring charges of $825,000 will be recorded.

               Union is a North Carolina state-chartered commercial bank with five banking offices in Union and Mecklenburg Counties, North Carolina. As of September 30, 1995, Union had issued and outstanding 2,192,270 shares of its Common Stock. As of

September 30, 1995, Union had total assets of approximately $142 million, total deposits of approximately $123 million and shareholders' equity of approximately $12 million. Union's net income for the three month period ended September 30, 1995 was $535,404 or $.24 per share.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a)             Exhibits

                Exhibit No.
                (per Exhibit Table
                in item 601 of
                Regulation S-K)           Description of Exhibits

                          2.1             Agreement and Plan of
                                          Merger dated September 13,
                                          1995 between the Registrant
                                          and Bank of Union
                                          (incorporated herein by
                                          reference to Exhibit 99.1
                                          of the Registrant's Current
                                          Report on Form 8-K filed
                                          September 22, 1995).

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

                    10.1                  Stock Option Agreement
                                          dated September 13, 1995
                                          between the Registrant and
                                          Bank of Union (incorporated
                                          herein by reference to
                                          Exhibit 99.2 of the
                                          Registrant's Current Report
                                          on Form 8-K filed September
                                          22, 1995).

                Exhibit No.
                (per Exhibit Table
                in item 601 of
                Regulation S-K)             Description of Exhibits


                    11                      Statements regarding
                                            computation of per share
                                            earnings.

                    27                      Financial Data Schedules



               (b) On September 22, 1995, First Charter Corporation filed a current report on Form 8-K, generally reporting pursuant to Item 5 thereof the Agreement and Plan of Merger entered into between First Charter Corporation and Bank of Union dated September 13, 1995.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST CHARTER CORPORATION
                                         (Registrant)




Date:    November 14, 1995        By  \s\ Robert O. Bratton
                                       Robert O. Bratton
                                       Executive Vice President &
                                       Principal Financial and
                                       Accounting Officer

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