Form 10-K
period 1995-12-31
FIRST CHARTER CORP /NC/
filed 1996-03-29
CIK 717306

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

(Mark One)

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1995
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of
the registrant as of  March 28, 1996   was $ 96,314,673 .

     As of March 28, 1996 the Registrant had outstanding 6,270,436 Common Stock, $5.00 par value.

                     Documents Incorporated by Reference

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

                         FIRST CHARTER CORPORATION
                            AND SUBSIDIARIES

          FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                            TABLE OF CONTENTS

                                 PART I

                                                          Page

Item 1.   Business......................................    1
Item 2.   Properties....................................   26
Item 3.   Legal Proceedings.............................   28
Item 4.   Submission of Matters to a Vote of Security
             Holders....................................   28
Item 4A.  Executive Officers of the Registrant..........   28

                                 PART II

Item 5.   Market For Registrant's Common Equity and
             Related Shareholder Matters................   30
Item 6.   Selected Financial Data.......................   30
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.................................   30

Item 8.   Financial Statements and Supplementary Data...   30
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.....   30

                                PART III

Item 10.  Directors and Executive Officers of the
             Registrant.................................   31

Item 11.  Executive Compensation........................   31

Item 12.  Security Ownership of Certain Beneficial
             Owners and Management......................   31

Item 13.  Certain Relationships and Related
             Transactions...............................   31

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K........................   32

                              PART I


Item 1. Business

General

First Charter Corporation (hereinafter referred to as either the "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Its principal assets are the stock of its banking subsidiaries, First Charter National Bank ("FCNB") and Bank of Union ("Union," and together with FCNB, the "Banks"). The Banks account for over 95% of the Registrant's consolidated assets and consolidated revenues.

FCNB, a national banking association, is the successor entity to The Concord National Bank, which was established in 1888 and acquired by the Registrant in 1983. FCNB is a full service bank and trust company with twelve branch offices, two limited service facilities and fourteen ATMs (automatic teller machines) located in Cabarrus, Rowan and northern Mecklenburg Counties, North Carolina. The ATMs are part of the HONOR network.

Union is a state-chartered commercial bank organized under the laws of North Carolina in 1985. It was acquired by the Registrant effective December 21, 1995 pursuant to an Agreement and Plan of Merger dated September 13, 1995, whereby a newly formed subsidiary of the Registrant merged with Union and Union became a wholly owned subsidiary of the Registrant. Union provides general banking services through a network of five branch offices located in Union and southern Mecklenburg Counties, North Carolina.

Through their branch locations, the Banks provide a wide range of banking products, including checking accounts; NOW accounts; "Money Market Rate" accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agriculture, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking. In addition, through BOU Financial, Inc. ("BOU Financial"), a subsidiary of Union, the Registrant also offers discount brokerage services, insurance and annuity sales and financial planning services.

At December 31, 1995, the Registrant and its subsidiaries had 183 full-time employees and 46 part-time employees. The Registrant had no employees who were not also employees of one of its subsidiaries. The Registrant considers its relations with employees to be good. The Registrant and its subsidiaries provide employee benefits, including a 401(k) profit sharing retirement plan, group life, health and long-term disability insurance, paid vacations and sick leave.

The Registrant is not dependent upon a single customer or a few customers whose loss would have a material adverse effect on the Registrant.

The Registrant regularly evaluates the potential acquisition of or merger with, and holds discussions with, various financial institutions. The Registrant does not currently have any specific plans or agreements in effect with respect to any such acquisition or merger. In addition, the Registrant periodically enters new markets and engages in new activities in which it competes with established financial institutions. There can be no assurance as to the success of any such new office or activity. Furthermore, as the result of such expansions, the Registrant has incurred and may continue to incur start-up costs that could affect the financial results of the Registrant.

Competition

The banking laws of North Carolina allow banks located in North Carolina to develop branches throughout the State. In addition, as the result of recent federal and state legislation, certain out-of-state banks may open de novo branches in North Carolina as well as acquire or merge with banks located in North Carolina. See "Government Regulation--General." As a result of such laws, banking activities in North Carolina are highly competitive.

The Banks' service delivery facilities are located in Union, Cabarrus and southern Rowan Counties and the northern and southern edges of Mecklenburg County. A large portion of the population that resides in these market areas, however, commutes to Charlotte and other locations within Mecklenburg County, and these locations have numerous branches of super-regional, regional, statewide and other Charlotte-based institutions. In its market area, the Registrant faces competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than the Banks. The Banks' primary method of competition is to provide quality service and fairly priced products.

Government Regulation

General. The Registrant is registered under the BHCA with the Board of Governors of the Federal Reserve System (the "Federal Reserve") as a bank holding company and as such is subject to the supervision of, and to regular inspection by, the Federal Reserve. FCNB is organized as a national banking association and is subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency (the "OCC"). Union is organized as a state-chartered banking association and is subject to regulation, supervision and examination primarily by the North Carolina State Banking Commission (the "Banking Commission"). As a federally insured non-member bank, Union also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC").

In addition to banking laws, regulations and regulatory agencies, the Company and the Banks are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the Company's operations, management and ability to make distributions.

Restrictions on Bank Holding Companies. The Federal Reserve is authorized to adopt regulations affecting various aspects of bank holding companies. Under the BHCA, the Company's activities, and those of companies which it controls or in which it holds more than 5 of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve or to acquire more than 5 of any class of voting stock of any company. The BHCA also requires bank holding companies to obtain the prior approval of the Federal Reserve before acquiring more than 5% of any class of voting stock of any bank which is not already majority-owned by the bank holding company.

The Company is also subject to the North Carolina Bank Holding Company Act of 1984. As required by this state legislation, the Company, by virtue of its ownership of the Banks, has registered as a bank holding company with the Commissioner of Banks of the State of North Carolina. The North Carolina Bank Holding Company Act also prohibits the Company from acquiring or controlling certain non-bank banking institutions which have offices in North Carolina.

Interstate Banking and Branching Legislation. Pursuant to the Reigle--Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), which became effective September 29, 1995, a bank holding company may acquire banks in states other than its home state subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to, or following the proposed acquisition, controls no more than 10 of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law).

The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate merger transactions in such states, or to "opt in" at an earlier time, thereby allowing interstate merger transactions within that state prior to June 1, 1997. The State of North Carolina has "opted in" to such legislation, effective
June 22, 1995. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. As a result of North Carolina's early opt-in law, North Carolina law permits interstate de novo branching on a reciprocal basis until June 1, 1997, and unrestricted interstate de novo branching thereafter.

Regulation of the Banks. As mentioned above, FCNB is organized as a national banking association and is subject to regulation, supervision and examination by the OCC. OCC rules and requirements applicable to national banking associations such as FCNB relate to required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, limitations on credit to subsidiaries and other aspects of the business of such subsidiaries. The OCC has broad authority to prohibit national banks from engaging in unsafe or unsound banking practices.

Union is a state-chartered non-member commercial bank. As such, Union must file various reports with, and is subject to periodic examinations by, the Banking Commission. North Carolina law and the Banking Commission regulate (in conjunction with applicable federal laws and regulations), among other things, Union's capital, permissible activities, reserves, investments, lending authority, branching, mergers and consolidations, payment of dividends, and transactions with affiliated parties and borrowings. As a federally-insured, non-member bank, Union is also subject to regulation, supervision and examination by the FDIC.

Capital and Operational Requirements. The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States and state-chartered banking organizations. Pursuant to these standards, the Company and each of the Banks is required to maintain a minimum ratio of Tier I Capital (as defined) to total risk-weighted assets of 4.00% and a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8.00%. Tier I Capital is comprised of total stockholders' equity calculated in accordance with generally accepted accounting principles less certain intangible assets, and Total Capital is comprised of Tier I Capital plus certain adjustments, the largest of which for the Company is the general allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company adjusted for their related risk levels using amounts set forth in Federal Reserve, OCC and FDIC regulations .

In addition to the risk-based capital requirements described above, the Company and each of the Banks are subject to a leverage capital requirement, which calls for a minimum ratio of Tier Capital (as previously defined) to total assets of 3% to 5%.

At December 31, 1995, the Company and the Banks were in compliance with all existing capital requirements. The Company' s compliance with existing capital requirements is summarized in the table below.

                                   RISK BASED CAPITAL
Leverage Capital            Tier I Capital    Total Capital

Amount Percentage (l) Amount Percentage (2) Amount Percentage (2)

(Dollars in thousands)


Actual    $51,625  10.17%   $51,625 14.28%    $56,143  15.53%

Required  20,304    4.00      14,458 4 00     28,917    8.00

Excess    31,321    6.17     37,167 10.28     27,226    7.53

(1) Percentage of total adjusted assets. The Federal Reserve minimum leverage ratio requirement is 3% to 5%, depending on the institution' s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Company of any specific requirement applicable to it .

( 2 ) Percentage of risk-weighted assets .

Prompt Corrective Action under FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 ( "FDICIA" ) effected a substantial revision of regulatory and funding provisions applicable to insured depository institutions, including certain capital and non-capital standards . Among other things, FDICIA identifies the five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly under capitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements . In addition, pursuant to FDICIA, the various regulatory agencies have prescribed certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards .

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered under-capitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6 percent, a total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4 percent, a total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent, or 3 percent in some cases. Under these guidelines, each of the Banks is considered well capitalized.

Banking agencies have also adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have proposed amendments to existing risk-based capital regulations to provide for the concentration of interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the determination of a bank's minimum capital requirements.
This proposal, while still under consideration, would require banks with interest rate risk in excess of defined thresholds to maintain additional capital beyond that generally required.

Distributions. The primary source of funds for distributions paid by the Company to its shareholders is dividends received from the Banks. The amount of dividends that FCNB may pay is subject to regulation by the OCC. Under current regulations, the amount that may be paid in any one year without approval of the OCC is the sum of its net profits (as defined by statute) for that year and its retained net profits for the preceding two years. In 1996, FCNB can initiate dividend payments without the approval of the OCC of an amount not exceeding its retained net profits for 1994 and 1995 (approximately $5,058,000) plus an additional amount equal to its net profits for 1996 up to the date of any such dividend declaration.

The payment of dividends by Union is subject to restrictions of North Carolina law applicable to the declaration of distributions by a commercial bank. In general, Union may declare dividends in an amount that does not exceed its undivided profits (determined as set forth in Chapter 53 of the North Carolina General Statutes), as long as the surplus of Union equals at least 50% of Union's paid-in capital stock.

In addition to the foregoing, the ability of the Company and its subsidiaries to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA as described above.
Furthermore, if, in the opinion of the federal regulatory agencies, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The right of the Company, its shareholders and its creditors to participate in any distribution of assets or earnings of the Banks is further subject to the prior claims of creditors against the respective Banks.

Deposit Insurance. The deposits of the Banks are insured up to applicable limits by the FDIC. Accordingly, the Banks are subject to deposit premium assessments of the Bank Insurance Fund ("BIF") of the FDIC. As mandated by FDICIA, the FDIC has adopted regulations for a risk-based insurance assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at a risk assessment for a bank, the FDIC places it in one of nine risk categories using a process based on capital ratios and on other relevant information from supervisory evaluations of the bank by the bank's primary federal regulator (the OCC for FCNB and the FDIC for Union), statistical analyses of financial statements and other relevant information.

Under the FDIC's risk-based insurance system, BIF-assessed deposits are currently subject to premiums of between $0.00 and $0.27 per $100 of deposits, depending upon the institution's capital position and other supervisory factors. The current premiums reflect a reduction, effective January 1, 1996, from a range of $0.04 to $0.31 per $100 of deposits. The rate applicable to the BIF-assessed deposits of each of the Banks is currently $0.00 per $100 of eligible deposits, with a minimum annual assessment of $2,000.

Source of Strength. According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guaranty provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC--either as a result of default of a banking or thrift subsidiary of the Company or related to FDIC assistance provided to a subsidiary in danger of default--the other banking subsidiaries of the Registrant may be assessed for the FDIC's loss subject to certain exceptions.

Future Legislation. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. In 1995, several bills were introduced in Congress that would have the effect of broadening the securities underwriting powers of bank holding companies and possibly permitting bank holding companies to engage in nonfinancial activities. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on the Company and its subsidiaries cannot be determined at this time.

Statistical Information

   The following tables present certain statistical information relating to the Registrant. The tables should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto (pages 9 through 29) and Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 30 through 38), both of which are incorporated herein by reference to the First Charter Corporation 1995 Annual Report to Shareholders. All financial data has been adjusted to reflect the acquisition of Bank of Union in 1995 which was accounted for as a pooling of interests.

   The following table includes for the years ended December 31, 1995, 1994, and 1993 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the average net yield on average earning assets. Average balances were calculated based on daily averages.



                                                              Table 1
                                        Average Balances and Net Interest Income Analysis
                                    1995                             1994                           1993
                                    Interest   Average               Interest    Average            Interest  Average
                           Average  Income/ Yield/Rate      Average  Income/   Yield/Rate  Average  Income/  Yield/Rate
                           Balance  Expense    Paid         Balance  Expense      Paid     Balance  Expense    Paid
                                                                (Dollars in thousands)
Interest earning assets:
Loans  (1) (2) (3)         $305,729 $29,356    9.60%        $263,180 $22,941      8.72%    $235,383  $19,295   8.20%
Securities Available for
  sale - taxable             39,024   2,589    6.63           35,732   2,389      6.69            -        -       -
Securities available for
  sale - nontaxable           6,421     484    7.54                -       -         -            -        -       -
Investment securities -
  taxable                    31,829   1,963    6.17           32,567   1,762      5.41       65,660    4,255    6.42
Investment securities -
  nontaxable (3)             39,807   3,347    8.41           44,414   3,848      8.66       36,685    3,476    9.47
Federal funds sold            5,455     326    5.98            5,266     219      4.16        4,139      127    3.07
Interest-bearing bank
  deposits                    7,298     432    5.92            3,017     132      4.38        1,497       49    3.27
  Total                    $435,563 $38,497    8.84%        $384,176 $31,291      8.15%    $343,364  $27,202    7.92%


Interest bearing liabilities:
  Demand deposits          $ 64,430   1,285    2.00%        $ 61,397 $ 1,213      1.98%    $ 55,346  $ 1,191    2.15%
  Money market accounts      42,364   1,208    2.85           48,080   1,129      2.35       51,648    1,296    2.51
  Savings deposits          102,043   5,098    5.00           80,211   3,203      3.99       59,234    2,382    4.02
  Other time deposits       117,620   6,494    5.52          105,770   4,337      4.10      106,092    4,255    4.01
  Other borrowings           21,530   1,125    5.22           15,360     666      4.34        8,418      234    2.78
    Total                  $347,987 $15,210    4.37%        $310,818 $10,548      3.39%   $ 280,738  $  9,358   3.33%
Net interest income and
  spread                            $23,287    4.47%                 $20,743      4.75%              $17,844    4.59%

Net yield on interest
  earning assets (4)                           5.35%                              5.40%                         5.20%


 (1) Includes loan fees of approximately $319,000 in 1995, $279,000 in 1994, $200,000 in 1993.

 (2) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.

 (3) Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a Federal tax rate of 34% for 1995, 1994 and 1993. The adjustments made to convert to a fully taxable equivalent basis were $1,303,000 for 1995, $1,308,000 for 1994 and
     $1,181,000 for 1993.

 (4) Represents net interest income as a percentage of total average interest earning assets.

 (5) Loans are shown net of unearned income.

 Changes in Interest Income and Expense

 The following table contains the dollar amount of change in interest income and interest expense and segregates the dollar amount of change due to rate and volume variances for the years ended December 31, 1995 and 1994. The change in interest income, stated on a tax equivalent basis, or interest expense attributable to the combination of rate variance and volume variance is included in the table, but such amount has also been allocated between, and included in the amounts shown as, changes due to rate and changes due to volume. The allocation of the change due to rate/volume variance was made equally to rate variance and to volume variance. Interest income related to tax exempt securities is stated on a tax equivalent basis using a Federal income tax rate of 34% in 1995, 1994 and 1993.



                                                             Table 2
                                               Volume and Rate Variance Analysis

                              From Dec. 31, 1994 to Dec. 31, 1995  From Dec. 31, 1993 to Dec. 31, 1994
                                     Increase (Decrease)                 Increase (Decrease)
                                       Due to Change in                    Due to Change in
                               Rate/                    Total   Rate/                       Total
                               Volume   Rate    Volume  Change  Volume   Rate     Volume    Change
                                                       (Dollars in thousands)
Interest income:
 Loans                         $  377  $2,518    3,897  $6,415   $  144  $ 1,295   2,351     $ 3,646
 Securities Available for
  Sale - Taxable                   (2)    (19)     219     200    2,389    1,195   1,195       2,390
 Securities Available for
  Sale - Non-Taxable              484     242      242     484        -        -       -           -
 Securities
  Taxable                          (6)    244      (43)    201      354     (525) (1,968)     (2,493)
  Nontaxable                       12    (108)    (393)   (501)     (63)    (329)    701         372
 Total securities                 488     359       25     384    2,680      341     (72)        269
 Federal funds sold                 3      97       10     107       12       51      41          92
 Interest bearing deposits         66      80      220     300       17       25      58          83
  Total interest income           934   3,054    4,152   7,206    2,853    1,712   2,378       4,090

Interest expense:
 Demand deposits                    1      12       60      72      (11)    (102)    125          23
 Money market accounts            (29)    228     (149)     79        6      (81)    (87)       (168)
 Savings deposits                 219     914      981   1,895       (6)     (20)    841         821
 Other time deposits              168   1,587      570   2,157        -       96     (13)         83
 Other borrowings                  55     163      295     458      108      185     247         432
 Total interest expense           414   2,904    1,757   4,662       97       78   1,113       1,191
 Net interest income           $  525  $  150   $2,395 $ 2,545   $2,756   $1,634  $1,265      $2,899


       The following table presents the Company's interest sensitivity analysis for December 31, 1995 and sets forth at various maturity periods the cumulative interest sensitivity gap, which is the difference between rate sensitive assets and rate sensitive liabilities for assets and liabilities that management considers rate sensitive. Demand deposits, money market accounts and savings deposits are presented in the earliest repricing window because the rates are subject to immediate repricing.



                                                             Table 3
                                                    Interest Rate Sensitivity
                                                     As of December 31, 1995
                                                                                                          Non-
                                                                                                     Sensitive
                                                                                                           and
                                  Interest Sensitivity in Days                                       Sensitive
 (Dollars in thousands)                                                                                 Over 5
                               1 - 90   91 - 180   181 - 365     Total     1-2 Years      2-5 Years      Years       Total
 Earning Assets
  Interest-bearing due
    from banks               $  7,695  $      -  $    500      $  8,195    $     -       $     -     $      -     $  8,195
    Securities available
      for sale:
      Taxable                   6,842     3,298     7,587        17,727     16,936        24,405       14,237       73,305
      Nontaxable                   90       429       466           985      2,295         7,049       48,724       59,053
  Loans, net of unearned
      interest                174,091     7,490    13,338       194,919     35,647        61,115       41,062      332,743
      Total earning assets    188,718    11,217    21,891       221,826     54,878        92,569      104,023      473,296

 Interest-Bearing Liabilities
  Interest-bearing deposits:
      Demand deposits          66,814         -         -        66,814          -             -            -       66,814
      Money market accounts    41,633         -         -        41,633          -                          -       41,633
      Savings deposits         71,925         -         -        71,925     37,157             -            -      109,082
      Other time deposits      55,503    25,494    25,422       106,419     14,347         4,439           37      125,242
  Other borrowings             29,748         -         -        29,748      3,000             -        2,514       35,262
  Total interest-bearing
   liabilities                265,623    25,494    25,422       316,539     54,504         4,439     $  2,551     $378,033
  Interest sensitivity
      gap                    $(76,905) $(14,277) $ (3,531)    $ (94,713)  $    374      $ 88,130


    Cumulative gap           $(76,905) $(91,182) $(94,713)    $ (94,713)  $(94,339)     $ (6,209)

   Ratio of earning assets
   to interest-bearing
   liabilities                  71.05%    44.00%    86.11%        70.08%    100.69%      2085.36%


 Distribution of Assets and Liabilities

  The following table shows the distribution of the Company's assets, liabilities and shareholders' equity at December 31, 1995, 1994, and 1993. Average balances were calculated based on daily averages.


                                                                      Table 4
                                                                 Average Balance Sheet

                                                            Years Ended December 31,
                                                 1995                  1994                    1993
                                        Average    Percentage   Average    Percentage   Average    Percentage
                                        Balance   Distribution  Balance   Distribution  Balance   Distribution
                                                                 (Dollars in thousands)
 Assets:
  Cash and due from banks                $ 26,134   5.6%        $ 21,192   5.1%           $ 18,068    4.9%
  Investment securities - taxable          31,82    6.8           32,567   7.8              65,660   17.7
  Investment securities - nontaxable      39,807    8.5           44,414  10.7              36,685    9.9
  Securities available for sale
    - taxable                             39,024    8.4           35,732   8.6                   -      -
  Securities available for sale
    - nontaxable                           6,421    1.4                -     -                   -      -
  Loans, net (1)                         301,291   64.6          259,333  62.6             231,522   62.3
  Federal funds sold                       5,455    1.2            5,266   1.3               4,139    1.1
  Other assets                            16,275    3.5           15,922   3.9              15,172    4.1
   Total                                $466,236  100.0%        $414,426 100.0%           $371,246  100.0%

 Liabilities and shareholders' equity
  Deposits:
   Demand (2)                           $129,269   27.7%        $116,339  28.1%           $101,441   27.3%
   Savings                               102,043   21.9           80,211  19.3              59,234   16.0
   Insured money market                   42,364    9.1           48,080  11.6              51,648   13.9
   Time                                  117,620   25.2          105,770  25.5             106,092   28.5
  Other borrowings                        21,530    4.6           15,360   3.7               8,418    2.3
  Other liabilities                        3,129    0.7            2,886   0.7               2,548    0.7
  Shareholders' equity                    50,281   10.8           45,780  11.1              41,865   11.3
   Total                                $466,236  100.0%        $414,426 100.0%           $371,246  100.0%


 (1) Loans, net is net of unearned income and the allowance for loan losses.

 (2) Demand includes non-interest bearing and interest bearing demand deposits.

  Securities Available for Sale

    The following table shows, as of December 31, 1995, 1994 and 1993, the carrying value of (i) U.S. Government obligations, (ii) U.S.
 Government agency obligations, (iii) mortgage-backed securities, (iv) state and municipal obligations, and (v) equity securities.

                                                     Table 5
                                         Securities Available for Sale

                                                   December 31,
                                              (Dollars in thousands)

 Securities Available for Sale:
                                            1995        1994        1993
  U.S. Government obligations             $ 23,363    $18,042     $25,412
  U.S. Government Agency obligations        26,524     10,895       3,435
  Mortgage-backed securities                18,290      5,330       3,632
  State and Municipal obligations           59,053          -           -
  Equity Securities                          5,128      3,264       2,294
                                          $132,358    $37,531     $34,773


 Investment Portfolio

    The following table shows, as of December 31, 1995, 1994 and 1993, the amortized cost (face amount, plus unamortized premiums, less unamortized discounts), of (i) U.S. Government obligations, (ii) U.S. Government agency obligations, (iii) mortgage-backed securities, and
 (iv) state and municipal obligations.

                                                   Table 6
                                             Investment Portfolio

                                                 December 31,
                                            (Dollars in thousands)
 Investment Securities - Debt
                                           1995        1994       1993
 U.S. Government obligations              $   -      $ 5,968     $ 3,002
  U.S. Government agency obligations          -       15,582       1,000
  Mortgage-backed securities                  -       16,592      22,613
  State and municipal obligations             -       43,973      45,136
                                          $   -      $82,115     $71,751

      The following table indicates the carrying value of each significant securities available for sale category due within one year, after one year but within five years, after five years but within ten years and after ten years, together with the weighted average yield for each range of maturities, as of December 31, 1995. Yields are determined based on amortized cost. Yields are stated on a tax equivalent basis assuming a Federal income tax rate of 34% in 1995.


                                                  Table 7
                                        Securities Available for Sale
                                           As of December 31, 1995

                                                        After Five
                    Due Within One  After One Year but  Years But
                         Year       Within Five Years   Within Ten Years   After Ten Years
                    Amount   Yield  Amount      Yield   Amount    Yield    Amount    Yield
                                    (Dollars in thousands)

U.S. Government
 obligations        $ 4,922   6.16% $18,441     6.98% $     -         -%    $ -         -%
U.S. Government
 Agency Obligations   5,034   6.28   21,490     6.30        -         -       -         -
Mortgage-Backed
 Securities               -      -    1,645     5.81   11,147      6.39       5,498  7.60
State & Municipal
 Obligations            985   9.52    9,344     9.37   35,495      7.76      13,229  7.68
Equity securities         -      -        -        -        -         -       5,128  5.02
 Total              $10,941   6.52% $50,920     7.07% $46,642      7.43%    $23,855  7.23%


    As of December 31, 1995, there were no issues of securities available for sale (excluding U.S. Government obligations and U.S. Government agency obligations) which had carrying values that exceeded 10% of shareholders' equity of the Company.

    As of December 31, 1995, there were no investment securities.

  Loan Portfolio

    The table below summarizes loans in the classifications indicated as of December 31, 1995, 1994, 1993, 1992, and 1991.

                                                       Table 8
                                             Loan Portfolio Composition

                                                  December 31,
                                 1995      1994      1993      1992      1991
                                               (Dollars in thousands)
 Commercial, financial and
   agricultural                $ 92,325  $ 87,034  $ 82,920  $ 78,708 $ 72,452
 Real estate - construction
   and development               33,750    29,646    20,777    23,157   21,165
 Real estate - mortgage         171,281   138,997   117,903   106,632   98,695
 Installment                     35,683    32,186    27,683    23,228   24,089
 Total loans                    333,039   287,863   249,283   231,725  216,401
 Less - allowance for loan
   losses                        (4,856)   (4,131)   (3,900)   (3,958)  (3,165)
   Unearned income                 (296)     (201)      (88)      (73)    (158)
 Loans, net                    $327,887  $283,531  $245,295  $227,694 $213,078

  Maturities and Sensitivities of Loans to Change in Interest Rates

    Set forth in the table below are the amounts of each loan type, except installment loans and real estate mortgage loans, due in one year, after one year through five years, and after five years, at December 31, 1995.

                                         Table 9
                                 Maturities and Sensitivity to
                                   Change in Interest Rates

                                        December 31, 1995
                                              After l
                                l year     Year through      After
                               or less       5 Years        5 Years      Total
                                             (Dollars in thousands)

 Commercial, financial
   and agricultural            $40,150        $45,394       $5,845     $ 91,389
 Real estate
   construction and
   development                  17,249         14,620        1,829       33,698
   Total                       $57,399        $60,014       $7,674     $125,087



    The amounts of the above loans with a maturity over one year which have a predetermined interest rate or a floating or adjustable interest rate are as follows:

                                              December 31, 1995
                                            (Dollars in thousands)

 Predetermined interest rate                       $38,622
 Floating or adjustable interest rate               29,066

  Non-performing Loans

    Non-performing loans includes non-accrual loans, re-structured loans and accruing loans which are contractually past due 90 days or more.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Asset Quality" in the First Charter Corporation 1995 Annual Report to Shareholders, incorporated herein by reference, for a complete discussion of non-performing assets.

 Accruing Loans 90 Days or More Past Due

  The following table illustrates the dollar amount of loans outstanding in each category and the amount and percentage of those accruing loans which are 90 days or more past due as of December 31, 1995, 1994, 1993, 1992, and 1991.

                                                     Table 10
                                     Accruing Loans 90 Days or More Past Due

                                    Accruing                      Percentage of
                                    Loans 90                      Such Loans to
                                    Days or       Gross           Gross Loans
                                    More          Loans           Outstanding
                                    Past Due      Outstanding     By Category
                                              (Dollars in thousands)
  December 31, 1995
   Commercial, financial and
    agricultural                    $   27        $ 92,325              .03%
   Real estate - construction
    and development                      -          33,750                -
   Real estate - mortgage              162         171,281              .09
   Installment                          52          35,683              .15
    Total                           $  241        $333,039              .27%

  December 31, 1994
   Commercial, financial and
    agricultural                    $   56        $ 87,034              .06%
   Real estate - construction
    and development                      -          29,646                -
   Real estate - mortgage             969         138,997              .70
   Installment                        185          32,186              .57
    Total                           $1,210        $287,863              .42%

 December 31, 1993
   Commercial, financial and
    agricultural                    $    9        $ 82,920              .01%
   Real estate - construction
    and development                      -          20,777                -
   Real estate - mortgage              170         117,903              .14
   Installment                          38          27,683              .14
    Total                           $  217        $249,283              .09%


 December 31, 1992
   Commercial, financial and
    agricultural                    $   27        $ 78,708              .03%
   Real estate - construction
    and development                      -          23,157                -
   Real Estate - mortgage              140         106,632              .13
   Installment                          49          23,228              .21
    Total                           $  216        $231,725              .09%

 Table 10 is continued on page 19.

                                     Accruing Loans 90 Days or More Past Due

                                    Accruing                      Percentage of
                                    Loans 90                      Such Loans to
                                    Days or       Gross           Gross Loans
                                    More          Loans           Outstanding
                                    Past Due      Outstanding     By Category
                                              (Dollars in thousands)

December 31, 1991
   Commercial, financial and
    agricultural                    $  467        $ 72,452           .64%
   Real estate - construction
    and development                      -          21,165             -
   Real estate - mortgage              149          98,695           .15
   Installment                          57          24,089           .24
    Total                           $  673        $216,401           .31%

 Non-Accrual Loans and Restructured Loans

    The determination to discontinue the accrual of interest is based on a review of each loan. Interest is discontinued on loans 90 days past due as to principal or interest unless in management's opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. The table below summarizes the Company's non-accrual loans and restructured loans as of the dates indicated.

                                                     Table 11
                                          Non-accrual and Restructured Loans

                                                   December 31,
                                    1995     1994      1993     1992    1991
                                            (Dollars in thousands)

 Non-accrual loans

 Principal balance outstandin     $2,287    $2,521    $2,316   $2,316   $4,734
 Interest income recorded during
   the year                       $   37    $  143    $   77   $   77   $  121
 Interest income that would have
   been recorded if the loans had
   been current and accruing      $  280    $  262    $  209   $  197   $  479

 Restructured loans

 Principal balance outstanding $ 300 $ 325 $ 795 $3,266 $ - Interest income recorded during
   the year                       $   45    $    -    $   50   $  382   $    -
 Interest income that would have
   been recorded if the loans had
   been current and accruing      $   27    $   36    $   59   $  206    $   -

    Interest income recorded on restructured loans during 1992 includes $176,000 of interest for a cash basis recovery of a restructured loan which had been on nonaccrual in the prior year.

    Summary of Loan Loss and Recovery Experience

    The table below presents certain data for the years ended December
 31, 1995, 1994, 1993, 1992, and 1991, including the following: (i) the average amount of net loans outstanding during the year, (ii) the allowance for loan losses at the beginning of the year, (iii) the provision for loan losses, (iv) loans charged off and recoveries of loans previously charged off presented by major loan categories, (v) loan charge-offs, net, (vi) the allowance for loan losses at the end of the year, (vii) the ratio of net charge-offs to average loans, (viii) the ratio of the allowance for loan losses to average loans and (ix) the ratio of the allowance for loan losses to loans at year-end, excluding loans held for sale.
                                                Table 12
                                  Summary of Loan Loss and Recovery Experience

                                              Years Ended December 31,
                                 1995      1994       1993      1992     1991
                                              (Dollars in thousands)

 Average loans, net of unearned
   income                       $305,729  $263,180  $235,383  $223,262 $213,328
 Allowance for loan losses:
   Beginning balance            $  4,131  $  3,900  $  3,958  $  3,165  $ 2,872

   Add provision for loan losses   1,465       839       835       942    1,679
                                   5,596     4,739     4,793     4,107    4,551

   Loan charge-offs:
    Commercial, financial and
      agricultural                   472       625       713       224      475
    Real estate - construction
      and development                  -         -         -        15      154
    Real estate - mortgage            82        73        84        99      461
    Installment                      387       193       221       129      399
                                     941       891     1,018       467    1,489

   Recoveries of loans previously
    charged-off:
    Commercial, financial and
      agricultural                    57       125        44        53       15
    Real estate - construction
      and development                  -         -         -        86       12
    Real estate - mortgage             3       110        19        92       10
    Installment                      141        48        62        87       66
                                     201       283       125       318      103
      Loan charge-offs, net          740       608       893       149    1,386
   Ending balance               $  4,856  $  4,131  $  3,900  $  3,958  $ 3,165

 Net charge-offs to average loans    .24%      .23%      .38%      .07%     .65%
 Allowance for loan losses to
   average loans                    1.59      1.57      1.66      1.77     1.48
 Allowance for loan losses to
   gross loans at year-end, excluding
    loans held for sale             1.46      1.44      1.57      1.71     1.47

    For a discussion of management's evaluation of the allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Performance - Allowance and Provision for Loan Losses" and "- Balance Sheet Analysis - Asset Quality" in the First Charter Corporation 1995 Annual Report to Shareholders, incorporated herein by reference.

    The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories, the percentage of the allowance amount in each category to the total allowance and the percentage of the loans in each category to total loans as of December
 31, 1995, 1994, 1993, 1992, and 1991. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Performance - Allowance and Provision for Loan Losses" and "- Balance Sheet Analysis - Asset Quality" in the First Charter Corporation 1995 Annual Report to Shareholders, incorporated herein by reference.



                                                Table 13
                                               Allowance for Loan Losses

                                                              Percentage of
                                                 Percentage   Gross Loans in
                                    Allowance    of Total   Each Category
                                     Amount     Allowance   to Total Loans
                                            (Dollars in thousands)
 December 31, 1995

 Type of Loan:
  Commercial, financial and
  agricultural                       $1,462        30%           27%
  Real estate - construction and
   development                          477        10            10
  Real estate - mortgage              2,397        49            52
  Installment                           520        11            11
   Total                             $4,856       100%          100%


 December 31, 1994

 Type of Loan:
  Commercial, financial and
   agricultural                     $2,025        49%            31%
  Real estate - construction and
   development                         354         9             10
  Real estate - mortgage             1,306        32             48
  Installment                          446        11             11
   Total                            $4,131       100%           100%

 December 31, 1993

 Type of Loan:
  Commercial, financial and
   agricultural                     $2,370        61%           33%
  Real estate - construction and
   development                         325         8             8
  Real estate - mortgage               790        20            48
  Installment                          415        11            11
   Total                            $3,900       100%          100%





 Table 13 is continued on page 22.

                                                 Table 13
                                    Allowance for Loan Losses (Continued)

                                                        Percentage of
                                          Percentage    Gross Loans in
                              Allowance     of Total    Each Category
                                Amount     Allowance    to Total Loans
                                         (Dollars in thousands)
 December 31, 1992

 Type of Loan:
  Commercial, financial and
  agricultural                 $1,515         38%           34%
  Real estate - construction and
   development                    610         15            10
  Real estate - mortgage        1,412         36            46
  Installment                     421         11            10
   Total                       $3,958        100%          100%



 December 31, 1991

 Type of Loan:
  Commercial, financial and
  agricultural                 $1,079         34%           33%
  Real estate - construction and
   development                    303         10            10
  Real estate - mortgage        1,494         47            46
  Installment                     289          9            11
   Total                       $3,165        100%          100%

Deposits

    The Banks primarily serve individuals and small- to medium-sized businesses with a variety of deposit accounts, such as NOW accounts, money market accounts, certificates of deposit and individual retirement accounts. The following table presents average balances by category and average rates paid for the years ended December 31, 1995,
 1994, and 1993.    Average balances were calculated based on daily
 averages.



                                                                     Table 14
                                                                     Deposits
                                                                    December 31,

                                          1995                          1994                          1993
                                                    Avg.                         Avg.                         Avg.
                               Average    Interest  Rate     Average   Interest  Rate      Average  Interest  Rate
                               Balance    Expense   Paid     Balance   Expense   Paid      Balance  Expense   Paid
                                                               (Dollars in thousands)

 Non-interest bearing demand
  deposits                    $ 64,839    $     -     -      $ 54,942 $     -       -        $ 46,095  $ -         -

Interest bearing deposits:
  Demand deposits               64,430      1,285     2.00%    61,397     1,213    1.98%        55,346   1,191    2.15%
  Insured money markets         42,364      1,208     2.85     48,080     1,129    2.35         51,648   1,296    2.51
  Savings deposits             102,043      5,098     5.00     80,211     3,203    3.99         59,234   2,382    4.02
  Time deposits                117,620      6,494     5.52    105,770     4,337    4.10        106,092   4,255    4.01
   Total                      $326,457    $14,085            $295,458    $9,882               $272,320 $ 9,124

   Total deposits             $391,296    $14,085            $350,400    $9,882               $318,415 $ 9,124


As of December 31, 1995, domestic time deposits of $100,000 or more totaled $28,471,324, with the following maturities: $12,740,980, three months or less; $5,218,172, over three months through six months; $5,583,530, over six months through twelve months and $4,928,642, over one year through five years.

Other Borrowings

     The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings for the years ended December 31, 1995, 1994 and 1993.

                                                    Table 15
                                                Other Borrowings


                                    Interest                        Maximum
                          Balance   Rate                   Avg.     Outstanding
                          as of     as of      Average     Int.     at Any
                          Dec. 31   Dec. 31    Balance     Rate     Month-End
                                          (Dollars in thousands)

     1995

Federal funds purchased,
  securities sold under
  agreements to purchase
  and FHLB borrowings     $35,262    5.42%     $21,530     5.22%     $35,262



     1994

Federal funds purchased,
  securities sold
  under agreements to
  repurchase and
  FHLB borrowings         $22,441   5.20%     $15,360      4.33%     $22,441



     1993

Federal funds purchased,
  securities sold
  under agreements to
  repurchase, and
  FHLB borrowings        $  7,450  2.98%      $ 8,418      2.79%     $17,013


At December 31, 1995, the Banks had three available lines of credit with the FHLB totaling $66.5 million with $7,514,286 outstanding. The outstanding amounts consist of $2,000,000 maturing in 1996, $3,000,000 maturing in 1997, $1,714,286 maturing in 2001 and $800,000 maturing in 2003. At December 31, 1995, such amounts were outstanding at market interest rates for the specific advance program and maturity. In addition, the Banks are required to pledge collateral to secure the advances as described in the line of credit agreements. The collateral consists of qualifying 1-4 family residential mortgage loans.

 Return on Equity and Assets

     The table below indicates the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), dividend payout ratio (dividends declared divided by net income), and average equity to average assets ratio (average equity divided by average total assets) and other key operating data for the years ended December 31, 1995, 1994, and 1993. Averages are based on daily balances.

                                            Table 16
                                   Return on Equity and Assets

                                           December 31,
                                    1995       1994      1993
                                      (Dollars in thousands
                                    except per share amounts)

Net income                         $  7,003  $  6,570  $  5,484
Average shareholders' equity         50,281    45,780    41,865
Average total assets                466,236   414,426   371,246
Dividends declared                    2,618     1,893     1,438
Dividends per share                     .52       .41       .31
Primary and fully diluted
  income per share excluding
  cumulative effect of
  accounting change                    1.11      1.05       .82
Primary and fully diluted
  income per share                     1.11      1.05       .87


Return on average assets               1.50%     1.59%     1.48%
Return on average equity              13.93     14.34     13.10
Dividend payout ratio                 37.38     28.81     26.22
Average equity to average assets
 ratio                                10.78     11.05     11.28

 Item 2. Properties

The Company and FCNB -

     The executive offices of the Company and FCNB, and the trust, accounting, operations and data processing departments of FCNB, are located in a facility at 22 Union Street, North, Concord, North Carolina which was purchased in 1980 and contains approximately 19,500 square feet of office space.

     The main office of FCNB is located at 4 Union Street, North, Concord, North Carolina and contains approximately 12,300 square feet of office space, parking and a two lane drive-in teller facility. FCNB has full service branches located in Concord (3), Cornelius, Davidson, Harrisburg, Huntersville, Mt. Pleasant, Midland, Kannapolis, Landis and Oakdale, North Carolina and drive-in facilities in the Branchview Shopping Center and Highways 49/601 in Concord. All of these branches except Davidson and Oakdale have drive-in teller facilities. FCNB maintains Automated Teller Machines ("ATMs") at its branches in Concord, Cornelius, Harrisburg, Huntersville, Kannapolis, Landis and Midland, along with three remote ATMs located on Highway 29, South in Concord, in Cabarrus Memorial Hospital in Concord and Jimmy's BP Convenience in Concord.

     The Branchview Shopping Center branch, the Huntersville branch, the Oakdale branch, the sites for all three remote ATMs and a small portion of the main office which are leased from third parties. The rest of the aforementioned FCNB properties and ATMs are owned free of any encumbrances.

     The Branchview Shopping Center lease is for an initial term of twenty years effective May 30, 1977, with two renewal options of five years. Monthly rent is $1,151.94. The Huntersville branch lease is for a term expiring May l, 1999, with one remaining renewal option of five years. Monthly rent is $3,500.00. The rental amount required under the Huntersville branch lease is negotiable upon exercise of the renewal option. The Oakdale branch is a leased modular unit. Monthly rent on the unit as renewed on a month-to-month basis is $1,200.00. Monthly rent on the land as renewed on a month-to-month basis is $600.00. Construction is underway to build a permanent Oakdale branch site. Monthly rent under the leased remote ATM site (Highway 29) as renewed for a five year period beginning November 1990, is $2,250.00 per month. A second five year renewal option would begin in November 1995. The lease for the remote ATM (Cabarrus Memorial Hospital) was renewed for a three year period beginning June 1, 1993 at a monthly rate of $125.00 per month. A second three year renewal option begins June, 1996. The lease for the remote ATM (Jimmy's
BP) was executed November 1, 1995 at a rate of $200.00 per month for a period of five years with the option of renewal for two additional five year terms.

   FCNB has purchased property in northeast Mecklenburg County for future branch expansion.

 Union -

     The Main Office of Union is located at 201 North Charlotte Avenue, Monroe, North Carolina in a two-story building containing approximately 6,850 square feet which was constructed by Union in 1985 and which Union owns in fee simple. Union owns a vacant lot adjacent to its Main Office which it holds for possible future expansion.

     The Indian Trail branch of Union contains approximately 2,400 square feet and was constructed by Union during 1986. The building and the land are leased from a third party under an agreement providing for an original term of fifteen years which expires on October 31, 2001. Union has options to renew the lease for up to three consecutive, additional terms of five years each. Lease payments under the agreement are $2,685 per month.

     The Skyway Drive branch of Union contains approximately 2,200 square feet and was constructed by Union during 1988 on land leased from a third party under an agreement which provides for an original term of fifteen years which expires on February 1, 2003. Union has options to renew the lease for up to five consecutive, additional terms of five years each. Lease payments under the Agreement are $1,450 per month, and Union has an option to purchase the property at the end of ten years at a price of $200,000.

     The Waxhaw branch of Union opened during 1989 and is located in a newly constructed building containing approximately 2,520 square feet which is owned by Union in fee simple.

     The Matthews branch of Union opened during 1992 and is located in a building containing approximately 2,775 square feet. The facility is leased from a third party under an agreement which provided for an original term of one year which expired on March 31, 1993. Union has options to renew the lease for up to three consecutive additional terms of one year each. Union has exercised the third of its three options to renew, and this final renewal period expires on March 31, 1996. Lease payments under the agreement currently are $3,000 per month.

     Union's operations and data processing departments are located in Monroe, in an approximately 4,673 square foot portion of a building leased from a third party. This is a month to month lease with payment of $3,831 per month.

     Union's mortgage loan department and BOU are located in Monroe, in an approximately 2,000 square foot building leased from a third party under an agreement providing for an original term of three years which expires on February 28, 1997. Union has options to renew the lease for up to four consecutive, additional terms of three years each. Lease payments under the agreement currently are $1,750.00 per month.

 Item 3. Legal Proceedings

     While the Company or the Banks may be from time to time parties to various legal proceedings arising out of the ordinary course of business, management of the Company believes there is no proceeding threatened or pending against the Company or the Banks or any of their properties that could result in a materially adverse change in the business or consolidated financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     A special meeting of the shareholders of the Registrant was held on December 14, 1995 (the "First Charter Special Meeting") to consider and vote upon a proposal to approve the Agreement and Plan of Merger dated September 13, 1995, by and between the Registrant and Union (the "Merger Agreement"), and the transactions contemplated thereby, including (i) the merger of an interim state banking subsidiary of the Registrant with and into Union at the effective time of the merger and (ii) the issuance of
0.75 shares of common stock, $5 par value, of the Registrant for each outstanding share of common stock, $1.25 par value, of Union upon consummation of the Merger.

     A motion to approve the Merger Agreement and the transactions contemplated thereby was adopted by a vote of the majority of the shares of the Registrant represented in person or by proxy, as follows:

For:                  3,549,529.310
Against:                 11,781.494
Abstained:                5,259.595
Broker Non Votes:             0.000

Item 4A. Executive Officers of the Registrant

     The following list sets forth with respect to each of the current executive officers of the registrant his or her name, age, positions and offices held with the Registrant and the Banks, the period served in such positions or offices and, if such person has served in such position and office for less than five years, the prior employment of such person.

Name                  Age     Office and Position - Year Elected

Lawrence M. Kimbrough  55  President and Chief Executive Officer   1986
                             of the Registrant and FCNB

Robert O. Bratton      47  Executive Vice President, Chief         1983
                             Operating Officer and Chief
                             Financial Officer of the
                             Registrant and FCNB

Robert G. Fox, Jr.     46  Executive Vice President                1993
                             of the Registrant and FCNB and
                             Credit Administrator of FCNB
                           Senior Vice President and        1989 - 1993
                             Senior Credit Officer
                             Barclays Bank of NC

Phillip M. Floyd       46  Executive Vice President of the         1995
                              Registrant and FCNB
                              Trust and Investment Division
                              Executive of FCNB
                           Trust Group Executive            1982 - 1995
                              Southern National Bank, NC

H. Clark Goodwin       61  Executive Vice President of the         1995
                              Registrant and Union and
                              President and Chief Executive        1985
                              Officer of Union

                                  PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder
Matters

     The information called for by Item 5 is set forth on the inside front cover of the First Charter Corporation 1995 Annual Report to Shareholders (included herewith as Exhibit 13.1) under the caption "Stock Information and Dividends" and is hereby incorporated by reference.

Item 6. Selected Financial Data

     The information called for by Item 6 is set forth on page 1 of the First Charter Corporation 1995 Annual Report to Shareholders (included herewith as Exhibit 13.l) under the caption "Selected Consolidated Financial Data" and is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information called for by Item 7 is set forth on pages 30 through 38 in the First Charter Corporation 1995 Annual Report to Shareholders (included herein as Exhibit 13.1) under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

     The information called for by Item 8 is set forth on pages 9 through 29 of the First Charter Corporation 1995 Annual Report to Shareholders (included herein as Exhibit 13.1) and is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by Item 10 with respect to directors and
Section 16 matters is set forth in the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders under the captions "Election of Directors" and "Management Ownership of Common Stock," respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

Item 11. Executive Compensation

     The information called for by Item 11 is set forth in the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders under the captions "Election of Directors - Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," respectively, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is set forth in the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders under the captions "Principal Shareholders" and "Management Ownership of Common Stock," respectively, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by Item 13 is set forth in the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is hereby incorporated by reference.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (l)  Financial Statements.

     The following financial statements, together with report thereon of independent certified public accountants, are included in this report by incorporation by reference to the First Charter Corporation 1995 Annual Report to Shareholders (included herewith as Exhibit 13.1) as set forth in Item 8:

     Independent Auditors' Report

     Consolidated Balance Sheets, December 31, 1995 and 1994

     Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules.

     Financial statement schedules for which provision for filing is made in the applicable accounting regulations of the Securities and Exchange Commission for bank holding companies are omitted because the required information is not applicable or is included elsewhere herein.

     (3) Exhibits.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)        Description of Exhibits

      3.1 Restated Charter of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-15829).

      3.2              By-laws of the Registrant, as amended.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)        Description of Exhibits

   *10.1 Comprehensive Stock Option Plan, incorporated herein by referenced to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

    10.2 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 28.1 of the Registrant's Registration Statement No. 33-52004.

   *10.3 Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.9 of the Registrant's Registration Statement No. 33-13915.

    10.4 1996 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant's Registration Statement No. 333-00321.

   *10.5 Change in Control Agreement dated November 16, 1994 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

   *10.6 Change in Control Agreement dated November 16, 1994 for Robert O. Bratton incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

   *10.7 Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

   *10.8 Change in Control Agreement dated March 15, 1995 for Phillip M. Floyd.

   *10.9 Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant's Registration Statement No. 33-60949.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)        Description of Exhibits

    10.10 Agreement and Plan of Merger between the Registrant and Union dated as of September 13, 1995, incorporated herein by reference to Exhibit
                       2.1 of the Registrant's Registration Statement No. 33-63157.

    10.11 Stock Option Agreement between the Registrant and Union dated September 13, 1995, incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed September 22, 1995.


   *10.12 Employment Agreement dated as of January 20, 1993, as amended as of August 31, 1995, between Union and H. Clark Goodwin, President, and Chief
                       Executive Officer of Union.

    11.1 Statement regarding computation of per share earnings.

    13.1 First Charter Corporation Annual Report to its shareholders for the year ended December 31, 1995. Such Annual Report to its shareholders, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.

    21.1               List of subsidiaries of the Registrant.

    23.1               Consent of KPMG Peat Marwick LLP.

    27.1               Financial Data Schedule.

* Indicates a management contract or compensatory plan required to be filed herein.

(b) Reports on Form 8-K.

    The Registrant filed a current report on Form 8-K under Item 5 on November 9, 1995 which included an updated Description of Common Stock of the Registrant to reflect various changes in the provisions of the North Carolina Business Corporation Act, as well as changes in other regulatory restrictions and guidelines.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST CHARTER CORPORATION
                                       (Registrant)


                                  By: /s/ Lawrence M. Kimbrough

                                     Lawrence M. Kimbrough, President

                                  Date:  March 28, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                   Title                  Date

/s/ Lawrence M. Kimbrough     President and Director   March 28, 1996
  (Lawrence M. Kimbrough) (Principal Executive
                              Officer)

/s/ J. Roy Davis, Jr.         Chairman of the Board    March 28, 1996
  (J. Roy Davis, Jr.)     and Director

/s/ Duard C. Linn, Jr.        Vice Chairman of the     March 28, 1996
  (Duard C. Linn, Jr.)        Board and Director

/s/ Robert O. Bratton         Executive Vice President March 28, 1996
  (Robert O. Bratton)         (Principal Financial and
                              Principal Accounting
                              Officer)
/s/ William R. Black          Director                 March 28, 1996
  (William R. Black)

/s/ Jane B. Brown             Director                 March 28, 1996
  (Jane B. Brown)

/s/ Grady S. Carpenter        Director                 March 28, 1996
  (Grady S. Carpenter)

                              Director                 March 28, 1996
  (Michael R. Coltrane)

/s/ James B. Fincher          Director                 March 28, 1996
  (James B. Fincher)

/s/ H. Clark Goodwin          Director                 March 28, 1996
  (H. Clark Goodwin)

         Signature                   Title                  Date

/s/ Frank H. Hawfield         Director                 March 28, 1996
  (Frank H. Hawfield)

/s/ J. Knox Hillman, Jr.      Director                 March 28, 1996
  (J. Knox Hillman, Jr.)

/s/ Branson C. Jones          Director                 March 28, 1996
  (Branson C. Jones)

/s/ Robert F. Lowrance        Director                 March 28, 1996
  (Robert F. Lowrance)

/s/ Jerry E. McGee            Director                 March 28, 1996
  (Jerry E. McGee)

/s/ Hugh H. Morrison          Director                 March 28, 1996
  (Hugh H. Morrison)

/s/ T. David Propst           Director                 March 28, 1996
  (T. David Propst)

/s/ Robert L. Wall            Director                 March 28, 1996
  (Robert L. Wall)

/s/ James B. Widenhouse       Director                 March 28, 1996
  (James B. Widenhouse)

                        Exhibit Index

Exhibit No.
(per Exhibit
Table in
Item 601 of                                               Sequential
Regulation S-K)        Description of Exhibits            Page No

     3.1               Restated Charter of the Registrant,
                       incorporated herein by reference to
                       Exhibit 3.1 of the Registrant's Annual
                       Report on Form 10-K for the fiscal
                       year ended December 31, 1994
                       (Commission File No. 0-15829).

     3.2               By-laws of the Registrant, as amended.

   *10.1               Comprehensive Stock Option Plan,
                       incorporated herein by referenced to
                       Exhibit 10.1 of the Registrant's
                       Annual Report on Form 10-K for the
                       fiscal year ended December 31, 1992
                       (Commission File No. 0-15829).

    10.2 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 28.1 of the Registrant's Registration Statement
                       No. 33-52004.

   *10.3               Executive Incentive Bonus Plan,
                       incorporated herein by reference to
                       Exhibit 10.9 of the Registrant's
                       Registration Statement No. 33-13915.

    10.4               1996 Employee Stock Purchase Plan,
                       incorporated herein by reference to
                       Exhibit 99.1 of the Registrant's
                       Registration Statement No. 333-00321.

   *10.5 Change in Control Agreement dated November 16, 1994 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

Exhibit No.
(per Exhibit
Table in
Item 601 of                                               Sequential
Regulation S-K)        Description of Exhibits            Page No

   *10.6               Change in Control Agreement dated
                       November 16, 1994 for  Robert O.
                       Bratton incorporated herein by
                       reference to Exhibit 10.6 of the
                       Registrant's Annual Report on Form 10-K
                       for the year ended December 31, 1994
                       (Commission File No. 0-15829.)

   *10.7 Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr incorporated herein by reference to
                       Exhibit 10.7 of the Registrant's
                       Annual Report on Form 10-K for the
                       year ended December 31, 1994
                       (Commission File No. 0-15829.)

   *10.8               Change in Control Agreement dated
                       March 15, 1995 for Phillip M. Floyd.

   *10.9               Restricted Stock Award Program,
                       incorporated herein by reference to
                       Exhibit 99.1 of the Registrant's
                       Registration Statement No. 33-60949.

    10.10 Agreement and Plan of Merger between the Registrant and Union dated as of September 13, 1995, incorporated herein by reference to Exhibit 2.1 of the Registrant's Registration
                       Statement No. 33-63157.

    10.11              Stock Option Agreement between the
                       Registrant and Union dated September
                       13, 1995, incorporated herein by
                       reference to Exhibit 99.2 of the
                       Registrant's Current Report on Form 8-K
                       filed September 22, 1995.

   *10.12 Employment Agreement, amended and assumed by the Registrant as of December 21, 1995 between the
                       Registrant and H. Clark Goodwin,
                       President and Chief Executive Officer
                       of Union.

    11.1               Statement regarding computation of per
                       share earnings.

Exhibit No.
(per Exhibit
Table in
Item 601 of                                               Sequential
Regulation S-K)        Description of Exhibits            Page No

    13.1 First Charter Corporation Annual Report to its shareholders for the year ended December 31, 1995. Such Annual Report to its shareholders, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.

     21.1              List of subsidiaries of the
                       Registrant.

     23.1              Consent of KPMG Peat Marwick LLP.

     27.1              Financial Data Schedule.

* Indicates a management contract or compensatory plan required to be filed herein.