Form 10-Q
period 1996-03-31
FIRST CHARTER CORP /NC/
filed 1996-05-14
CIK 717306

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

     6,284,990 shares of Common Stock, $5.00 par value, outstanding as of May 14, 1996.

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
 ASSETS                                                1996            1995

                                                      Unaudited
 Cash and due from banks . . . . . . . . . . .     $ 30,100,308   $  30,642,072
 Federal funds sold  . . . . . . . . . . . . .        1,625,844              --

 Interest bearing time deposits  . . . . . . .          500,000       3,000,000
 Securities available for sale:
  U.S. Government obligations  . . . . . . . .       23,645,723      23,363,185
  U.S. Government agency obligations   . . . .       23,941,193      26,523,683
  Mortgage-backed securities   . . . . . . . .       17,240,327      18,289,995
  State and municipal obligations, nontaxable        61,524,002      59,052,874
  Other  . . . . . . . . . . . . . . . . . . .        5,241,015       5,128,031

     Total securities available for sale . . .      131,592,260     132,357,768
 Loans . . . . . . . . . . . . . . . . . . . .      344,921,516     333,038,730
  Less:  Unearned income . . . . . . . . . . .         (251,686)       (295,701)
         Allowance for loan losses . . . . . .       (4,985,040)     (4,855,540)
     Loans, net  . . . . . . . . . . . . . . .      339,684,790     327,887,489

 Premises and equipment, net . . . . . . . . .        9,973,069       9,833,489
 Other assets  . . . . . . . . . . . . . . . .        6,109,592       5,674,487
     Total assets  . . . . . . . . . . . . . .    $ 519,585,863   $ 509,395,305
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits, domestic:
  Demand   . . . . . . . . . . . . . . . . . .     $ 73,084,926   $  72,285,910

  NOW accounts   . . . . . . . . . . . . . . .       67,167,724      66,813,791
  Time   . . . . . . . . . . . . . . . . . . .      294,418,767     275,956,530
     Total deposits  . . . . . . . . . . . . .      434,671,417     415,056,231
 Other borrowings  . . . . . . . . . . . . . .       25,645,046      35,262,202
 Other liabilities . . . . . . . . . . . . . .        4,850,047       5,652,799
     Total liabilities . . . . . . . . . . . .      465,166,510     455,971,232

 Shareholders' equity:
 Common stock - $5 par value; authorized,
  10,000,000 shares; issued and outstanding,
  6,270,438 shares at 3/31/96 and 6,236,014
  shares at 12/31/95   . . . . . . . . . . . .       31,352,190      31,180,070
 Additional paid-in capital  . . . . . . . . .          234,944              --

 Unrealized gain on securities available
  for sale   . . . . . . . . . . . . . . . . .        1,029,736       1,666,036
 Retained earnings . . . . . . . . . . . . . .       21,802,483      20,577,967
     Total shareholders' equity  . . . . . . .       54,419,353      53,424,073
     Total liabilities and shareholders' equity                                                     $519,585,863   $ 509,395,305

 See accompanying notes to consolidated financial statements.

                              FIRST CHARTER CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                              For Three Months Ended
                                                               March 31,     March 31,
Interest Income:                                                  1996           1995

 Interest and fees on loans  . . . . . . . . . . . . . . .     $ 7,912,787  $  6,867,925
 Federal funds sold  . . . . . . . . . . . . . . . . . . .          12,775        35,588
 Securities available for sale:
   U.S. Government obligations . . . . . . . . . . . . . .         384,553       286,118
   U.S. Government agency obligations  . . . . . . . . . .         445,152       175,807
   Mortgage-backed securities  . . . . . . . . . . . . . .         232,323        81,175
   State and municipal obligations, nontaxable . . . . . .         782,291            --
   Other . . . . . . . . . . . . . . . . . . . . . . . . .          67,993        46,517
 Investment securities:
   U.S. Government obligations . . . . . . . . . . . . . .              --        81,450
   U.S. Government agency obligations  . . . . . . . . . .              --       143,277
   Mortgage-backed securities  . . . . . . . . . . . . . .              --       261,589
   State and municipal obligations, nontaxable . . . . . .              --       609,974
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .          79,523        62,701
      Total interest income . . . . . . . . . . . . . . . .       9,917,397     8,652,121

Interest Expense:
  Deposits:
    Demand  . . . . . . . . . . . . . . . . . . . . . . . .         320,674       311,143
    Money Market  . . . . . . . . . . . . . . . . . . . . .         282,812       305,834
    Savings and Time  . . . . . . . . . . . . . . . . . . .       3,320,494     2,398,042
  Other borrowings  . . . . . . . . . . . . . . . . . . . .         336,659       249,003
      Total interest expense  . . . . . . . . . . . . . . .       4,260,639     3,264,022
      Net interest income . . . . . . . . . . . . . . . . .       5,656,758     5,388,099
  Provision for loan losses . . . . . . . . . . . . . . . .         320,000       265,000
      Net interest income after provision for loan losses .       5,336,758     5,123,099
  Noninterest income:
  Trust income  . . . . . . . . . . . . . . . . . . . . . .         344,570       317,770
  Service charges on deposit accounts . . . . . . . . . . .         629,609       582,776
  Credit card income  . . . . . . . . . . . . . . . . . . .          79,676         4,967
  Insurance and other commissions . . . . . . . . . . . . .          47,944        54,543
  Securities available for sale transactions, net . . . . .           3,591        28,611
  Investment securities transactions, net . . . . . . . . .              --         4,298
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         270,353       168,590
      Total noninterest income  . . . . . . . . . . . . . .       1,375,743     1,161,555
  Noninterest expense:
  Salaries and fringe benefits  . . . . . . . . . . . . . .       2,051,173     1,962,530
  Occupancy and equipment . . . . . . . . . . . . . . . . .         527,523       503,108
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       1,038,021     1,110,106
      Total noninterest expense . . . . . . . . . . . . . .       3,616,717     3,575,744
      Income before income taxes  . . . . . . . . . . . . .       3,095,784     2,708,910
  Income taxes  . . . . . . . . . . . . . . . . . . . . . .         930,500       807,100
      Net Income  . . . . . . . . . . . . . . . . . . . . .     $ 2,165,284  $  1,901,810

          See accompanying notes to consolidated financial statements.

                                FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                    EARNINGS PER SHARE DATA (Unaudited)

                                                                For Three Months Ended
                                                                 March 31,     March 31,
                                                                     1996          1995


Primary income per share data:
   Net income . . . . . . . . . . . . . . . . . . . . . .           $0.34        $0.30
   Average common equivalent shares . . . . . . . . . . .       6,309,620     6,271,755

Income per share data assuming full dilution:

   Net income . . . . . . . . . . . . . . . . . . . . . .           $0.34         $0.30
   Average common equivalent shares . . . . . . . . . . .       6,309,620     6,272,857

Cash dividends declared . . . . . . . . . . . . . . . . .           $0.15         $0.13






See accompanying notes to consolidated financial statements.

            FIRST CHARTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
            For The Three Months Ended March 31, 1996




                                                                       Unrealized
                                                                            Gains
                                                                         (Losses)
                                                                               on
                                                 Add'l                 Securities
                                      Common   Paid-in      Retained    Available
                                       Stock   Capital      Earnings     for Sale         Total

Balance, December 31, 1995...    $ 31,180,070  $     --  $ 20,577,967  $ 1,666,036  $ 53,424,073
 Net income for the
  three months ended
  March 31, 1996..............            --        --     2,165,284           --     2,165,284
 Cash dividends of $.15
  per share...................            --        --      (940,567)          --      (940,567)
 Purchase and retirement
  of 1,169 shares of
  common stock................        (5,845)  (18,121)           --           --       (23,966)
 Stock options exercised
  and Dividend Reinvestment
 Plan stock issued totaling
  35,593 shares...............       177,965   253,065          (201)          --       430,829
 Unrealized loss on
  securities available
  for sale....................            --        --            --     (636,300)     (636,300)
Balance, March 31, 1996......  $ 31,352,190  $234,944  $ 21,802,483  $ 1,029,736    $54,419,353


             See accompanying notes to consolidated financial statements.

            FIRST CHARTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                       For Three Months Ended
                                                                     March 31,1996  March 31,1995

    Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .    $   2,165,284  $   1,901,810
      Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for loan losses   . . . . . . . . . . . . . . .          320,000        265,000
       Depreciation  . . . . . . . . . . . . . . . . . . . . . .          244,336        222,725
       Premium amortization and discount accretion, net  . . . .           10,064        (48,240)
       Net gain on investment securities transactions  . . . . .               --         (4,298)
       Net gain on securities available for sale transactions  .           (3,591)       (28,611)
       Net loss on sale of premises and equipment  . . . . . . .               --          2,477
       Origination of mortgage loans held for sale   . . . . . .       (4,407,618)    (3,056,783)
       Proceeds from sale of mortgage loans available for sale .        3,941,186      2,756,406
       Decrease (increase) in other assets   . . . . . . . . . .          (24,626)        69,904
       Decrease in other liabilities   . . . . . . . . . . . . .         (814,275)      (405,340)
          Net cash provided by operating activities  . . . . . .        1,430,760      1,675,050
    Cash flows from investing activities:
      Proceeds from maturities of interest bearing time deposits        2,500,000      1,000,000
      Proceeds from sales of investment securities . . . . . . .               --      1,725,292
      Proceeds from sales of securities available for sale . . .          394,341      8,560,782
      Proceeds from maturities and issuer calls of
       investment securities, net  . . . . . . . . . . . . . . .               --     11,899,213
      Proceeds from maturities of securities available for sale .       3,996,512      4,169,094
      Purchase of investment securities  . . . . . . . . . . . .               --    (11,154,139)
      Purchase of securities available for sale  . . . . . . . .       (4,636,791)    (8,234,906)
      Net increase in loans  . . . . . . . . . . . . . . . . . .      (11,715,869)    (6,388,214)
      Proceeds from sales of premises and equipment  . . . . . .               --          8,125
      Purchase of premises and equipment . . . . . . . . . . . .         (383,916)      (601,592)
          Net cash provided (used) in investing activities   . .       (9,845,723)       983,655
    Cash flows from financing activities:
      Net increase in demand, NOW, money market and
       savings accounts  . . . . . . . . . . . . . . . . . . . .        3,142,507        893,219
      Net increase in certificates of deposit  . . . . . . . . .       16,472,679      2,393,041
      Net decrease in other borrowings . . . . . . . . . . . . .       (9,617,156)    (4,056,381)
      Net increase in advances for taxes and insurance . . . . .           34,717         16,874
      Purchase of common stock . . . . . . . . . . . . . . . . .          (23,966)      (352,561)
      Proceeds from issuance of common stock . . . . . . . . . .          430,829        137,011
      Pre-merger transactions of pooled bank . . . . . . . . . .               --         10,500
      Dividends paid . . . . . . . . . . . . . . . . . . . . . .         (940,567)      (603,071)
          Net cash provided (used) by financing activities   . .        9,499,043     (1,561,368)
      Net increase in cash and cash equivalents  . . . . . . . .        1,084,080      1,097,337
      Cash and cash equivalents at beginning of period . . . . .       30,642,072     26,500,086
      Cash and cash equivalents at end of period . . . . . . . .    $  31,726,152    $27,597,423
                                                                                      (Continued)

    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                          For three Months Ended
                                                                     March 31,1996  March 31,1995


    Supplemental disclosures of cash flow information:
      Cash paid during the year for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . .    $   4,107,656  $   3,256,352

      Income taxes . . . . . . . . . . . . . . . . . . . . . . .    $      43,500  $      26,971
    Supplemental disclosure of non-cash transactions:
      Transfer of loans, premises and equipment to other
       real estate owned   . . . . . . . . . . . . . . . . . . .    $     117,000   $         --
      Unrealized gains (loss) in value of securities available
       for sale (net of tax effect of ($368,673) and $254,003
       for 3/31/96 and 3/31/95, respectively)  . . . . . . . . .    $    (636,300)  $    417,967



    See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS

1. All financial data has been adjusted to reflect the acquisition of Bank of Union in December 1995 which was accounted for as a pooling of interests.

2 Primary earnings per share and income per share assuming full dilution are computed based on the weighted average number of shares outstanding during the period, including Common Stock equivalent shares applicable to stock options, assuming the exercise of outstanding stock options at market value per share.

3. In certain instances, amounts reported in the 1995 financial statements have been reclassified to present them in the format selected for 1996. Such reclassifications have no effect on net income or shareholders' equity as previously reported.

4. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for the interim period. All such adjustments were of a normal recurring nature.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The consolidated balance sheets of First Charter Corporation (the "Corporation") represent account balances for the Corporation and its wholly owned banking subsidiaries, First Charter National Bank (the "FCNB") and Bank of Union ("Union").

LIQUIDITY

       FCNB and Union (the "Banks") derive the major source of their liquidity from their core deposit base. Liquidity is further provided by maturities in the investment portfolios, the ability to secure public deposits, the availability of Federal fund lines at correspondent banks and the ability to borrow from the Federal Reserve Bank discount window. In addition to these sources, the Banks are members of the Federal Home Loan Bank ("FHLB") System which provides access to FHLB lending sources. Another source of liquidity is the securities available for sale portfolios which may be sold in response to liquidity needs. Management believes the Banks' sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

CAPITAL RESOURCES

       At March 31, 1996, total shareholders' equity was $54,419,353, or $8.68 per share compared to $53,424,073, or $8.57 per share at December 31, 1995.

       At March 31, 1996, the Corporation and the Banks were in compliance with all existing capital requirements. The Corporation's capital requirements are summarized in the table below:


                                     Risk-Based Capital
        Leverage Capital      Tier 1 Capital       Total Capital
            Amount    %(1)    Amount     %(2)      Amount    %(2)
                             (Dollars in thousands)

Actual   $ 53,269   10.27%   $53,269   13.64%     $58,152  14.89%
Required   20,737    4.00     15,625    4.00       31,250   8.00
Excess     32,532    6.27     37,644    9.64       26,902   6.89

(1) Percentage of total adjusted assets. The FRB minimum leverage ratio requirement is 3% to 5%, depending on the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.

(2)    Percentage of risk-weighted assets.

REGULATORY RECOMMENDATIONS

       Management is not presently aware of any current recommendations to the Corporation or to the Banks by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       Net income for the three month period ended March 31, 1996 was $2,165,284, or $0.34 share versus $1,901,810, or $0.30 per share for the comparable period in 1995 which represents a 13.9% increase. The increase is primarily attributable to increases in net interest income and noninterest income. On an annualized basis, year to date results represent a return on average assets of 1.71% versus 1.76% and a return on average equity of 15.88% versus 15.91%, for the periods ended March 31, 1996 and March 31, 1995, respectively.

       Total assets at March 31, 1996 were $519,585,863 compared to $509,395,305 at December 31, 1995. Loan demand was strong during the first three months of 1996. As a result, gross loans increased 3.6% to $344,921,516 from $333,038,730 at December 31, 1995. Total deposits increased 4.7% to $434,671,417 from $415,056,231 at December 31, 1995. During the first quarter of 1996, certificates of deposits increased primarily due to an addition of $12.0 million public deposits.

       Securities available for sale totaled $131,592,260 at March 31, 1996 for a slight decrease of approximately $0.8 million from December 31, 1995. The decrease was primarily due to a pre-tax reduction of unrealized gains of approximately $1.0 million, resulting from an overall upward shift in the treasury yield curve during the latter part of the first quarter of 1996. Proceeds from sales, maturities and paydowns in the securities available for sale portfolio were used to fund increased loan demand and to reinvest in additional securities. The carrying value of securities available for sale was $1,688,091 above their amortized cost at March 31, 1996 which represents gross unrealized gains of $3,218,869 and gross unrealized losses of $1,530,778.

       For the three month period ended March 31, 1996, net interest income before provision for loan losses increased $268,659, over the comparable period
in 1995.   The increase is primarily attributable to an increase in the level of interest earning assets, which was partially offset by escalating interest expense (both volume and rate.) The net interest margin declined to 5.11% at March 31, 1996 from 5.62% at March 31, 1995. The average yield on earning assets was 8.72% at March 31, 1996 compared to 8.84% at March 31, 1995, and the average rate paid on interest-bearing liabilities increased to 4.47% at March 31, 1996 compared to 4.06% at March 31, 1995.

       Management continues to assess interest rate risk based on an earnings simulation model. The Corporation's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed immediately rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories.

       The provision for loan losses for the three months ended March 31, 1996 was $320,000, compared to $265,000, for the three months ended March 31, 1995. The increase in the provision was attributable to the increase in gross loans outstanding and net charge-offs of approximately $191,000 compared to charge-offs of approximately $50,000 for the same period of 1995. At March 31, 1996 and December 31, 1995, the allowance for loan losses as a percentage of gross loans was 1.45% and 1.46%, respectively. Management continues to perform a monthly analysis of the allowance utilizing a system for risk grading the portfolio. Based on this review, management believes the allowance to be adequate.

The following table presents changes in the allowance for loan losses at March 31, 1996:


       Beginning Balance                          $4,855,540
       Add:
       Provision charged to operations               320,000
                                                   5,175,540
       Less:
         Loan charge-offs                            269,325
         Less loan recoveries                         78,825
          Net loan charge-offs                       190,500
       Ending Balance                             $4,985,040

At March 31, 1996, the recorded investment in loans that were considered to be impaired under the Financial Accounting Standards Board (FASB) Standard No. 114 and No. 118 was $2,662,393 (of which $1,996,320 was on nonaccrual). The related allowance for loan losses on these loans was $1,035,702. There is a specific allocation of the allowances for loan loss for each impaired loan. The average recorded investment in impaired loans for the three months ended March 31, 1996 was $2,797,551. For the three months ended March 31, 1996, the Corporation recognized interest income on impaired loans of $13,311, of which $4,550 was recognized using the cash method of income recognition.

       Nonperforming assets at March 31, 1996 were $2,749,789 or 0.8% of gross loans and foreclosed properties compared to $2,890,461 or 0.9% at December 31, 1995. The level of nonperforming assets is presented in the following table.

                                    March 31,   December 31,
                                      1996         1995
Loans:
Nonaccrual loans                   $2,139,333     $2,287,210
Restructured loan                     300,000        300,000
Loans 90 days or more past
  due and still accruing              132,206        242,001
Foreclosed Property                   178,250         61,250


       Interest income that would have been recorded on nonaccrual loans for the three months ended March 31, 1996, had they performed in accordance with their original terms, amounted to approximately $68,000. Interest income on nonaccrual loans included in the results of operations for the three months ended March 31, 1996 amounted to approximately $9,000.

       Noninterest income increased approximately $214,000 or 18.4% for the three month period ended March 31, 1996 over the comparable period in 1995. The major components of this increase were higher trust income due to higher levels of assets under management, higher service charges on deposit accounts due to higher non-sufficient fund charges, higher credit card income due to increased volumes and the one-time conversion of FCNB merchant card holders from a third party card provider and higher mortgage loan income due to increased loan originations.

       Noninterest expense increased approximately $41,000 or 1.1%, for the three month period ended March 31, 1996, over the comparable period in 1995.
The increase is primarily attributable to higher salaries and fringe benefits due to a greater number of full-time equivalents. Additional increases were incurred in advertising, data processing, postage, supplies and telephone expenses. These increases were offset by a reduction of FDIC insurance premiums to the current level of $500 per quarter for each Bank, effective January 1, 1996.

       Beginning in the second quarter of 1996, the Banks will be installing local and wide area PC networks. It is anticipated that additional depreciation expense relating to this installation will be approximately $100,000 for the remainder of 1996. These systems will enhance customer service and internal communication and efficiency.

       Total income tax expense for the three month period ended March 31, 1996 increased $123,400, over the comparable period in 1995. The increase is attributable to an increase in taxable income and a slight increase in the effective tax rate.

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

                    3.2 By-laws of the Registrant, as amended, incorporated herein by reference to
                                      Exhibit 3.2 of the Registrant's Annual
                                      Report on Form 10-K for the fiscal year
                                      ended December 31, 1995 (Commission File
                                      No. 0-15829).

                    11                Statements regarding computation of per
                                      share earnings.

                    27                Financial Data Schedules



       (b)     Reports on Form 8-K

               The Registrant filed a Current Report on Form 8-K under Item 2 on January 5, 1996, which included a description of the Registrant's acquisition of Bank of Union, effective December 21, 1995.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST CHARTER CORPORATION
                                   (Registrant)




Date:    May 14, 1996               By  \s\ Robert O. Bratton
                                       Robert O. Bratton
                                       Executive Vice President &
                                       Principal Financial and
                                       Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.
(per Exhibit Table
in item 601 of                                          Sequential
Regulation S-K)          Description of Exhibits        Page Number

       11                Statements regarding
                         computation of per share
                         earnings.

       27                Financial Data Schedules