Form 10-Q
period 1996-06-30
FIRST CHARTER CORP /NC/
filed 1996-08-13
CIK 717306

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

     6,303,230 shares of Common Stock, $5.00 par value, outstanding as of August 13, 1996.

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                                      June 30,     December 31,
 ASSETS                                                1996            1995

                                                      Unaudited
 Cash and due from banks . . . . . . . . . . .     $ 28,446,793   $  30,642,072
 Federal funds sold  . . . . . . . . . . . . .        3,895,368              --

 Interest bearing time deposits  . . . . . . .          500,000       3,000,000
 Securities available for sale:
  U.S. Government obligations  . . . . . . . .       24,846,390      23,363,185
  U.S. Government agency obligations   . . . .       17,320,345      26,523,683
  Mortgage-backed securities   . . . . . . . .       15,851,210      18,289,995
  State and municipal obligations, nontaxable        65,492,845      59,052,874
  Other  . . . . . . . . . . . . . . . . . . .        4,705,071       5,128,031

     Total securities available for sale . . .      128,215,861     132,357,768
 Loans . . . . . . . . . . . . . . . . . . . .      350,065,175     333,038,730
  Less:  Unearned income . . . . . . . . . . .         (220,868)       (295,701)
         Allowance for loan losses . . . . . .       (5,098,832)     (4,855,540)
     Loans, net  . . . . . . . . . . . . . . .      344,745,475     327,887,489

 Premises and equipment, net . . . . . . . . .       10,304,826       9,833,489
 Other assets  . . . . . . . . . . . . . . . .        7,321,950       5,674,487
     Total assets  . . . . . . . . . . . . . .    $ 523,430,273   $ 509,395,305
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits, domestic:
  Demand   . . . . . . . . . . . . . . . . . .     $ 74,606,913   $  72,285,910

  NOW accounts   . . . . . . . . . . . . . . .       66,578,877      66,813,791
  Time   . . . . . . . . . . . . . . . . . . .      297,291,217     275,956,530
     Total deposits  . . . . . . . . . . . . .      438,477,007     415,056,231
 Other borrowings  . . . . . . . . . . . . . .       25,439,495      35,262,202
 Other liabilities . . . . . . . . . . . . . .        4,584,171       5,652,799
     Total liabilities . . . . . . . . . . . .      468,500,673     455,971,232

 Shareholders' equity:
 Common stock - $5 par value; authorized
  10,000,000 shares; issued and outstanding
  6,286,778 shares at 6/30/96 and 6,236,014
  shares at 12/31/95   . . . . . . . . . . . .       31,433,890      31,180,070
 Additional paid-in capital  . . . . . . . . .          438,014              --

 Unrealized gain on securities available
  for sale   . . . . . . . . . . . . . . . . .           10,790       1,666,036
 Retained earnings . . . . . . . . . . . . . .       23,046,906      20,577,967
     Total shareholders' equity  . . . . . . .       54,929,600      53,424,073
     Total liabilities and shareholders' equity                                                     $523,430,273   $ 509,395,305



 See accompanying notes to consolidated financial statements.

                           FIRST CHARTER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                           For Six Months Ended
                                                                            June 30,    June 30,
          Interest Income:                                                   1996         1995

          Interest and fees on loans  . . . . . . . . . . . . . . .     $ 15,925,205 $14,038,252
          Federal funds sold  . . . . . . . . . . . . . . . . . . .           75,708     180,871
          Securities available for sale:

            U.S. Government obligations . . . . . . . . . . . . . .          797,174     526,505
            U.S. Government agency obligations  . . . . . . . . . .          791,066     395,087
            Mortgage-backed securities  . . . . . . . . . . . . . .          441,878     164,835
            State and municipal obligations, nontaxable . . . . . .        1,608,657       1,019
            Other . . . . . . . . . . . . . . . . . . . . . . . . .          124,128      83,562
           Investment securities:

            U.S. Government obligations  . . . . . . . . . . . . . .              --     177,923
            U.S. Government agency obligations   . . . . . . . . . .              --     307,883
            Mortgage-backed securities   . . . . . . . . . . . . . .              --     498,328
            State and municipal obligations, nontaxable  . . . . . .              --   1,218,311
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .         179,397     168,513
              Total interest income  . . . . . . . . . . . . . . . .      19,943,213  17,761,089

           Interest Expense:
           Deposits:
             Demand  . . . . . . . . . . . . . . . . . . . . . . . .         651,669     635,399
             Money Market  . . . . . . . . . . . . . . . . . . . . .         566,998     612,496
             Savings and Time  . . . . . . . . . . . . . . . . . . .       6,681,677   5,297,828
           Other borrowings  . . . . . . . . . . . . . . . . . . . .         656,158     512,824

              Total interest expense   . . . . . . . . . . . . . . .       8,556,502   7,058,547
              Net interest income  . . . . . . . . . . . . . . . . .      11,386,711  10,702,542
           Provision for loan losses . . . . . . . . . . . . . . . .         620,000     480,000
              Net interest income after provision for loan losses  .      10,766,711  10,222,542
           Noninterest income:
           Trust income  . . . . . . . . . . . . . . . . . . . . . .         714,290     662,280

           Service charges on deposit accounts . . . . . . . . . . .       1,316,505   1,174,744
           Credit card income  . . . . . . . . . . . . . . . . . . .         207,722      15,380
           Insurance and other commissions . . . . . . . . . . . . .          93,856     108,630
           Securities available for sale transactions, net . . . . .         144,893      (4,991)
           Investment securities transactions, net . . . . . . . . .              --       4,298
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .         591,334     401,808

              Total noninterest income   . . . . . . . . . . . . . .       3,068,600   2,362,149
           Noninterest expense:
           Salaries and fringe benefits  . . . . . . . . . . . . . .       4,209,226   3,817,750
           Occupancy and equipment . . . . . . . . . . . . . . . . .       1,123,675     980,815
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .       2,237,967   2,402,800
              Total noninterest expense  . . . . . . . . . . . . . .       7,570,868   7,201,365

              Income before income taxes   . . . . . . . . . . . . .       6,264,443   5,383,326
           Income taxes  . . . . . . . . . . . . . . . . . . . . . .       1,912,000   1,604,000
              Net Income   . . . . . . . . . . . . . . . . . . . . .     $ 4,352,443  $3,779,326

           See accompanying notes to consolidated financial statements.

                                 FIRST CHARTER CORPORATION AND SUBSIDIARIES


                                    EARNINGS PER SHARE DATA (Unaudited)


                                                                            For Six Months Ended
                                                                            June 30,     June 30,
                                                                             1996         1995


           Primary income per share data:
              Net income . . . . . . . . . . . . . . . . . . . . . .           $0.69        $0.60
              Average common equivalent shares . . . . . . . . . . .       6,315,744    6,273,206


           Income per share data assuming full dilution:
              Net income . . . . . . . . . . . . . . . . . . . . . .           $0.69        $0.60
              Average common equivalent shares . . . . . . . . . . .       6,315,744    6,286,804

           Cash dividends declared . . . . . . . . . . . . . . . . .           $0.30        $0.26







           See accompanying notes to consolidated financial statements.


                             FIRST CHARTER CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                           For Three Months Ended
                                                                           June 30,     June 30,
           Interest Income:                                                 1996           1995

           Interest and fees on loans  . . . . . . . . . . . . . . .     $8,012,418   $7,170,327
           Federal funds sold  . . . . . . . . . . . . . . . . . . .         62,933      145,283
           Securities available for sale:
            U.S. Government obligations  . . . . . . . . . . . . . .        412,621      240,387

            U.S. Government agency obligations   . . . . . . . . . .        345,914      219,280
            Mortgage-backed securities   . . . . . . . . . . . . . .        209,555       83,660
            State and municipal obligations, nontaxable  . . . . . .        826,366        1,019
            Other  . . . . . . . . . . . . . . . . . . . . . . . . .         56,135       37,045
           Investment securities:
            U.S. Government obligations  . . . . . . . . . . . . . .             --       96,473

            U.S. Government agency obligations   . . . . . . . . . .             --      164,606
            Mortgage-backed securities   . . . . . . . . . . . . . .             --      236,739
            State and municipal obligations, nontaxable  . . . . . .             --      608,337
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .         99,874      105,812
              Total interest income  . . . . . . . . . . . . . . . .     10,025,816    9,108,968
           Interest Expense:

           Deposits:
             Demand  . . . . . . . . . . . . . . . . . . . . . . . .        330,995      324,256
             Money Market  . . . . . . . . . . . . . . . . . . . . .        284,186      306,662
             Savings and Time  . . . . . . . . . . . . . . . . . . .      3,361,183    2,899,786
           Other borrowings  . . . . . . . . . . . . . . . . . . . .        319,499      263,821
              Total interest expense   . . . . . . . . . . . . . . .      4,295,863    3,794,525

              Net interest income  . . . . . . . . . . . . . . . . .      5,729,953    5,314,443
           Provision for loan losses . . . . . . . . . . . . . . . .        300,000      215,000
              Net interest income after provision for loan losses  .      5,429,953    5,099,443
           Noninterest income:
           Trust income  . . . . . . . . . . . . . . . . . . . . . .        369,720      344,510
           Service charges on deposit accounts . . . . . . . . . . .        686,896      591,968

           Credit card income  . . . . . . . . . . . . . . . . . . .        128,046       10,413
           Insurance and other commissions . . . . . . . . . . . . .         45,912       54,087
           Securities available for sale transactions, net . . . . .        141,302      (33,602)
           Investment securities transactions, net . . . . . . . . .             --           --
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .        320,981      233,218
              Total noninterest income   . . . . . . . . . . . . . .      1,692,857    1,200,594

           Noninterest expense:
           Salaries and fringe benefits  . . . . . . . . . . . . . .      2,158,053    1,855,220
           Occupancy and equipment . . . . . . . . . . . . . . . . .        596,152      477,707
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .      1,199,946    1,292,694
              Total noninterest expense  . . . . . . . . . . . . . .      3,954,151    3,625,621
              Income before income taxes   . . . . . . . . . . . . .      3,168,659    2,674,416

           Income taxes  . . . . . . . . . . . . . . . . . . . . . .        981,500      796,900
              Net Income   . . . . . . . . . . . . . . . . . . . . .     $2,187,159   $1,877,516

           See accompanying notes to consolidated financial statements.

                                 FIRST CHARTER CORPORATION AND SUBSIDIARIES

                                    EARNINGS PER SHARE DATA (Unaudited)

                                                                           For Three Months Ended
                                                                           June 30,      June 30,
                                                                            1996          1995


           Primary income per share data:
              Net income . . . . . . . . . . . . . . . . . . . . . .          $0.35         $0.30

              Average common equivalent shares . . . . . . . . . . .      6,321,777     6,276,312

           Income per share data assuming full dilution:
              Net income . . . . . . . . . . . . . . . . . . . . . .          $0.35         $0.30
              Average common equivalent shares . . . . . . . . . . .      6,321,777     6,285,297


           Cash dividends declared . . . . . . . . . . . . . . . . .          $0.15         $0.13







           See accompanying notes to consolidated financial statements.

    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
    For The Six Months Ended June 30, 1996





                                                                           Unrealized
                                                                                Gains
                                                                              (Losses)
                                                                                   on
                                                     Add'l                 Securities
                                         Common    Paid-in     Retained     Available
                                          Stock    Capital     Earnings      for Sale        Total

     Balance, December 31, 1995...  $31,180,070   $     --  $20,577,967   $ 1,666,036  $53,424,073
     Net income for the
      six months ended
      June 30, 1996...............           --         --    4,352,443            --    4,352,443
     Cash dividends of $.30
      per share...................           --         --   (1,883,303)           --   (1,883,303)

     Purchase and retirement
      of 3,140 shares of
      common stock................      (15,700)   (45,866)          --            --      (61,566)
     Stock options exercised
      and Dividend Reinvestment
      Plan stock issued totaling
      53,904 shares...............      269,520    483,880         (201)           --      753,199

     Unrealized loss on
      securities available
      for sale....................           --         --           --    (1,655,246)  (1,655,246)
     Balance, June 30, 1996.......  $31,433,890   $438,014  $23,046,906   $    10,790  $54,929,600



     See accompanying notes to consolidated financial statements.

     FIRST CHARTER CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                        For Six Months Ended
                                                                      June 30,1996   June 30,1995

     Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .     $  4,352,443   $  3,779,326
      Adjustments to reconcile net income to net
      cash provided by operating activities:

        Provision for loan losses  . . . . . . . . . . . . . . .          620,000        480,000
        Depreciation . . . . . . . . . . . . . . . . . . . . . .          523,864        426,377
        Premium amortization and discount accretion, net . . . .           17,884       (132,828)
        Net gain on investment securities transactions . . . . .               --          7,523
        Net gain on securities available for sale transactions .         (141,302)        (5,563)
        Net loss on sale of premises and equipment . . . . . . .               --          2,477

        Origination of mortgage loans held for sale  . . . . . .      (10,409,200)    (9,694,438)
        Proceeds from sale of mortgage loans available for sale .      10,150,693      8,468,088
        Decrease in other assets . . . . . . . . . . . . . . . .            8,242        711,782
        Decrease in other liabilities  . . . . . . . . . . . . .       (1,027,916)    (1,375,869)
           Net cash provided by operating activities . . . . . .        4,094,708      2,666,875
     Cash flows from investing activities:

      Proceeds from maturities of interest bearing time deposits        2,500,000      1,000,000
      Proceeds from sales of investment securities . . . . . . .               --      1,725,292
      Proceeds from sales of securities available for sale . . .        5,925,894     12,801,568
      Proceeds from maturities and issuer calls of
        investment securities, net . . . . . . . . . . . . . . .               --     23,315,528
      Proceeds from maturities of securities available for sale .      14,566,283      6,331,333
      Purchase of interest bearing time deposits . . . . . . . .               --     (2,000,000)

      Purchase of investment securities  . . . . . . . . . . . .               --    (18,304,100)
      Purchase of securities available for sale  . . . . . . . .      (18,939,243)   (21,260,177)
      Net increase in loans  . . . . . . . . . . . . . . . . . .      (17,343,179)   (16,921,483)
      Proceeds from sales of premises and equipment  . . . . . .               --          8,125
      Purchase of premises and equipment . . . . . . . . . . . .       (1,450,193)    (1,015,413)

         Net cash used in investing activities . . . . . . . . .      (14,740,438)   (14,319,327)
     Cash flows from financing activities:
      Net increase in demand, NOW, money market and
       savings accounts  . . . . . . . . . . . . . . . . . . . .        4,896,584      9,238,452
      Net increase in certificates of deposit  . . . . . . . . .       18,524,192     14,365,371
      Net decrease in other borrowings . . . . . . . . . . . . .       (9,822,707)    (1,925,366)

      Net increase (decrease) in advances for taxes and insurance         (60,580)        48,239
      Purchase of common stock . . . . . . . . . . . . . . . . .          (61,566)      (367,525)
      Proceeds from issuance of common stock . . . . . . . . . .          753,199        301,168
      Pre-merger transactions of pooled bank . . . . . . . . . .               --         31,543
      Dividends paid . . . . . . . . . . . . . . . . . . . . . .       (1,883,303)    (1,203,625)
          Net cash provided by financing activities  . . . . . .       12,345,819     20,488,257

      Net increase in cash and cash equivalents  . . . . . . . .        1,700,089      8,835,805
      Cash and cash equivalents at beginning of period . . . . .       30,642,072     26,500,086
      Cash and cash equivalents at end of period . . . . . . . .     $ 32,342,161   $ 35,335,891
                                                                                      (Continued)

     FIRST CHARTER CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
                                                                         For Six Months Ended

                                                                      June 30,1996  June 30, 1995

     Supplemental disclosures of cash flow information:
      Cash paid during the year for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . .     $  8,242,500   $  6,839,272
      Income taxes . . . . . . . . . . . . . . . . . . . . . . .     $  1,726,500   $  1,877,771
     Supplemental disclosure of non-cash transactions:

      Transfer of loans, premises and equipment to other
      real estate owned  . . . . . . . . . . . . . . . . . . . .     $    582,076   $         --
     Unrealized gains (loss) in value of securities available
      for sale (net of tax effect of ($1,057,145) and $495,311
      for 6/30/96 and 6/30/95, respectively) . . . . . . . . . .     $ (1,655,246)  $    923,762




     See accompanying notes to consolidated financial statements.

          FIRST CHARTER CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

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

          4. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for the interim periods. All such adjustments were of a normal recurring nature.

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

          CAPITAL RESOURCES

                 At June 30, 1996, total shareholders' equity was $54,929,600, or $8.74 per share compared to $53,424,073, or $8.57 per share at December 31, 1995.

                 At June 30, 1996, the Corporation and the Banks were in compliance with all existing capital requirements. The
          Corporation's capital requirements are summarized in the table below:


                                               Risk-Based Capital
                  Leverage Capital      Tier 1 Capital       Total Capital
                      Amount    %(1)    Amount     %(2)      Amount    %(2)
                                       (Dollars in thousands)

          Actual   $ 54,299   10.38%   $54,299   14.22%     $59,072  15.47%
          Required   20,932    4.00     15,273    4.00       30,547   8.00
          Excess     33,367    6.38     39,026   10.22       28,525   7.47

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

          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 Net income for the three month period ended June 30, 1996 was $2,187,159, or $0.35 share versus $1,877,516, or $0.30 per share for the comparable period in 1995 which represents a 16.5% increase. Net income for the six month period ended June 30, 1996 was $4,352,443, or $0.69 share versus $3,779,326, or $0.60 per share for the comparable period in 1995 which represents a 15.2% increase. The increases are primarily attributable to increases in net interest income and noninterest income. On an annualized basis, year to date results represent a return on average assets of 1.70% versus 1.69% and a return on average equity of 15.82% versus 15.42%, for the periods ended June 30, 1996 and June 30, 1995, respectively.

                 Total assets at June 30, 1996 were $523,430,273 compared to $509,395,305 at December 31, 1995. Loan demand was strong during the first six months of 1996. As a result, gross loans increased 5.1% to $350,065,175 from $333,038,730 at December 31,
          1995. Total deposits increased 5.6% to $438,477,007 from $415,056,231 at December 31, 1995. During the first six months of 1996, certificates of deposits increased primarily due to an addition of $12.0 million public deposits with various maturities occurring in the third and fourth quarters of 1996. Additionally, Management does not anticipate that these certificates will be renewed upon maturity.

                 Securities available for sale totaled $128,215,861 at June 30, 1996 for a decrease of approximately $4.1 million from December 31, 1995. The decrease was primarily due to a pre-tax reduction of unrealized gains of approximately $2.7 million, resulting from an overall upward shift in the treasury yield curve during the latter part of the first quarter of 1996. Proceeds from sales, maturities and paydowns in the securities available for sale portfolio were used to fund increased loan demand and to reinvest in additional securities. The carrying value of securities available for sale was $19,327 above their amortized cost at June 30, 1996 which represents gross unrealized gains of $2,541,593 and gross unrealized losses of $2,522,266.

                 For the three and six month periods ended June 30, 1996, net interest income before provision for loan losses increased $415,510 and $684,169, respectively, over the comparable periods
          in 1995.   The increase is primarily attributable to an increase
          in the level of interest earning assets, which was partially offset by escalating interest expense (both volume and rate.) The net interest margin declined to 5.09% year to date at June

          30, 1996 from 5.47% for the same period in 1995. The average yield on earning assets decreased to 8.66% at June 30, 1996 compared from 8.89% at June 30, 1995, and the average rate paid on interest-bearing liabilities increased to 4.44% at June 30, 1996 compared to 4.28% at June 30, 1995.

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

                 The provision for loan losses for the three and six months ended June 30, 1996 was $300,000 and $620,000, respectively, compared to $215,000 and $480,000, for the three and six months ended June 30, 1995, respectively. The increases in the provision for the three and six months ended June 30, 1996 were attributable to the increase in gross loans outstanding and net charge-offs of approximately $186,000 and $377,000, respectively, compared to charge-offs of approximately $108,000 and $158,000 for the same periods of 1995. At June 30, 1996 and December 31, 1995, the allowance for loan losses as a percentage of gross loans remained unchanged at 1.46%. Management continues to perform a monthly analysis of the allowance utilizing a system for risk grading the portfolio. Based on this review, management believes the allowance to be adequate. However, if credit quality deteriorates, additional provisions will be made to allowance for loan losses.

          The following table presents changes in the allowance for loan losses at June 30, 1996:


                 Beginning Balance                          $4,855,540
                 Add:
                 Provision charged to operations               620,000
                                                             5,475,540
                 Less:
                   Loan charge-offs                            577,780
                   Less loan recoveries                        201,072
                    Net loan charge-offs                       376,708
                 Ending Balance                             $5,098,832

                 At June 30, 1996, the recorded investment in loans that were considered to be impaired under the Financial Accounting Standards Board (FASB) Standard No. 114 and No. 118 was $1,866,334 (of which $1,511,596 was on nonaccrual). The related allowance for loan losses on these loans was $821,243. There is a specific allocation of the allowance for loan loss for each impaired loan. The average recorded investment in impaired loans for the six months ended June 30, 1996 was $2,135,863. For the six months ended June 30, 1996, the Corporation recognized interest income on impaired loans of $17,128, none of which was recognized using the cash method of income recognition.

                 Nonperforming assets at June 30, 1996 were $2,289,303 or 0.7% of gross loans, foreclosed properties and other real estate owned compared to $2,890,461 or 0.9% at December 31, 1995. The level of nonperforming assets is presented in the following table.

                                              June 30,    December 31,
                                                1996          1995
          Loans:
          Nonaccrual loans                   $1,577,791     $2,287,210
          Restructured loan                          --        300,000
          Loans 90 days or more past
            due and still accruing              205,312        242,001
          Foreclosed Property                    71,700         61,250
          Other Real Estate Owned               434,500             --


                 During the second quarter of 1996, other real estate owned increased due to the reclassification of land originally purchased for a branch location. Nonaccrual loans and restructured loans decreased during this period primarily due to loan payoffs.

                 Interest income that would have been recorded on nonaccrual loans for the six months ended June 30, 1996, had they performed in accordance with their original terms, amounted to approximately $94,000. Interest income on nonaccrual loans included in the results of operations for the six months ended June 30, 1996 amounted to approximately $1,000.

                 Noninterest income for the three and six month periods increased approximately $492,000 or 41.0% and $706,000 or 29.9%, respectively, over the comparable periods in 1995. The major components of this increase were higher credit card income due to increased volumes and the conversion of FCNB merchant card holders from a third party card provider, higher securities gains due to the sale of equity securities held by the Corporation and higher mortgage loan income due to increased loan originations.

                 Noninterest expense for the three and six month periods increased approximately $329,000 or 9.1% and $370,000 or 5.1%, respectively, over the comparable periods in 1995. The increase is primarily attributable to higher salaries and fringe benefits due to normal salary adjustments and a greater number of full-time equivalents. Occupancy and equipment increased due to additional technology added and the opening of a full service branch. Additional increases were incurred in advertising, data processing, postage, supplies and telephone expenses. These increases were offset by a reduction of FDIC insurance premiums to the current level of $500 per quarter for each Bank, effective January 1, 1996.

                 Total income tax expense for the three and six month periods ended June 30, 1996 increased $184,600 and $308,000, respectively over the comparable periods in 1996. The increase is attributable to an increase in taxable income and a slight increase in the effective tax rate.

          ACCOUNTING MATTERS

                 On June 28, 1996, the Financial Accounting Standards Board
          (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

                 Statement No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

                 The periodic effect on net income of the Corporation, if any, has not been determined.

          PART II - OTHER INFORMATION

          Item 4. Submission of matters to a Vote of Security Holders.

                   (a) First Charter Corporation's Annual Meeting of Shareholders was held on May 7, 1996.

                   (b) The following directors were elected for three-year terms expiring in 1999.
                                                                   Broker
                                   For            Withholding   Non-Votes
               William R. Black   4,482,352.457     8,825.000  86,022.000
               Grady S. Carpenter 4,482,594.873     8,582.584  86,022.000
               H. Clark Goodwin   4,491,152.457        25.000  86,022.000
               Frank H. Hawfield  4,488,333.457     2,844.000  86,022.000
               T. David Propst    4,490,288.457       889.000  86,022.000

               For a two year term expiring in 1998:

                                                                   Broker
                                  For             Withholding   Non-Votes
               James B. Fincher   4,482,958.873     8,218.584  86,022.000

               For a one year term expiring in 1997:

                                                                   Broker
                                  For             Withholding   Non-Votes
               Jerry E. McGee     4,490,892.873       284.584  86,022.000

               The following directors' terms of office continued after the annual meeting:

               Jane B. Brown
               Michael R. Coltrane
               J. Roy Davis, Jr.
               J. Knox Hillman
               Branson C. Jones
               Lawrence M. Kimbrough
               Robert F. Lowrance
               Hugh H. Morrison
               Robert L. Wall
               James B. Widenhouse

               A brief description of the other matters (exclusive of procedural matters) voted upon at the meeting is set forth below.

               A motion to approve the amendment of the First Charter Comprehensive Stock Option Plan to increase the aggregate number of shares authorized for issuance thereunder from 240,000 to 400,000 was adopted by a vote of the majority of the shares of the Corporation's Common Stock present or represented by proxy and entitled to vote, as follows:

          For:                4,572,041.011
          Against:              490,197.037
          Abstained:             41,106.014
          Broker Non Votes:      86,022.000

               A motion to ratify the action of the Board of Directors in selection of KPMG Peat Marwick LLP as independent public accountants for 1996 was adopted by a vote of the majority of the votes cast with respect to shares of the Corporation's Common Stock as follows:

          For:                5,064,623.227
          Against:               13,853.748
          Abstained:             24,867.087
          Broker Non Votes:      86,022.000


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

                             27                 Financial Data Schedules






                 (b)     Reports on Form 8-K

                         No reports on Form 8-K were filed this quarter.

          Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST CHARTER CORPORATION
                                             (Registrant)




          Date:    August 13, 1996            By: \s\ Robert O. Bratton
                                                 Robert O. Bratton
                                                 Executive Vice President &
                                                 Principal Financial and
                                                 Accounting Officer

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