Form 10-Q
period 1996-09-30
FIRST CHARTER CORP /NC/
filed 1996-11-14
CIK 717306

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

     6,319,762 shares of Common Stock, $5.00 par value, outstanding as of November 14, 1996.



PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                                   September 30,   December 31,
 ASSETS                                                 1996           1995

                                                       Unaudited
 Cash and due from banks . . . . . . . . . . .     $ 34,899,682   $  30,642,072
 Federal funds sold  . . . . . . . . . . . . .        5,226,907              --

 Interest bearing time deposits  . . . . . . .               --       3,000,000
 Securities available for sale:
  U.S. Government obligations  . . . . . . . .       29,054,263      23,363,185
  U.S. Government agency obligations   . . . .       16,963,183      26,523,683
  Mortgage-backed securities   . . . . . . . .       11,986,973      18,289,995
  State and municipal obligations, nontaxable        67,048,485      59,052,874
  Other  . . . . . . . . . . . . . . . . . . .         4,857,396      5,128,031

     Total securities available for sale . . .       129,910,300    132,357,768
 Loans . . . . . . . . . . . . . . . . . . . .      350,642,754     333,038,730
  Less:  Unearned income . . . . . . . . . . .         (181,374)       (295,701)
         Allowance for loan losses . . . . . .       (5,127,908)     (4,855,540)
     Loans, net  . . . . . . . . . . . . . . .       345,333,472    327,887,489

 Premises and equipment, net . . . . . . . . .       10,402,578       9,833,489
 Other assets  . . . . . . . . . . . . . . . .         8,711,312      5,674,487
     Total assets  . . . . . . . . . . . . . .     $ 534,484,251  $ 509,395,305
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits, domestic:
  Demand   . . . . . . . . . . . . . . . . . .     $ 77,447,213   $  72,285,910

  NOW accounts   . . . . . . . . . . . . . . .       72,259,785      66,813,791
  Time   . . . . . . . . . . . . . . . . . . .       296,828,905    275,956,530
     Total deposits  . . . . . . . . . . . . .      446,535,903     415,056,231
 Other borrowings  . . . . . . . . . . . . . .       27,285,828      35,262,202
 Other liabilities . . . . . . . . . . . . . .         3,684,915      5,652,799
     Total liabilities . . . . . . . . . . . .       477,506,646    455,971,232

 Shareholders' equity:
 Common stock - $5 par value; authorized
  10,000,000 shares; issued and outstanding
  6,303,230 shares at 9/30/96 and 6,236,014
  shares at 12/31/95   . . . . . . . . . . . .       31,516,150      31,180,070
 Additional paid-in capital  . . . . . . . . .          672,507              --

 Unrealized gain on securities available
  for sale, net  . . . . . . . . . . . . . . .          499,704       1,666,036
 Retained earnings . . . . . . . . . . . . . .       24,289,244      20,577,967
     Total shareholders' equity  . . . . . . .       56,977,605      53,424,073
     Total liabilities and shareholders' equity                                                     $534,484,251   $ 509,395,305





 See accompanying notes to consolidated financial statements.

                           FIRST CHARTER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                          For Nine Months Ended
                                                                           Sept. 30,   Sept. 30,
          Interest Income:                                                   1996         1995

          Interest and fees on loans  . . . . . . . . . . . . . . .     $ 24,114,446 $21,547,409
          Federal funds sold  . . . . . . . . . . . . . . . . . . .          139,809     272,465
          Securities available for sale:

            U.S. Government obligations . . . . . . . . . . . . . .        1,263,568     753,732
            U.S. Government agency obligations  . . . . . . . . . .        1,038,801     705,768
            Mortgage-backed securities  . . . . . . . . . . . . . .          644,493     241,922
            State and municipal obligations, nontaxable . . . . . .        2,483,374      18,082
            Other . . . . . . . . . . . . . . . . . . . . . . . . .          173,644     139,919
           Investment securities:

            U.S. Government obligations  . . . . . . . . . . . . . .              --     296,044
            U.S. Government agency obligations   . . . . . . . . . .              --     536,521
            Mortgage-backed securities   . . . . . . . . . . . . . .              --     725,177
            State and municipal obligations, nontaxable  . . . . . .              --   1,814,789
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .         279,396     302,507
              Total interest income  . . . . . . . . . . . . . . . .      30,137,531  27,354,335

           Interest Expense:
           Deposits:
             Demand  . . . . . . . . . . . . . . . . . . . . . . . .         987,393     956,532
             Money Market  . . . . . . . . . . . . . . . . . . . . .         868,993     907,988
             Savings and Time  . . . . . . . . . . . . . . . . . . .      10,061,726   8,419,393
           Other borrowings  . . . . . . . . . . . . . . . . . . . .         995,985     782,373

              Total interest expense   . . . . . . . . . . . . . . .      12,914,097  11,066,286
              Net interest income  . . . . . . . . . . . . . . . . .      17,223,434  16,288,049
           Provision for loan losses . . . . . . . . . . . . . . . .         820,000     890,000
              Net interest income after provision for loan losses  .      16,403,434  15,398,049
           Noninterest income:
           Trust income  . . . . . . . . . . . . . . . . . . . . . .       1,059,040   1,006,800

           Service charges on deposit accounts . . . . . . . . . . .       1,961,103   1,767,438
           Credit card income  . . . . . . . . . . . . . . . . . . .         303,737      38,405
           Insurance and other commissions . . . . . . . . . . . . .         127,536     159,159
           Securities available for sale transactions, net . . . . .         246,094      (7,394)
           Investment securities transactions, net . . . . . . . . .              --       4,298
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .         875,878     684,725

              Total noninterest income   . . . . . . . . . . . . . .       4,573,388   3,653,431
           Noninterest expense:
           Salaries and fringe benefits  . . . . . . . . . . . . . .       6,520,823   5,836,538
           Occupancy and equipment . . . . . . . . . . . . . . . . .       1,738,503   1,460,932
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .       3,428,229   3,384,270
              Total noninterest expense  . . . . . . . . . . . . . .      11,687,555  10,681,740

              Income before income taxes   . . . . . . . . . . . . .       9,289,267   8,369,740
           Income taxes  . . . . . . . . . . . . . . . . . . . . . .       2,749,000   2,518,700
              Net Income   . . . . . . . . . . . . . . . . . . . . .     $ 6,540,267  $5,851,040

           See accompanying notes to consolidated financial statements.

                                 FIRST CHARTER CORPORATION AND SUBSIDIARIES


                                    EARNINGS PER SHARE DATA (Unaudited)


                                                                           For Nine Months Ended
                                                                           Sept. 30,    Sept. 30,
                                                                             1996         1995


           Primary income per share data:
              Net income . . . . . . . . . . . . . . . . . . . . . .           $1.04        $0.93
              Average common equivalent shares . . . . . . . . . . .       6,321,061    6,283,626


           Income per share data assuming full dilution:
              Net income . . . . . . . . . . . . . . . . . . . . . .           $1.04        $0.93
              Average common equivalent shares . . . . . . . . . . .       6,321,061    6,297,869

           Cash dividends declared . . . . . . . . . . . . . . . . .           $0.45        $0.39







           See accompanying notes to consolidated financial statements.

                             FIRST CHARTER CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                           For Three Months Ended
                                                                          Sept. 30,    Sept. 30,
           Interest Income:                                                 1996           1995

           Interest and fees on loans  . . . . . . . . . . . . . . .     $8,189,241   $7,509,157
           Federal funds sold  . . . . . . . . . . . . . . . . . . .         64,101       91,594
           Securities available for sale:
            U.S. Government obligations  . . . . . . . . . . . . . .        466,394      227,227

            U.S. Government agency obligations   . . . . . . . . . .        247,735      310,681
            Mortgage-backed securities   . . . . . . . . . . . . . .        202,615       77,087
            State and municipal obligations, nontaxable  . . . . . .        874,717       17,063
            Other  . . . . . . . . . . . . . . . . . . . . . . . . .         49,516       56,357
           Investment securities:
            U.S. Government obligations  . . . . . . . . . . . . . .             --      118,121

            U.S. Government agency obligations   . . . . . . . . . .             --      228,638
            Mortgage-backed securities   . . . . . . . . . . . . . .             --      226,849
            State and municipal obligations, nontaxable  . . . . . .             --      596,478
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .         99,999      133,994
              Total interest income  . . . . . . . . . . . . . . . .     10,194,318    9,593,246
           Interest Expense:

           Deposits:
             Demand  . . . . . . . . . . . . . . . . . . . . . . . .        335,724      321,133
             Money Market  . . . . . . . . . . . . . . . . . . . . .        301,995      295,492
             Savings and Time  . . . . . . . . . . . . . . . . . . .      3,380,049    3,121,565
           Other borrowings  . . . . . . . . . . . . . . . . . . . .        339,827      269,549
              Total interest expense   . . . . . . . . . . . . . . .      4,357,595    4,007,739

              Net interest income  . . . . . . . . . . . . . . . . .      5,836,723    5,585,507
           Provision for loan losses . . . . . . . . . . . . . . . .        200,000      410,000
              Net interest income after provision for loan losses  .      5,636,723    5,175,507
           Noninterest income:
           Trust income  . . . . . . . . . . . . . . . . . . . . . .        344,750      344,520
           Service charges on deposit accounts . . . . . . . . . . .        644,598      592,694

           Credit card income  . . . . . . . . . . . . . . . . . . .         96,015       23,025
           Insurance and other commissions . . . . . . . . . . . . .         33,680       50,529
           Securities available for sale transactions, net . . . . .        101,201       (2,403)
           Investment securities transactions, net . . . . . . . . .             --           --
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .        284,544      282,917
              Total noninterest income   . . . . . . . . . . . . . .      1,504,788    1,291,282

           Noninterest expense:
           Salaries and fringe benefits  . . . . . . . . . . . . . .      2,311,597    2,018,788
           Occupancy and equipment . . . . . . . . . . . . . . . . .        614,828      480,117
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .      1,190,262      981,470
              Total noninterest expense  . . . . . . . . . . . . . .      4,116,687    3,480,375
              Income before income taxes   . . . . . . . . . . . . .      3,024,824    2,986,414

           Income taxes  . . . . . . . . . . . . . . . . . . . . . .        837,000      914,700
              Net Income   . . . . . . . . . . . . . . . . . . . . .     $2,187,824   $2,071,714




           See accompanying notes to consolidated financial statements.




                                 FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                    EARNINGS PER SHARE DATA (Unaudited)


                                                                           For Three Months Ended
                                                                          Sept. 30,     Sept. 30,
                                                                            1996          1995


           Primary income per share data:
              Net income . . . . . . . . . . . . . . . . . . . . . .          $0.35         $0.33
              Average common equivalent shares . . . . . . . . . . .      6,337,050     6,298,124


           Income per share data assuming full dilution:
              Net income . . . . . . . . . . . . . . . . . . . . . .          $0.35         $0.33
              Average common equivalent shares . . . . . . . . . . .      6,337,761     6,301,611

           Cash dividends declared . . . . . . . . . . . . . . . . .          $0.15         $0.13








           See accompanying notes to consolidated financial statements.


    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
    For The Nine Months Ended September 30, 1996





                                                                           Unrealized
                                                                                Gains
                                                                              (Losses)
                                                                                   on
                                                     Add'l                 Securities
                                         Common    Paid-in     Retained     Available
                                          Stock    Capital     Earnings      for Sale        Total

     Balance, December 31, 1995...  $31,180,070   $     --  $20,577,967   $ 1,666,036  $53,424,073
     Net income for the
      nine months ended
      Sept. 30, 1996..............           --         --    6,540,267            --    6,540,267
     Cash dividends of $.45
      per share...................           --         --   (2,828,789)           --   (2,828,789)

     Purchase and retirement
      of 3,140 shares of
      common stock................      (15,700)   (45,866)          --            --      (61,566)
     Stock options exercised
      and Dividend Reinvestment
      Plan stock issued totaling
      70,356 shares...............      351,780    718,373         (201)           --    1,069,952

     Unrealized loss on
      securities available
      for sale, net...............           --         --           --    (1,166,332)  (1,166,332)
     Balance, Sept.30, 1996.......  $31,516,150   $672,507  $24,289,244   $   499,704  $56,977,605



     See accompanying notes to consolidated financial statements.


     FIRST CHARTER CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                       For Nine Months Ended
                                                                      Sept 30,1996   Sept 30,1995

     Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .     $  6,540,267   $  5,851,040
      Adjustments to reconcile net income to net
      cash provided by operating activities:

        Provision for loan losses  . . . . . . . . . . . . . . .          820,000        890,000
        Depreciation . . . . . . . . . . . . . . . . . . . . . .          844,973        627,388
        Premium amortization and discount accretion, net . . . .           67,258       (203,853)
        Net loss on investment securities transactions . . . . .               --          7,394
        Net gain on securities available for sale transactions .         (246,094)        (4,298)
        Net (gain) loss on sale of premises and equipment  . . .            3,685        (12,449)

        Origination of mortgage loans held for sale  . . . . . .      (14,670,762)   (18,298,806)
        Proceeds from sale of mortgage loans available for sale .      13,931,255     16,085,710
        Decrease (increase) in other assets  . . . . . . . . . .       (1,725,428)       922,687
        Decrease in other liabilities  . . . . . . . . . . . . .       (1,907,304)      (292,114)
           Net cash provided by operating activities . . . . . .        3,657,850      5,572,699
     Cash flows from investing activities:

      Proceeds from maturities of interest bearing time deposits        3,000,000      1,000,000
      Proceeds from sales of investment securities . . . . . . .               --      1,725,292
      Proceeds from sales of securities available for sale . . .        6,072,277     12,919,463
      Proceeds from maturities and issuer calls of
        investment securities, net . . . . . . . . . . . . . . .               --     25,692,941
      Proceeds from maturities of securities available for sale .      24,194,301     12,443,450
      Purchase of interest bearing time deposits . . . . . . . .               --     (4,500,000)

      Purchase of investment securities  . . . . . . . . . . . .               --    (27,062,576)
      Purchase of securities available for sale  . . . . . . . .      (29,513,152)   (29,179,984)
      Net increase in loans  . . . . . . . . . . . . . . . . . .      (17,676,636)   (28,608,158)
      Proceeds from sales of premises and equipment  . . . . . .          107,051         30,425
      Purchase of premises and equipment . . . . . . . . . . . .       (1,979,489)    (1,344,030)

         Net cash used in investing activities . . . . . . . . .      (15,795,648)   (36,883,177)
     Cash flows from financing activities:
      Net increase in demand, NOW, money market and
       savings accounts  . . . . . . . . . . . . . . . . . . . .       14,186,290     15,746,213
      Net increase in certificates of deposit  . . . . . . . . .       17,293,382     17,089,081
      Net decrease in other borrowings . . . . . . . . . . . . .       (7,976,374)       (19,834)

      Net increase (decrease) in advances for taxes and insurance         (60,580)        81,881
      Purchase of common stock . . . . . . . . . . . . . . . . .          (61,566)      (373,063)
      Proceeds from issuance of common stock . . . . . . . . . .        1,069,952        475,684
      Pre-merger transactions of pooled bank . . . . . . . . . .               --         31,543
      Dividends paid . . . . . . . . . . . . . . . . . . . . . .       (2,828,789)    (1,807,344)
          Net cash provided by financing activities  . . . . . .       21,622,315     31,224,161

      Net increase in cash and cash equivalents  . . . . . . . .        9,484,517        (86,317)
      Cash and cash equivalents at beginning of period . . . . .       30,642,072     26,500,086
      Cash and cash equivalents at end of period . . . . . . . .     $ 40,126,589   $ 26,413,769

                                                                                      (Continued)

     FIRST CHARTER CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
                                                                        For Nine Months Ended

                                                                      Sept 30,1996  Sept 30, 1995

     Supplemental disclosures of cash flow information:
      Cash paid during the year for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . .     $ 12,640,528   $ 10,765,781
      Income taxes . . . . . . . . . . . . . . . . . . . . . . .     $  2,476,740   $  2,902,671
     Supplemental disclosure of non-cash transactions:

      Transfer of loans, premises and equipment to other
      real estate owned  . . . . . . . . . . . . . . . . . . . .     $    608,536   $     11,531
     Unrealized gains (loss) in value of securities available
      for sale (net of tax effect of ($706,546) and $499,680
      for 9/30/96 and 9/30/95, respectively) . . . . . . . . . .     $ (1,166,332)  $    770,489




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

          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 The consolidated balance sheets of First Charter
          Corporation (the "Corporation") represent account balances for the Corporation and its wholly owned banking subsidiaries, First Charter National Bank ("FCNB") and Bank of Union ("Union").

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

          CAPITAL RESOURCES

                 At September 30, 1996, total shareholders' equity was $56,977,605, or $9.04 per share compared to $53,424,073, or $8.57 per share at December 31, 1995.

                 At September 30, 1996, the Corporation and the Banks were in compliance with all existing capital requirements. The Corporation's capital requirements are summarized in the table below:


                                               Risk-Based Capital
                  Leverage Capital      Tier 1 Capital       Total Capital
                      Amount    %(1)    Amount     %(2)      Amount    %(2)
                                       (Dollars in thousands)

          Actual   $ 56,978   10.66%   $56,978   15.02%     $61,726  16.27%
          Required   21,379    4.00     15,194    4.00       30,387   8.00
          Excess     35,599    6.66     41,784   11.02       31,339   8.27

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

          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 Net income for the three month period ended September 30, 1996 was $2,187,824, or $0.35 per share versus $2,071,714, or
          $0.33 per share for the comparable period in 1995 which represents a 5.6% increase. Net income for the nine month period ended September 30, 1996 was $6,540,267, or $1.04 per share versus $5,851,040, or $0.93 per share for the comparable period in 1995 which represents an 11.8% increase. The increases in net income over the comparable periods in 1995 are primarily attributable to increases in net interest income and noninterest income. On an annualized basis, year to date results represent a return on average assets of 1.68% versus 1.70% and a return on average equity of 15.67% versus 15.66%, for the periods ended September 30, 1996 and September 30, 1995, respectively.

                 Total assets at September 30, 1996 were $534,484,251 compared to $509,395,305 at December 31, 1995. The growth in assets is primarily attributable to an increase in gross loans. As a result, gross loans increased 5.3% to $350,642,754 from $333,038,730 at December 31, 1995. Total deposits increased 7.6% to $446,535,903 from $415,056,231 at December 31, 1995. During the first nine months of 1996, certificates of deposits increased primarily due to an addition of $12.0 million in public deposits with various maturities starting in the third and fourth quarters of 1996. Additionally, Management does not anticipate that these certificates will be renewed upon maturity.

                 Securities available for sale totaled $129,910,300 at September 30, 1996 for a decrease of $2,447,468 from December 31, 1995. The decrease was primarily due to a pre-tax reduction of unrealized gains of approximately $1.9 million, resulting from an overall upward shift in interest rates during the latter part of the first quarter of 1996. Proceeds from sales, maturities and paydowns were used to fund increased loan demand and to reposition the securities available for sale portfolio. U.S. Government obligations were purchased to provide liquidity and municipal securities were purchased to maximize interest income. The carrying value of securities available for sale was $820,145 above their amortized cost at September 30, 1996 which represents gross unrealized gains of $2,803,292 and gross unrealized losses of $1,983,147.

                 For the three and nine month periods ended September 30, 1996, net interest income before provision for loan losses increased $251,216 and $935,385, respectively, over the
          comparable periods in 1995.   The increase is primarily



          attributable to an increase in the level of interest earning assets, which was partially offset by escalating interest expense (both volume and rate.) The net interest margin declined to 5.09% year to date at September 30, 1996 from 5.41% for the same period in 1995. The average yield on earning assets decreased to 8.64% at September 30, 1996 compared to 8.89% at September 30, 1995, primarily due to a reduction in prime rate of interest, and the average rate paid on interest-bearing liabilities increased to 4.43% at September 30, 1996 compared to 4.54% at September 30, 1995.

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

                 Utilization of stronger analytical and underwriting skills and the use of a dedicated collection staff have had a positive impact on asset quality. As a result, the provision for loan losses decreased for the three and nine months ended September 30, 1996 to $200,000 and $820,000, respectively, from $410,000 and $890,000, for the three and nine months ended September 30, 1996, respectively. At September 30, 1996 and December 31, 1995, the allowance for loan losses as a percentage of gross loans remained unchanged at 1.46%. Management continues to perform a monthly analysis of the allowance utilizing a system for risk grading the portfolio. Based on this review, management believes the allowance to be adequate; however, if credit quality deteriorates, additional provisions will be made to the allowance for loan losses.

          The following table presents changes in the allowance for loan losses at September 30, 1996:

                                                  Sept. 30,    Sept. 30,
                                                     1996          1995
                                                        (In Thousands)
                Beginning Balance                     $4,856       $4,131
                Add:
                Provision charged to operations          820          890
                                                       5,676        5,021
                Less:
                Loan charge-offs                         845          456
                Less loan recoveries                     297          139
                Net loan charge-offs                     548          317
                Ending Balance                        $5,128       $4,704



                 At September 30, 1996, the recorded investment in loans that were considered to be impaired under the Financial Accounting Standards Board (FASB) Standard No. 114 and No. 118 was $1,803,822 (of which $1,449,084 was on nonaccrual). There is a specific allocation of the allowance for loan loss for each impaired loan totalling $755,530 at September 30, 1996. The average recorded investment in impaired loans for the nine months ended September 30, 1996 was $2,064,823. For the nine months ended September 30, 1996, the Corporation recognized interest income on impaired loans of $25,284, none of which was recognized using the cash method of income recognition.

                 Nonperforming assets at September 30, 1996 were $2,504,361 or 0.7% of gross loans, foreclosed properties and other real estate owned compared to $2,890,461 or 0.9% at December 31, 1995. The level of nonperforming assets is presented in the following table.

                                              Sept. 30,   December 31,
                                                1996          1995
          Loans:
          Nonaccrual loans                   $1,767,123     $2,287,210
          Restructured loan                          --        300,000
          Loans 90 days or more past
            due and still accruing              215,038        242,001
          Foreclosed Property                    87,700         61,250
          Other Real Estate Owned               434,500             --


                 Other real estate owned increased due to the reclassification of land originally purchased for a branch location. Nonaccrual loans and restructured loans decreased during the nine month period ended September 30, 1996 primarily due to loan payoffs.

                 Interest income that would have been recorded on nonaccrual loans for the nine months ended September 30, 1996, had they performed in accordance with their original terms, amounted to approximately $128,000. Interest income on nonaccrual loans included in the results of operations for the nine months ended September 30, 1996 amounted to approximately $1,000.

                 Noninterest income for the three and nine month periods increased approximately $213,506 or 16.5% and $919,957 or 25.2%, respectively, over the comparable periods in 1995. The major components of these increases were higher credit card income due to increased volumes and the conversion of FCNB merchant card holders from a third party card provider, higher securities gains due to the sale of equity securities held by the Corporation and higher mortgage loan income due to increased loan originations.

                 Noninterest expense for the three and nine month periods increased approximately $636,312 or 18.3% and $1,005,815 or 9.4%, respectively, over the comparable periods in 1995. The increase is primarily attributable to higher salaries and fringe benefits due to normal salary adjustments and a greater number of full-time equivalents. Occupancy and equipment increased due to additional technology added and the opening of a full service branch. Additional increases in noninterest expense were incurred in advertising, data processing, postage, supplies and telephone expenses. These increases were offset by a reduction of FDIC insurance premiums to the current level of $500 per quarter for each Bank, effective January 1, 1996. Based on Congressional legislation passed on September 30, 1996, FDIC Insurance expense will increase to an annual rate of 1.29 cents per $100 of deposits or approximately $60,000 for 1997.

                 Total income tax expense for the three months ended September 30, 1996 decreased $77,700 and for the nine month period ended September 30, 1996 increased $230,300. The three month decrease is attributable to a lower effective rate, due to an increase in tax-exempt securities, which is offset by an increase in taxable income. The nine month increase is attributable to an increase in taxable income that was partially offset by a decrease in the effective tax rate.

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

                 Statement No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The periodic effect on net income of the Corporation has not been determined, but is not expected to be significant.

          FACTORS THAT MAY AFFECT FUTURE RESULTS

                 The foregoing discussion contains forward-looking statements about the Corporation's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgement only as of the date hereof. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.



                 Factors that may cause actual results to differ materially from these forward-looking statements are the passage of unforeseen state or Federal Legislation or regulation applicable the Corporation's operations and the Company's ability to accurately predict loan loss provision needs using its present risk grading system.

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

                                             FIRST CHARTER CORPORATION
                                             (Registrant)




          Date:  November 14, 1996            By: \s\ Robert O. Bratton
                                                 Robert O. Bratton
                                                 Executive Vice President &
                                                 Principal Financial and
                                                 Accounting Officer

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