Form 10-K405
period 1996-12-31
FIRST CHARTER CORP /NC/
filed 1997-03-28
CIK 717306

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996 OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1997 was $ 111,557,480 .

         As of March 19, 1997 the Registrant had outstanding 6,309,438 Common Stock, $5.00 par value.

                       Documents Incorporated by Reference

         PARTS I and II: Annual Report to Shareholders for the fiscal year ended December 31, 1996 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Annual Report to Shareholders is not deemed to be filed as part of this report).

         PART III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14 A promulgated pursuant to the Securities Exchange Act of 1934 in connection with the 1997 Annual Meeting of Shareholders (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this report).

                            FIRST CHARTER CORPORATION
                                AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                     PART I

                                                        Page

Item 1.   Business......................................  1
Item 2.   Properties.................................... 25
Item 3.   Legal Proceedings............................. 27
Item 4.   Submission of Matters to a Vote of Security
            Holders..................................... 27
Item 4A.  Executive Officers of the Registrant.......... 27

                                 PART II

Item 5.   Market For Registrant's Common Equity and
             Related Shareholder Matters................ 28
Item 6.   Selected Financial Data....................... 28
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations................................. 28
Item 8.   Financial Statements and Supplementary Data... 28
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..... 28

                                PART III

Item 10.  Directors and Executive Officers of the
             Registrant................................. 29
Item 11.  Executive Compensation........................ 29
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management...................... 29
Item 13.  Certain Relationships and Related
             Transactions............................... 29

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K........................ 30

                                     Part I

Item 1.  Business

General

         First Charter Corporation (hereinafter referred to as either the "Registrant" or the "Company") is a multi-bank holding company established as a North Carolina Corporation in 1983 and is registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Its principal assets are the stock of its banking subsidiaries, First Charter National Bank ("FCNB") and Bank of Union ("Union," and together with FCNB, the "Banks"). The Banks account for over 92% of the Registrant's consolidated assets and consolidated revenues. The principal executive offices of the Company are located at 22 Union Street, North, Concord, North Carolina 28025.
Its telephone number is (704) 786-3300.

         FCNB, a national banking association, is the successor entity to The Concord National Bank, which was established in 1888 and acquired by the Registrant in 1983. FCNB is a full service bank and trust company with twelve branch offices, two limited service facilities and sixteen ATMs (automatic teller machines) located in Cabarrus, Rowan and northern Mecklenburg Counties, North Carolina. The ATMs are part of the HONOR network. FCNB expects to install at least three additional ATMs during the first half of 1997.

         Union is a state-chartered commercial bank organized under the laws of North Carolina in 1985. It was acquired by the Registrant effective December 21, 1995. Union provides general banking services through a network of five branch offices and one full service ATM located in Union and southern Mecklenburg Counties, North Carolina. Union expects to install two more full service ATM's by the end of 1997.

         Through their branch locations, the Banks provide a wide range of banking products, including checking accounts; NOW accounts; "Money Market Rate" accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agriculture, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking. In addition, through BOU Financial, Inc. ("BOU Financial"), a subsidiary of Union, the Registrant also offers discount brokerage services, insurance and annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services.

         At December 31, 1996, the Registrant and its subsidiaries had 188 full-time employees and 64 part-time employees. The Registrant had no employees who were not also employees of one of its subsidiaries. The Registrant considers its relations with employees to be good. The Registrant and its subsidiaries provide employee benefits, including a 401(k) profit sharing retirement plan, group life, health and long-term disability insurance, paid vacations and sick leave.

         As part of its operations, the Registrant is not dependent upon a single customer or a few customers whose loss would have a material adverse effect on the Registrant.

         The Registrant regularly evaluates the potential acquisition of or merger with, and holds discussions with, various financial institutions. The Registrant does not currently have any specific plans or agreements in effect with respect to any such acquisition or merger. In addition, the Registrant periodically enters new markets and engages in new activities in which it competes with established financial institutions. There can be no assurance as to the success of any such new office or activity. Furthermore, as the result of such expansions, the Registrant may from time to time incur start-up costs that could affect the financial results of the Registrant.

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

Government Regulation

         General. As a registered bank holding company, the Registrant is subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). FCNB is organized as a national banking association and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC") and to regulation by the Federal Deposit Insurance Corporation (the "FDIC"). Union is organized as a state-chartered banking association and is subject to regulation, supervision and examination by the North Carolina State Banking Commission (the "Banking Commission"). As a federally insured non-member bank, Union also is subject to regulation, supervision and examination by the FDIC.

         In addition to banking laws, regulations and regulatory agencies, the Company and the Banks are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the Company's operations, management and ability to make distributions.

         Restrictions on Bank Holding Companies. The Federal Reserve is authorized to adopt regulations affecting various aspects of bank holding companies. Under the BHCA, the Company's activities, and those of companies which it controls or in which it holds more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve or to acquire more than 5% of any class of voting stock of any company. The BHCA also requires bank holding companies to obtain the prior approval of the Federal Reserve before acquiring more than 5% of any class of voting stock of any bank which is not already majority-owned by the bank holding company.

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

         Interstate Banking and Branching Legislation. Pursuant to the Reigle--Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), which became effective September 29, 1995, a bank holding company may now acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to, or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law).

         The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. The State of North Carolina has "opted in" to such legislation, effective June 22, 1995. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. As a result of North Carolina's early opt-in law, North Carolina law permits interstate de novo branching on a reciprocal basis until June 1, 1997, and unrestricted interstate de novo branching thereafter.

         Regulation of the Banks. As a national banking association, FCNB is subject to regulation, supervision and examination by the OCC. OCC rules and requirements applicable to national banking associations such as FCNB relate to required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, limitations on credit to subsidiaries and other aspects of the business of such subsidiaries. The OCC has broad authority to prohibit national banks from engaging in unsafe or unsound banking practices.

         Union is a state-chartered non-member commercial bank. As such, Union must file various reports with, and is subject to periodic examinations by, the Banking Commission. As a federally-insured, non-member bank, Union is also subject to regulation, supervision and examination by the FDIC. North Carolina law, the Banking Commission and the FDIC collectively regulate among other things, Union's capital, permissible activities, reserves, investments, lending authority, branching, mergers and consolidations, payment of dividends, and transactions with affiliated parties and borrowings.

         Capital and Operational Requirements.

         The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States and state-chartered banking organizations. The risk-based guidelines define a two-tier capital framework, under which the Company and each of the Banks is required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of 4.00% and a minimum ratio of Total Capital (as defined) to risk weighted assets of 8.00%. With respect to the Company, Tier 1 Capital generally consists of total stockholders' equity calculated in accordance with generally accepted accounting principals less certain intangibles, and Total Capital generally consists of Tier 1 Capital plus certain adjustments, the largest of which for the Company is the general allowance for loan losses (up to 1.25% of risk-weighted assets). Tier 1 Capital must comprise at least 50% of the Total Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company, as adjusted for one of four categories of risk-weights established in Federal Reserve, OCC and FDIC regulations, based primarily on relative credit risk.

         In addition to the risk-based capital requirements described above, the Company and each of the Banks are subject to a leverage capital requirement. Under these guidelines, the Company and the Banks must maintain a minimum ratio of Tier 1 Capital to total assets of 3-5%.

         At December 31, 1996, the Company and the Banks were in compliance with all existing capital requirements. The Company's compliance with existing capital requirements is summarized in the table on the next page.



                                                                      RISK BASED CAPITAL

(Dollars in
thousands)              Leverage Capital                Tier I Capital                Total Capital
                     Amount    Percentage (1)     Amount     Percentage (2)     Amount      Percentage (2)
Actual              $57,654        11.06%        $57,654          14.91%        $62,491          16.16%
Required             20,855         4.00          15,480           4.00          30,960           8.00
Excess               36,799         7.06          42,174          10.91          31,531           8.16

(1) Percentage of total adjusted average assets. The Federal Reserve minimum leverage ratio requirement is 3% to 5%, depending on the institution's composite rating as determined by its regulators. The Federal Reserve Board has not advised the Company of any specific requirement applicable to it.

(2)      Percentage of risk-weighted assets.

         The federal regulatory agencies may from time to time require that a banking organization maintain capital above the minimal levels whether because of its financial condition or actual or anticipated growth.

         Prompt Corrective Action under FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly under capitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. In addition, pursuant to FDICIA, the various regulatory agencies have prescribed certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and such agencies may take action against a financial institution that does not meet the applicable standards.

         The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered under-capitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 Capital ratio of at least 4%, a Total Capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. Under these guidelines, each of the Banks is considered well capitalized.

         Banking agencies have also adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, these banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

         Distributions. The primary source of funds for distributions paid by the Company to its shareholders is dividends received from the Banks. The amount of dividends that FCNB may pay is subject to regulation by the OCC. Under current regulations, the amount that may be declared in any calendar year without approval of the OCC is the sum of its net profits (as defined by statute) for that year and its net retained profits for the preceding two years. In 1997, FCNB can initiate dividend payments without the approval of the OCC of an amount not exceeding its net retained profits for 1995 and 1996 (approximately $11,048,000) plus an additional amount equal to its net profits for 1997 up to the date of any such dividend declaration.

         The payment of dividends by Union is subject to restrictions of North Carolina law applicable to the declaration of distributions by a commercial bank. In general, Union may declare dividends in an amount that does not exceed its undivided profits (determined as set forth in Chapter 53 of the North Carolina General Statutes), as long as the surplus of Union equals at least 50% of Union's paid-in capital stock. In 1997, Union can initiate dividend payments without the approval of the North Carolina Banking Commission of an amount of approximately $6,722,000 plus an additional amount equal to its net profits for 1997 up to the date of any such dividend declaration.

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

         Under the FDIC's risk-based insurance system, BIF-assessed deposits are currently subject to premiums of $0.0129 per $100 of deposits.

         Source of Strength. According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guaranty provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC either as a result of default of a banking or thrift subsidiary of the Company or related to FDIC assistance provided to a subsidiary in danger of default the other banking subsidiaries of the Registrant may be assessed for the FDIC's loss, subject to certain exceptions.

         Future Legislation. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.

Statistical Information

   The following tables present certain statistical information relating to the Registrant. The tables should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto (pages 5 through 28) and Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 29 through 39), both of which are incorporated herein by reference to the First Charter Corporation 1996 Annual Report to Shareholders. All historical financial data prior to 1995 has been adjusted to reflect the acquisition of Bank of Union in 1995 which was accounted for as a pooling of interests.

   The following table includes for the years ended December 31, 1996, 1995, and 1994 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the average net yield on average earning assets. Average balances were calculated based on daily averages.

                                                                               Table 1
                                                           Average Balances and Net Interest Income Analysis
                                              1996                                1995                             1994
(Dollars in thousands)                      Interest       Average               Interest    Average             Interest  Average
                                Average      Income/      Yield/Rate    Average  Income/   Yield/Rate  Average    Income/ Yield/Rate
                                Balance      Expense        Paid        Balance  Expense       Paid    Balance    Expense   Paid
Interest earning assets:
Loans  (1) (2) (3)              $347,565     $32,478         9.34%      $305,729 $29,356       9.60%   $263,180   $22,941   8.72%
Securities Available for
   sale - taxable                 64,773       4,073         6.29         36,571   2,433       6.65      35,732     2,389   6.69
Securities available for
   sale - nontaxable (4)          64,511       5,135         7.96          6,421     484       7.54           -         -      -
Investment securities -
   taxable                             -           -            -         31,829   1,963       6.17      32,567     1,762   5.41
Investment securities -
   nontaxable (4)                      -           -            -         39,807   3,347       8.41      44,414     3,848   8.66
Federal funds sold                 3,148         171         5.43          5,455     326       5.98       5,266       219   4.16
Interest-bearing bank
   deposits                        8,612         458         5.32          9,751     588       6.03       3,017       132   4.38
   Total                        $488,609     $42,315         8.66%      $435,563 $38,497       8.84%   $384,176   $31,291   8.15%
Interest bearing liabilities:
   Demand deposits              $ 69,953       1,344         1.92%      $ 64,430 $ 1,285       2.00%   $ 61,397  $  1,213   1.98%
   Money market accounts          40,726       1,152         2.83         42,364   1,208       2.85      48,080     1,129   2.35
   Savings deposits              113,355       5,706         5.03        102,043   5,098       5.00      80,211     3,203   3.99
   Other time deposits           139,570       7,701         5.52        117,620   6,494       5.52     105,770     4,337   4.10
   Other borrowings               26,664       1,353         5.06         21,530   1,125       5.22      15,360       666   4.34
      Total                     $390,268     $17,256         4.42%      $347,987 $15,210       4.37%   $310,818  $ 10,548   3.39%
Net interest income and
   spread                                    $25,059         4.24%               $23,287       4.47%              $20,743   4.75%
Net yield on interest
   earning assets (5)                                        5.13%                             5.35%                        5.40%

(1) Includes loan fees of approximately $340,000 in 1996, $319,000 in 1995, $279,000 in 1994.

(2) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.

(3)  Loans are shown net of unearned income.

(4) Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a Federal tax rate of 34% for 1996, 1995 and 1994. The adjustments made to convert to a fully taxable equivalent basis were $1,746,000 for 1996, $1,303,000 for 1995 and $1,308,000 for 1994.

(5) Represents net interest income as a percentage of total average interest earning assets.

Changes in Interest Income and Expense

   The following table contains the dollar amount of change in interest income and interest expense and segregates the dollar amount of change due to rate and volume variances for the years ended December 31, 1996 and 1995. The change in interest income, stated on a tax equivalent basis, or interest expense attributable to the combination of rate variance and volume variance is included in the table, but such amount has also been allocated between, and included in the amounts shown as, changes due to rate and changes due to volume. The allocation of the change due to rate/volume variance was made equally to rate variance and to volume variance. Interest income related to tax exempt securities is stated on a tax equivalent basis using a Federal income tax rate of 34% in 1996, 1995 and 1994.


                                                                 Table 2
                                                      Volume and Rate Variance Analysis

(Dollars in thousands)               From Dec. 31, 1995 to Dec. 31, 1996       From Dec. 31, 1994 to Dec. 31, 1995
                                              Increase (Decrease)                       Increase (Decrease)
                                               Due to Change in                          Due to Change in
                                    Rate/                           Total      Rate/                           Total
                                   Volume      Rate      Volume     Change     Volume      Rate      Volume    Change
Interest income:
 Loans                            $  (108)   $  (841)   $ 3,963    $ 3,122    $   377    $ 2,518      3,897    $ 6,415
 Securities Available for
        Sale - Taxable               (103)      (185)     1,825      1,640       --          (12)        56         44
 Securities Available for
        Sale - Non-Taxable            245        150      4,501      4,651       --         --          484        484
 Investment Securities
        Taxable                      --         --       (1,963)    (1,963)        (6)       244        (43)       201
        Nontaxable                   --         --       (3,347)    (3,347)        12       (108)      (393)      (501)
 Total securities                     142        (35)     1,016        981          6        124        104        228
 Federal funds sold                    13        (23)      (132)      (155)         3         97         10        107
 Interest bearing bank deposits        (8)       (65)       (65)      (130)      (111)       106        350        456
        Total interest income          39       (964)     4,782      3,818        275      2,845      4,361      7,206

Interest expense:
 Demand deposits                       (4)       (50)       108         58          1         12         60         72
 Money market accounts                  0         (9)       (47)       (56)       (29)       228       (149)        79
 Savings deposits                       4         41        567        608        219        914        981      1,895
 Other time deposits                   (1)        (5)     1,212      1,207        168      1,587        570      2,157
 Other borrowings                      (8)       (38)       267        229         55        163        295        458
 Total interest expense                (9)       (61)     2,107      2,046        414      2,904      1,757      4,661
 Net interest income              $    30    $  (903)   $ 2,675    $ 1,772    $  (139)  $    (59)    $2,604    $ 2,545

         The following table presents the Company's interest sensitivity analysis for December 31, 1996 and sets forth at various maturity periods the cumulative interest sensitivity gap, which is the difference between rate sensitive assets and rate sensitive liabilities for assets and liabilities that management considers rate sensitive. The mortgage-backed securities are shown at their weighted average expected life obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at December 31, 1996. Demand deposits, money market accounts and savings deposits are presented in the earliest repricing window because the rates are subject to immediate repricing.

                                                                  Table 3
                                                       Interest Rate Sensitivity
                                                        As of December 31, 1996



                                                                                                                 Non-
                                                                                                              Sensitive
                                                                                                                 and
                             Interest Sensitivity in Days                                                     Sensitive
(Dollars in thousands)                                                                                          Over 5
                                      1 - 90      91 - 180   181 - 365      Total      1-2 Years    2-5 Years   Years       Total
Earning Assets
   Interest-bearing due
     from banks                    $   10,850     $     -   $        -   $   10,850      $     -     $     -  $      -   $  10,850
   Securities available
     for sale, at amortized cost:
     Taxable                            4,351       5,236        6,665       16,252       22,023       8,818    11,119      58,212
     Nontaxable                           100       1,238          303        1,641        4,724      11,667    53,140      71,172
   Loans                              180,896       5,200       11,975      198,071       30,132      67,764    64,706     360,673
     Total earning assets             196,197      11,674       18,942      226,813       56,879      88,249   128,965     500,907

Interest-Bearing Liabilities
   Interest-bearing deposits:
   Demand deposits                     76,644           -            -       76,644            -           -         -      76,644
     Money market accounts             36,253           -            -       36,255            -           -         -      36,255
   Savings deposits                    34,631       7,728        8,352       50,709       28,147           -    36,617     115,473
   Other time deposits                 70,198      18,962       34,383      123,543       17,294          46        97     140,980
   Other borrowings                     5,714           -            -        5,714          521           -    21,026      27,261
   Total interest-bearing
    liabilities                       223,440      26,690       42,735      292,865       45,962          46    57,740     396,613
   Interest sensitivity
     gap                           $  (27,243)   $(15,016)  $  (23,793)   $ (66,052)    $ 10,917    $ 88,203

     Cumulative gap                $  (27,243)   $(42,259)  $ (66,052)    $ (66,052)    $(55,135)   $ 33,068
  Ratio of earning assets
  to interest-bearing
  liabilities                          87.81%      43.74%       44.32%       77.45%      123.68%


Distribution of Assets and Liabilities

     The following table shows the distribution of the Company's assets, liabilities and shareholders' equity at December 31, 1996, 1995, and 1994. Average balances were calculated based on daily averages.



                                                                                           Table 4
                                                                                     Average Balance Sheet

                                                                                    Years Ended December 31,
                                                                 1996                      1995                     1994
 (Dollars in thousands)                                  Average      Percentage   Average      Percentage   Average    Percentage
                                                         Balance     Distribution  Balance     Distribution  Balance   Distribution

Assets:
 Cash and due from banks                                 $ 21,978          4.2%   $ 26,134          5.6%   $ 21,192          5.1%
 Interest bearing bank deposits                             8,612          1.6       9,751          2.1       3,017          0.7
 Investment securities - taxable                             --         --          31,829          6.8      32,567          7.8
 Investment securities - nontaxable                          --         --          39,807          8.5      44,414         10.7
 Securities available for sale
   - taxable                                               64,773         12.4      36,571          7.8      35,732          8.6
 Securities available for sale
   - nontaxable                                            64,511         12.3       6,421          1.4        --         --
 Loans, net (1)                                           342,573         65.5     301,291         64.6     259,333         62.6
 Federal funds sold                                         3,148          0.7       5,455          1.2       5,266          1.3
 Other assets                                              17,529          3.3       8,977          2.0      12,905          3.2
  Total                                                  $523,124        100.0%   $466,236        100.0%   $414,426        100.0%

Liabilities and shareholders' equity Deposits:
  Demand (2)                                             $142,859         27.3%   $129,269         27.7%   $116,339         28.1%
  Savings                                                 113,355         21.6     102,043         21.9      80,211         19.3
  Insured money market                                     40,726          7.8      42,364          9.1      48,080         11.6
  Time                                                    139,570         26.7     117,620         25.2     105,770         25.5
 Other borrowings                                          26,664          5.1      21,530          4.6      15,360          3.7
 Other liabilities                                          3,582          0.7       3,129          0.7       2,886          0.7
 Shareholders' equity                                      56,368         10.8      50,281         10.8      45,780         11.1
  Total                                                  $523,124        100.0%   $466,236        100.0%   $414,426        100.0%


(l) Loans, net is net of unearned income and the allowance for loan losses.

(2) Demand includes non-interest bearing and interest bearing demand deposits.

Securities Available for Sale

        The following table shows, as of December 31, 1996, 1995 and 1994, the carrying value of (i) U.S. Government obligations, (ii) U.S. Government agency obligations, (iii) mortgage-backed securities, (iv) state and municipal obligations, and (v) equity securities.

                                                    Table 5
                                        Securities Available for Sale

(Dollars in thousands)                            December 31,

Securities Available for Sale:
                                          1996       1995       1994
 U.S. Government obligations          $ 28,099   $ 23,363   $ 18,042
 U.S. Government agency obligations     11,583     26,524     10,895
 Mortgage-backed securities             14,514     18,290      5,330
 State and municipal obligations        72,050     59,053       --
 Equity securities                       5,876      5,128      3,264
                                      $132,122   $132,358   $ 37,531

Investment Portfolio

        The following table shows, as of December 31, 1996, 1995 and 1994, the amortized cost (face amount, plus unamortized premiums, less unamortized discounts), of (i) U.S. Government obligations, (ii) U.S. Government agency obligations, (iii) mortgage-backed securities, and (iv) state and municipal obligations.

                                           Table 6
                                     Investment Portfolio

(Dollars in thousands)                    December 31,

Investment Securities - Debt
                                     1996      1995      1994
U.S. Government obligations          $--     $  --     $ 5,968
U.S. Government agency obligations    --        --      15,582
Mortgage-backed securities            --        --      16,592
State and municipal obligations       --        --      43,973
                                     $--     $  --     $82,115

     The following table indicates the carrying value of each significant securities available for sale category due within one year, after one year but within five years, after five years but within ten years, and after ten years, together with the weighted average yield for each range of maturities, as of December 31, 1996. Mortgage-backed securities are presented at their contractual maturity date. Actual maturities will differ from contractual maturities because borrowers have the right to pre-pay these obligations without pre-payment penalties. Yields are determined based on amortized cost. Yields are stated on a tax equivalent basis assuming a Federal income tax rate of 34% in 1996.




                                                                           Table 7
                                                                Securities Available for Sale
                                                                   As of December 31, 1996
(Dollars in thousands)
                                                                                    After Five
                                  Due Within One          After One Year but          Years But
                                         Year             Within Five Years       Within Ten Years        After Ten Years
                                Amount         Yield     Amount        Yield     Amount        Yield     Amount        Yield

U.S. Government
 obligations                    $ 7,746         7.67%   $20,353         7.14%    $ --            --%   $  --             --%
U.S. Government
 Agency Obligations               6,732         6.44      4,851         6.88       --            --       --             --
Mortgage-Backed
 Securities                        --             --      1,293         5.69      8,670         6.35      4,551         7.32
State & Municipal
 Obligations                      1,657         9.25     16,962         8.58     38,147         7.28     15,284         7.40
Equity securities                  --             --       --             --        --           --       5,876         5.06
 Total                          $16,135         7.43%   $43,459         7.98%   $46,817         7.75%   $25,711         7.33%



        As of December 31, 1996, there were no issues of securities available for sale (excluding U.S. Government obligations and U.S. Government agency obligations) which had carrying values that exceeded 10% of shareholders' equity of the Company.

        As of December 31, 1996, there were no investment securities classified as held to maturity.

        Loan Portfolio

           The table below summarizes loans in the classifications indicated as of December 31, 1996, 1995, 1994, 1993, and 1992.


                                                        Table 8
                                              Loan Portfolio Composition

        (Dollars in thousands)                       December 31,
                                 1996        1995          1994         1993        1992
Commercial, financial and
  agricultural               $  52,340    $  54,319    $  51,700    $  48,884    $  43,518
Real estate - construction
  and development               41,160       33,737       29,621       20,790       23,149
Real estate - mortgage         228,886      209,281      174,359      151,939      141,839
Installment                     38,287       35,702       32,183       27,670       23,219
Total loans                    360,673      333,039      287,863      249,283      231,725
Less - allowance for loan
  losses                        (5,128)      (4,856)      (4,131)      (3,900)      (3,958)
  Unearned income                 (192)        (296)        (201)         (88)         (73)
Loans, net                   $ 355,353    $ 327,887    $ 283,531    $ 245,295    $ 227,694

Maturities and Sensitivities of Loans to Change in Interest Rates

     Set forth in the table below are the amounts of each loan type, except installment loans and real estate mortgage loans, due in one year, after one year through five years, and after five years, at December 31, 1996. This table excludes nonaccrual loans.

                                           Table 9
                                Maturities and Sensitivity to
                                  Change in Interest Rates

                                      December 31, 1996
(Dollars in thousands)                After l
                          l year    Year through      After
                          or less     5 Years        5 Years      Total


Commercial, financial
  and agricultural        $22,216       $28,774       $  770    $ 51,760
Real estate
  construction and
  development              23,342        17,495           26       40,863
  Total                   $45,558       $46,269       $  796     $ 92,623



     The amounts of the above loans with a maturity over one year which have a predetermined interest rate or a floating or adjustable interest rate are as follows:

                                                     December 31, 1996
        (Dollars in thousands)

        Predetermined interest rate                      $23,000
        Floating or adjustable interest rate              24,065

Non-performing Loans

        Non-performing loans includes non-accrual loans, re-structured loans and accruing loans which are contractually past due 90 days or more.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Asset Quality" in the First Charter Corporation 1996 Annual Report to Shareholders, incorporated herein by reference, for a complete discussion of non-performing assets.

Accruing Loans 90 Days or More Past Due

     The following table reflects the dollar amount of loans outstanding in each category and the amount and percentage of those accruing loans which are 90 days or more past due as of December 31, 1996, 1995, 1994, 1993, and 1992.



                                                                 Table 10
                                                 Accruing Loans 90 Days or More Past Due

                                                Accruing                      Percentage of
                                                Loans 90                      Such Loans to
                                                Days or       Gross           Gross Loans
(Dollars in thousands)                          More          Loans           Outstanding
                                                Past Due      Outstanding     By Category

December 31, 1996
  Commercial, financial and
   agricultural                                  $   34        $ 52,339          .06%
  Real estate - construction
   and development                                   49          41,160          .12
  Real estate - mortgage                            432         228,887          .19
  Installment                                       109          38,287          .28
   Total                                         $  624        $360,673          .65%

December 31, 1995
  Commercial, financial and
   agricultural                                  $   27        $ 54,319          .05%
  Real estate - construction
   and development                                    -          33,737            -
  Real estate - mortgage                            162         209,281          .08
  Installment                                        52          35,702           .15
    Total                                        $  241        $333,039          .28%

December 31, 1994
  Commercial, financial and
   agricultural                                  $   56        $ 51,700           .11%
  Real estate - construction
   and development                                    -          29,621             -
  Real estate - mortgage                            969         174,359           .56
  Installment                                       185          32,183           .58
   Total                                         $1,210        $287,863          1.25%

December 31, 1993
  Commercial, financial and
   agricultural                                  $    9        $ 48,884           .02%
  Real estate - construction
   and development                                    -          20,790             -
  Real Estate - mortgage                            170         151,939           .11
  Installment                                        38          27,670           .14
   Total                                         $  217        $249,283           .27%
Table 10 is continued on page 18.






                                                               Table 10 (Concluded)
                                               Accruing Loans 90 Days or More Past Due

                                              Accruing                      Percentage of
                                              Loans 90                      Such Loans to
                                              Days or       Gross           Gross Loans
(Dollars in thousands)                        More          Loans           Outstanding
                                              Past Due      Outstanding     By Category

December 31, 1992
  Commercial, financial and
   agricultural                                  $   27        $ 43,518           .06%
  Real estate - construction
   and development                                    -          23,149             -
  Real estate - mortgage                            140         141,839           .10
  Installment                                        49          23,219           .21
   Total                                         $  216        $231,725           .37%

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



                                                                           Table 11
                                                            Non-accrual and Restructured Loans

                                                                         December 31,
                                                    1996         1995        1994           1993         1992
(Dollars in thousands)
Non-accrual loans

Principal balance outstanding                     $1,338        $2,287       $2,521        $2,316       $2,316
Interest income recorded during
  the year                                        $   42        $   37       $  143        $   77       $   77
Interest income that would have
  been recorded if the loans had
  been current and accruing                       $  163        $  280       $  262        $  209       $  197

Restructured loans

Principal balance outstanding                     $   --        $  300       $  325        $  795       $3,266
Interest income recorded during
  the year                                        $   --        $   45       $    -        $   50       $  382
Interest income that would have
  been recorded if the loans had
  been current and accruing                       $   --        $   27       $   36        $   59       $  206

Interest income recorded on restructured loans during 1992 includes $176,000 of interest for a cash basis recovery of a restructured loan which had been on nonaccrual in the prior year.

Summary of Loan Loss and Recovery Experience

        The table below presents certain data for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, including the following: (i) the average amount of net loans outstanding during the year, (ii) the allowance for loan losses at the beginning of the year, (iii) the provision for loan losses, (iv) loans charged off and recoveries of loans previously charged off presented by major loan categories, (v) loan charge-offs, net, (vi) the allowance for loan losses at the end of the year, (vii) the ratio of net charge-offs to average loans, (viii) the ratio of the allowance for loan losses to average loans and
(ix) the ratio of the allowance for loan losses to loans at year-end, excluding loans held for sale.


                                                                           Table 12
                                                           Summary of Loan Loss and Recovery Experience
(Dollars in thousands)                                                   Years Ended December 31,
                                                     1996           1995            1994            1993         1992
Average loans, net of unearned
  income                                           $347,565       $305,729        $263,180        $235,383     $223,262
Allowance for loan losses:
  Beginning balance                                $  4,856       $  4,131        $  3,900        $  3,958     $  3,165

 Add provision for loan losses                          920          1,465             839             835          942
                                                      5,776          5,596           4,739           4,793        4,107
  Loan charge-offs:
   Commercial, financial and
     agricultural                                       285            472             625             713          224
   Real estate - construction
     and development                                      -             -                -               -           15
   Real estate - mortgage                                48             82              73              84           99
   Installment                                          659            387             193             221          129
                                                        992            941             891           1,018          467
  Recoveries of loans previously
   charged-off:
   Commercial, financial and
     agricultural                                       143             57             125              44           53
   Real estate - construction
     and development                                      3              -               -               -           86
   Real estate - mortgage                                12              3             110              19           92
   Installment                                          186            141              48              62           87
                                                        344            201             283             125          318
     Loan charge-offs, net                              648            740             608             893          149
  Ending balance                                   $  5,128       $  4,856        $  4,131        $  3,900     $  3,958

Net charge-offs to average loans                        .19%           .24%            .23%            .38%         .07%
Allowance for loan losses to
  average loans, net of
  unearned income                                      1.48           1.59            1.57            1.66         1.77
Allowance for loan losses to
  gross loans at year-end, excluding
   loans held for sale                                 1.42           1.46            1.44            1.57         1.71

     For a discussion of management's evaluation of the allowance for loan loss, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Performance - Allowance and Provision for Loan Losses" and "- Balance Sheet Analysis - Asset Quality" in the First Charter Corporation 1996 Annual Report to Shareholders, incorporated herein by reference.

     The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories, the percentage of the allowance amount in each category to the total allowance and the percentage of the loans in each category to total loans as of December 31, 1996, 1995, 1994, 1993, and 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Performance - Allowance and Provision for Loan Losses" and "- Balance Sheet Analysis - Asset Quality" in the First Charter Corporation 1996 Annual Report to Shareholders, incorporated herein by reference.



                                                           Table 13
                                                   Allowance for Loan Losses

                                                                         Percentage of
(Dollars in thousands)                                     Percentage   Gross Loans in
                                             Allowance      of Total     Each Category
                                               Amount       Allowance   to Total Loans
December 31, 1996
Type of Loan:
 Commercial, financial and
 agricultural                                   $1,304          25%          15%
 Real estate - construction and
  development                                      640          12           11
 Real estate - mortgage                          2,768          55           63
 Installment                                       416           8           11
  Total                                         $5,128         100%         100%

December 31, 1995

Type of Loan:
 Commercial, financial and
  agricultural                                  $  874          18%          16%
 Real estate - construction and
  development                                      477          10           10
 Real estate - mortgage                          2,985          61           63
 Installment                                       520          11           11
  Total                                         $4,856         100%         100%

December 31, 1994

Type of Loan:
 Commercial, financial and
  agricultural                                  $1,487          36%          18%
 Real estate - construction and
  development                                      354           8           10
 Real estate - mortgage                          1,844          45           61
 Installment                                       446          11           11
  Total                                         $4,131         100%         100%





Table 13 is continued on page 21.






                                                              Table 13
                                              Allowance for Loan Losses (Concluded)

(Dollars in thousands)                                                 Percentage of
                                                           Percentage  Gross Loans in
                                              Allowance     of Total   Each Category
                                                Amount      Allowance  to Total Loans
December 31, 1993

Type of Loan:
 Commercial, financial and
 agricultural                                   $1,833          47%          20%
 Real estate - construction and
  development                                      325           8            8
 Real estate - mortgage                          1,327          34           61
 Installment                                       415          11           11
  Total                                         $3,900         100%         100%



December 31, 1992

Type of Loan:
 Commercial, financial and
 agricultural                                   $  910          23%          19%
 Real estate - construction and
  development                                      610          15           10
 Real estate - mortgage                          2,017          51           61
 Installment                                       421          11           10
  Total                                         $3,958         100%         100%

Deposits

        The Banks primarily serve individuals and small- to medium-sized businesses with a variety of deposit accounts, such as NOW accounts, money market accounts, certificates of deposit and individual retirement accounts. The following table presents average balances by category and average rates paid for the years ended December 31, 1996, 1995, and 1994. Average balances were calculated based on daily averages.



                                                                        Table 14
                                                                        Deposits
                                                                   As of December 31,
                                              1996                        1995                                  1994
                                                     Avg.                             Avg.                                 Avg.
(Dollars in thousands)        Average      Interest  Rate     Average    Interest     Rate       Average      Interest     Rate
                              Balance      Expense   Paid     Balance     Expense     Paid       Balance      Expense      Paid
Non-interest bearing demand
   deposits                    $ 72,906    $     -       -    $ 64,839 $      -         -        $ 54,942     $  -          -

  Interest bearing deposits:
    Demand deposits              69,953      1,344    1.92%     64,430        1,285     2.00%      61,397       1,213       1.98%
    Insured money markets        40,726      1,152    2.83      42,364        1,208     2.85       48,080       1,129       2.35
    Savings deposits            113,355      5,706    5.03     102,043        5,098     5.00       80,211       3,203       3.99
    Time deposits               139,570      7,701    5.52     117,620        6,494     5.52      105,770       4,337       4.10
     Total                     $363,604    $15,903            $326,457 $     14,085              $295,458     $ 9,882

     Total deposits            $436,510    $15,903            $391,296 $     14,085              $350,400     $ 9,882


  As of December 31, 1996, domestic time deposits of $100,000 or more totaled $38,954,000, with the following maturities: $20,697,000, three months or less; $4,920,000, over three months through six months; $7,164,000, over six months through twelve months and $6,173,000, over one year through five years.

Other Borrowings

        The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings for the years ended December 31, 1996, 1995 and 1994.



                                                    Table 15
                                                Other Borrowings


                                     Interest                        Maximum
                           Balance   Rate                   Avg.     Outstanding
(Dollars in thousands)     as of     as of      Average     Int.     at Any
                           Dec. 31   Dec. 31    Balance     Rate     Month-End
            1996

Federal funds purchased,
  securities sold under
  agreements to purchase
  and FHLB borrowings      $27,261     5.05%     $26,664     5.06%      $30,028



             1995

Federal funds purchased,
  securities sold
  under agreements to
  repurchase and
  FHLB borrowings          $35,262     5.42%     $21,530     5.22%      $38,650



           1994

Federal funds purchased,
  securities sold
  under agreements to
  repurchase, and
  FHLB borrowings          $22,441     5.20%    $15,360     4.33%       $22,441


At December 31, 1996, the Banks had three available lines of credit with the FHLB totaling $66.5 million with $6,167,372 outstanding. The outstanding amounts consisted of $3,000,000 maturing in 1997, $468,750 maturing in 1999, $1,428,622 maturing in 2001, $700,000 maturing in 2003, and $570,000 maturing in 2011. At December 31, 1996, such amounts were outstanding at market interest rates for the specific advance program and maturity. In addition, the Banks are required to pledge collateral to secure the advances as described in the line of credit agreements. The collateral consists of FHLB stock and qualifying 1-4 family residential mortgage loans.

Return on Equity and Assets

        The table below indicates the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), dividend payout ratio (dividends declared divided by net income), and average equity to average assets ratio (average equity divided by average total assets) and other key operating data for the years ended December 31, 1996, 1995, and 1994. Averages are based on daily balances.


                                                           Table 16
                                                 Return on Equity and Assets

                                                             December 31,
(Dollars in thousands                         1996              1995                1994
 except per share amounts)
Net income                                   $  8,853         $  7,003          $  6,570
Average shareholders' equity                   56,368           50,281            45,780
Average total assets                          523,124          466,236           414,426
Dividends declared                              3,775            2,618             1,893
Dividends per share                               .60              .52               .41
Primary and fully diluted
  income per share                               1.40             1.11              1.05

Return on average assets                         1.69%            1.50%             1.59%
Return on average equity                        15.71            13.93             14.34
Dividend payout ratio                           42.64            37.38             28.81
Average equity to average assets ratio          10.76            10.78             11.05

Item 2. Properties

The Company and FCNB -

        The executive offices of the Company and FCNB, and the trust, accounting, operations and data processing departments of FCNB, currently are located in a facility at 22 Union Street, North, Concord, North Carolina which was purchased in 1980 and contains approximately 19,500 square feet of office space.

        An Agreement to lease a facility containing approximately 4,633 square feet of office space, which is intended to house the Trust Department beginning in 1997, was executed September 23, 1996. The term is for a three year period beginning October 1, 1996 and ending September 30, 1999, with an option to renew for one five year period. Lease payments under the agreement are $5,358.84 per month.

        The main office of FCNB is located at 4 Union Street, North, Concord, North Carolina and contains approximately 12,300 square feet of office space, parking and a three lane drive-in teller facility. FCNB has full service branches located in Concord (3), Cornelius, Davidson, Harrisburg, Huntersville, Mt. Pleasant, Midland, Kannapolis, Landis and Oakdale, North Carolina and drive-in facilities in the Branchview Shopping Center and Highways 49/601 in Concord. All of these branches, except Davidson, have drive-in teller facilities. FCNB maintains ATMs at its branches in Charlotte, Concord, Cornelius, Harrisburg, Huntersville, Kannapolis, Landis and Midland, along with four remote ATMs in the following locations: Highway 29, South in Concord, in Cabarrus Memorial Hospital in Concord, Poplar Tent Texaco in Concord, and Jimmy's BP Convenience in Concord.

        The Branchview Shopping Center branch, the Huntersville branch, the sites for all four remote ATMs and a small portion of the main office are leased from third parties. The rest of the aforementioned FCNB properties and ATMs are owned free of any encumbrances.

        The monthly rents for the Branchview and Huntersville branches are $1,151.94 and $3,500, respectively. The respective leases expire in 1997 and 1999, and each have remaining renewal options of five years. The monthly rents for three remote ATMs located in Cabarrus Memorial Hospital, Poplar Tent Texaco and Jimmy's BP, range from $125 to $300. The monthly rent for the remote ATM located on Highway 29, South is $2,250. All original leases for the ATM sites, except Cabarrus Memorial Hospital, are for periods of five years each ending in 2000 and 2001, with two additional renewal options of five years each. The site at Cabarrus Memorial Hospital is currently under a second of three additional three year renewal options.

        FCNB owns two separate properties in northeast Mecklenburg County for future branch expansion. Both properties could accommodate full service branches with drive-in teller facilities, if desired, for future development.

Union -

        The Main Office of Union is located at 201 North Charlotte Avenue, Monroe, North Carolina in a two-story building containing approximately 6,850 square feet which was constructed by Union in 1985 and which Union owns in fee simple. Union owns a vacant lot adjacent to its Main Office on which it intends to place a full service ATM during the first half of 1997.

        The Indian Trail branch of Union contains approximately 2,400 square feet and during late 1996, a full service ATM was added to the property. The building and the land are leased from a third party under an agreement providing for an original term of fifteen years which expires on October 31, 2001. Union has options to renew the lease for up to three consecutive additional terms of five years each. Lease payments under the agreement are $2,685 per month.

        The Skyway Drive branch of Union contains approximately 2,200 square feet and is located on land leased from a third party under an agreement which provides for an original term of fifteen years which expires on February 1, 2003. Union has options to renew the lease for up to five consecutive additional terms of five years each. Lease payments under the Agreement are $1,450 per month, and Union has an option to purchase the property at the end of ten years at a price of $200,000.

        The Waxhaw branch of Union is located in a building containing approximately 2,520 square feet which is owned by Union in fee simple.

        The Matthews branch of Union is located in a building containing approximately 2,775 square feet. The facility is leased from a third party under an agreement which provided for an original term of one year which expired on March 31, 1993. The original agreement provided for options to renew the lease for up to three consecutive additional terms of one year each. Union exercised its final option to renew, which expired on March 31, 1996. As of April, 1996, monthly lease payments of $3,000 are being paid per a month-to-month agreement with the third party. Property for a new branch has been purchased and plans for construction are estimated to be completed during the later part of the fourth quarter, 1997, or the first quarter of 1998. Management expects it will be able to continue its month to month lease arrangement with the third party at the present site until such time as new branch construction is complete and available for occupancy.

        Union's mortgage loan department is located in Monroe, in a building containing approximately 2,000 square feet, which is leased from a third party under an agreement providing for a current term of three years which expires on February 28, 2000. Union has options to renew the lease for up to three consecutive additional terms of three years each. As of March 1, 1997, lease payments under the agreement will be $2,200 per month.

Item 3.  Legal Proceedings

         The Corporation and the Banks are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity or financial position of the Corporation or the Banks.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

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

Name                                   Age     Office and Position - Year Elected
Lawrence M. Kimbrough                   56    President and Chief Executive Officer     1986 - Present
                                                of the Registrant and FCNB

Robert O. Bratton                       48    Executive Vice President, Chief           1983 - Present
                                                    Operating Officer and Chief
                                                    Financial Officer of the
                                                    Registrant and FCNB
                                              Vice President of Union                   1996 - Present

Robert G, Fox, Jr.                      47   Executive Vice President                   1993 - Present
                                                    of the Registrant and FCNB and
                                                    Credit Administrator of FCNB
                                              Vice President of Union                    1996 - Present
                                              Senior Vice President and                  1989 - 1993
                                                    Senior Credit Officer
                                                    Barclays Bank of NC

H. Clark Goodwin                        62   Executive Vice President of the            1995 - Present
                                                    Registrant and Union and
                                             President and Chief Executive              1985 - Present
                                                    Officer of Union

Edward B. McConnell                     50     Executive Vice President of the
                                                     Registrant and FCNB                1996 - Present
                                               Vice President of Union                  1996 - Present
                                               Senior Vice President, FCNB              1995 - 1996
                                               Senior Vice President, First Union                1994 - 1995
                                               President, Crown National Bank           1993 - 1994
                                               President, Barclays Bank of NC           1987 - 1992

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters

        The information called for by Item 5 is set forth on the inside back cover of the First Charter Corporation 1996 Annual Report to Shareholders (included herewith as Exhibit 13.1) under the caption "Stock Information and Dividends" and is hereby incorporated by reference.

Item 6. Selected Financial Data

        The information called for by Item 6 is set forth on page 1 of the First Charter Corporation 1996 Annual Report to Shareholders (included herein as
Exhibit 13.l) under the caption "Selected Consolidated Financial Data" and is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information called for by Item 7 is set forth on pages 29 through 39 in the First Charter Corporation 1996 Annual Report to Shareholders (included herein as Exhibit 13.1) under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

         The information called for by Item 8 is set forth on pages 5 through 28 of the First Charter Corporation 1996 Annual Report to Shareholders (included herein as Exhibit 13.1) and is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        The information called for by Item 10 with respect to directors and
Section 16 matters is set forth in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders under the captions "Election of Directors", "Management Ownership of Common Stock" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

Item 11. Executive Compensation

        The information called for by Item 11 is set forth in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders under the captions "Election of Directors - Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," respectively, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information called for by Item 12 is set forth in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders under the captions "Principal Shareholders" and "Management Ownership of Common Stock," respectively, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

         The information called for by Item 13 is set forth in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (l)  Financial Statements.

       The following financial statements, together with report thereon of independent certified public accountants, are included in this report by incorporation by reference to the First Charter Corporation 1996 Annual Report to Shareholders (included herein as Exhibit 13.1) as set forth in
       Item 8:

       Independent Auditors' Report

       Consolidated Balance Sheets, December 31, 1996 and 1995

       Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

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

        3.2                    By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the
                               Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No.
                               0-15829).



Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)            Description of Exhibits

        *10.1                  Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the
                               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission
                               File No. 0-15829).

        *10.2                  Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 28.1 of the Registrant's Registration Statement No. 33-52004.

        *10.3                  Description of Executive Incentive Bonus Plan.

        *10.4                  1996 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the
                               Registrant's Registration Statement No. 333-00321.

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

        *10.8                  Change in Control Agreement dated March 15, 1995 for Phillip M. Floyd incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended
                               December 31, 1995 (Commission File No. 0-15829).

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

        *10.12                 Employment Agreement dated as of January 20, 1993, as amended as of August 31, 1995, between Union and H. Clark Goodwin, President and Chief Executive Officer of Union incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended
                               December 31, 1995 (Commission File No. 0-15829).

        *10.13                 Change in Control Agreement dated October 16, 1996 for Edward B. McConnell.

        11.1                   Statement regarding computation of per share earnings.

        13.1                   First Charter Corporation Annual Report to its shareholders for the year ended December 31, 1996.
                               Such Annual Report to its shareholders, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.

        21.1                   List of subsidiaries of the Registrant.

        23.1                   Consent of KPMG Peat Marwick LLP.

        27.1                   Financial Data Schedule.

* Indicates a management contract or compensatory plan required to be filed herein.

(b)    Reports on Form 8-K.

       The Registrant did not file any reports on Form 8-K during the three months ended December 31, 1996.

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

                                       Date:  March 19, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                   Title                                                      Date

/s/ Lawrence M. Kimbrough               President and Director                                  March 19, 1997
  (Lawrence M. Kimbrough)                    (Principal Executive
                                             Officer)

/s/ J. Roy Davis, Jr.                   Chairman of the Board                                   March 19, 1997
  (J. Roy Davis, Jr.)                        and Director

/s/ Branson C. Jones                    Vice Chairman of the                                    March 19, 1997
  (Branson C. Jones)                         Board and Director

/s/ Robert O. Bratton                   Executive Vice President                                March 19, 1997
  (Robert O. Bratton)                        (Principal Financial and
                                             Principal Accounting Officer)

/s/ William R. Black                    Director                                            March 19, 1997
  (William R. Black)

/s/ Jane B. Brown                       Director                                            March 19, 1997
  (Jane B. Brown)

/s/ Grady S. Carpenter                  Director                                            March 19, 1997
  (Grady S. Carpenter)

/s/ Michael R. Coltrane                 Director                                            March 19, 1997
  (Michael R. Coltrane)

/s/ James B. Fincher                    Director                                            March 19, 1997
  (James B. Fincher)

/s/ H. Clark Goodwin                    Director                                            March 19, 1997
  (H. Clark Goodwin)

/s/ Frank H. Hawfield                   Director                                            March 19, 1997
  (Frank H. Hawfield)





         Signature                   Title                                                      Date

                                        Director
  (J. Knox Hillman, Jr.)

/s/ Robert F. Lowrance                  Director                                           March 19, 1997
  (Robert F. Lowrance)

/s/ Jerry E. McGee                      Director                                           March 19, 1997
  (Jerry E. McGee)

/s/ Hugh H. Morrison                    Director                                           March 19, 1997
  (Hugh H. Morrison)

/s/ T. David Propst                     Director                                           March 19, 1997
  (T. David Propst)

                                        Director
  (Robert L. Wall)

/s/ James B. Widenhouse                 Director                                            March 19, 1997
  (James B. Widenhouse)

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

        3.2                    By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995
                               (Commission File No. 0-15829).

        *10.1                  Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the
                               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
                               (Commission File No. 0-15829).

        *10.2                  Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to
                               Exhibit 28.1 of the Registrant's Registration Statement No. 33-52004.

        *10.3                  Description of Executive Incentive Bonus Plan.

        *10.4                  1996 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant's Registration Statement No. 333-00321.

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

        *10.8                  Change in Control Agreement dated March 15, 1995 for Phillip M. Floyd, incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for
                               the year ended December 31, 1995 (Commission File No. 0-15829).

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

        *10.12                 Employment Agreement, amended and assumed by the Registrant as of December 21, 1995 between the Registrant and H. Clark Goodwin, President and Chief Executive Officer of
                               Union, incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual
                               Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-15829).

        *10.13                 Change in Control Agreement dated October 16, 1996 for Edward B. McConnell.

        11.1                   Statement regarding computation of per share earnings.





Exhibit No.
(per Exhibit
Table in
Item 601 of                                                                                                           Sequential
Regulation S-K)                 Description of Exhibits                                                                 Page No

        13.1                   First Charter Corporation Annual Report to its shareholders for the year ended December
                               31, 1996. Such Annual Report to its shareholders, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.

        21.1                   List of subsidiaries of the Registrant.

        23.1                   Consent of KPMG Peat Marwick LLP.

        27.1                   Financial Data Schedule.


* Indicates a management contract or compensatory plan required to be filed herein.