Form 10-Q
period 1997-03-31
FIRST CHARTER CORP /NC/
filed 1997-05-13
CIK 717306

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1997

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

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:



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

               6,310,484 shares of Common Stock, $5.00 par value, outstanding as of May 13, 1997.

            PART 1.   FINANCIAL INFORMATION
            ITEM 1.   FINANCIAL STATEMENTS
                               FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

             (Dollars in thousands)                              March 31,     December 31,
                                                                   1997            1996

             ASSETS                                               Unaudited
             Cash and due from banks . . . . . . . . . . .     $     19,747   $      31,300
             Interest bearing bank deposits  . . . . . . .              203          10,850

             Securities available for sale:
              U.S. Government obligations  . . . . . . . .           27,045          28,099
              U.S. Government agency obligations   . . . .            9,530          11,583
              Mortgage-backed securities   . . . . . . . .           13,691          14,513
              State and municipal obligations, nontaxable            72,429          72,050
              Other  . . . . . . . . . . . . . . . . . . .            7,606           5,876

                 Total securities available for sale . . .          130,301         132,121
             Loans . . . . . . . . . . . . . . . . . . . .          371,650         360,673
              Less:  Unearned income . . . . . . . . . . .             (191)           (192)
                     Allowance for loan losses . . . . . .           (5,236)         (5,128)
                 Loans, net  . . . . . . . . . . . . . . .          366,223         355,353
             Premises and equipment, net . . . . . . . . .           11,965          11,385

             Other assets  . . . . . . . . . . . . . . . .            7,646           5,847
                 Total assets  . . . . . . . . . . . . . .     $    536,085   $     546,856
             LIABILITIES AND SHAREHOLDERS' EQUITY
             Deposits, domestic:
              Noninterest bearing demand   . . . . . . . .     $     73,184   $      85,863
             Interest bearing:

              NOW accounts   . . . . . . . . . . . . . . .           71,226          76,644
              Time   . . . . . . . . . . . . . . . . . . .          254,166         253,753
              Certificates of deposit greater
                 than $100,000 . . . . . . . . . . . . . .           43,857          38,955
                 Total deposits  . . . . . . . . . . . . .          442,433         455,215
             Other borrowings  . . . . . . . . . . . . . .           29,326          27,261

             Other liabilities . . . . . . . . . . . . . .            3,996           4,971

                 Total liabilities . . . . . . . . . . . .          475,755         487,447

             Shareholders' equity:
             Common stock - $5 par value; authorized,
              10,000,000 shares; issued and outstanding,
              6,307,088 shares at 3/31/97 and 6,301,213
              shares at 12/31/96   . . . . . . . . . . . .           31,535          31,506
             Additional paid-in capital  . . . . . . . . .              607             578
             Unrealized gain on securities available
              for sale   . . . . . . . . . . . . . . . . .            1,056           1,670
             Retained earnings . . . . . . . . . . . . . .           27,132          25,655

                 Total shareholders' equity  . . . . . . .           60,330          59,409
                 Total liabilities and shareholders' equity    $    536,085   $     546,856


             See accompanying notes to consolidated financial statements.

                               FIRST CHARTER CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                                           For Three Months Ended

          (Dollars in thousands)                                          March 31,     March 31,
                                                                            1997           1996
          Interest Income:
          Interest and fees on loans  . . . . . . . . . . . . . . .     $     8,373  $      7,914
          Federal funds sold  . . . . . . . . . . . . . . . . . . .              --            13
          Interest bearing bank deposits  . . . . . . . . . . . . .              29            79
          Securities available for sale . . . . . . . . . . . . . .           1,814         1,912
              Total interest income . . . . . . . . . . . . . . . .          10,216         9,918
          Interest Expense:
          Deposits:

            Demand  . . . . . . . . . . . . . . . . . . . . . . . .             346           321
            Money Market  . . . . . . . . . . . . . . . . . . . . .             274           283
            Savings and Time  . . . . . . . . . . . . . . . . . . .           3,256         3,321
          Other borrowings  . . . . . . . . . . . . . . . . . . . .             402           336
              Total interest expense  . . . . . . . . . . . . . . .           4,278         4,261
              Net interest income . . . . . . . . . . . . . . . . .           5,938         5,657

          Provision for loan losses . . . . . . . . . . . . . . . .             260           320
              Net interest income after provision for loan losses .           5,678         5,337
          Noninterest income:
          Trust income  . . . . . . . . . . . . . . . . . . . . . .             410           344
          Service charges on deposit accounts . . . . . . . . . . .             753           630
          Credit card income  . . . . . . . . . . . . . . . . . . .              53            80

          Insurance and other commissions . . . . . . . . . . . . .              40            48
          Securities available for sale transactions, net . . . . .             248             4
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .             453           270
              Total noninterest income  . . . . . . . . . . . . . .           1,957         1,376
          Noninterest expense:
          Salaries and fringe benefits  . . . . . . . . . . . . . .           2,360         2,051
          Occupancy and equipment . . . . . . . . . . . . . . . . .             663           528
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .           1,172         1,038
              Total noninterest expense . . . . . . . . . . . . . .           4,195         3,617
              Income before income taxes  . . . . . . . . . . . . .           3,440         3,096
          Income taxes  . . . . . . . . . . . . . . . . . . . . . .           1,017           931

              Net Income  . . . . . . . . . . . . . . . . . . . . .     $     2,423  $      2,165

          See accompanying notes to consolidated financial statements.

                                FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                    EARNINGS PER SHARE DATA (Unaudited)

                                                                           For Three Months Ended
                                                                          March 31,     March 31,
                                                                            1997          1996


          Primary income per share data:
             Net income . . . . . . . . . . . . . . . . . . . . . .           $0.38         $0.34

             Average common equivalent shares . . . . . . . . . . .       6,348,374     6,309,620

          Income per share data assuming full dilution:
             Net income . . . . . . . . . . . . . . . . . . . . . .           $0.38         $0.34
             Average common equivalent shares . . . . . . . . . . .       6,349,793     6,309,620


          Cash dividends declared . . . . . . . . . . . . . . . . .           $0.15         $0.15







          See accompanying notes to consolidated financial statements.

    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
    For The Three Months Ended March 31, 1997 and 1996

                                                                           Unrealized
                                                                                Gains
                                                                              (Losses)
                                                                                   on
                                                     Add'l                 Securities
                                         Common    Paid-in     Retained     Available
                                          Stock    Capital     Earnings  for sale,Net        Total

    (Dollars in thousands)
    Balance, December 31, 1995...   $    31,180   $     --  $    20,578  $      1,666  $    53,424
    Net income for the
     three months ended
     March 31, 1996..............            --         --        2,165            --        2,165

    Cash dividends of $.15
     per share...................            --         --         (941)           --         (941)
    Purchase and retirement
     of 1,169 shares of
     common stock................            (6)       (18)          --            --          (24)
    Stock options exercised
     and Dividend Reinvestment

     Plan stock issued totaling
     35,593 shares...............           178        253           --            --          431
    Unrealized loss on
     securities available
     for sale....................            --         --           --          (636)        (636)
    Balance, March 31, 1996......   $    31,352  $     235  $    21,802  $      1,030  $    54,419


    Balance, December 31, 1996...   $    31,506  $     578  $    25,655  $      1,670  $    59,409
    Net income for the
     three months ended
     March 31, 1997..............            --         --        2,423            --        2,423
    Cash dividends of $.15
     per share...................            --         --         (946)           --         (946)
    Purchase and retirement

     of 12,773 shares of
     common stock................           (64)      (216)          --            --         (280)
    Stock options exercised
     and Dividend Reinvestment
     Plan stock issued totaling
     18,648 shares...............            93        245           --            --          338
    Unrealized loss on

     securities available
     for sale, net of deferred
     income taxes................            --         --           --          (614)        (614)
    Balance, March 31, 1997......   $    31,535  $     607  $    27,132  $      1,056      $60,330




    See accompanying notes to consolidated financial statements.

    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                       For Three Months Ended

    (Dollars in thousands)                                           March 31,1997  March 31,1996
    Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .    $       2,423  $       2,165

      Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for loan losses   . . . . . . . . . . . . . . .              260            320
       Depreciation  . . . . . . . . . . . . . . . . . . . . . .              367            245
       Premium amortization and discount accretion, net  . . . .              (10)            10
       Net gain on securities available for sale transactions  .             (248)            (4)
       Net gain on sale of premises and equipment  . . . . . . .              (12)            --
       Origination of mortgage loans held for sale   . . . . . .             (662)        (4,408)
       Proceeds from sale of mortgage loans available for sale .              744          3,942
       Increase in other assets  . . . . . . . . . . . . . . . .           (1,417)           (25)
       Decrease in other liabilities   . . . . . . . . . . . . .             (975)          (814)
          Net cash provided by operating activities  . . . . . .              470          1,431

    Cash flows from investing activities:
      Proceeds from sales of securities available for sale . . .              447            394
      Proceeds from maturities and issuer calls of
       investment securities, net  . . . . . . . . . . . . . . .               --             --
      Proceeds from maturities of securities available for sale .           5,775          3,997
      Purchase of investment securities  . . . . . . . . . . . .               --            --

      Purchase of securities available for sale  . . . . . . . .           (5,143)        (4,637)
      Net increase in loans  . . . . . . . . . . . . . . . . . .          (11,212)       (11,716)
      Proceeds from sales of premises and equipment  . . . . . .               13             --
      Purchase of premises and equipment . . . . . . . . . . . .             (948)          (384)
          Net cash provided (used) in investing activities   . .          (11,068)       (12,346)
    Cash flows from financing activities:

      Net increase in demand, NOW, money market and
       savings accounts  . . . . . . . . . . . . . . . . . . . .          (21,377)         3,143
      Net increase in certificates of deposit  . . . . . . . . .            8,599         16,472
      Net increase (decrease) in other borrowings  . . . . . . .            2,065         (9,617)
      Net increase in advances for taxes and insurance . . . . .               --             35
      Purchase and retirement of common stock  . . . . . . . . .             (280)           (24)

      Proceeds from issuance of common stock . . . . . . . . . .              337            431
      Dividends paid . . . . . . . . . . . . . . . . . . . . . .             (946)          (941)
          Net cash provided (used) by financing activities   . .          (11,602)         9,499
      Net decrease in cash and cash equivalents  . . . . . . . .          (22,200)        (1,416)
      Cash and cash equivalents at beginning of period . . . . .           42,150         33,642
      Cash and cash equivalents at end of period . . . . . . . .    $      19,950   $     32,226



                                                                                      (Continued)

    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                          For Three Months Ended
                                                                     March 31,1997  March 31,1996


    Supplemental disclosures of cash flow information:
      Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . .    $       4,421  $       4,108
      Income taxes . . . . . . . . . . . . . . . . . . . . . . .    $         800  $          44
    Supplemental disclosure of non-cash transactions:
      Transfer of loans, premises and equipment to other
       real estate owned   . . . . . . . . . . . . . . . . . . .    $          --  $         117
      Unrealized gains (loss) in value of securities available
       for sale (net of tax effect of $387 and $368
       for 3/31/97 and 3/31/96, respectively)  . .  . . . . . .     $       (614)  $       (636)



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

          2. In certain instances, amounts reported in the 1996 financial statements have been reclassified to present them in the format selected for 1997. Such reclassifications have no effect on net income or shareholders' equity as previously reported.

          3. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for the interim period. All such adjustments were of a normal recurring nature.





          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 The consolidated balance sheets of First Charter
          Corporation (the "Corporation") represent account balances for the Corporation and its wholly owned banking subsidiaries, First Charter National Bank ("FCNB") and Bank of Union ("Union").

          LIQUIDITY

                 FCNB and Union (the "Banks") derive the major source of their liquidity from their core deposit base. Liquidity is further provided by loan repayments, maturities in the investment portfolios, the ability to secure public deposits, the availability of federal fund lines at correspondent banks and the ability to borrow from the Federal Reserve Bank discount window. In addition to these sources, the Banks are members of the Federal Home Loan Bank ("FHLB") System which provides access to FHLB lending sources. Another source of liquidity is the securities available for sale portfolios which may be sold in response to liquidity needs. Management believes the Banks' sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

          CAPITAL RESOURCES

                 At March 31, 1997 total shareholders' equity was $60,329,817, or $9.57 per share compared to $59,409,181, or $9.43 per share at December 31, 1996.

                 At March 31, 1997, the Corporation and the Banks were in compliance with all existing capital requirements. The
          Corporation's capital requirements are summarized in the table below:

                                               Risk-Based Capital
                   Leverage Capital      Tier 1 Capital      Total Capital
                     Amount    %(1)    Amount     %(2)      Amount    %(2)
                                (Dollars in thousands)

          Actual   $ 59,201   11.16%   $59,201   14.81%     $64,200  16.06%
          Required   20,880    4.00     15,995    4.00       31,991   8.00
          Excess     38,321    7.16     43,206   10.81       32,209   8.06

          (1) Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3% to 5%, depending on the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.

          (2)    Percentage of risk-weighted assets.





          REGULATORY RECOMMENDATIONS

                 Management is not presently aware of any current recommendations to the Corporation or to the Banks by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 Net income for the three month period ended March 31, 1997 was $2,423,390, or $0.38 per share versus $2,165,284, or $0.34 per share for the comparable period in 1996 which represents an 11.9% increase. The increase is primarily attributable to increases in net interest income and noninterest income which were partially offset by increases in noninterest expenses. On an annualized basis, year to date results represent a return on average assets of 1.85% versus 1.71% and a return on average equity of 16.10% versus 15.88%, for the periods ended March 31, 1997 and March 31, 1996, respectively.

                 Total assets at March 31, 1997 were $536,085,188 compared to $546,856,181 at December 31, 1996. Loan demand was strong during the first three months of 1997. As a result, gross loans increased 3.0% to $371,650,282 from $360,673,182 at December 31,
          1996. Total deposits decreased 2.8% to $442,433,596 from $455,214,521 at December 31, 1996. During the first quarter of 1997, noninterest bearing demand accounts decreased primarily due to a large influx of corporate deposits at year-end which returned to normal levels in the first quarter.

                 Securities available for sale totaled $130,300,824 at March 31, 1997 for a decrease of approximately $1.8 million from December 31, 1996. The decrease was primarily due to a pre-tax reduction of unrealized gains of approximately $1,000,000 resulting from an overall upward shift in the treasury yield curve during the latter part of the first quarter of 1997. Proceeds from sales, maturities and paydowns in the securities available for sale portfolio were used to fund increased loan demand and to reinvest in additional securities. U.S. Government obligations were purchased to primarily maintain liquidity and in-state municipal securities were purchased to enhance tax equivalent net interest income. The carrying value of securities available for sale was $1,737,000 above their amortized cost at March 31, 1997 which represents gross unrealized gains of $3,178,000 and gross unrealized losses of $1,441,000.

                 For the three month period ended March 31, 1997, net
          interest income before provision for loan losses increased
          $281,702, over the comparable period in 1996.   The increase is
          primarily attributable to an increase in the level of interest earning assets, which was further enhanced by a higher net interest margin. The net interest margin increased to 5.26% at March 31, 1997 from 5.11% at March 31, 1996. The average yield





          on earning assets was 8.77% at March 31, 1997 compared to 8.72% at March 31, 1996, and the average rate paid on interest-bearing liabilities decreased to 4.41% at March 31, 1997 compared to 4.47% at March 31, 1996.

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

                 The provision for loan losses for the three months ended March 31, 1997 was $260,000, compared to $320,000, for the three months ended March 31, 1996. The decrease in the provision was attributable to improved asset quality through continued utilization of strong analytical and underwriting skills. During the quarter, net charge-offs decreased to approximately $152,000 compared to net charge-offs of approximately $191,000 for the same period of 1996. At March 31, 1997 and December 31, 1996, the allowance for loan losses as a percentage of gross loans was 1.41% and 1.42%, respectively. Management continues to perform a monthly analysis of the allowance utilizing a system for risk grading the portfolio. Based on this review, management believes the allowance to be adequate; however, if credit quality deteriorates, additional provisions will be made to the allowance for loan losses.

          The following table presents changes in the allowance for loan losses for the quarters ended March 31, 1997 and 1996, respectively.

                                                  March 31,     March 31,
            (Dollars in thousands)                  1997           1996
            Beginning Balance . . . . . . . . . . $    5,128   $     4,856
            Add:
            Provision charged to operations . . .        260           320
                                                       5,388         5,176
            Less:
            Loan charge-offs  . . . . . . . . . .        201           270
              Less loan recoveries  . . . . . . .         49            79
                 Net loan charge-offs . . . . . .        152           191
            Ending Balance  . . . . . . . . . . . $    5,236   $     4,985

          At March 31, 1997, the recorded investment in loans that were considered to be impaired under the Financial Accounting Standards Board (FASB) Standards No. 114 and No. 118 was $1,574,476 (of which $1,258,029 was on nonaccrual) compared to the recorded investment in impaired loans of $1,623,924 (of which $1,292,029 was on accrual) at December 31, 1996. At March 31,

          1997, the related allowance for loan losses on these loans was $638,590. At March 31, 1997, there is a specific allocation of the allowance for loan loss for each impaired loan. The average recorded investment in impaired loans for the three months ended March 31, 1997 was $1,596,932. For the three months ended March 31, 1997, the Corporation recognized interest income on impaired loans of $7,540, none of which was recognized using the cash method of income recognition.

                 Total problem assets at March 31, 1997 were $3,238,000 or 0.87% of gross loans, compared to $2,721,004 or 0.75% at December 31, 1996. The components of nonperforming and problem assets are presented in the table below:

                                                March 31,  December 31,
          (Dollars in thousands)                   1997        1996
          Nonaccrual loans  . . . . . . . . .   $   1,292   $    1,338
          Other real estate   . . . . . . . .         759          759
            Total non-performing assets . . .       2,051        2,097
          Loans 90 days or more
            past due and still accruing . . .       1,187          624
          Total problem assets  . . . . . . .   $   3,238   $    2,721

                 Interest income that would have been recorded on nonaccrual loans for the three months ended March 31, 1997, had they performed in accordance with their original terms, amounted to approximately $29,000. There was no interest income recorded on non-accrual loans for the three months ended March 31, 1997.

                 Noninterest income increased approximately $581,000 or 42.2% for the three month period ended March 31, 1997 over the comparable period in 1996. The major component of this increase was gains on sale of securities available for sale in 1997.
          Other factors contributing to this increase were higher trust income primarily due to higher levels of assets under management, higher service charge income on deposit accounts due to increased fees in non-sufficient fund charges, higher commissions earned on brokerage services resulting from increased sales volumes and higher mortgage loan income due to increased loan originations.

                 Noninterest expense increased approximately $578,000 or 16.0%, for the three month period ended March 31, 1997, over the comparable period in 1996. The increase is primarily attributable to higher salaries and fringe benefits due to a greater number of full-time equivalents and higher occupancy and equipment expense due to depreciation expense for new computer network technology added in mid-1996. Additional increases were incurred in advertising, FDIC insurance, data processing, postage, supplies and telephone expenses.

                 Total income tax expense for the three month period ended March 31, 1997 increased $86,500, over the comparable period in 1996. The increase is attributable to an increase in taxable income which was partially offset by a slight decrease in the effective tax rate.

          ACCOUNTING AND REGULATORY MATTERS

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

                 The provisions of Statement 125 were to be effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" that amended Statement 125 to delay effective date of implementing Statement 125 as it relates to certain transactions. The effective date of the implementation of the provisions of Statement 125 to these transactions is for transfers occurring after December 31, 1997. Early application of Statement 125, as amended by Statement 127, is not permitted. The application of the provisions of Statement 125, as amended by Statement 127, is not anticipated to have a material impact on the Corporation's financial condition or results of operations.

          FACTORS THAT MAY AFFECT FUTURE RESULTS

                 The foregoing discussion contains forward-looking statements about the Corporation's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

                 Factors that may cause actual results to differ materially from these forward-looking statements are the passage of unforeseen state or federal legislation or regulation applicable to the Corporation's operations and the Corporation's ability to accurately predict loan loss provision needs using its present risk grading system.

          Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                   RISK.

                   Not applicable.

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

                                             FIRST CHARTER CORPORATION
                                             (Registrant)




          Date:    May 13, 1997               By  \s\ Robert O. Bratton
                                                 Robert O. Bratton
                                                 Executive Vice President &
                                                 Principal Financial and
                                                 Accounting Officer





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