Form 10-Q
period 1997-06-30
FIRST CHARTER CORP /NC/
filed 1997-08-14
CIK 717306

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

      7,555,753 shares of Common Stock, $5.00 par value, outstanding as of August 14, 1997.

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)                               June 30,     December 31,
                                                       1997            1996

 ASSETS                                               Unaudited
 Cash and due from banks . . . . . . . . . . .     $     28,316   $      31,300
 Interest bearing bank deposits  . . . . . . .            3,244          10,850

 Securities available for sale:
  U.S. Government obligations  . . . . . . . .           25,316          28,099
  U.S. Government agency obligations   . . . .            9,725          11,583
  Mortgage-backed securities   . . . . . . . .           13,103          14,513
  State and municipal obligations, nontaxable            72,041          72,050
  Other  . . . . . . . . . . . . . . . . . . .            9,102           5,876

     Total securities available for sale . . .          129,287         132,121
 Loans . . . . . . . . . . . . . . . . . . . .          392,017         360,673
  Less:  Unearned income . . . . . . . . . . .             (274)           (192)
         Allowance for loan losses . . . . . .           (5,510)         (5,128)
 Loans, net  . . . . . . . . . . . . . . . . .          386,233         355,353
 Premises and equipment, net . . . . . . . . .           12,131          11,385

 Other assets  . . . . . . . . . . . . . . . .            5,946           5,847
     Total assets  . . . . . . . . . . . . . .     $    565,157   $     546,856
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits, domestic:
  Noninterest bearing demand   . . . . . . . .     $     79,270   $      85,863
 Interest bearing:

  NOW accounts   . . . . . . . . . . . . . . .           73,497          76,644
  Time   . . . . . . . . . . . . . . . . . . .          260,951         253,753
  Certificates of deposit greater
     than $100,000 . . . . . . . . . . . . . .           57,026          38,955
     Total deposits  . . . . . . . . . . . . .          470,744         455,215
 Other borrowings  . . . . . . . . . . . . . .           27,921          27,261

 Other liabilities . . . . . . . . . . . . . .            3,874           4,971
     Total liabilities . . . . . . . . . . . .          502,539         487,447
 Shareholders' equity:
 Common stock - $5 par value; authorized,
  10,000,000 shares; issued and outstanding,
  7,560,524 shares at 6/30/97 and 6,301,213

  shares at 12/31/96   . . . . . . . . . . . .           37,803          31,506
 Additional paid-in capital  . . . . . . . . .               --             578
 Unrealized gain on securities available
  for sale, net  . . . . . . . . . . . . . . .            1,989           1,670
 Retained earnings . . . . . . . . . . . . . .           22,826          25,655
     Total shareholders' equity  . . . . . . .           62,618          59,409

     Total liabilities and shareholders' equity   $     565,157   $     546,856


 See accompanying notes to consolidated financial statements.


                           FIRST CHARTER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


          (Dollars in thousands, except per share data)                    For Six Months Ended
                                                                            June 30,    June 30,
          Interest Income:                                                   1997         1996
          Interest and fees on loans  . . . . . . . . . . . . . . .     $     17,365  $   15,925
          Federal funds sold  . . . . . . . . . . . . . . . . . . .                2          76
          Interest bearing bank deposits  . . . . . . . . . . . . .               88         179

          Securities available for sale . . . . . . . . . . . . . .            3,604       3,763
              Total interest income . . . . . . . . . . . . . . . .           21,059      19,943
          Interest Expense:
          Deposits:
            Demand  . . . . . . . . . . . . . . . . . . . . . . . .              701         651
            Money Market  . . . . . . . . . . . . . . . . . . . . .              578         567

            Savings and Time  . . . . . . . . . . . . . . . . . . .            6,708       6,682
          Other borrowings  . . . . . . . . . . . . . . . . . . . .              753         656
              Total interest expense  . . . . . . . . . . . . . . .            8,740       8,556
              Net interest income . . . . . . . . . . . . . . . . .           12,319      11,387
          Provision for loan losses . . . . . . . . . . . . . . . .              685         620
              Net interest income after provision for loan losses .           11,634      10,767

          Noninterest income:
          Trust income  . . . . . . . . . . . . . . . . . . . . . .              830         714
          Service charges on deposit accounts . . . . . . . . . . .            1,578       1,316
          Insurance and other commissions . . . . . . . . . . . . .               74          94
          Securities available for sale transactions, net . . . . .              404         145
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .            1,023         799

              Total noninterest income  . . . . . . . . . . . . . .            3,909       3,068
          Noninterest expense:
          Salaries and fringe benefits  . . . . . . . . . . . . . .            4,704       4,209
          Occupancy and equipment . . . . . . . . . . . . . . . . .            1,364       1,124
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .            2,550       2,238

              Total noninterest expense . . . . . . . . . . . . . .            8,618       7,571
              Income before income taxes  . . . . . . . . . . . . .            6,925       6,264
          Income taxes  . . . . . . . . . . . . . . . . . . . . . .            2,049       1,912
              Net Income  . . . . . . . . . . . . . . . . . . . . .     $      4,876  $    4,352

          See accompanying notes to consolidated financial statements.

                                 FIRST CHARTER CORPORATION AND SUBSIDIARIES

                                    EARNINGS PER SHARE DATA (Unaudited)

                                                                            For Six Months Ended
                                                                            June 30,     June 30,
                                                                             1997         1996


          Primary income per share data:
             Net income . . . . . . . . . . . . . . . . . . . . . .     $       0.64  $      0.57

             Average common equivalent shares . . . . . . . . . . .        7,621,636    7,578,893

          Income per share data assuming full dilution:
             Net income . . . . . . . . . . . . . . . . . . . . . .     $       0.64  $      0.57
             Average common equivalent shares . . . . . . . . . . .        7,647,055    7,578,893


          Cash dividends declared . . . . . . . . . . . . . . . . .      $      0.25   $     0.25







          See accompanying notes to consolidated financial statements.

                             FIRST CHARTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME (Unaudited)




          (Dollars in thousands, except per share data)                    For Three Months Ended
                                                                           June 30,     June 30,
          Interest Income:                                                  1997           1996

          Interest and fees on loans  . . . . . . . . . . . . . . .     $     8,992  $     8,012
          Federal funds sold  . . . . . . . . . . . . . . . . . . .               2           63
          Interest bearing bank deposits  . . . . . . . . . . . . .              59          100
          Securities available for sale . . . . . . . . . . . . . .           1,790        1,851

              Total interest income . . . . . . . . . . . . . . . .          10,843       10,026
          Interest Expense:
          Deposits:
            Demand  . . . . . . . . . . . . . . . . . . . . . . . .             355          331
            Money Market  . . . . . . . . . . . . . . . . . . . . .             304          284
            Savings and Time  . . . . . . . . . . . . . . . . . . .           3,452        3,361

          Other borrowings  . . . . . . . . . . . . . . . . . . . .             351          320
              Total interest expense  . . . . . . . . . . . . . . .           4,462        4,296
              Net interest income . . . . . . . . . . . . . . . . .           6,381        5,730
          Provision for loan losses . . . . . . . . . . . . . . . .             425          300
              Net interest income after provision for loan losses .           5,956        5,430
          Noninterest income:

          Trust income  . . . . . . . . . . . . . . . . . . . . . .             420          370
          Service charges on deposit accounts . . . . . . . . . . .             825          687
          Insurance and other commissions . . . . . . . . . . . . .              34           46
          Securities available for sale transactions, net . . . . .             156          141
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .             517          449
              Total noninterest income  . . . . . . . . . . . . . .           1,952        1,693

          Noninterest expense:
          Salaries and fringe benefits  . . . . . . . . . . . . . .           2,344        2,158
          Occupancy and equipment . . . . . . . . . . . . . . . . .             701          596
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .           1,378        1,200
              Total noninterest expense . . . . . . . . . . . . . .           4,423        3,954

              Income before income taxes  . . . . . . . . . . . . .           3,485        3,169
          Income taxes  . . . . . . . . . . . . . . . . . . . . . .           1,032          982
              Net Income  . . . . . . . . . . . . . . . . . . . . .     $     2,453  $     2,187

          See accompanying notes to consolidated financial statements.

                                FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                    EARNINGS PER SHARE DATA (Unaudited)


                                                                           For Three Months Ended
                                                                           June 30,      June 30,
                                                                            1997          1996


          Primary income per share data:
             Net income . . . . . . . . . . . . . . . . . . . . . .     $      0.32   $      0.29
             Average common equivalent shares . . . . . . . . . . .       7,626,563     7,586,132


          Income per share data assuming full dilution:
             Net income . . . . . . . . . . . . . . . . . . . . . .     $      0.32         $0.29
             Average common equivalent shares . . . . . . . . . . .       7,646,338     7,586,132

          Cash dividends declared . . . . . . . . . . . . . . . . .     $     0.125   $     0.125






          See accompanying notes to consolidated financial statements.

    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
    For The Six Months Ended June 30, 1997 and 1996


                                                                           Unrealized
                                                                                Gains
                                                                              (Losses)
                                                                                   on
                                                     Add'l                 Securities
                                         Common    Paid-in     Retained     Available
     (Dollars in thousands)               Stock    Capital     Earnings  for Sale,net        Total

     Balance, December 31, 1995...  $    31,180   $     --  $    20,578  $      1,666  $    53,424
     Net income for the
      six months ended
      June 30, 1996...............           --         --        4,352            --        4,352
     Cash dividends of $.30
      (.25 restated)per share.....           --         --       (1,883)           --       (1,883)

     Purchase and retirement
      of 3,140 shares of
      common stock................          (16)       (46)          --            --          (62)
     Stock options exercised
      and Dividend Reinvestment
      Plan stock issued totaling
      53,904 shares...............          270        484           --            --          754

     Unrealized loss on
      securities available
      for sale....................           --         --           --        (1,655)      (1,655)
     Balance, June 30, 1996....... $     31,434  $     438  $    23,047  $         11  $    54,930

     Balance, December 31, 1996...  $    31,506  $     578  $    25,655  $      1,670  $    59,409
     Net income for the

      six months ended
      June 30, 1997...............           --         --        4,876            --        4,876
     Cash dividends of $.25
      per share...................           --         --       (1,891)           --       (1,891)
     Purchase and retirement
      of 39,834 shares of
      common stock................         (199)      (576)          --            --         (775)

     Stock options exercised
      and Dividend Reinvestment
      Plan stock issued totaling
      39,173 shares...............          196        489           (5)           --          680
     6-for-5 stock split..........        6,300       (491)      (5,809)           --           --
     Unrealized gain on
      securities available

      for sale....................           --         --           --           319          319
     Balance, June 30, 1997.......  $    37,803   $     --  $    22,826  $      1,989  $    62,618


     See accompanying notes to consolidated financial statements.


    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                       For Six Months Ended
    (Dollars in thousands)                                           June 30,1997  June 30, 1996

    Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .     $      4,876  $      4,352
      Adjustments to reconcile net income to net
      cash provided by operating activities:

       Provision for loan losses   . . . . . . . . . . . . . . .              685           620
       Depreciation  . . . . . . . . . . . . . . . . . . . . . .              785           524
       Premium amortization and discount accretion, net  . . . .              (25)           18
       Net gain on securities available for sale transactions  .             (404)         (141)
       Net gain on sale of premises and equipment  . . . . . . .              (12)           --
       Origination of mortgage loans held for sale   . . . . . .           (1,483)      (10,409)

       Proceeds from sale of mortgage loans available for sale .            1,192        10,151
       Decrease (increase) in other assets   . . . . . . . . . .             (305)            8
       Decrease in other liabilities   . . . . . . . . . . . . .           (1,097)       (1,028)
          Net cash provided by operating activities  . . . . . .            4,212         4,095
    Cash flows from investing activities:
      Proceeds from sales of securities available for sale . . .            3,902         5,926

      Proceeds from maturities of securities available for sale .          11,182        14,566
      Purchase of securities available for sale  . . . . . . . .          (11,296)      (18,939)
      Net increase in loans  . . . . . . . . . . . . . . . . . .          (31,274)      (17,343)
      Proceeds from sales of premises and equipment  . . . . . .              254            --
      Purchase of premises and equipment . . . . . . . . . . . .           (1,773)       (1,450)
         Net cash used in investing activities . . . . . . . . .          (29,005)      (17,240)

    Cash flows from financing activities:
      Net increase (decrease) in demand, NOW, money market and
       savings accounts  . . . . . . . . . . . . . . . . . . . .          (15,797)        4,897
      Net increase in certificates of deposit  . . . . . . . . .           31,326        18,524
      Net increase (decrease) in other borrowings  . . . . . . .              660        (9,823)
      Net decrease in advances for taxes and insurance . . . . .               --           (61)

      Purchase of common stock . . . . . . . . . . . . . . . . .             (775)          (62)
      Proceeds from issuance of common stock . . . . . . . . . .              680           753
      Dividends paid . . . . . . . . . . . . . . . . . . . . . .           (1,891)       (1,883)
         Net cash provided by financing activities   . . . . . .           14,203        12,345
      Net decrease in cash and cash equivalents  . . . . . . . .          (10,590)         (800)
      Cash and cash equivalents at beginning of period . . . . .           42,150        33,642

      Cash and cash equivalents at end of period . . . . . . . .     $     31,560  $     32,842
                                                                                     (Continued)

    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)




                                                                          For Six Months Ended

    (Dollars in thousands)                                            June 30,1997  June 30,1996
    Supplemental disclosures of cash flow information:
     Cash paid during the year for:

     Interest  . . . . . . . . . . . . . . . . . . . . . . . . .    $       8,671  $      8,243
     Income taxes  . . . . . . . . . . . . . . . . . . . . . . .    $       1,767  $      1,727
    Supplemental disclosure of non-cash transactions:
     Transfer of loans, premises and equipment to other
     real estate owned   . . . . . . . . . . . . . . . . . . . .    $          --  $        582
    Unrealized gains (loss) in value of securities available

    for sale (net of tax effect of $206,000 and ($1,057,000)
    for 6/30/97 and 6/30/96, respectively)   . . . . . . . . . .    $         319   $    (1,655)



    See accompanying notes to consolidated financial statements.

          FIRST CHARTER CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

          1. Primary earnings per share and income per share assuming full dilution are computed based on the weighted average number of shares outstanding during the period, including Common Stock equivalent shares applicable to stock options, assuming the exercise of outstanding stock options at market value per share. All per share data has been retroactively adjusted to reflect a 6-for-5 stock split declared in the second quarter of 1997.

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

          4. On June 30, 1997, First Charter Corporation (the "Corporation") and Carolina State Bank ("CSB") entered into a Letter of Intent (the "Letter of Intent") for the acquisition of CSB by the Corporation (the "Acquisition"). In the Acquisition, the Corporation will acquire all of the outstanding shares of common stock, $4.50 par value per share, of CSB (the "CSB Common Stock") in exchange for 1.023 shares of common stock, $5.00 par value per share, of the Corporation (the "Corporation's Common Stock") for each share of CSB Common Stock. Pursuant to the Letter of Intent, the Corporation and CSB will negotiate a definitive agreement (the "Merger Agreement") providing for the Acquisition and containing customary terms and conditions for closing. As of June 30, 1997, 1,662,192 shares of CSB Common Stock were issued and outstanding, and there were outstanding employee stock options to purchase 58,600 shares.

               The Acquisition is intended to qualify as a tax-free reorganization and is anticipated to be accounted for as a pooling of interests. Consummation of the Acquisition is subject to certain additional conditions, including but not limited to (i) the negotiation of the Merger Agreement; (ii) the approvals of the shareholders of the Corporation and CSB; (iii) the approvals of applicable banking regulatory authorities; and (iv) the effectiveness of a registration statement related to the Corporation's Common Stock to be issued in the Acquisition.

               Immediately following the execution of the Letter of Intent, the Corporation and CSB entered into a Stock Option Agreement dated June 30, 1997, pursuant to which CSB granted the Corporation an irrevocable option to purchase up to 330,776 shares of CSB Common Stock (19.9% of the CSB Common Stock outstanding, before giving effect to the exercise of the option) at a price of $13.25 per share (the "Option"). The number of shares of CSB Common Stock subject to the Option will be increased to the extent that CSB issues additional shares of CSB Common Stock (otherwise than pursuant to an exercise of the Option) such that the number of shares of CSB Common Stock subject to option continues to equal 19.9% of the CSB Common Stock then issued and outstanding, without giving effect to the issuance of shares pursuant to an exercise of the Option. The Option was granted by CSB as a condition of and in consideration for the Corporation's offer and entering into the Letter of Intent. The Option is exercisable only upon the occurrence of certain events generally related to a change in control of or a material business combination of CSB. The Option also allows the holder thereof to require that CSB repurchase (at a price determined as specified in the Stock Option Agreement) the Option or the shares of CSB Common Stock acquired pursuant to the exercise of the CSB Option if certain conditions are met.

               CSB is a North Carolina state-chartered commercial bank with four banking offices in Cleveland and Rutherford Counties, North Carolina. As of June 30, 1997, CSB had total assets of approximately $141,489,000, total deposits of approximately $128,091,000 and shareholders' equity of approximately $13,398,000.

          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 The consolidated balance sheets of First Charter
          Corporation (the "Corporation") represent account balances for the Corporation and its wholly owned banking subsidiaries, First Charter National Bank ("FCNB") and Bank of Union ("Union").

          LIQUIDITY

                 FCNB and Union (the "Banks") derive the major source of their liquidity from their core deposit base. Liquidity is further provided by loan repayments, maturities in the investment portfolios, the ability to secure public deposits, the availability of federal fund lines at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Banks are members of the Federal Home Loan Bank ("FHLB") System which provides access to FHLB lending sources. Another source of liquidity is the securities available for sale portfolios which may be sold in response to liquidity needs. Management believes the Banks' sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

          CAPITAL RESOURCES
                 At June 30, 1997, total shareholders' equity was $62,617,815, or $8.28 per share compared to $59,409,181, or $7.86 per share at December 31, 1996.

                 At June 30, 1997, the Corporation and the Banks were in compliance with all existing capital requirements. The
          Corporation's capital requirements are summarized in the table below:

                                               Risk-Based Capital
                  Leverage Capital      Tier 1 Capital       Total Capital
                      Amount    %(1)    Amount     %(2)      Amount    %(2)
                                       (Dollars in thousands)

          Actual   $ 60,569   11.24%   $60,569   14.46%     $65,808  15.71%
          Required   21,553    4.00     16,764    4.00       33,529   8.00
          Excess     39,016    7.24     43,805   10.46       32,279   7.71

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

          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 Net income for the three month period ended June 30, 1997 was $2,452,710, or $0.32 per share versus $2,187,159, or $0.29 per share for the comparable period in 1996 which represents a 12.1% increase. Net income for the six month period ended June 30, 1997 was $4,876,100, or $0.64 per share versus $4,352,443, or
          $0.57 per share for the comparable period in 1996 which represents a 12.0% increase. The increases for the three and six month periods ending June 30, 1997 are primarily attributable to increases in net interest income and noninterest income which were partially offset by increases in noninterest expenses. On an annualized basis, year to date results represent a return on average assets of 1.82% versus 1.70% and a return on average equity of 16.04% versus 15.82%, for the periods ended June 30, 1997 and June 30, 1996, respectively.

                 Total assets at June 30, 1997 were $565,157,006 compared to $546,856,181 at December 31, 1996. Loan demand was strong during the first six months of 1997. As a result, gross loans increased 8.7% to $392,016,548 from $360,673,182 at December 31,
          1996. Total deposits increased 3.4% to $470,744,429 from $455,214,521 at December 31, 1996. During the first six months of 1997, certificates of deposit increased primarily due to an advertising campaign which raised $11.0 million in new deposits with maturities of nine, eighteen or twenty-four months. Additionally, $15.0 million was added in public deposits with maturities of six months. Management anticipates renewing these public deposits upon their maturity. The increase in deposits were partially offset by a decrease in noninterest bearing demand accounts. This category increased at year-end primarily due to a large influx of corporate deposits which returned to more normal levels in early 1997.

                 Securities available for sale totaled $129,287,282 at June 30, 1997 for a decrease of approximately $2.8 million from December 31, 1996. The decrease was primarily due to utilizing proceeds from sales, maturities and paydowns to fund increased loan demand. Additionally, some proceeds were used to reinvest in additional securities. U.S. Government obligations were purchased primarily to maintain liquidity. The carrying value of securities available for sale was $3,264,681 above their amortized cost at June 30, 1997 which represents gross unrealized gains of $3,927,348 and gross unrealized losses of $662,667.

                 For the three and six month periods ended June 30, 1997, net interest income before provision for loan losses increased $651,000 and $931,000, respectively, over the comparable periods
          in 1996.   The increases during these periods are primarily
          attributable to an increase in the level of interest earning assets, which were further enhanced by a higher net interest margin. The net interest margin increased to 5.32% year to date at June 30, 1997 from 5.09% for the same period in 1996. The average yield on earning assets increased to 8.82% at June 30, 1997 compared from 8.66% at June 30, 1996, and the average rate paid on interest-bearing liabilities decreased to 4.39% at June 30, 1997 compared to 4.44% at June 30, 1996.

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

                 The provision for loan losses for the three and six months ended June 30, 1997 was $425,000 and $685,000, respectively, compared to $300,000 and $620,000, for the three and six months ended June 30, 1996, respectively. The increases in the provision for the three and six months ended June 30, 1997 were attributable to increases in gross loans outstanding, which were partially offset by a reduction in net charge-offs. Net charge-offs were approximately $151,000 and $303,000, for the three and six months ended June 30, 1997 respectively, compared to net charge-offs of approximately $186,000 and $377,000 for the same periods of 1996. At June 30, 1997 and December 31, 1996, the allowance for loan losses as a percentage of gross loans was 1.41% and 1.42%, respectively. Management continues to perform a monthly analysis of the allowance utilizing a system for risk grading the portfolio. Based on this review, management believes the allowance to be adequate, however, future adjustments may be necessary if economic and other conditions differ substantially from management's assumptions.

                 In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for loan losses and losses on real estate owned. Such agencies may require the Banks to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

          The following table presents changes in the allowance for loan losses at June 30, 1997 and 1996, respectively.

                                                  June 30,       June 30,
            (Dollars in thousands)                  1997           1996
            Beginning Balance . . . . . . . . . . $    5,128   $     4,856
            Add:
            Provision charged to operations . . .        685           620
                                                       5,813         5,476
            Less:
            Loan charge-offs  . . . . . . . . . .        412           578
              Less loan recoveries  . . . . . . .        109           201
                 Net loan charge-offs . . . . . .        303           377
            Ending Balance  . . . . . . . . . . . $    5,510   $     5,099

                 At June 30, 1997, the recorded investment in loans that were considered to be impaired under the Financial Accounting Standards Board (FASB) Standard No. 114 and No. 118 was $1,504,416 (of which $1,196,030 was on nonaccrual) compared to the recorded investment in impaired loans of $1,623,924 (of which $1,292,029 was on nonaccrual) at December 31, 1996. The related allowance for loan losses on these loans was $589,177 and $669,248 at June 30, 1997 and December 31, 1996, respectively.
          At June 30, 1997 and December 31, 1996, there were specific allocations of the allowance for loan loss for each impaired loan. The average recorded investment in impaired loans for the six months ended June 30, 1997 and 1996 was $1,564,472 and $2,135,863, respectively. For the six months ended June 30, 1997 and 1996, the Corporation recognized interest income on impaired loans of $15,092 and $17,128, respectively, none of which was recognized using the cash method of income recognition.

                 Total problem assets at June 30, 1997 were $3,346,000 or 0.85% of gross loans, compared to $2,721,004 or 0.75% at December 31, 1996. The increase in problem assets is due primarily to three loans totaling $700,000 which are 90 days or more past due and still accruing. The components of nonperforming and problem assets are presented in the table below:

                                             June 30,    December 31,
          (Dollars in thousands)                1997          1996
          Nonaccrual loans      . . . . .     $   1,226       $  1,338
          Other real estate     . . . . .           799            759
          Total non-performing assets . .         2,025          2,097
          Loans 90 days or more past
            due and still accruing  . . .         1,321            624
          Total problem assets  . . . . .     $   3,346       $  2,721

                 Interest income that would have been recorded on nonaccrual loans for the six months ended June 30, 1997, had they performed in accordance with their original terms, amounted to approximately $61,616. There was no interest income recorded on non-accrual loans for the six months ended June 30, 1997.

                 Noninterest income for the three and six month periods ended June 30, 1997 increased approximately $259,000 or 15.3% and $841,000 or 27.4%, respectively, over the comparable periods in 1996. The factors contributing to this increase were higher trust income primarily due to higher levels of assets under management, gains on sales of securities available for sale, higher service charge income on deposit accounts due to increased fees in non-sufficient fund charges and higher commissions earned on brokerage services resulting from increased sales volumes.

                 Noninterest expense for the three and six month periods ended June 30, 1997 increased approximately $469,000 or 11.9% and $1,047,000 or 13.8%, respectively, over the comparable periods in 1996. The increase is primarily attributable to higher salaries and fringe benefits due to greater number of full-time equivalents and higher occupancy and equipment expense due to depreciation expense for new computer network technology added in mid-1996. Additional increases were incurred in advertising, FDIC insurance, data processing, postage, supplies and telephone expenses.

                 Total income tax expense for the three and six month periods ended June 30, 1997 increased $50,000 and $137,000, respectively over the comparable periods in 1996. The increase is attributable to an increase in taxable income which was partially offset by a slight decrease in the effective tax rate.

          PENDING ACQUISITION OF CAROLINA STATE BANK

                 On June 30, 1997, First Charter Corporation (the "Corporation") and Carolina State Bank ("CSB") entered into a Letter of Intent (the "Letter of Intent") for the acquisition of CSB by the Corporation (the "Acquisition"). In the Acquisition, the Corporation will acquire all of the outstanding shares of common stock, $4.50 par value per share, of CSB (the "CSB Common Stock") in exchange for 1.023 shares of common stock, $5.00 par value per share, of the Corporation (the "Corporation's Common Stock") for each share of CSB Common Stock. Pursuant to the Letter of Intent, the Corporation and CSB will negotiate a definitive agreement (the "Merger Agreement") providing for the Acquisition and containing customary terms and conditions for closing. As of June 30, 1997, 1,662,192 shares of CSB Common Stock were issued and outstanding, and there were outstanding employee stock options to purchase 58,600 shares.

                 The Acquisition is intended to qualify as a tax-free reorganization and is anticipated to be accounted for as a pooling of interests. Consummation of the Acquisition is subject to certain additional conditions, including but not limited to
          (i) the negotiation of the Merger Agreement; (ii) the approvals of the shareholders of the Corporation and CSB; (iii) the approvals of applicable banking regulatory authorities; and (iv) the effectiveness of a registration statement related to the Corporation's Common Stock to be issued in the Acquisition.

                 Immediately following the execution of the Letter of Intent, the Corporation and CSB entered into a Stock Option Agreement dated June 30, 1997, pursuant to which CSB granted the Corporation an irrevocable option to purchase up to 330,776 shares of CSB Common Stock (19.9% of the CSB Common Stock outstanding, before giving effect to the exercise of the option) at a price of $13.25 per share (the "Option"). The number of shares of CSB Common Stock subject to the Option will be increased to the extent that CSB issues additional shares of CSB Common Stock (otherwise than pursuant to an exercise of the Option) such that the number of shares of CSB Common Stock subject to option continues to equal 19.9% of the CSB Common Stock then issued and outstanding, without giving effect to the issuance of shares pursuant to an exercise of the Option. The Option was granted by CSB as a condition of and in consideration for the Corporation's offer and entering into the Letter of Intent. The Option is exercisable only upon the occurrence of certain events generally related to a change in control of or a material business combination of CSB. The Option also allows the holder thereof to require that CSB repurchase (at a price determined as specified in the Stock Option Agreement) the Option or the shares of CSB Common Stock acquired pursuant to the exercise of the CSB Option if certain conditions are met.

                 CSB is a North Carolina state-chartered commercial bank with four banking offices in Cleveland and Rutherford Counties, North Carolina. As of June 30, 1997, CSB had total assets of approximately $141,489,000, total deposits of approximately $128,091,000 and shareholders' equity of approximately $13,398,000.

          ACCOUNTING AND REGULATORY MATTERS

                 In February 1997, the Financial Accounting Standards Board
          (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 simplifies the computation of earnings per share (EPS) by replacing the presentation of "primary" earnings per share with a presentation of "basic" EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS is computed similarly to "fully diluted" EPS under existing accounting rules. Dual presentation of basic and diluted EPS is required for complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted but restatement of prior years' EPS is required. The adoption of SFAS No. 128 is not expected to have a material effect on previously reported earnings per share.

                 In February 1997, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure." This

           Statement establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for the Corporation's financial statements as of December 31, 1997. The Corporation does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

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

                 Factors that may cause actual results to differ materially from these forward-looking statements include but are not limited to the passage of unforeseen state or federal legislation or regulation applicable to the Corporation's operations, the Corporation's ability to accurately predict loan loss provision needs using its present risk grading system, and the Corporation's ability to negotiate a definitive merger agreement with CSB on terms favorable to the Corporation.

          Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                   RISK.

                   Not applicable.

          PART II - OTHER INFORMATION

          Item 4. Submission of matters to a Vote of Security Holders.

                   (a) First Charter Corporation's Annual Meeting of Shareholders was held on April 29, 1997.

                   (b) The following directors were elected for three-year terms expiring in 2000.
                                                                   Broker
                                   For            Withholding   Non-Votes
               Jane B. Brown       4,467,208           10,204          --
               Michael R. Coltrane 4,468,457            8,955          --
               J. Roy Davis, Jr.   4,475,000            2,412          --
               James B. Fincher    4,469,205            8,207          --
               Hugh H. Morrison    4,476,027            1,385          --

                   For a one year term expiring in 1998:

                                                                   Broker
                                   For            Withholding   Non-Votes
               Branson C. Jones    4,456,046           21,366           --


               The following directors' terms of office continued after the annual meeting:

               William R. Black
               Grady S. Carpenter
               H. Clark Goodwin
               Frank H. Hawfield
               J. Knox Hillman
               Lawrence M. Kimbrough
               Robert F. Lowrance
               T. David Propst
               Robert L. Wall
               James B. Widenhouse

               A brief description of the other matters (exclusive of procedural matters) voted upon at the meeting is set forth below.

               A motion to approve the Corporation's Stock Option Plan for Non-Employee Directors was adopted by a vote of the majority of the shares of the Corporation's Common Stock present or represented by proxy and entitled to vote, as follows:

          For:                   4,570,716
          Against:                 628,258
          Abstained:                43,000
          Broker Non Votes:         69,199

               A motion to approve the Corporation's 1998 Employee Stock Purchase Plan was adopted by a vote of the majority of the shares of the Corporation's Common Stock present or represented by proxy and entitled to vote, as follows:

          For:                   5,163,226
          Against:                  64,932
          Abstained:                13,816
          Broker Non Votes:         69,199

               A motion to ratify the action of the Board of Directors in selection of KPMG Peat Marwick LLP as independent public accountants for 1997 was adopted by a vote of the majority of the votes cast with respect to shares of the Corporation's Common Stock as follows:

          For:                   5,216,052
          Against:                     970
          Abstained:                24,952
          Broker Non Votes:         69,199

          Item 5. Other Information

               Effective July 1, 1997, the Board of Directors of the Registrant was reorganized as follows: Each of Jane B. Brown, Grady S. Carpenter, Robert F. Lowrance, T. David Propst, Robert
          L. Wall and James B. Widenhouse resigned from the Registrant's Board of Directors, and Mr. Thomas R. Revels was elected as a member of the Registrant's Board of Directors in the class of directors whose terms expire in 1999, to serve until the next Annual Meeting of Shareholders or until his successor shall be elected and shall qualify. As a result of this restructuring, the number of members of the Registrant's Board of Directors was set at twelve, consisting of the following persons serving in the following classes:

               Directors for terms to expire in 1998:
                   J. Knox Hillman, Jr.
                   Branson C. Jones
                   Lawrence M. Kimbrough
                   Jerry E. McGee

               Directors for terms to expire in 1999:
                   William R. Black
                   H. Clark Goodwin
                   Frank H. Hawfield, Jr.
                   Thomas R. Revels

               Directors for terms to expire in 2000:
                   Michael R. Coltrane
                   J. Roy Davis, Jr.
                   James B. Fincher
                   Hugh H. Morrison

          Item 6. Exhibits and Reports on Form 8-K


                 (a)     Exhibits

                         Exhibit No.
                         (per Exhibit Table
                         in item 601 of
                         Regulation S-K)     Description of Exhibits

                             3.1             Restated Charter of the
                                             Registrant, incorporated
                                             herein by reference to Exhibit
                                             3.1 of the Registrant's Annual
                                             Report on Form 10-K for the
                                             fiscal year ended December 31,
                                             1994 (Commission File No. 0-
                                             15829).

                             3.2 By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
                                             (Commission File No. 0-15829).

                             10.1 Letter of Intent between First Charter Corporation and
                                             Carolina State Bank, dated
                                             June 30, 1997.

                             10.2            Stock Option Agreement dated
                                             June 30, 1997 between the
                                             Registrant and Carolina State
                                             Bank (incorporated herein by
                                             reference to Exhibit 99.2 of
                                             the Registrant's Current
                                             Report on Form 8-K filed July
                                             2, 1997.

                             11              Statements regarding
                                             computation of per share
                                             earnings.

                             27              Financial Data Schedules

                 (b) On July 2, 1997, First Charter Corporation filed a current report on Form 8-K, generally reporting pursuant to Item 5 thereof the Letter of Intent and the Stock Option Agreement entered into between First Charter Corporation and Carolina State Bank each dated June 30, 1997.

          Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST CHARTER CORPORATION
                                             (Registrant)




          Date:    August 14, 1997            By: \s\ Robert O. Bratton
                                                 Robert O. Bratton
                                                 Executive Vice President &
                                                 Principal Financial and
                                                 Accounting Officer

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