Form 10-Q
period 1997-09-30
FIRST CHARTER CORP /NC/
filed 1997-11-14
CIK 717306

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

     7,565,558 shares of Common Stock, $5.00 par value, outstanding as of November 14, 1997.

PART 1.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                           FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)                            September 30,   December 31,
                                                        1997           1996

 ASSETS                                                Unaudited
 Cash and due from banks . . . . . . . . . . .     $     27,974   $      31,300
 Interest bearing bank deposits  . . . . . . .           12,351          10,850

 Securities available for sale:
  U.S. Government obligations  . . . . . . . .           22,850          28,099
  U.S. Government agency obligations   . . . .           14,705          11,583
  Mortgage-backed securities   . . . . . . . .           12,197          14,513
  State and municipal obligations, nontaxable            75,140          72,050
  Other . . . . . . . . . . . . . . . . . . .            10,548          5,876

    Total securities available for sale . . .           135,440        132,121
 Loans . . . . . . . . . . . . . . . . . . . .          397,863         360,673
  Less:  Unearned income . . . . . . . . . . .             (306)           (192)
         Allowance for loan losses . . . . . .           (5,583)         (5,128)
 Loans, net  . . . . . . . . . . . . . . . . .          391,974         355,353
 Premises and equipment, net . . . . . . . . .           12,730          11,385

 Other assets . . . . . . . . . . . . . . . .             5,475          5,847
    Total assets  . . . . . . . . . . . . . .     $     585,944   $    546,856
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits, domestic:
  Noninterest bearing demand   . . . . . . . .     $     77,616    $     85,863
 Interest bearing:

  NOW accounts   . . . . . . . . . . . . . . .           77,042          76,644
  Time   . . . . . . . . . . . . . . . . . . .          267,826         253,753
  Certificates of deposit greater
    than $100,000 . . . . . . . . . . . . . .            64,444         38,955
    Total deposits  . . . . . . . . . . . . .           486,928        455,215
 Other borrowings  . . . . . . . . . . . . . .           29,720          27,261

 Other liabilities. . . . . . . . . . . . . .             4,466          4,971
    Total liabilities . . . . . . . . . . . .           521,114        487,447
 Shareholders' equity:
 Common stock - $5 par value; authorized,
  10,000,000 shares; issued and outstanding,
  7,555,927 shares at 9/30/97 and 6,301,213
  shares at 12/31/96   . . . . . . . . . . . .           37,780          31,506
 Additional paid-in capital  . . . . . . . . .                4             578
 Unrealized gain on securities available
  for sale, net  . . . . . . . . . . . . . . .            2,923           1,670
 Retained earnings . . . . . . . . . . . . . .           24,123          25,655
     Total shareholders' equity  . . . . . . .           64,830          59,409

     Total liabilities and shareholders' equity   $     585,944    $    546,856




 See accompanying notes to consolidated financial statements.

                           FIRST CHARTER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)




          (Dollars in thousands, except per share data)                   For Nine Months Ended
                                                                           Sept. 30,   Sept. 30,
          Interest Income:                                                   1997         1996

          Interest and fees on loans  . . . . . . . . . . . . . . .     $     26,799  $   24,115
          Federal funds sold  . . . . . . . . . . . . . . . . . . .               22         140
          Interest bearing bank deposits  . . . . . . . . . . . . .              242         279
          Securities available for sale . . . . . . . . . . . . . .            5,392       5,604
              Total interest income . . . . . . . . . . . . . . . .           32,455      30,138
          Interest Expense:
          Deposits:
            Demand  . . . . . . . . . . . . . . . . . . . . . . . .            1,070         987
            Money Market  . . . . . . . . . . . . . . . . . . . . .              924         869
            Savings and Time  . . . . . . . . . . . . . . . . . . .           10,434      10,062
          Other borrowings  . . . . . . . . . . . . . . . . . . . .            1,136         996
              Total interest expense  . . . . . . . . . . . . . . .           13,564      12,914
              Net interest income . . . . . . . . . . . . . . . . .           18,891      17,224
          Provision for loan losses . . . . . . . . . . . . . . . .              885         820
              Net interest income after provision for loan losses .           18,006      16,404

          Noninterest income:
          Trust income  . . . . . . . . . . . . . . . . . . . . . .            1,280       1,059
          Service charges on deposit accounts . . . . . . . . . . .            2,381       1,961
          Insurance and other commissions . . . . . . . . . . . . .              104         127
          Securities available for sale transactions, net . . . . .              404         246
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .            1,556       1,180
              Total noninterest income  . . . . . . . . . . . . . .            5,725       4,573

          Noninterest expense:
          Salaries and fringe benefits  . . . . . . . . . . . . . .            7,131       6,521
          Occupancy and equipment . . . . . . . . . . . . . . . . .            2,137       1,739
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .            3,959       3,428
              Total noninterest expense . . . . . . . . . . . . . .           13,227      11,688

              Income before income taxes  . . . . . . . . . . . . .           10,504       9,289
          Income taxes  . . . . . . . . . . . . . . . . . . . . . .            3,103       2,749
              Net Income  . . . . . . . . . . . . . . . . . . . . .      $     7,401  $    6,540

          See accompanying notes to consolidated financial statements.

                                 FIRST CHARTER CORPORATION AND SUBSIDIARIES

                                    EARNINGS PER SHARE DATA (Unaudited)

                                                                           For Nine Months Ended
                                                                           Sept. 30,    Sept. 30,
                                                                             1997         1996


          Primary income per share data:
             Net income . . . . . . . . . . . . . . . . . . . . . .      $      0.97   $     0.87

             Average common equivalent shares . . . . . . . . . . .        7,632,789    7,585,273

          Income per share data assuming full dilution:
             Net income . . . . . . . . . . . . . . . . . . . . . .      $      0.97   $     0.87
             Average common equivalent shares . . . . . . . . . . .        7,656,479    7,585,273


          Cash dividends declared . . . . . . . . . . . . . . . . .      $      0.39   $     0.38







          See accompanying notes to consolidated financial statements.

                             FIRST CHARTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME (Unaudited)




          (Dollars in thousands, except per share data)                    For Three Months Ended
                                                                          Sept. 30,    Sept. 30,
          Interest Income:                                                  1997           1996

          Interest and fees on loans  . . . . . . . . . . . . . . .     $     9,434  $     8,189
          Federal funds sold  . . . . . . . . . . . . . . . . . . .              20           64
          Interest bearing bank deposits  . . . . . . . . . . . . .             154          100
          Securities available for sale . . . . . . . . . . . . . .           1,788        1,841

              Total interest income . . . . . . . . . . . . . . . .          11,396       10,194
          Interest Expense:
          Deposits:
            Demand  . . . . . . . . . . . . . . . . . . . . . . . .             369          335
            Money Market  . . . . . . . . . . . . . . . . . . . . .             346          302
            Savings and Time  . . . . . . . . . . . . . . . . . . .           3,726        3,380

          Other borrowings  . . . . . . . . . . . . . . . . . . . .             383          340
              Total interest expense  . . . . . . . . . . . . . . .           4,824        4,357
              Net interest income . . . . . . . . . . . . . . . . .           6,572        5,837
          Provision for loan losses . . . . . . . . . . . . . . . .             200          200
              Net interest income after provision for loan losses .           6,372        5,637
          Noninterest income:

          Trust income  . . . . . . . . . . . . . . . . . . . . . .             450          345
          Service charges on deposit accounts . . . . . . . . . . .             803          644
          Insurance and other commissions . . . . . . . . . . . . .              30           34
          Securities available for sale transactions, net . . . . .              --          101
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .             533          381
              Total noninterest income  . . . . . . . . . . . . . .           1,816        1,505

          Noninterest expense:
          Salaries and fringe benefits  . . . . . . . . . . . . . .           2,427        2,312
          Occupancy and equipment . . . . . . . . . . . . . . . . .             773          615
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .           1,409        1,190
              Total noninterest expense . . . . . . . . . . . . . .           4,609        4,117

              Income before income taxes  . . . . . . . . . . . . .           3,579        3,025
          Income taxes  . . . . . . . . . . . . . . . . . . . . . .           1,054          837
              Net Income  . . . . . . . . . . . . . . . . . . . . .      $    2,525   $    2,188

          See accompanying notes to consolidated financial statements.


                                FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                    EARNINGS PER SHARE DATA (Unaudited)


                                                                           For Three Months Ended
                                                                          Sept. 30,     Sept. 30,
                                                                            1997          1996


          Primary income per share data:
             Net income . . . . . . . . . . . . . . . . . . . . . .      $     0.33    $     0.29
             Average common equivalent shares . . . . . . . . . . .       7,651,470     7,604,460


          Income per share data assuming full dilution:
             Net income . . . . . . . . . . . . . . . . . . . . . .      $     0.33    $     0.29
             Average common equivalent shares . . . . . . . . . . .       7,651,470     7,605,313

          Cash dividends declared . . . . . . . . . . . . . . . . .      $     0.14   $     0.125








          See accompanying notes to consolidated financial statements.

    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
    For The Nine Months Ended September 30, 1997 and 1996

                                                                           Unrealized
                                                                                Gains
                                                                              (Losses)
                                                                                   on
                                                     Add'l                 Securities
                                         Common    Paid-in     Retained     Available
     (Dollars in thousands)               Stock    Capital     Earnings  for Sale,net        Total

     Balance, December 31, 1995.... $    31,180   $     --  $    20,578  $      1,666  $    53,424
     Net income for the
      nine months ended
      Sept. 30, 1996...............          --         --        6,540            --        6,540
     Cash dividends of $0.38
      per share....................          --         --       (2,829)           --       (2,829)
     Purchase and retirement
      of 3,140 shares of
      common stock.................         (16)       (46)          --            --          (62)
     Stock options exercised
      and Dividend Reinvestment
      Plan stock issued totaling
      70,356 shares................         352        719           --            --        1,071
     Unrealized loss on
      securities available
      for sale, net................          --         --           --        (1,166)      (1,166)
     Balance, Sept. 30, 1996..  ....$    31,516  $     673  $    24,289  $        500   $   56,978

     Balance, December 31, 1996.... $    31,506  $     578  $    25,655  $      1,670   $   59,409
     Net income for the
      nine months ended
      Sept. 30, 1997...............          --         --        7,401            --        7,401
     Cash dividends of $0.39
      per share....................          --         --       (2,947)           --       (2,947)
     Purchase and retirement
      of 61,890 shares of
      common stock.................        (310)      (827)        (161)           --       (1,298)
     Stock options exercised
      and Dividend Reinvestment
      Plan stock issued totaling
      56,919 shares................         284        744          (16)           --        1,012
     6-for-5 stock split...........       6,300       (491)      (5,809)           --           --
     Unrealized gain on
      securities available
      for sale, net................          --         --           --         1,253        1,253
     Balance, Sept. 30, 1997.......$     37,780  $       4  $    24,123    $    2,923   $   64,830


 See accompanying notes to consolidated financial statements.

    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                       For Nine Months Ended
    (Dollars in thousands)                                           Sept.30,1997  Sept.30, 1996

    Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .     $      7,401  $      6,540
      Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for loan losses   . . . . . . . . . . . . . . .              895           820
       Depreciation  . . . . . . . . . . . . . . . . . . . . . .            1,157           845
       Premium amortization and discount accretion, net  . . . .             (112)           67
       Net gain on securities available for
        sale transactions  . . . . . . . . . . . . . . . . . . .             (404)         (246)
       Net loss (gain) on sale of premises and equipment   . . .              (12)            4
       Origination of mortgage loans held for sale   . . . . . .           (7,620)      (14,671)
       Proceeds from sale of mortgage loans available for sale .            6,757        13,931
       Increase in other assets  . . . . . . . . . . . . . . . .             (429)       (1,725)
       Decrease in other liabilities   . . . . . . . . . . . . .             (505)       (1,907)
          Net cash provided by operating activities  . . . . . .            7,128         3,658
    Cash flows from investing activities:
      Proceeds from sales of securities available for sale . . .            3,902         6,072
      Proceeds from maturities of securities available for sale .          14,644        24,194
      Purchase of securities available for sale  . . . . . . . .          (19,295)      (29,513)
      Net increase in loans  . . . . . . . . . . . . . . . . . .          (36,653)      (17,677)
      Proceeds from sales of premises and equipment  . . . . . .              254           107
      Purchase of premises and equipment . . . . . . . . . . . .           (2,744)       (1,979)
         Net cash used in investing activities . . . . . . . . .          (39,892)      (18,796)
    Cash flows from financing activities:
      Net increase (decrease) in demand, NOW, money market and
       savings accounts  . . . . . . . . . . . . . . . . . . . .           (9,303)       14,187
      Net increase in certificates of deposit  . . . . . . . . .           41,016        17,294
      Net increase (decrease) in other borrowings  . . . . . . .            2,459        (7,976)
      Net decrease in advances for taxes and insurance . . . . .               --           (61)
      Purchase of common stock . . . . . . . . . . . . . . . . .           (1,298)          (62)
      Proceeds from issuance of common stock . . . . . . . . . .            1,012         1,070
      Dividends paid . . . . . . . . . . . . . . . . . . . . . .           (2,947)       (2,829)
         Net cash provided by financing activities   . . . . . .           30,939        21,623
      Net increase (decrease) in cash and cash equivalents . . .           (1,825)        6,485
      Cash and cash equivalents at beginning of period . . . . .           42,150        33,642
      Cash and cash equivalents at end of period . . . . . . . .     $     40,325   $    40,127
                                                                                     (Continued)


    FIRST CHARTER CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)



                                                                         For Nine Months Ended

    (Dollars in thousands)                                            Sept 30,1997 Sept. 30,1996
    Supplemental disclosures of cash flow information:
     Cash paid during the year for:
     Interest  . . . . . . . . . . . . . . . . . . . . . . . . .    $      13,331  $     12,641
     Income taxes  . . . . . . . . . . . . . . . . . . . . . . .    $       2,842  $      2,477
    Supplemental disclosure of non-cash transactions:
     Transfer of loans, premises and equipment to other
     real estate owned   . . . . . . . . . . . . . . . . . . . .    $          --  $        608
     Unrealized gains (loss) in value of securities available
     for sale (net of tax effect of $801,000 and ($707,000)
     for 9/30/97 and 9/30/96, respectively)  . . . . . . . . . .    $       1,253  $     (1,666)



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

          3. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for the interim periods presented. All such adjustments were of a normal recurring nature.

          4. On August 15, 1997, First Charter Corporation (the "Corporation") and Carolina State Bank ("CSB") entered into a definitive agreement (the "Merger Agreement") for the acquisition of CSB by the Corporation (the "Acquisition"). In the Acquisition, the Corporation will acquire all of the outstanding shares of common stock, $4.50 par value per share, of CSB (the "CSB Common Stock") in exchange for 1.023 shares of common stock, $5.00 par value per share, of the Corporation (the "Corporation's Common Stock") for each share of CSB Common Stock. As of September 30, 1997, 1,662,792 shares of CSB Common Stock were issued and outstanding, and there were outstanding employee stock options to purchase 58,000 shares.

               The Acquisition is intended to qualify as a tax-free reorganization and is anticipated to be accounted for as a pooling of interests. Consummation of the Acquisition is subject to certain additional conditions, including but not limited to (i) the approvals of the shareholders of the Corporation and CSB; (ii) the approvals of applicable banking regulatory authorities; and (iii) the effectiveness of a registration statement related to the Corporation's Common Stock to be issued in the Acquisition.

               In connection with the execution of a Letter of Intent with respect to the Acquisition on June 30, 1997, the Corporation and CSB entered into a Stock Option Agreement dated June 30, 1997, pursuant to which CSB granted the Corporation an irrevocable option to purchase up to 330,776 shares of CSB Common Stock (19.9% of the CSB Common Stock outstanding, before giving effect to the exercise of the option) at a price of $13.25 per share (the "Option"). The number of shares of CSB Common Stock subject to the Option will be increased to the extent that CSB issues additional shares of CSB Common Stock (otherwise than pursuant to an exercise of the Option) such that the number of shares of CSB Common Stock subject to option continues to equal 19.9% of the CSB Common Stock then issued and outstanding, without giving effect to the issuance of shares pursuant to an exercise of the Option. The Option was granted by CSB as a condition of and in consideration for the Corporation's offer and entering into the Letter of Intent. The Option is exercisable only upon the occurrence of certain events generally related to a change in control of or a material business combination of CSB otherwise than with the Corporation or its subsidiaries. The Option also allows the holder thereof to require that CSB repurchase (at a price determined as specified in the Stock Option Agreement) the Option or the shares of CSB Common Stock acquired pursuant to the exercise of the CSB Option if certain conditions are met.

               CSB is a North Carolina state-chartered commercial bank with four banking offices in Cleveland and Rutherford Counties, North Carolina. As of September 30, 1997, CSB had total assets of approximately $142,923,000, total deposits of approximately $122,547,000 and shareholders' equity of approximately $13,503,000.

          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 The consolidated balance sheets of First Charter
          Corporation (the "Corporation") represent account balances for the Corporation and its wholly owned banking subsidiaries, First Charter National Bank ("FCNB") and Bank of Union ("Union").

          LIQUIDITY

                 FCNB and Union (the "Banks") derive the major source of their liquidity from their core deposit base. Liquidity is further provided by loan repayments, maturities in the investment portfolios, the ability to secure public deposits, the availability of federal fund lines at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Banks are members of the Federal Home Loan Bank ("FHLB") System which provides access to FHLB lending sources. Another source of liquidity is the securities available for sale portfolios which may be sold in response to liquidity needs. Management believes the Banks' sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.*

          CAPITAL RESOURCES
                 At September 30, 1997, total shareholders' equity was $64,829,820, or $8.58 per share compared to $59,409,181, or $7.86 per share at December 31, 1996.

                 At September 30, 1997, the Corporation and the Banks were in compliance with all existing capital requirements. The Corporation's capital requirements are summarized in the table below:

                                               Risk-Based Capital
                  Leverage Capital      Tier 1 Capital       Total Capital
                      Amount    %(1)    Amount     %(2)      Amount    %(2)
                                       (Dollars in thousands)

          Actual   $ 61,860   10.78%   $61,860   14.34%     $67,254  15.59%
          Required   22,953    4.00     17,261    4.00       34,522   8.00
          Excess     38,907    6.78     44,599   10.34       32,732   7.59

          (1) Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3% to 5%, depending on the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.

          (2)    Percentage of risk-weighted assets.


          *Denotes forward-looking statement.  See "MANAGEMENT'S DISCUSSION
           AND ANALYSIS - FACTORS THAT MAY AFFECT FUTURE RESULTS"

          REGULATORY RECOMMENDATIONS

                 Management is not presently aware of any current recommendations to the Corporation or to the Banks by regulatory authorities which, if they were to be implemented, would have a material adverse effect on the Corporation's liquidity, capital resources, or operations.*

          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 Net income for the three month period ended September 30, 1997 was $2,524,718, or $0.33 per share versus $2,187,824, or
          $0.29 per share for the comparable period in 1996, which represents a 15.4% increase. Net income for the nine month period ended September 30, 1997 was $7,400,818, or $0.97 per share versus $6,540,267, or $0.87 per share for the comparable period in 1996, which represents a 13.2% increase. The increases for the three and nine month periods ending September 30, 1997 are primarily attributable to increases in net interest income and noninterest income which were partially offset by increases in noninterest expenses. On an annualized basis, year to date results represent a return on average assets of 1.79% versus 1.68% and a return on average equity of 15.92% versus 15.67%, for the periods ended September 30, 1997 and September 30, 1996, respectively.

                 Total assets at September 30, 1997 were $585,943,581 compared to $546,856,181 at December 31, 1996. Loan demand was strong during the first nine months of 1997. As a result, gross loans increased 10.3% to $397,863,338 from $360,673,182 at
          December 31, 1996. Total deposits increased 7.0% to $486,927,505 from $455,214,521 at December 31, 1996. During the first nine months of 1997, certificates of deposit increased primarily due to several advertising campaigns which raised approximately $20.0 million in new deposits with maturities of nine, eighteen or twenty-four months. Additionally, $10.0 million was added in public deposits with maturities of six months. Management does not anticipate renewing these public deposits upon their maturity. The increase in total deposits was partially offset by a decrease in noninterest bearing demand accounts. This category increased at year-end primarily due to a large influx of corporate deposits which returned to more normal levels in early 1997.

                 Securities available for sale totaled $135,439,907 at September 30, 1997 for an increase of approximately $3.3 million from December 31, 1996. The increase was due to approximately $2.1 million in unrealized gains in value and $1.2 million in acquisitions of securities. During the year, as maturities, sales, or paydowns occurred on securities, the proceeds were



          *Denotes forward-looking statement.  See "MANAGEMENT'S DISCUSSION
           AND ANALYSIS - FACTORS THAT MAY AFFECT FUTURE RESULTS" utilized to meet loan demand and reinvested in additional securities. The carrying value of securities available for sale was $4,792,327 above their amortized cost at September 30, 1997, which represents gross unrealized gains of $5,037,579 and gross unrealized losses of $245,252.

                 For the three and nine month periods ended September 30, 1997, net interest income before provision for loan losses increased $735,000 and $1,667,000, respectively, over the
          comparable periods in 1996.   The increases during these periods
          are primarily attributable to an increase in the level of interest earning assets and were further enhanced by a higher net interest margin. The net interest margin increased to 5.25% year to date at September 30, 1997 from 5.09% for the same period in 1996. The average yield on earning assets increased to 8.76% at September 30, 1997 compared to 8.64% at September 30, 1996, and the average rate paid on interest-bearing liabilities decreased to 4.39% at September 30, 1997 compared to 4.43% at September 30, 1996.

                 Management continues to assess interest rate risk based on an earnings simulation model. The Corporation's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed immediately rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories.*

                 The provision for loan losses for the three and nine months ended September 30, 1997 was $200,000 and $885,000, respectively, compared to $200,000 and $820,000, for the three and nine months ended September 30, 1996, respectively. The increase in the provision for the nine months ended September 30, 1997 was attributable to an increase in gross loans outstanding and was partially offset by a reduction in net charge-offs. Net charge-offs were approximately $127,000 and $430,000, for the three and nine months ended September 30, 1997 respectively, compared to net charge-offs of approximately $171,000 and $548,000 for the same periods of 1996. At September 30, 1997 and December 31, 1996, the allowance for loan losses as a percentage of gross loans was 1.41% and 1.42%, respectively. Management continues to perform a monthly analysis of the allowance utilizing a system for risk grading the portfolio. Based on this review, management believes the allowance to be adequate; however, future adjustments may be necessary if economic and other conditions differ substantially from management's assumptions.*



          *Denotes forward-looking statement.  See "MANAGEMENT'S DISCUSSION
           AND ANALYSIS - FACTORS THAT MAY AFFECT FUTURE RESULTS"

                 In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for loan losses and losses on real estate owned. Such agencies may require the Banks to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

                 The following table presents changes in the allowance for loan losses at September 30, 1997 and 1996, respectively.

                                                  Sept. 30,      Sept 30,
            (Dollars in thousands)                  1997           1996
            Beginning Balance . . . . . . . . . . $    5,128   $     4,856
            Add:
            Provision charged to operations . . .        885           820
                                                       6,013         5,676
            Less:
            Loan charge-offs  . . . . . . . . . .        625           845
              Less loan recoveries  . . . . . . .        195           297
                 Net loan charge-offs . . . . . .        430           548
            Ending Balance  . . . . . . . . . . . $    5,583   $     5,128

                 At September 30, 1997, the recorded investment in loans that were considered to be impaired under the Financial Accounting Standards Board (FASB) Standard No. 114 and No. 118 was $1,451,663 (of which $1,155,309 was on nonaccrual) compared to the recorded investment in impaired loans of $1,623,924 (of which $1,292,029 was on nonaccrual) at December 31, 1996. The related allowance for loan losses on these loans was $557,999 and $669,248 at September 30, 1997 and December 31, 1996,
          respectively. At September 30, 1997 and December 31, 1996, there were specific allocations of the allowance for loan loss for each impaired loan. The average recorded investment in impaired loans for the nine months ended September 30, 1997 and 1996 was $1,539,807 and $2,014,554, respectively. For the nine months ended September 30, 1997 and 1996, the Corporation recognized interest income on impaired loans of $15,092 and $17,128, respectively, none of which was recognized using the cash method of income recognition.

                 Total problem assets at September 30, 1997 were $3,774,000 or 0.85% of gross loans, compared to $2,721,000 or 0.75% at December 31, 1996. The increase in problem assets is due primarily to several construction loans totaling $342,000 and several 1-4 family residential mortgage loans totaling $415,000 which are 90 days or more past due and still accruing. The components of nonperforming and problem assets are presented in the table below:
                                             September 30,    December 31,
          (Dollars in thousands)                1997              1996
          Nonaccrual loans      . . . . .     $   1,175       $  1,338
          Other real estate     . . . . .           832            759
          Total non-performing assets . .         2,007          2,097
          Loans 90 days or more past
            due and still accruing  . . .         1,767            624
          Total problem assets  . . . . .     $   3,774       $  2,721

                 Interest income that would have been recorded on nonaccrual loans for the nine months ended September 30, 1997, had they performed in accordance with their original terms, amounted to approximately $87,562. There was no interest income recorded on non-accrual loans for the nine months ended September 30, 1997.

                 Noninterest income for the three and nine month periods ended September 30, 1997 increased approximately $311,000 or 20.7% and $1,152,000 or 25.2%, respectively, over the comparable periods in 1996. The factors contributing to the increases for the three and nine months ended September 30, 1997 were higher trust income primarily due to higher levels of assets under management, higher service charge income on deposit accounts due to increased fees in non-sufficient fund charges and higher commissions earned on brokerage services resulting from increased sales volumes. In addition, the increase for the nine month period includes gains on sales of securities available for sale.

                 Noninterest expense for the three and nine month periods ended September 30, 1997 increased approximately $492,000 or 12.0% and $1,539,000 or 13.2%, respectively, over the comparable periods in 1996. The increase is primarily attributable to higher salaries and fringe benefits due to greater number of full-time equivalents and higher occupancy and equipment expense due to depreciation expense for new computer network technology added in mid-1996. Additional increases were incurred in advertising, FDIC insurance, data processing, postage, supplies and telephone expenses.

                 Total income tax expense for the three and nine month periods ended September 30, 1997 increased $217,000 and $354,000, respectively over the comparable periods in 1996. The increase is attributable to an increase in taxable income which was partially offset by a slight decrease in the effective tax rate.

          PENDING ACQUISITION OF CAROLINA STATE BANK

                 On August 15, 1997, the Corporation and Carolina State Bank ("CSB") entered into a definitive agreement (the "Merger Agreement") for the acquisition of CSB by the Corporation (the "Acquisition"). In the Acquisition, the Corporation will acquire all of the outstanding shares of common stock, $4.50 par value per share, of CSB (the "CSB Common Stock") in exchange for 1.023 shares of common stock, $5.00 par value per share, of the Corporation (the "Corporation's Common Stock") for each share of CSB Common Stock. As of September 30, 1997, 1,662,792 shares of CSB Common Stock were issued and outstanding, and there were outstanding employee stock options to purchase 58,000 shares.

                 First Charter anticipates one-time merger and related charges of $2.0 million to $2.9 million ($1.6 million to $2.2 million, net of tax effects) in connection with the Acquisition. Professional fees associated with the transaction (including fixed financial advisor fees as well as attorneys' and accountants' fees) are expected to represent the largest portion of the expenses and charges, as well as estimated expenses associated with various severance-related obligations.*

                 The Acquisition is intended to qualify as a tax-free reorganization and is anticipated to be accounted for as a pooling of interests. Consummation of the Acquisition is subject to certain additional conditions, including but not limited to
          (i) the approvals of the shareholders of the Corporation and CSB;
          (ii) the approvals of applicable banking regulatory authorities; and (iii) the effectiveness of a registration statement related to the Corporation's Common Stock to be issued in the Acquisition.

                 In connection with the execution of a Letter of Intent with respect to the Acquisition on June 30, 1997, the Corporation and CSB entered into a Stock Option Agreement dated June 30, 1997, pursuant to which CSB granted the Corporation an irrevocable option to purchase up to 330,776 shares of CSB Common Stock (19.9% of the CSB Common Stock outstanding, before giving effect to the exercise of the option) at a price of $13.25 per share (the "Option"). The number of shares of CSB Common Stock subject to the Option will be increased to the extent that CSB issues additional shares of CSB Common Stock (otherwise than pursuant to an exercise of the Option) such that the number of shares of CSB Common Stock subject to option continues to equal 19.9% of the CSB Common Stock then issued and outstanding, without giving effect to the issuance of shares pursuant to an exercise of the Option. The Option was granted by CSB as a condition of and in consideration for the Corporation's offer and entering into the Letter of Intent. The Option is exercisable only upon the occurrence of certain events generally related to a change in control of or a material business combination of CSB otherwise than with the Corporation or its subsidiaries. The Option also allows the holder thereof to require that CSB repurchase (at a price determined as specified in the Stock Option Agreement) the Option or the shares of CSB Common Stock acquired pursuant to the exercise of the CSB Option if certain conditions are met.

                 CSB is a North Carolina state-chartered commercial bank with four banking offices in Cleveland and Rutherford Counties, North Carolina. As of September 30, 1997, CSB had total assets of approximately $142,923,000, total deposits of approximately $122,547,000 and shareholders' equity of approximately $13,503,000.


          *Denotes forward-looking statement.  See "MANAGEMENT'S DISCUSSION
           AND ANALYSIS - FACTORS THAT MAY AFFECT FUTURE RESULTS"

          YEAR 2000 CONSIDERATIONS

                 The Corporation utilizes many computer software programs and operating systems throughout the organization. Some of these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," therefore some level of modification, or even possibly replacement of such applications will be necessary. The Corporation is currently in the process of completing its identification of applications that are not "Year 2000" compliant. Given information known at this time about Corporation systems having such issues, coupled with the Corporation's on-going, normal course-of-business efforts to upgrade or replace business critical systems, as necessary, it is currently not expected that the costs of becoming "Year 2000" compliant will have a material adverse impact on the Corporation's liquidity or its results of operations.*

          ACCOUNTING AND REGULATORY MATTERS

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





          *Denotes forward-looking statement.  See "MANAGEMENT'S DISCUSSION
           AND ANALYSIS - FACTORS THAT MAY AFFECT FUTURE RESULTS"

          FACTORS THAT MAY AFFECT FUTURE RESULTS

                 The foregoing discussion identifies certain forward-looking statements and may contain other forward-looking statements about the Corporation's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

                 Factors that may cause actual results to differ materially from these forward-looking statements include but are not limited to the passage of unforeseen state or federal legislation or regulation applicable to the Corporation's operations, the Corporation's ability to accurately predict loan loss provision needs using its present risk grading system, and, with respect to the merger-related expenses, the inability to consummate the Acquisition by the end of fiscal year 1997 or the inability of First Charter to consolidate the operations of CSB with First Charter or to achieve technological efficiencies as soon as anticipated.




          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK.

                   Not applicable.

          PART II - OTHER INFORMATION

          Item 2. Changes in Securities and Use of Proceeds

                   The Registrant periodically issues unregistered shares of its Common Stock to key employees pursuant to the exercise of options granted under its Comprehensive Stock Option Plan pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. During the quarter ended September 30, 1997, the Registrant issued the following shares pursuant to such option exercises:


          On July 14, 1997, the Registrant issued 3,194 shares for an aggregate of $5,000.00.

          On July 23, 1997, the Registrant issued 350 shares for an aggregate of $1,869.00.

          On August 7, 1997, the Registrant issued 648 shares for an aggregate of $5,670.00.

          On August 20, 1997, the Registrant issued 180 shares for an aggregate of $2,208.60.

          On October 20, 1997, the Registrant issued 672 shares for an aggregate of $5,880.00.

          On October 20, 1997, the Registrant issued 120 shares for an aggregate of $2,124.00.

          On October 20, 1997, the Registrant issued 100 shares for an aggregate of $1,885.00.

          Item 6. Exhibits and Reports on Form 8-K


                 (a)     Exhibits

                         Exhibit No.
                         (per Exhibit Table
                         in item 601 of
                         Regulation S-K)     Description of Exhibits

                             2.1             Agreement and Plan of Merger
                                             dated August 15, 1997 between
                                             the Registrant and Carolina
                                             State Bank (incorporated
                                             herein by reference to Exhibit
                                             99.2 of the Registrant's
                                             Current Report on Form 8-K
                                             filed August 18, 1997 and
                                             Exhibit 2.1 of the
                                             Registrant's Registration
                                             Statement on Form S-4 File No.
                                             333-35905).

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

                         On August 18, 1997, First Charter Corporation filed a current report on Form 8-K, reporting pursuant to Item 5 thereof the Agreement and Plan of Merger dated August 15, 1997 entered into between First Charter Corporation and Carolina State Bank.

          Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST CHARTER CORPORATION
                                             (Registrant)




          Date:  November 14, 1997        By: /s/ Robert O. Bratton
                                              Robert O. Bratton
                                              Executive Vice President &
                                              Principal Financial and
                                              Accounting Officer

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