Form 10-K
period 1997-12-31
FIRST CHARTER CORP /NC/
filed 1998-03-31
CIK 717306

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to _____________________

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

           Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was $183,590,155.

     As of March 20, 1998 the Registrant had outstanding 9,328,546 shares of Common Stock, no par value.

                       Documents Incorporated by Reference

     PARTS I and II: Annual Report to Shareholders for the fiscal year ended December 31, 1997 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Annual Report to Shareholders is not deemed to be filed as part of this report).

     PART III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated pursuant to the Securities Exchange Act of 1934 in connection with the 1998 Annual Meeting of Shareholders (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this report).

                            FIRST CHARTER CORPORATION
                                AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS
                                     PART I

                                                                            Page
                                                                            ----

Item 1.   Business........................................................     1
Item 2.   Properties......................................................    25
Item 3.   Legal Proceedings...............................................    27
Item 4.   Submission of Matters to a Vote of Security
            Holders.......................................................    27
Item 4A.  Executive Officers of the Registrant............................    28

                                     PART II

Item 5.   Market For Registrant's Common Equity and
             Related Shareholder Matters..................................    29
Item 6.   Selected Financial Data.........................................    29
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations...................................................    30
Item 7A.  Quantitative and Qualitative Disclosures
             about Market Risk............................................    30
Item 8.   Financial Statements and Supplementary Data.....................    30
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................    30

                                    PART III

Item 10.  Directors and Executive Officers of the
             Registrant...................................................    31
Item 11.  Executive Compensation..........................................    31
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management........................................    31
Item 13.  Certain Relationships and Related
             Transactions.................................................    31

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K..........................................    32

Part I

Item 1.  Business

General

     First Charter Corporation (hereinafter referred to as either the "Registrant" or the "Company") is a multi-bank holding company established as a North Carolina Corporation in 1983 and is registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Its principal assets are the stock of its banking subsidiaries, First Charter National Bank ("FCNB") and Bank of Union ("Union," and together with FCNB, the "Banks"). The Banks account for over 85% of the Registrant's consolidated assets and consolidated revenues. The principal executive offices of the Company are located at 22 Union Street, North, Concord, North Carolina 28025. Its telephone number is (704) 786-3300.

     FCNB, a national banking association, is the successor entity to The Concord National Bank, which was established in 1888 and acquired by the Registrant in 1983. On December 22, 1997, the Company acquired Carolina State Bank ("CSB") which was merged into FCNB. CSB was a state-chartered commercial bank with four banking offices in Cleveland and Rutherford Counties, North Carolina. FCNB is a full service bank and trust company with sixteen branch offices (including the former CSB banking offices), and two limited service facilities. FCNB has twenty-two ATMs (automatic teller machines) located in Cabarrus, Cleveland, Rutherford, Rowan and northern Mecklenburg Counties, North Carolina. The ATMs are part of the HONOR network.

     Union is a state-chartered commercial bank organized under the laws of North Carolina in 1985. It was acquired by the Registrant effective December 21, 1995. Union provides general banking services through a network of five branch offices and four ATMs located in Union and southern Mecklenburg Counties, North Carolina.

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

     At December 31, 1997, the Registrant and its subsidiaries had 264 full-time employees and 68 part-time employees. The Registrant had no employees who were not also employees of one of its subsidiaries. The Registrant considers its relations with employees to be good.

     As part of its operations, the Registrant is not dependent upon a single customer or a few customers whose loss would have a material adverse effect on the Registrant.

     As part of its operations, the Registrant regularly evaluates the potential acquisition of or merger with, and holds discussions with, various financial institutions. The Registrant does not currently have any specific plans or agreements in effect with respect to any such acquisition or merger. In addition, the Registrant periodically enters new markets and engages in new activities in which it competes with established financial institutions. There can be no assurance as to the success of any such new office or activity. Furthermore, as the result of such expansions, the Registrant may from time to time incur start-up costs that could affect the financial results of the Registrant.

Competition

     The banking laws of North Carolina allow banks located in North Carolina to develop branches throughout the State. In addition, as the result of recent federal and state legislation, certain out-of-state banks may open de novo branches in North Carolina as well as acquire or merge with banks located in North Carolina. See "Government Supervision and Regulation--General." As a result of such laws, banking activities in North Carolina are highly competitive.

     The Banks' service delivery facilities are located in Union, Cabarrus, Cleveland, Rutherford Counties and southern Rowan Counties and the northern and southern edges of Mecklenburg County. A large portion of the population that resides in these market areas, however, commutes to Charlotte and other locations within Mecklenburg County, and these locations have numerous branches of money-center, super-regional, regional, statewide and other Charlotte-based institutions. In its market area, the Registrant faces competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than the Banks. The Banks' primary method of competition is to provide quality service and fairly priced products.

Government Supervision and Regulation

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

     In addition to banking laws, regulations and regulatory agencies, the Company and its subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the Company's operations, management and ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Company.

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

     Interstate Banking and Branching Legislation. Pursuant to the Reigle--Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), which became effective September 29, 1995, a bank holding company may now acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law).

     The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches beginning June 1, 1997. Under such legislation, each state had the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. The State of North Carolina elected to "opt in" to such legislation, effective June 22, 1995. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

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

     Union is a state-chartered non-member commercial bank. As such, Union must file various reports with, and is subject to periodic examinations by, the Banking Commission. As a federally-insured, non-member bank, Union is also subject to regulation, supervision and examination by the FDIC. North Carolina and FDIC rules and requirements applicable to state banks such as Union relate to, among other things, required capital, permissible activities, reserves, investments, lending authority, branching, mergers and consolidations, payment of dividends, and transactions with and borrowings by affiliated parties.

Capital and Operational Requirements.

     The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States and state-chartered banking organizations. The risk-based guidelines define a two-tier capital framework, under which the Company and each of the Banks is required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of 4.00% and a minimum ratio of Total Capital (as defined) to risk weighted assets of 8.00%. With respect to the Company, Tier 1 Capital generally consists of total stockholders' equity calculated in accordance with generally accepted accounting principals less certain intangibles, and Total Capital generally consists of Tier 1 Capital plus certain adjustments, the largest of which for the Company is the general allowance for loan losses (up to 1.25% of risk-weighted assets). Tier 1 Capital must comprise at least 50% of the Total Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company, as adjusted for one of four categories of risk-weights established in Federal Reserve, OCC and FDIC regulations, based primarily on relative credit risk. At December 31, 1997, the Company and the Banks were in compliance with the risk-based capital requirements.

     The leverage ratio is determined by dividing Tier 1 Capital by adjusted total assets. Although the stated maximum ratio is 3 percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points about 3 percent. Management believes that the Company and each of its banks meet their leverage ratio requirement.

The Company's compliance with existing capital requirements is summarized in the below.

                                                                      RISK BASED CAPITAL
(Dollars in                                             -------------------------------------------
thousands)              Leverage Capital                Tier I Capital                Total Capital
                        ----------------                --------------                -------------

                     Amount    Percentage (1)     Amount     Percentage (2)     Amount      Percentage (2)

Actual             $73,919          10.65%      $73,919           12.92%        $81,079          14.15%

Required             27,773         4.00          22,912          4.00           45,824          8.00

Excess               46,146         6.65          51,007          8.92           35,255          6.15

(1) Percentage of total adjusted average assets. The Federal Reserve minimum leverage ratio requirement is 3% to 5%, depending on the institution's composite rating as determined by its regulators. The Federal Reserve Board has not advised the Company of any specific requirement applicable to it.

(2)  Percentage of risk-weighted assets.

     In addition to the above described Capital Requirements, the federal regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels whether because of its financial condition or actual or anticipated growth.

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

     Banking agencies have also adopted final regulations which mandate that regulators take into consideration (i) concentrations of credit risk, (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with amended guidelines, the Company and either Bank with a significant trading activity (as defined) must incorporate a measure for market risk in its regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines are not expected to have a material impact on the Company or the Banks' regulatory capital ratios or their well-capitalized status.

     Distributions. The primary source of funds for distributions paid by the Company to its shareholders is dividends received from the Banks. The amount of dividends that FCNB may pay is subject to regulation by the OCC. Under current regulations, the amount that may be declared in any calendar year without approval of the OCC is the sum of its net profits (as defined by statute) for that year and its net retained profits for the preceding two years. In 1998, FCNB can initiate dividend payments without the approval of the OCC of an amount not exceeding its net retained profits for 1996 and 1997 (approximately $11,213,000) plus an additional amount equal to its net profits for 1998 up to the date of any such dividend declaration.

     The payment of dividends by Union is subject to restrictions of North Carolina law applicable to the declaration of distributions by a commercial bank. In general, Union may declare dividends in an amount that does not exceed its undivided profits (determined as set forth in Chapter 53 of the North Carolina General Statutes), as long as the surplus of Union equals at least 50% of Union's paid-in capital stock. In 1998, Union can initiate dividend payments without the approval of the North Carolina Banking Commission of an amount of approximately $7,931,000 plus an additional amount equal to its net profits for 1998 up to the date of any such dividend declaration.

     In addition to the foregoing, the ability of the Company and its subsidiaries to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. Furthermore, if, in the opinion of a federal regulatory agency, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such agency may require, after notice and hearing, that such bank cease and desist from such practice. The right of the Company, its shareholders and its creditors to participate in any distribution of assets or earnings of the Banks is further subject to the prior claims of creditors against the respective Banks.

     Deposit Insurance. The deposits of the Banks are insured up to applicable limits by the FDIC. Accordingly, the Banks are subject to deposit premium assessments of the Bank Insurance Fund ("BIF") of the FDIC. As mandated by FDICIA, the FDIC has adopted regulations for a risk-based insurance assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at a risk assessment for a bank, the FDIC places it in one of nine risk categories using a process based on capital ratios and on other relevant information from supervisory evaluations of the bank by the bank's primary federal regulator (the OCC for FCNB and the FDIC for Union), statistical analyses of financial statements and other relevant information. Under the FDIC's risk-based insurance system, assessments currently can range from no assessment to 0.27% of the bank's average deposits base, with the exact assessment determined by the bank's capital and the applicable regulatory agency's opinion of the bank's operations. The range of deposit insurance assessment rates can change from time to time, in the discretion of the FDIC, subject to certain limits.

     Source of Strength. According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guaranty provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC, either as a result of default of a banking or thrift subsidiary of the Company or related to FDIC assistance provided to a subsidiary in danger of default, the other banking subsidiaries of the Registrant may be assessed for the FDIC's loss, subject to certain exceptions.

     Future Legislation. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on the Company and its subsidiaries cannot be determined at this time.

Statistical Information

   The following tables present certain statistical information relating to the Registrant. The tables should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto (pages 5 through 29) and Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 30 through 43), both of which are incorporated herein by reference to the First Charter Corporation 1997 Annual Report to Shareholders. All historical financial data for the periods prior to the respective dates of acquisition of Union and CSB (each of which was accounted for as a pooling of interest) has been restated to combine the accounts of Union and CSB with those of the Company.

   The following table includes for the years ended December 31, 1997, 1996, and 1995 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the average net yield on average earning assets. Average balances were calculated based on daily averages.

                                     Table 1
                Average Balances and Net Interest Income Analysis

                                        1997                             1996                             1995
                              -------------------------------     -------------------------------     --------------------------
 (Dollars in thousands)       Interest   Average                  Interest   Average                  Interest  Average
                              Average    Income/   Yield/Rate     Average    Income/   Yield/Rate     Average    Income/  Yield/Rate
                              Balance    Expense     Paid         Balance    Expense      Paid        Balance    Expense     Paid
                              -------    -------     ----         -------    -------      ----        -------    -------     ----
Interest earning assets:
Loans  (1) (2) (3)            $488,331   $46,427     9.51%        $437,701   $41,170      9.41%       $379,472   $36,619     9.65%
Securities available for
   sale - taxable               71,942     4,249     5.91           78,941     4,916      6.23          46,217     3,014     6.52
Securities available for
   sale - nontaxable (4)        72,468     5,754     7.94           64,511     5,214      8.08           6,421       491     7.65
Investment securities -
   taxable                      13,375       766     5.73           12,093       707      5.85          46,779     2,852     6.10
Investment securities -
   nontaxable (4)                1,251        83     6.66                -         -         -          39,807     3,398     8.54
Federal funds sold               3,661       160     4.37            4,973       266      5.35           8,136       483     5.94
Interest-bearing bank
   deposits                      7,529       433     5.75            8,621       460      5.34           7,398       593     8.02
                              --------   -------                  --------   -------                  --------   -------
      Total                   $658,557   $57,872     8.79%        $606,840   $52,733      8.69%       $534,230   $47,450     8.88%
                              ========   =======                  ========   =======                  ========   =======
Interest bearing liabilities:
   Demand deposits            $ 88,806     1,622     1.83%        $ 82,432   $ 1,605      1.95%       $ 75,642   $ 1,546     2.04%
   Money market accounts        50,152     1,958     3.90           46,793     1,361      2.91          49,212     1,442     2.93
   Savings deposits            118,176     5,223     4.42          119,707     5,866      4.90         108,440     5,281     4.87
   Other time deposits         244,682    14,009     5.73          213,579    12,311      5.76         179,026    10,212     5.70
   Other borrowings             36,590     1,939     5.30           32,158     1,654      5.14          26,229     1,355     5.17
                              --------   -------                  --------   -------                  --------   -------
      Total                   $538,406   $24,751     4.60%        $494,669   $22,797      4.61%       $438,549   $19,836     4.52%
                              ========   =======                  ========   =======                  ========   =======
Net interest income and
   spread                                $33,121     4.19%                   $29,936      4.08%                  $27,614     4.36%
                                         =======                             =======                             =======
Net yield on interest
   earning assets (5)                                5.03%                                4.93%                              5.17%

(1) Includes loan fees of approximately $519,000 in 1997, $519,000 in 1996, and $400,000 in 1995.

(2) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.

(3)  Loans are shown net of unearned income.

(4) Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a Federal tax rate of 35% for 1997, 1996 and 1995. The adjustments made to convert to a fully taxable equivalent basis were $1,918,000 for 1997, $1,826,000 for 1996 and $1,515,000 for 1995.

(5) Represents net interest income as a percentage of total average interest earning assets.

Changes in Interest Income and Expense

   The following table contains the dollar amount of change in interest income and interest expense and segregates the dollar amount of change due to rate and volume variances for the years ended December 31, 1997 and 1996. The change in interest income, stated on a tax equivalent basis, or interest expense attributable to the combination of rate variance and volume variance is included in the table, but such amount has also been allocated between, and included in the amounts shown as, changes due to rate and changes due to volume. The allocation of the change due to rate/volume variance was made equally to rate variance and to volume variance. Interest income related to tax exempt securities is stated on a tax equivalent basis using a Federal income tax rate of 35% in 1997, 1996 and 1995.

                                     Table 2
                        Volume and Rate Variance Analysis

(Dollars in thousands)                From Dec. 31, 1996 to Dec. 31, 1997       From Dec. 31, 1995 to Dec. 31, 1996
                                     -------------------------------------     ----------------------------------------
                                              Increase (Decrease)                       Increase (Decrease)
                                               Due to Change in                          Due to Change in
                                     -------------------------------------     ----------------------------------------
                                      Rate/                         Total       Rate/                             Total
                                     Volume      Rate    Volume     Change     Volume       Rate      Volume     Change
                                     ------      ----    ------     ------     ------       ----      ------     ------
Interest income:
 Loans                               $   51     $  469   $4,788     $5,257      $(142)    $  (997)   $ 5,548    $ 4,551
 Securities Available for
        Sale - Taxable                   22       (242)    (425)      (667)       (96)       (184)     2,086      1,902
 Securities Available for
        Sale - Non-Taxable              (11)       (97)     637        540        253         154      4,569      4,723
 Investment Securities
        Taxable                          (2)       (15)      74         59         87         (74)    (2,071)    (2,145)
        Nontaxable                       83         41       42         83      3,397      (1,699)    (1,699)    (3,398)
                                     ------     ------   ------     ------      -----      ------      -----     ------
 Total securities                        92       (313)     328         15      3,641      (1,803)     2,885      1,082
 Federal funds sold                      13        (42)     (64)      (106)        19         (39)      (178)      (217)
 Interest bearing bank deposits          (5)        33      (60)       (27)       (33)       (215)        82       (133)
                                     ------     ------   ------     ------      ------    -------     ------    -------
 Total interest income                  151        147    4,992      5,139       3,485     (3,054)     8,337      5,283
                                     ------     ------   ------     ------      ------    -------     ------    -------

Interest expense:
 Demand deposits                         (8)      (103)     120         17          (7)       (76)       135         59
 Money market accounts                   33        483      114        597           1        (10)       (71)       (81)
 Savings deposits                         7       (572)     (71)      (643)          3         35        550        585
 Other time deposits                    (12)       (90)   1,788      1,698          21        118      1,981      2,099
 Other borrowings                         7         54      231        285          (1)        (7)       306        299
                                     ------     ------   ------     ------      ------     ------     ------     ------
 Total interest expense                  27       (228)   2,182      1,954          17         60      2,901      2,961
                                     ------     ------   ------     ------      ------    -------     ------     ------
 Net interest income                 $  124     $  375   $2,810     $3,185      $3,468    $(3,114)    $5,436     $2,322
                                     ======     ======   ======     ======      ======    =======     ======     ======

Interest Rate Sensitivity

The following table presents the Company's interest sensitivity analysis for December 31, 1997 and sets forth at various maturity periods the cumulative interest sensitivity gap, which is the difference between rate sensitive assets and rate sensitive liabilities for assets and liabilities that management considers rate sensitive. The mortgage-backed securities are shown at their weighted average expected life obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at December 31, 1997. Demand deposits, money market accounts and savings deposits are presented in the earliest repricing window because the rates are subject to immediate repricing.

                                                                     Table 3                                        Non-
                                                            Interest Rate Sensitivity                          Sensitive
                                                             As of December 31, 1997                                 and
                                     Interest Sensitivity in Days                                              Sensitive
(Dollars in thousands)            ---------------------------------                                               Over 5
                                   1 - 90    91 - 180     181 - 365      Total       1-2 Years      2-5 Years      Years     Total
                                  --------------------------------------------------------------------------------------------------
Earning Assets
   Interest-bearing due
     from banks                    $7,975     $   --       $   --       $  7,975      $   --         $  --      $   --      $  7,975
   Securities available
     for sale, at
     amortized cost:
     Taxable                       22,248          420        3,445       26,113        30,956        15,167      15,773      88,009
     Nontaxable                     1,170        1,224          101        2,495         7,475        14,688      59,138      83,796
   Loans                          241,499        7,876       18,063      267,438        82,070        67,402     107,166     524,076
                                  -------       ------       ------      -------       -------         -----      ------     -------
     Total earning assets         272,892        9,520       21,609      304,021       120,501        97,257     182,077     703,856
                                  -------       ------       ------      -------       -------         -----      ------     -------

Interest-Bearing Liabilities
   Interest-bearing deposits:
   Demand deposits                 95,343         --           --         95,343          --            --          --        95,343
     Money market accounts         63,580         --           --         63,580          --            --          --        63,580
   Savings deposits                 4,703        3,078       16,176       23,957        48,279          --        45,081     117,317
   Other time deposits             88,468       56,396       42,393      187,257        62,660           760           3     250,680
   Other borrowings                24,400         --           --         24,400           260         1,143      27,476      53,279
                                  -------       ------       ------      -------       -------         -----      ------     -------
   Total interest-bearing
    liabilities                   276,494       59,474       58,569      394,537       111,199         1,903      72,560     580,199
                                  -------       ------       ------      -------       -------         -----      ------     -------
   Interest sensitivity
     gap                          $(3,602)    $(49,954)    $(36,960)    $(90,516)     $  9,302       $95,354
                                  =======     ========     ========     ========      ========       =======
     Cumulative gap               $(3,602)    $(53,556)    $(90,516)    $(90,516)     $(81,214)      $14,140
                                  =======     ========     ========     ========      ========       =======
  Ratio of earning assets
  to interest-bearing
  liabilities                       98.70%       16.01%       36.89%     77.06%         108.37%       102.00%

Distribution of Assets and Liabilities

The following table shows the distribution of the Company's assets, liabilities and shareholders' equity at December 31, 1997, 1996, and 1995. Average balances were calculated based on daily averages.

                                     Table 4
                              Average Balance Sheet

                                                                              Years Ended December 31,
                                                     ------------------------------------------------------------------------
                                                              1997                     1996                     1995
                                                     ----------------------   ----------------------   ----------------------
 (Dollars in thousands)                              Average    Percentage    Average    Percentage    Average    Percentage
                                                     Balance   Distribution   Balance   Distribution   Balance   Distribution
                                                     -------   ------------   -------   ------------   -------   ------------
Assets:
 Cash and due from banks                            $ 25,224        3.6%     $ 24,650        3.8%     $ 28,677        5.0%
 Interest bearing bank deposits                        7,529        1.1         8,621        1.3         7,398        1.3
 Investment securities - taxable                      13,375        1.9        12,093        1.9        46,779        8.2
 Investment securities - nontaxable                    1,251        0.2          --         --          39,807        7.0
 Securities available for sale
   - taxable                                          71,942       10.2        78,941       12.2        46,217        8.1
 Securities available for sale
   - nontaxable                                       72,468       10.3        64,511       10.0         6,421        1.1
 Loans, net (1)                                      481,065       68.4       431,216       66.4       373,620       65.3
 Federal funds sold                                    3,661        0.5         4,973        0.8         8,136        1.4
 Other assets                                         26,497        3.8        23,263        3.6        15,047        2.6
                                                    --------      -----      --------      -----      --------      -----
  Total                                             $703,012      100.0%     $648,268      100.0%     $572,102      100.0%
                                                    ========      =====      ========      =====      ========      =====

Liabilities and shareholders' equity Deposits:
  Demand (2)                                        $174,099       24.8%     $162,801       25.1%     $146,981       25.7%
  Savings                                            118,176       16.8       119,707       18.5       108,440       19.0
  Insured money market                                50,152        7.1        46,793        7.2        49,212        8.6
  Time                                               244,682       34.8       213,579       32.9       179,026       31.2
 Other borrowings                                     36,590        5.2        32,158        5.0        26,229        4.6
 Other liabilities                                     3,210        0.5         5,065        0.8         4,044        0.7
 Shareholders' equity                                 76,103       10.8        68,165       10.5        58,170       10.2
                                                    --------      -----      --------      -----      --------      -----
  Total                                             $703,012      100.0%     $648,268      100.0%     $572,102      100.0%
                                                    ========      =====      ========      =====      ========      =====

(l)  Loans, net is net of unearned income and the allowance for loan losses.

(2)  Demand includes non-interest bearing and interest bearing demand deposits.

Securities Available for Sale

     The following table shows, as of December 31, 1997, 1996 and 1995, the carrying value of (i) U.S. Government obligations, (ii) U.S. Government agency obligations, (iii) mortgage-backed securities, (iv) state and municipal obligations, and (v) equity securities.

                                     Table 5
                          Securities Available for Sale

(Dollars in thousands)                               December 31,
                                              ----------------------------------
Securities Available for Sale:
                                                1997         1996         1995
                                              --------     --------     --------

U.S. Government obligations                   $ 22,333     $ 39,095     $ 41,964
U.S. Government agency obligations              45,863       11,583       26,524
Mortgage-backed securities                       9,676       14,513       18,290
State and municipal obligations                 85,532       72,050       59,053
Equity securities                               13,627        6,424        5,421
                                              --------     --------     --------
                                              $177,031     $143,665     $151,252
                                              ========     ========     ========

Investment Portfolio

     The following table shows, as of December 31, 1997, 1996 and 1995, the amortized cost (face amount, plus unamortized premiums, less unamortized discounts), of (i) U.S. Government obligations, (ii) U.S. Government agency obligations, (iii) mortgage-backed securities, and (iv) state and municipal obligations.

                                     Table 6
                              Investment Portfolio

(Dollars in thousands)                                   December 31,
                                               ---------------------------------
Investment Securities
                                                 1997         1996         1995
                                               -------      -------      -------
U.S. Government obligations                    $  --        $13,940      $ 8,959
U.S. Government agency obligations                --           --           --
Mortgage-backed securities                        --           --           --
State and municipal obligations                   --           --           --
                                               -------      -------      -------
                                               $  --        $13,940      $ 8,959
                                               =======      =======      =======

Securities Available for Sale - Maturities

     The following table indicates the carrying value of each significant securities available for sale category due within one year, after one year but within five years, after five years but within ten years, and after ten years, together with the weighted average yield for each range of maturities, as of December 31, 1997. Mortgage-backed securities are presented at their contractual maturity date. Actual maturities will differ from contractual maturities because borrowers have the right to pre-pay these obligations without pre-payment penalties. Yields are determined based on amortized cost. Yields are stated on a tax equivalent basis assuming a Federal income tax rate of 35% in 1997.



                                     Table 7
                          Securities Available for Sale
                             As of December 31, 1997

(Dollars in thousands)
                                                                              After Five
                             Due Within One         After One Year but         Years But
                                  Year              Within Five Years       Within Ten Years         After Ten Years
                            -----------------       -----------------       ----------------        -----------------
                            Amount      Yield       Amount      Yield       Amount     Yield        Amount      Yield
                            ------      -----       ------      -----       ------     -----        ------      -----
U.S. Government
 Obligations                $10,016      6.68%      $12,317      7.47%      $  --          -%       $  --          -%
U.S. Government
 Agency Obligations             799      5.98        17,838      6.70        27,226      7.24          --        --
Mortgage-Backed
 Securities                     504      5.40         2,641      6.68         4,649      6.07         1,882      7.81
State & Municipal
 Obligations                  2,504      9.43        24,035      8.02        37,665      7.06        21,328      7.33
Equity securities              --        --            --        --            --        --          13,627      5.46
                            -------                 -------                 -------                 -------
 Total                      $13,823      7.09%      $56,831      7.42%      $69,540      6.94%      $36,837      6.62%
                            =======                 =======                 =======                 =======

     As of December 31, 1997, there were no issues of securities available for sale (excluding U.S. Government obligations and U.S. Government agency obligations) which had carrying values that exceeded 10% of shareholders' equity of the Company.

     As of December 31, 1997, there were no investment securities classified as held to maturity.

     Loan Portfolio

     The table below summarizes loans in the classifications indicated as of December 31, 1997, 1996, 1995, 1994, and 1993.

                                     Table 8
                           Loan Portfolio Composition

(Dollars in thousands)                               December 31,
                             -------------------------------------------------------------
                                1997         1996         1995        1994          1993
                             ---------    ---------    ---------    ---------    ---------
Commercial, financial and
  agricultural               $  80,656    $  63,552    $  66,753    $  60,414    $  55,562
Real estate - construction
  and development               76,429       47,133       35,578       31,884       23,688
Real estate - mortgage         304,188      277,405      255,513      210,350      175,486
Installment                     62,803       68,619       57,269       49,021       39,445
                             ---------    ---------    ---------    ---------    ---------
Total loans                    524,076      456,709      415,113      351,669      294,181
                             ---------    ---------    ---------    ---------    ---------
Less - allowance for loan
  losses                        (8,004)      (6,528)      (6,056)      (5,056)      (4,605)
  Unearned income                 (273)        (193)        (296)        (201)         (88)
                             ---------    ---------    ---------    ---------    ---------
Loans, net                   $ 515,799    $ 449,988    $ 408,761    $ 346,412    $ 289,488
                             =========    =========    =========    =========    =========

     Maturities and Sensitivities of Loans to Change in Interest Rates

     Set forth in the table below are the amounts of each loan type, except installment loans and real estate mortgage loans, due in one year, after one year through five years, and after five years, at December 31, 1997. This table excludes nonaccrual loans.

                                     Table 9
                          Maturities and Sensitivity to
                            Change in Interest Rates

                                                December 31, 1997
                              ------------------------------------------------
(Dollars in thousands)                      After l
                              l year      Year through     After
                              or less       5 Years       5 Years       Total
                              -------       -------       -------     --------
Commercial, financial
  and agricultural            $36,298       $31,919       $12,439     $ 80,656
Real estate
  construction and
  development                  43,394        32,926           109       76,429
                              -------       -------       -------     --------
  Total                       $79,692       $64,845       $12,548     $157,085
                              =======       =======       =======     ========

     The amounts of the above loans with a maturity over one year which have a predetermined interest rate or a floating or adjustable interest rate are as follows:

                                                December 31, 1997
(Dollars in thousands)                          ----------------

Predetermined interest rate                          $45,303
Floating or adjustable interest rate                  32,089

Non-performing Loans

     Non-performing loans includes non-accrual loans, re-structured loans and accruing loans which are contractually past due 90 days or more.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Asset Quality" in the First Charter Corporation 1997 Annual Report to Shareholders, incorporated herein by reference, for a complete discussion of non-performing assets.

Accruing Loans 90 Days or More Past Due

     The following table reflects the dollar amount of loans outstanding in each category and the amount and percentage of those accruing loans which are 90 days or more past due as of December 31, 1997, 1996, 1995, 1994, and 1993.

                                    Table 10
                     Accruing Loans 90 Days or More Past Due

                                   Accruing                      Percentage of
                                   Loans 90                      Such Loans to
                                   Days or       Gross           Gross Loans
(Dollars in thousands)             More          Loans           Outstanding
                                   Past Due      Outstanding     By Category
                                   --------      -----------     -----------
December 31, 1997
  Commercial, financial and
   agricultural                    $    999      $ 80,656        1.24%
  Real estate - construction
   and development                       33        76,429         .04
  Real estate - mortgage                858       304,188         .28
  Installment                           219        62,803         .35
                                   --------      --------
   Total                           $  2,109      $524,076         .40%
                                   ========      ========

December 31, 1996
  Commercial, financial and
   agricultural                    $     34      $ 63,552         .05%
  Real estate - construction
   and development                       49        47,133         .10
  Real estate - mortgage                469       277,405         .17
      Installment                       133        68,619         .19
                                   --------      --------
    Total                          $    685      $456,709         .15%
                                   ========      ========

December 31, 1995
  Commercial, financial and
   agricultural                    $     27      $ 66,753         .04%
  Real estate - construction
   and development                       47        35,578         .13
  Real estate - mortgage                163       255,513         .06
  Installment                           164        57,269         .29
                                   --------      --------
   Total                           $    401      $415,113         .10%
                                   ========      ========

December 31, 1994
  Commercial, financial and
   agricultural                    $    219      $ 60,414         .36%
  Real estate - construction
   and development                     --          31,884        --
  Real Estate - mortgage              1,109       210,350         .53
  Installment                           224        49,021         .46
                                   --------      --------
   Total                           $  1,552      $351,669         .44%
                                   ========      ========
Table 10 is continued on page 18

                     Accruing Loans 90 Days or More Past Due

                                   Accruing                      Percentage of
                                   Loans 90                      Such Loans to
                                   Days or       Gross           Gross Loans
(Dollars in thousands)             More          Loans           Outstanding
                                   Past Due      Outstanding     By Category
                                   --------      -----------     -----------

December 31, 1993
  Commercial, financial and
   agricultural                    $    110      $ 55,562         .20%
  Real estate - construction
   and development                     --          23,688        --
  Real estate - mortgage                198       175,486         .11
  Installment                            82        39,445         .21
                                   --------      --------
   Total                           $    390      $294,181         .13%
                                   ========      ========

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

                                    Table 11
                       Non-accrual and Restructured Loans

                                                                         December 31,
                                                  ------------------------------------------------------------
                                                   1997          1996         1995          1994         1993
                                                  ------        ------       ------        ------       ------
(Dollars in thousands)

Non-accrual loans

Principal balance outstanding                     $2,105        $1,630       $2,453        $2,857       $2,495
                                                  ======        ======       ======        ======       ======
Interest income recorded during
  the year                                        $   22        $   42       $   82        $  143       $   77
Interest income that would have
  been recorded if the loans had
  been current and accruing                       $  225        $  174       $  330        $  356       $  224

Restructured loans

Principal balance outstanding                     $    -        $    -       $  300        $  325       $  795
                                                  ======        ======       ======        ======       ======
Interest income recorded during
  the year                                        $    -        $    -       $   45        $    -       $   50
Interest income that would have
  been recorded if the loans had
  been current and accruing                       $    -        $    -       $   27        $   36       $   59

Summary of Loan Loss and Recovery Experience

     The table below presents certain data for the years ended December 31, 1997, 1996, 1995, 1994, and 1993, including the following: (i) the average amount of net loans outstanding during the year, (ii) the allowance for loan losses at the beginning of the year, (iii) the provision for loan losses, (iv) loans charged off and recoveries of loans previously charged off presented by major loan categories, (v) loan charge-offs, net, (vi) the allowance for loan losses at the end of the year, (vii) the ratio of net charge-offs to average loans, (viii) the ratio of the allowance for loan losses to average loans and
(ix) the ratio of the allowance for loan losses to loans at year-end, excluding loans held for sale.

                                    Table 12
                  Summary of Loan Loss and Recovery Experience

(Dollars in thousands)                                        Years Ended December 31,
                                       --------------------------------------------------------------------
                                         1997           1996            1995            1994         1993
                                       --------       --------        --------        --------     --------
Average loans, net of unearned
  income                               $488,331       $437,701        $379,472        $316,103     $273,269
                                       ========       ========        ========        ========     ========
Allowance for loan losses:
  Beginning balance                    $  6,528       $  6,056        $  5,056        $  4,605     $  4,362

 Add provision for loan losses            2,702          1,540           1,991           1,105        1,133
                                       --------       --------        --------        --------     --------
                                          9,230          7,596           7,047           5,710        5,495
                                       --------       --------        --------        --------     --------
  Loan charge-offs:
   Commercial, financial and
     agricultural                           347            367             513             625          713
   Real estate - construction
     and development                          -              -               -             132            -
   Real estate - mortgage                    61             95             196              84           86
   Installment                            1,218          1,004             498             241          240
                                       --------       --------        --------        --------     --------
                                          1,626          1,466           1,207           1,082        1,039
                                       --------       --------        --------        --------     --------
  Recoveries of loans previously
   charged-off:
   Commercial, financial and
     agricultural                           123            154              58             187           60
   Real estate - construction
     and development                          -              3               -               1            -
   Real estate - mortgage                    33             16               3             110           19
   Installment                              244            225             155              59           70
                                       --------       --------        --------        --------     --------
                                            400            398             216             357          149
                                       --------       --------        --------        --------     --------
     Loan charge-offs, net                1,226          1,068             991             725          890
                                       --------       --------        --------        --------     --------
  Allowance acquired in branch
     purchases                                -              -               -              71            -
                                       --------       --------        --------        --------     --------
  Ending balance                       $  8,004       $  6,528        $  6,056        $  5,056     $  4,605
                                       ========       ========        ========        ========     ========

Net charge-offs to average loans            .25%           .24%            .26%            .23%         .33%
Allowance for loan losses to
  average loans, net of
  unearned income                          1.64           1.49            1.60            1.60         1.69
Allowance for loan losses to
  gross loans at year-end, excluding
   loans held for sale                     1.53           1.43            1.46            1.44         1.57

     For a discussion of management's evaluation of the allowance for loan loss, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Performance - Provision for Loan Losses" and "- Balance Sheet Analysis - Asset Quality" in the First Charter Corporation 1997 Annual Report to Shareholders, incorporated herein by reference.

Allowance for Loan Losses

     The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories (including pro rata share of unallocated reserves) the percentage of the allowance amount in each category to the total allowance and the percentage of the loans in each category to total loans as of December 31, 1997, 1996, 1995, 1994, and 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Performance - Provision for Loan Losses" and "- Balance Sheet Analysis - Asset Quality" in the First Charter Corporation 1997 Annual Report to Shareholders, incorporated herein by reference.

                                    Table 13
                            Allowance for Loan Losses

                                                                  Percentage of
(Dollars in thousands)                             Percentage     Gross Loans in
                                        Allowance    of Total     Each Category
                                         Amount     Allowance     to Total Loans
December 31, 1997

Type of Loan:
 Commercial, financial and
 agricultural                            $1,664          21%            15%
 Real estate - construction and
  development                             1,216          15             15
 Real estate - mortgage                   4,290          54             58
 Installment                                834          10             12
                                         ------         ---            ---
  Total                                  $8,004         100%           100%
                                         ======         ===            ===

December 31, 1996

Type of Loan:
 Commercial, financial and
  agricultural                           $1,329          20%            14%
 Real estate - construction and
  development                               640          10             10
 Real estate - mortgage                   4,007          61             61
 Installment                                552           9             15
                                         ------         ---            ---
  Total                                  $6,528         100%           100%
                                         ======         ===            ===

December 31, 1995

Type of Loan:
 Commercial, financial and
  agricultural                             $936          15%            16%
 Real estate - construction and
  development                               477           8              9
 Real estate - mortgage                   3,933          65             61
 Installment                                710          12             14
                                         ------         ---            ---
  Total                                  $6,056         100%           100%
                                         ======         ===            ===


Table 13 is continued on page 21.

                                    Table 13
                      Allowance for Loan Losses (Continued)

(Dollars in thousands)                                            Percentage of
                                                   Percentage     Gross Loans in
                                        Allowance    of Total     Each Category
                                         Amount     Allowance     to Total Loans
December 31, 1994

Type of Loan:
 Commercial, financial and
 agricultural                            $1,516          30%            17%
 Real estate - construction and
  development                               354           7              9
 Real estate - mortgage                   2,511          50             60
 Installment                                675          13             14
                                         ------      ------         ------
  Total                                  $5,056         100%           100%
                                         ======      ======         ======



December 31, 1993

Type of Loan:
 Commercial, financial and
 agricultural                            $1,902          41%            19%
 Real estate - construction and
  development                               475          10              8
 Real estate - mortgage                   1,767          39             60
 Installment                                461          10             13
                                         ------      ------         ------
  Total                                  $4,605         100%           100%
                                         ======      ======         ======

Deposits

The Banks primarily serve individuals and small- to medium-sized businesses with a variety of deposit accounts, such as NOW accounts, money market accounts, certificates of deposit and individual retirement accounts. The following table presents average balances by category and average rates paid for the years ended December 31, 1997, 1996, and 1995. Average balances were calculated based on daily averages.

                                    Table 14
                                    Deposits

                                                                  As of December 31,
                                            1997                         1996                           1995
                                --------------------------     ------------------------      -------------------------
                                                      Avg.                         Avg.                           Avg.
(Dollars in thousands)           Average    Interest  Rate     Average   Interest  Rate      Average    Interest  Rate
                                 Balance    Expense   Paid     Balance   Expense   Paid      Balance    Expense   Paid
                                 -------    -------   ----     -------   -------   ----      -------    -------   ----
Non-interest bearing demand
 deposits                        $ 85,293   $     -      -     $ 80,369   $-           -     $ 71,339   $     -      -

Interest bearing deposits:
  Demand deposits                  88,806     1,622   1.83%      82,432     1,605   1.95%      75,642     1,546   2.04%
  Insured money markets            50,152     1,958   3.90       46,793     1,361   2.91       49,212     1,442   2.93
  Savings deposits                118,176     5,223   4.42      119,707     5,866   4.90      108,440     5,281   4.87
  Time deposits                   244,682    14,009   5.73      213,579    12,311   5.76      179,026    10,212   5.70
                                 --------   -------            --------    ------            --------   -------
   Total                         $501,816   $22,812            $462,511   $21,143            $412,320   $18,481
                                 --------   -------            --------   -------            --------   -------

   Total deposits                $587,109   $22,812            $542,880   $21,143            $483,659   $18,481
                                 ========   =======            ========   =======            ========   =======

As of December 31, 1997, domestic time deposits of $100,000 or more totaled $66,135,141, with the following maturities: $35,488,736, three months or less; $15,479,238, over three months through six months; $5,212,989, over six months through twelve months and $9,954,178, over one year.

Other Borrowings

     The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings for the years ended December 31, 1997, 1996 and 1995.

                                    Table 15
                                Other Borrowings


                                     Interest                        Maximum
                           Balance   Rate                   Avg.     Outstanding
(Dollars in thousands)     as of     as of      Average     Int.     at Any
                           Dec. 31   Dec. 31    Balance     Rate     Month-End
                           -------   --------   -------     ----     ---------

     1997

Federal funds purchased,
  securities sold under
  agreements to purchase
  and FHLB borrowings      $ 53,279    5.79%    $36,590      5.37%   $55,789
                           ========             =======              =======



     1996

Federal funds purchased,
  securities sold
  under agreements to
  repurchase and
  FHLB borrowings          $ 32,895    5.23%    $32,158      5.14%   $36,440
                           ========             =======              =======



     1995

Federal funds purchased,
  securities sold
  under agreements to
  repurchase and
  FHLB borrowings          $ 39,714    5.40%    $26,145      5.16%   $58,565
                           ========             =======              =======

At December 31, 1997, the Banks had two available lines of credit with the FHLB totaling $52.5 million with $26,933,275 outstanding. The outstanding amounts consisted of $24,400,000 maturing in 1998, $260,417 maturing in 1999, $1,142,858 maturing in 2001, $600,000 maturing in 2003, and $530,000 maturing in 2011. At December 31, 1997, such amounts were outstanding at market interest rates for the specific advance program and maturity. In addition, the Banks are required to pledge collateral to secure the advances as described in the line of credit agreements. The collateral consists of FHLB stock and qualifying 1-4 family residential mortgage loans.

Return on Equity and Assets

     The table below indicates the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), dividend payout ratio (dividends declared divided by net income), and average equity to average assets ratio (average equity divided by average total assets) and other key operating data for the years ended December 31, 1997, 1996, and 1995. Averages are based on daily balances.

                                    Table 16
                           Return on Equity and Assets

                                                      December 31,
                                          -------------------------------------
(Dollars in thousands                       1997           1996           1995
                                          -------        -------        -------
 except per share amounts)

Net income                                 $8,401        $10,069         $8,304
Average shareholders' equity               76,103         68,165         58,170
Average total assets                      703,012        648,268        572,102
Dividends declared                          4,246          3,775          2,618
Dividends per share                           .53            .50            .43
Basic net income per share                   0.91           1.10           0.95
Diluted net income per share                 0.90           1.09           0.94

Return on average assets                     1.20%          1.55%          1.45%
Return on average equity                    11.04          14.77          14.28
Dividend payout ratio                       50.54          37.49          31.53
Average equity to average assets ratio      10.83          10.51          10.17

Item 2. Properties

The Company -

     The trust department and certain corporate offices of the Company and FCNB are located at Church Street Commons, 845 Church Street, North, Concord, North Carolina. This property, consisting of approximately 4,633 square feet of office space, is leased pursuant to an agreement providing for a three year period beginning October 1, 1996 and ending September 30, 1999, with an option to renew for one five year period. Lease payments under the agreement are $5,358.84 per month. The accounting, operations and data processing departments of FCNB, as well as the principal executive office of the Company and FCNB, currently are located in a facility at 22 Union Street, North, Concord, North Carolina which was purchased in 1980 and contains approximately 19,500 square feet of office space.

     The main office of FCNB is located at 4 Union Street, North, Concord, North Carolina and contains approximately 12,300 square feet of office space, parking and a three lane drive-in teller facility with an attached full service ATM. The main office of Union is located at 201 North Charlotte Avenue, Monroe, North Carolina in a two-story building containing approximately 6,850 square feet, which was constructed by Union in 1985 and which Union owns in fee simple. Union owns a vacant lot adjacent to its main office on which it maintains a full-service ATM.

     Union's mortgage loan department is located in Monroe, North Carolina, in a building containing approximately 2,000 square feet, which is leased from a third party under an agreement providing for a current term of three years which expires on February 28, 2000. Union has options to renew the lease for up to three consecutive additional terms of three years each. As of March 1, 1997, lease payments under the agreement will be $2,200 per month

     In addition to its main office, FCNB has full service branches located in North Carolina which are listed below:

       Boiling Springs                  Concord - Wilmar (10
       Cornelius (1)                    Davidson Concord - Highway 29
       Forest City                      Harrisburg (1)
       Huntersville (1)                 Kannapolis (1)
       Kings Mountain                   Landis (1)
       Midland (1)                      Mt. Pleasant
       Oakdale (1)                      Shelby
----------
       (1) Branch maintains an ATM on site

     All of these branches, except Davidson, have drive-in teller facilities. In
addition,  eight  remote  ATMs  are  maintained  in  various   convenience-style
locations throughout Cabarrus and northeast Mecklenburg counties.

     The Branchview Shopping Center branch (in Concord), the Huntersville branch and a small portion of the main office are leased from third parties. The rest of the aforementioned FCNB properties are owned free of any encumbrances. The monthly rents for the Branchview and Huntersville branches are $1,152 and $3,500, respectively. The respective leases expire in 2002 and 1999, and each have remaining renewal options of five years.

     FCNB owns two separate properties in northeast Mecklenburg County for future branch expansion. Both properties could accommodate full service branches with drive-in teller facilities, if desired, for future development.

     In addition to its main office, Union has full service branches located in North Carolina which are listed below:

       Indian Trail (2), (1)            Skyway Drive (3)
       Waxhaw (4), (1)                  Matthews (5)

----------

     (1) Branch maintains an ATM on site

     (2) The building and the land are leased from a third party under an agreement providing for an original term of fifteen years which expires on October 31, 2001. Union has options to renew the lease for up to three consecutive additional terms of five years each. Lease payments under the agreement are $2,685 per month.

     (3) The building is located on land leased from a third party under an agreement which provides for an original term of fifteen years which expires on February 1, 2003. Union has options to renew the lease for up to five consecutive additional terms of five years each. Lease payments under the Agreement are $1,450 per month, and Union has an option to purchase the property at the end of ten years at a price of $200,000.

     (4) Branch is owned by Union in fee simple.

     (5) The facility is leased from a third party under an agreement which provided for an original term of one year which expired on March 31, 1993. The original agreement provided for options to renew the lease for up to three consecutive additional terms of one year each. Union exercised its final option to renew, which expired on March 31, 1996. As of April, 1996, monthly lease payments of $3,000 are being paid per a month-to-month agreement with the third party. Property for a new branch has been purchased, and a new building is under construction and is estimated to be completed during the first quarter of 1998. Management expects it will be able to continue its month to month lease arrangement with the third party at the present site until such time as new branch construction is complete and available for occupancy.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     A special meeting of the shareholders of the Registrant was held on December 10, 1997 (the "First Charter Special Meeting") to (A) consider and vote upon a proposal to approve the Agreement and Plan of Merger dated August 15, 1997, by and between the Registrant and CSB (the "Merger Agreement"), and the transactions contemplated thereby, including (i) the merger of CSB into FCNB (the "Merger") and (ii) the issuance of 1.023 shares of common stock of the Registrant for each outstanding share of common stock of CSB upon the consummation of the Merger, and (B) consider and vote upon Amended and Restated Articles of Incorporation for the Registrant, which included amendments to (i) increase the number of shares of common stock that the Company is authorized to issue from 10,000,000 to 25,000,000 and (ii) make certain technical changes to reflect changes in the North Carolina Business Corporation Act.

     A motion to approve the Merger Agreement and the transactions contemplated thereby was adopted by a vote of the majority of the votes cast by shareholders of the Registrant, as follows:

         For:                 5,486,170
         Against:                13,363
         Abstained:              13,092
         Broker Non Votes:            -

     A motion to approve the Amended and Restated Articles of Incorporation of the Registrant and the amendments contemplated thereby was adopted by a vote of the majority of the votes cast by shareholders of the Registrant, as follows:

         For:                 5,137,858
         Against:               662,544
         Abstained:              13,027
         Broker Non Votes:            -

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

Name                        Age     Office and Position - Year Elected
----                        ---     ----------------------------------

Lawrence M. Kimbrough        57     President and Chief Executive Officer   1986 - Present
                                       of the Registrant and FCNB

Robert O. Bratton            49     Executive Vice President, Chief         1983 - Present
                                       Operating Officer and Chief
                                       Financial Officer of the
                                       Registrant and FCNB
                                    Vice President of Union                 1996 - Present

Robert G, Fox, Jr.           48     Executive Vice President                1993 - Present
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
                                       Senior Credit Officer
                                       Barclays Bank of NC

H. Clark Goodwin             63     Executive Vice President of the         1995 - Present
                                       Registrant
                                    President and Chief Executive           1985 - Present
                                       Officer of Union

Edward B. McConnell          51     Executive Vice President of the
                                       Registrant and FCNB                  1996 - Present
                                    Vice President of Union                 1996 - Present
                                    Senior Vice President, FCNB             1995 - 1996
                                    Senior Vice President, First Union      1994 - 1995
                                    President, Crown National Bank          1993 - 1994

John J. Godbold, Jr.         56     Executive Vice President of the
                                       Registrant and FCNB                  1997 - Present
                                    President and Chief Executive Officer
                                       of the former Carolina State Bank    1990 - 1997

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters

     The information called for by Item 5 with respect to the market price of and dividends on the Registrant's Common Stock is set forth on the inside back cover of the First Charter Corporation 1997 Annual Report to Shareholders
(included herewith as Exhibit 13.1) under the caption "Stock Information and Dividends" and is hereby incorporated by reference.

     The Registrant periodically issues unregistered shares of its Common Stock to key employees pursuant to the exercise of options granted under its Comprehensive Stock Option Plan pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1993, as amended. During the year ended December 31, 1997, the Registrant issued the following shares pursuant to such option exercises:

     On February 4, 1997, the Registrant issued 4,080 shares for an aggregate of $16,899.00.

     On March 20, 1997, the Registrant issued 420 shares for an aggregate of $2,241.75.

     On June 15, 1997, the Registrant issued 600 shares for an aggregate of $5,250.00.

     On July 14, 1997, the Registrant issued 4,320 shares for an aggregate of $38,892.00.

     On July 23, 1997, the Registrant issued 350 shares for an aggregate of $1,868.13.

     On August 7, 1997, the Registrant issued 648 shares for an aggregate of $5,670.00.

     On August 20, 1997, the Registrant issued 180 shares for an aggregate of $2,207.70.

     On October 20, 1997, the Registrant issued 672 shares for an aggregate of $5,880.00.

     On December 19, 1997, the Registrant issued 100 shares for an aggregate of $1,226.51.

     On December 22, 1997, the Registrant issued 375 shares for an aggregate of $2,001.56.

Item 6. Selected Financial Data

     The information called for by Item 6 is set forth on page 1 of the First Charter Corporation 1997 Annual Report to Shareholders (included herein as
Exhibit 13.l) under the caption "Selected Consolidated Financial Data" and is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information called for by Item 7 is set forth on pages 30 through 43 of the First Charter Corporation 1997 Annual Report to Shareholders (included herein as Exhibit 13.1) under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The information called for by Item 7A is set forth on pages 32 and 33 of the First Charter Corporation 1997 Annual Report to Shareholders (included herein as Exhibit 13.1) under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations and Financial Condition" and is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

     The information called for by Item 8 is set forth on pages 5 through 29 of the First Charter Corporation 1997 Annual Report to Shareholders (included herein as Exhibit 13.1) and is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders under the captions "Election of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

Item 11. Executive Compensation

     The information called for by Item 11 is set forth in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders under the captions "Election of Directors - Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," respectively, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is set forth in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders under the captions "Principal Shareholders" and "Management Ownership of Common Stock," respectively, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by Item 13 is set forth in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (l) Financial Statements.

     The following financial statements, together with a report thereon of independent certified public accountants, are included in this report by incorporation by reference to the First Charter Corporation 1997 Annual Report to Shareholders (included herein as Exhibit 13.1) as set forth in
     Item 8:

     Independent Auditors' Report

     Consolidated Balance Sheets, December 31, 1997 and 1996

     Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules.

     Financial statement schedules, for which provision for filing is made in the applicable accounting regulations of the Securities and Exchange Commission for bank holding companies, are omitted because the required information is not applicable or is included elsewhere herein.

     (3) Exhibits.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)  Description of Exhibits
---------------  -----------------------

     3.1         Amended  and  Restated   Articles  of   Incorporation   of  the
                 Registrant.

     3.2 By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-15829).

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)  Description of Exhibits
---------------  -----------------------

   *10.1 Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

    10.2 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 28.1 of the Registrant's Registration Statement No. 33-52004.

   *10.3         Executive Incentive Bonus Plan.

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

   *10.8 Amended and Restated Employment Agreement between First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997.

   *10.9         Restricted   Stock  Award  Program,   incorporated   herein  by
                 reference to Exhibit 99.1 of the Registrant's Registration Statement No. 33-60949.

    10.10 Agreement and Plan of Merger between the Registrant and Carolina State Bank dated as of August 15, 1997, incorporated herein by reference to Exhibit 2.1 of the Registrant's Registration Statement No. 333-35905.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)  Description of Exhibits
---------------  -----------------------

    10.11        Stock  Option  Agreement  between the  Registrant  and Carolina
                 State Bank dated June 30, 1997, incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed July 2, 1997 (Commission File No. 0-15829).

   *10.12 Employment Agreement dated as of January 20, 1993, as amended as of August 31, 1995, between Bank of Union and H. Clark Goodwin, incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-15829).

   *10.13        Change in Control  Agreement  dated October 16, 1996 for Edward
                 B. McConnell, incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 1996 (Commission File No. 0-15829).

    10.14 1998 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant's Registration Statement No. 333-43617.

   *10.15        Stock Option Plan For Non-Employee Directors.

   *10.16 Amended and Restated Salary Continuation Agreement between First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997.

    11.1         Statement regarding computation of per share earnings.

    13.1 First Charter Corporation Annual Report to its shareholders for the year ended December 31, 1997. Such Annual Report to its shareholders, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.

    21.1         List of subsidiaries of the Registrant.

    23.1         Consent of KPMG Peat Marwick LLP.

    27.1         Financial Data Schedule.

* Indicates a management contract or compensatory plan required to be filed herein.

(b)  Reports on Form 8-K.

       There were no current reports on Form 8-K filed in the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST CHARTER CORPORATION
                                                     (Registrant)


                                            By: /s/ Lawrence M. Kimbrough
                                                --------------------------------
                                                Lawrence M. Kimbrough, President

                                            Date:  March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                   Title                             Date
         ---------                   -----                             ----

/s/ Lawrence M. Kimbrough        President and Director           March 26, 1998
---------------------------      (Principal Executive
  (Lawrence M. Kimbrough)        Officer)

---------------------------      Chairman of the Board
  (J. Roy Davis, Jr.)            and Director

/s/ Branson C. Jones             Vice Chairman of the             March 26, 1998
---------------------------      Board and Director
  (Branson C. Jones)

/s/ Robert O. Bratton            Executive Vice President         March 26, 1998
---------------------------      (Principal Financial and
  (Robert O. Bratton)            Principal Accounting Officer)

---------------------------      Director
  (William R. Black)

/s/ Michael R. Coltrane          Director                         March 26, 1998
---------------------------
  (Michael R. Coltrane)

/s/ T. Carl Dedmon               Director                         March 26, 1998
---------------------------
  (T. Carl Dedmon)

---------------------------      Director
  (James B. Fincher)

---------------------------      Director
  (John J. Godbold, Jr.)

/s/ H. Clark Goodwin             Director                         March 26, 1998
---------------------------
  (H. Clark Goodwin)

         Signature                   Title                             Date
         ---------                   -----                             ----

/s/ Charles F. Harry III         Director                         March 26, 1998
---------------------------
  (Charles F. Harry, III)

/s/ Frank H. Hawfield            Director                         March 26, 1998
---------------------------
  (Frank H. Hawfield)

/s/ J. Knox Hillman, Jr.         Director                         March 26, 1998
---------------------------
  (J. Knox Hillman, Jr.)

---------------------------      Director
  (Jerry E. McGee)

/s/ Hugh H. Morrison             Director                         March 26, 1998
---------------------------
  (Hugh H. Morrison)

---------------------------      Director
  (Thomas R. Revels)

                                  Exhibit Index

Exhibit No.
(per Exhibit
Table in
Item 601 of                                                           Sequential
Regulation S-K)     Description of Exhibits                              Page No
---------------     -----------------------                              -------

    3.1         Amended and Restated  Articles of  Incorporation  of the
                Registrant.

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

  *10.3         Executive Incentive Bonus Plan.

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

Exhibit No.
(per Exhibit
Table in
Item 601 of                                                           Sequential
Regulation S-K)     Description of Exhibits                              Page No
---------------     -----------------------                              -------

  *10.8 Amended and Restated Employment Agreement between First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997.

  *10.9         Restricted Stock Award Program,  incorporated  herein by
                reference   to   Exhibit   99.1   of  the   Registrant's
                Registration Statement No. 33-60949.

   10.10 Agreement and Plan of Merger between the Registrant and Carolina State Bank dated as of August 15, 1997, incorporated herein by reference to Exhibit 2.1 of the Registrant's Registration Statement No. 333-35905.

   10.11 Stock Option Agreement between the Registrant and Carolina State Bank dated June 30, 1997, incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed July 2, 1997 (Commission File No. 0-15829).

  *10.12 Employment Agreement dated as of January 20, 1993, as amended as of August 31, 1995, between Bank of Union and
                H. Clark  Goodwin,  incorporated  herein by reference to
                Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-15829).

  *10.13 Change in Control Agreement dated October 16, 1996 for Edward B. McConnell, incorporated herein by reference to
                Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 1996 (Commission File No. 0-15829).

   10.14        1998 Employee Stock Purchase Plan,  incorporated  herein
                by  reference  to  Exhibit  99.1  of  the   Registrant's
                Registration Statement No. 333-43617.

  *10.15        Stock Option Plan For Non-Employee Directors.

  *10.16        Amended  and  Restated  Salary  Continuation   Agreement
                between First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997.

   11.1         Statement regarding computation of per share earnings.

Exhibit No.
(per Exhibit
Table in
Item 601 of                                                           Sequential
Regulation S-K)     Description of Exhibits                              Page No
---------------     -----------------------                              -------

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