Form 10-Q
period 1998-03-31
FIRST CHARTER CORP /NC/
filed 1998-05-15
CIK 717306

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

Commission file number_______________________0-15829___________________________

                            FIRST CHARTER CORPORATION
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)




               North Carolina                                       56-1355866
_______________________________________               ______________________________________
(State or other jurisdiction of                          (IRS Employer Identification No.)
incorporation or organization)


          22 Union Street, North, Concord, North Carolina          28025
         __________________________________________________________________
          (Address of principal executive offices)             (Zip Code)

               (704) 786-3300
___________________________________________________________________________
         (Registrant's telephone number, including area code)

               N/A
____________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                 No
              ___                   ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.   Yes         No
                                         __          __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         9,346,611 shares of Common Stock, no par value, outstanding as of May 15, 1998.

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        MARCH 31,       December 31,
                                                                                          1998              1997
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                 (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks...................................................         $     32,963           $     33,077
Interest bearing bank deposits............................................                7,870                  7,975
Securities available for sale:
     U.S. Government obligations..........................................               13,811                 22,333
     U.S. Government agency obligations...................................               45,313                 45,863
     Mortgage-backed securities...........................................                8,736                  9,676
     State and municipal obligations, nontaxable..........................               86,189                 85,532
     Other................................................................               13,211                 13,627
                                                                                      ---------------------------------
          Total securities available for sale.............................              167,260                177,031
                                                                                      ---------------------------------
Loans.....................................................................              548,920                524,076
     Less: Unearned income................................................                 (204)                  (273)
           Allowance for loan losses......................................               (8,088)                (8,004)
                                                                                      ---------------------------------
     Loans, net...........................................................              540,628                515,799
                                                                                      ---------------------------------
Premises and equipment, net...............................................               16,071                 15,949
Other assets..............................................................               10,991                 11,863
                                                                                      ---------------------------------
          Total assets....................................................         $    775,783           $    761,694
                                                                                      =================================
LIABILITIES AND SHAREHOLDERS' EQUITY Deposits, domestic:
     Noninterest bearing demand...........................................         $     93,875           $     94,434
     Interest bearing:
          NOW accounts....................................................               96,326                 95,343
          Time............................................................              373,291                365,442
          Certificates of deposit greater than $100,000...................               72,342                 66,135
                                                                                      ---------------------------------
                Total deposits............................................              635,834                621,354
Other borrowings..........................................................               53,017                 53,279
Other liabilities.........................................................                5,759                  9,257
                                                                                      ---------------------------------
          Total liabilities...............................................              694,610                683,890
                                                                                      ---------------------------------
SHAREHOLDERS' EQUITY:
Common stock - no par value; authorized, 25,000,000
     shares; issued and outstanding, 9,328,545 shares
     at 3/31/98 and 9,268,573 shares at 12/31/97..........................               50,516                 49,514
Retained earnings.........................................................               26,807                 25,102
Accumulated other comprehensive income:
     Unrealized gain on securities available for sale, net................                3,850                  3,188
                                                                                       -------------------------------
          Total shareholders' equity......................................               81,173                 77,804
                                                                                        -------------------------------
          Total liabilities and shareholders' equity......................         $    775,783           $    761,694
                                                                                        ===============================
See accompanying notes to consolidated financial statements.

                   First Charter Corporation and Subsidiaries
                  Consolidated Statements of Income (Unaudited)

                                                                               For the Three Months Ended
--------------------------------------------------------------------------------------------------------------
                                                                                March 31,          March 31,
(Dollars in thousands, except per share amounts)                                    1998               1997
--------------------------------------------------------------------------------------------------------------

Interest income:
     Interest and fees on loans........................................      $      12,521     $       10,683
     Federal funds sold................................................                  -                 58
     Interest bearing bank deposits....................................                 51                 29
     Securities available for sale.....................................              2,358              2,016
     Investment securities:
         Taxable.......................................................                  -                203
         Non-taxable...................................................                  -                  1
                                                                                  ----------------------------
              Total interest income....................................             14,930             12,990
                                                                                  ----------------------------
Interest expense:
     Deposits..........................................................              5,820              5,314
     Federal funds purchased and securities
         sold under agreements to repurchase...........................                366                255
     Federal Home Loan Bank borrowings.................................                255                238
                                                                                  ----------------------------
              Total interest expense...................................              6,441              5,807
                                                                                  ----------------------------
                 Net interest income...................................              8,489              7,183
Provision for loan losses..............................................                710                409
                                                                                  ----------------------------
     Net interest income after provision for loan losses...............              7,779              6,774
                                                                                  ----------------------------
Noninterest income:
     Trust income......................................................                470                409
     Service charges on deposit accounts...............................              1,014                895
     Insurance and other commissions...................................                316                248
     Securities available for sale transactions, net...................                 79                248
     Other.............................................................                687                413
                                                                                   ----------------------------
          Total noninterest income.....................................              2,566              2,213
                                                                                   ----------------------------
Noninterest expense:
     Salaries and fringe benefits......................................              3,492              2,806
     Occupancy and equipment...........................................                997                804
     Other.............................................................              1,600              1,527
                                                                                   ---------------------------
          Total noninterest expense....................................              6,089              5,137
                                                                                   ---------------------------
          Income before income taxes...................................              4,256              3,850
Income taxes...........................................................              1,245              1,164
                                                                                   ---------------------------
          Net income...................................................      $       3,011     $        2,686
                                                                                   ===========================


Basic net income per share.............................................      $        0.32     $         0.29
                                                                                   ===========================
Weighted average common shares.........................................          9,310,298          9,205,381

Diluted net income per share...........................................      $        0.32     $         0.29
                                                                                   ===========================
Weighted average common and common
     equivalent shares.................................................          9,460,050          9,272,252

Cash dividends declared................................................      $        0.14     $        0.125
                                                                                   ===========================


See accompanying notes to consolidated financial statements.

                    First Charter Corporation and Subsidiaries
           Consolidated Statement of Shareholders' Equity (Unaudited)
               For The Three Months Ended March 31, 1998 and 1997



                                                                                                   Accumulated
                                                                                                      Other
                                                          Common Stock           Retained         Comprehensive
                                               ---------------------------
(Dollars in thousands)                                 Shares      Total         Earnings            Income               Total
--------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1996..................      7,391,754    $   43,101      $    26,932          $     1,688          $   71,721
Net income through March 31, 1997..........              -             -            2,686                    -               2,686
Cash dividends of $0.125 per share.........              -             -             (946)                   -                (946)
Purchase and retirement of
    common stock...........................        (12,773)        (280)                -                    -                (280)
Stock options exercised and Dividend
    Reinvestment Plan stock issued.........         18,647           338                -                    -                 338
6-for-5 Stock Split........................      1,261,418         5,701           (5,701)                   -                   -
Pre-merger transactions of pooled bank.....        545,271             -                -                    -                   -
Unrealized loss on securities
    available for sale, net................              -             -                -                 (642)               (642)
                                              -------------------------------------------------------------------------------------
Balance March 31, 1997.....................      9,204,317    $   48,860      $    22,971          $     1,046          $   72,877
                                              =====================================================================================
Balance December 31, 1997..................      9,268,573        49,514           25,102                3,188              77,804
Net income through March 31, 1998..........              -             -            3,011                    -               3,011
Cash dividends of $0.14 per share..........              -             -           (1,306)                   -              (1,306)
Purchase and retirement of
    common stock...........................           (684)          (18)               -                    -                 (18)
Stock options exercised and Dividend
    Reinvestment Plan stock issued.........         60,656         1,020                -                    -               1,020
Unrealized gain on securities
    available for sale, net................              -             -                -                  662                 662
                                             --------------------------------------------------------------------------------------
Balance March 31, 1998.....................      9,328,545    $   50,516      $    26,807          $     3,850          $   81,173
                                             ======================================================================================


See accompanying notes to consolidated financial statements.

                   First Charter Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                    For the Three Months Ended
----------------------------------------------------------------------------------------------------------------
                                                                                    March 31,       March 31,
(Dollars in thousands)                                                                1998              1997
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income..............................................................        $     3,011      $    2,686
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
       Provision for loan losses...........................................                710             409
       Depreciation........................................................                557             436
       Premium amortization and discount accretion, net....................                 35             (10)
       Net gain on securities available for sale transactions..............                (79)           (248)
       Net loss (gain) on sale of premises and equipment...................                  1             (12)
       Origination of mortgage loans held for sale.........................            (20,511)          ( 662)
       Proceeds from sale of mortgage loans available for sale.............             13,755             744
       Decrease in other assets............................................              1,328          21,364
       Decrease in other liabilities.......................................             (3,498)        (23,681)
                                                                                      -------------------------
              Net cash provided (used) by operating activities.............             (4,691)          1,026
                                                                                      -------------------------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale....................             11,963             447
   Proceeds from maturities of securities available for sale...............              2,664           8,275
   Purchase of investment securities.......................................                  -            (763)
   Purchase of securities available for sale...............................             (3,726)        (10,612)
   Net increase in loans...................................................            (19,662)        (13,588)
   Proceeds from sales of premises and equipment...........................                  -              13
   Purchases of premises and equipment.....................................               (681)         (1,075)
                                                                                       ------------------------
         Net cash used by investing activities.............................             (9,442)        (17,303)
                                                                                       ------------------------
Cash flows from financing activities:
   Net increase (decrease) in demand, NOW, money market
      and savings accounts.................................................             15,990         (16,297)
   Net increase (decrease) in certificates of deposit......................             (1,510)          8,599
   Net increase (decrease) in securities sold under repurchase
      agreements and other borrowings......................................               (262)          2,188
   Purchase and retirement  of common stock................................                (18)           (280)
   Proceeds from issuance of common stock..................................              1,020             337
   Dividends paid..........................................................             (1,306)           (946)
                                                                                        -----------------------
      Net cash provided (used) by financing activities.....................             13,914          (6,399)
                                                                                        -----------------------
      Net decrease in cash and cash equivalents............................               (219)        (22,676)
      Cash and cash equivalents at beginning of period.....................             41,052          49,882
                                                                                        -----------------------
      Cash and cash equivalents at end of period...........................        $    40,833      $   27,206
                                                                                        =======================
Supplemental disclosures of cash flow information: Cash paid during the year for:
      Interest.............................................................        $     6,400      $    5,846
                                                                                        =======================

      Income taxes.........................................................        $     1,398      $      980
                                                                                        =======================
Supplemental disclosures of non-cash transactions:
   Transfer of loans, premises and equipment
      to other real estate owned...........................................        $       879      $        -
                                                                                        -----------------------

   Investment securities transferred to available for sale.................        $         -      $   14,285
                                                                                        =======================

   Unrealized gain (loss) in value of securities available for sale (net of tax effect of $423 and ($391) for March 31, 1998 and
      March 31, 1997, respectively)........................................        $       662      $     (642)
                                                                                         ======================

See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. All financial data has been adjusted to reflect the acquisition of Carolina State Bank in December 1997, which was accounted for as a pooling-of-interests.

2. The Corporation calculates its basic and diluted income per share in accordance with the Financial
   Accounting Standards Board (FASB) Standard No. 128, "Earnings per Share". Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation's common stock equivalents, which consist of dilutive stock options, were exercised. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all the periods presented. A reconciliation of the denominator of the basic net income EPS computations to the denominator of the diluted EPS computations is as follows:

                                                                                Three Months Ended March 31,
                                                                                -----------------------------
                                                                                   1998         1997
             Basic EPS denominator:
                Weighted average number of common
                 shares outstanding....................................         9,310,298        9,205,381
             Dilutive effect arising from assumed
                 exercise of stock options.............................           149,752           66,871
                                                                                ---------------------------
             Diluted EPS denominator...................................         9,460,050        9,272,252
                                                                                ==========================

             Income per share for the three months ended March 31, 1997, has been restated to reflect a 6-for-5 stock split declared in the second quarter of 1997.

3. In certain instances, amounts reported in the 1997 consolidated financial statements have been reclassified to present them in the format selected for 1998. Such reclassifications have no effect on net income or shareholders' equity as previously reported.

4. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for the interim period. All such adjustments were of a normal recurring nature.

5. On January 1, 1998 the Corporation adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". As required by the SFAS No. 130, prior year information has been modified to conform with the new presentation.

             Comprehensive income includes net income and all changes to the Corporation's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Corporation's only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

             The Corporation's total comprehensive income for the three months ended March 31, 1998 and 1997, was $3,673,000 and $2,044,000,
             respectively. Information concerning the Corporation's other comprehensive income for the three months ended March 31, 1998 and 1997, is as follows:


     (Dollars in thousands)
--------------------------------------------------------------------------------------------------------
                                                                                1998              1997
                                                                               -------------------------
     Unrealized gains/(losses) on available for sale securities.........       $  1,164       $    (785)
     Less:
     Reclassification of gains recognized in net income.................             79             248
     Income tax expense/(benefit) relating to
        unrealized gains on available for sale securities...............            423            (391)
                                                                                --------     -----------
     Other comprehensive income.........................................       $    662       $    (642)
                                                                                ========     ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The consolidated balance sheets of First Charter Corporation (the "Corporation") represent account balances for the Corporation and its wholly owned banking subsidiaries, First Charter National Bank ("FCNB") and Bank of Union ("Union").

             The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation and the notes thereto included in this report. In addition, the following discussion contains certain forward-looking statements. See "Factors that May Affect Future Results."

LIQUIDITY

             FCNB and Union (the "Banks") derive the major source of their liquidity from their core deposit base. Liquidity is further provided by loan repayments, maturities in the investment portfolios, the ability to secure public deposits, the availability of federal fund lines at correspondent banks and the ability to borrow from the Federal Reserve Bank discount window. In addition to these sources, the Banks are members of the Federal Home Loan Bank ("FHLB") System which provides access to FHLB lending sources. At March 31, 1998, the Banks had two available lines of credit with the FHLB totaling $85 million, with $66 million available. Another source of liquidity is the securities available for sale portfolios which may be sold in response to liquidity needs. Management believes the Banks' sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

CAPITAL RESOURCES

             At March 31, 1998, total shareholders' equity was $81,173,399, or $8.70 per share compared to $77,804,463, or $8.39 per share at December 31, 1997.

             At March 31, 1998, the Corporation and the Banks were in compliance with all existing capital requirements. The Corporation's capital requirements are summarized in the table below:

                                                                                      Risk-Based Capital
                                                                     ----------------------------------------------------
                                        Leverage Capital                Tier 1 Capital              Total Capital
-------------------------------------------------------------------------------------------------------------------------
                                      Amount     Percentage (1)        Amount   Percentage (2)    Amount  Percentage (2)
-------------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Actual.....................         $76,655             10.25%       $76,655        13.03%      $84,016         14.27%
Required...................           29,913            4.00           23,556       4.00          47,111        8.00
Excess.....................           46,742            6.25           53,099       9.03          36,905        6.27


(1) Percentage of total adjusted average assets. The Federal Reserve Bank ("FRB") minimum leverage ratio requirement is 3% to 5%, depending on the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.

(2)          Percentage of risk-weighted assets.

REGULATORY RECOMMENDATIONS

             Management is not presently aware of any current recommendations to the Corporation or to the Banks by regulatory authorities which, if they were to be implemented, would have a material adverse effect on the Corporation's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             Net income for the three month period ended March 31, 1998 was $3,010,656, or $0.32 basic income per share versus $2,686,099, or $0.29 basic income per share for the comparable period in 1997 which represents a 10.3% increase. The increase is primarily attributable to increases in net interest income and noninterest income which were partially offset by increases in provision for loan losses and noninterest expenses. On an annualized basis, year to date results represent a return on average assets of 1.62% versus 1.63% and a return on average equity of 15.20% versus 14.82%, for the periods ended March 31, 1998 and March 31, 1997, respectively.

             Total assets at March 31, 1998 were $775,783,232 compared to $761,694,285 at December 31, 1997. Strong loan demand continued during the first three months of 1998. As a result, gross loans increased 4.7% to $548,919,896 from $524,076,312 at December 31, 1997. Total deposits increased 2.3% to $635,834,184 from $621,354,301 at December 31, 1997.

             Securities available for sale totaled $167,260,349 at March 31, 1998 for a decrease of approximately $9.8 million from December 31, 1997. The decrease was primarily due to sales of U.S. Government securities which had yields to maturity lower than cost of funds. Therefore, the proceeds were used to reduce borrowings. Additionally, during the quarter, as maturities or paydowns occurred on securities, the proceeds were utilized to meet loan demand and reinvested in additional securities. The carrying value of securities available for sale was $2,818,000 above their amortized cost at March 31, 1998 which represents gross unrealized gains of $2,994,000 and gross unrealized losses of $176,000.

             For the three month period ended March 31, 1998, net interest income before provision for loan losses increased $1,306,000 over the comparable period in 1997. The increase is primarily attributable to an increase in the level of interest earning assets, which was further enhanced by a higher net interest margin. The net interest margin increased to 5.25% at March 31, 1998 from 5.04% at March 31, 1997. The average yield on interest-earning assets was 8.99% at March 31, 1998 compared to 8.76% at March 31, 1997, and the average rate paid on interest-bearing liabilities decreased to 4.52% at March 31, 1998 compared to 4.57% at March 31, 1997.

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

             The provision for loan losses for the three months ended March 31, 1998 was $710,000, compared to $409,000 for the three months ended March 31, 1997. The increase in the provision was due to the growth in the loan portfolio as well as higher levels of loan charge-offs. During the quarter, net charge-offs increased to approximately $626,000 compared to net charge-offs of approximately $276,000 for the same period of 1997. At March 31, 1998 and December 31, 1997, the allowance for loan losses as a percentage of gross loans was 1.50% and 1.53%, respectively. As part of the continual grading process used to monitor the credit quality of the loan portfolio, an analysis is performed monthly independently from any analysis in conjunction with the origination of loans. Based on this review, management believes the allowance to be adequate; however, future adjustments may be necessary if economic and other conditions differ substantially from management's assumptions.

             In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for loan losses and losses on real estate owned. Such agencies may require the Banks to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

             The following table presents changes in the allowance for loan losses for the quarters ended March 31, 1998 and 1997, respectively.

                                                                   March 31,           March 31,
  (Dollars in thousands)                                              1998                1997
----------------------------------------------------------------------------------------------------

Beginning Balance  ....................................      $   8,004             $   6,528
Provision charged to operations........................            710                   409
Loan charge-offs.......................................           (767)                 (344)
  Less loan recoveries.................................            141                    68
                                                                  -----              --------
    Net loan charge-offs...............................           (626)                 (276)
                                                                  -----              --------
Ending Balance.........................................      $   8,088             $   6,661
                                                                 ======              ========




             At March 31, 1998, the recorded investment in loans that were considered to be impaired under FASB Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," was

$2,358,014 (of which $1,843,475 was on nonaccrual) compared to the recorded investment in impaired loans of $2,216,380 (of which $2,062,173 was on nonaccrual) at December 31, 1997. The related allowance for loan losses on these loans was $725,053 and $764,538 at March 31, 1998 and December 31, 1997,
respectively. The average recorded investment in impaired loans for the three months ended March 31, 1998 and 1997 was $2,154,680 and $1,927,932, respectively. For the three months ended March 31, 1998 and 1997, the Corporation recognized interest income recorded on impaired loans of $6,600 and $7,540, respectively, none of which was recognized using the cash method of income recognition.

             Total problem assets at March 31, 1998 were $5,879,000 or 1.07% of gross loans, compared to $5,632,000 or 1.07% at December 31, 1997. The components of nonperforming and problem assets are presented in the table below:

                                                                                March 31,           December 31,
(Dollars in thousands)                                                        1998                      1997
-----------------------------------------------------------------------------------------------------------------
Nonaccrual loans...........................................................  $    1,924             $    2,105
Other real estate .........................................................       2,192                  1,418
                                                                                 -------            -----------
  Total non-performing assets..............................................       4,116                  3,523
                                                                                 -------            -----------
Loans 90 days or more
  past due and still accruing..............................................       1,763                  2,109
                                                                                 -------            -----------
Total problem assets..................................................        $   5,879             $    5,632
                                                                                 =======            -----------


       Interest income that would have been recorded on nonaccrual loans for the three months ended March 31, 1998 and 1997, had they performed in accordance with their original terms, amounted to approximately $51,000 and $29,000, respectively. There was no interest income recorded on non-accrual loans for the three months ended March 31, 1998 and 1997.

       Other real estate increased primarily due to one loan foreclosed in the first quarter of 1998 which was previously classified as 90 days past due or more and still accruing. This loan was secured by collateral equal to the carrying value of the loan.

             Noninterest income increased approximately $352,000 or 15.9% for the three month period ended March 31, 1998 over the comparable period in 1997. The major component of this increase was in other income which relates to higher mortgage loan income due to increased loan originations. Other factors contributing to this increase were higher trust income primarily due to higher levels of assets under management, higher commissions earned on brokerage services resulting from increased sales volumes and higher service charge income on deposit accounts due to increased non-sufficient fund charges.

             Noninterest expense increased approximately $952,000, or 18.5%, for the three month period ended March 31, 1998, over the comparable period in 1997. The increase is primarily attributable to higher salaries and fringe benefits due to a greater number of full-time equivalents and commissions paid on increased mortgage and brokerage service volumes. Higher occupancy and equipment expense due to depreciation expense for ongoing additions in computer network technology. Additional increases were incurred in professional services, data processing and postage expenses.

             Total income tax expense for the three month period ended March 31, 1998 increased $81,000, over the comparable period in 1997. The increase is attributable to an increase in taxable income which was partially offset by a decrease in the effective tax rate from 30.2% to 29.3%.

YEAR 2000 CONSIDERATION




Year 2000 Compliance

     The Corporation recognizes the potentially severe implications of the "Year 2000 Issue" and is actively pursuing solutions. The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 approaches. These problems generally arise because most computer hardware and software historically have used only two digits to identify the applicable year. Since there may be no accommodation for the full four-digit year, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failure or miscalculations causing disruption of operations, including among other things a temporary inability to process customer transactions, properly accrue interest income and expense or engage in similar normal business activities. In addition, non-banking systems, such as security alarms, telephones, vaults, etc. are also subject to malfunction due to their dependence upon software that utilizes special codes and conventions using the date field.

     The Board of Directors of the Corporation has approved a Year 2000 Action Plan ("Action Plan") that has been developed in accordance with the Federal Financial Institutions Examination Council (FFIEC) guidelines. In the imple-mentation of the Action Plan, the Corporation has performed a thorough inventory on all hardware, software and facilities that might be impacted by the Year 2000 Issue. The Corporation does not perform in-house programming of its software. Therefore, it is dependent upon its third-party vendors for modifications or conversion of its existing systems to correct the effects of the Year 2000 Issue. The Corporation is soliciting written documentation from all of its software and hardware vendors with respect to their action plans for remediation and testing. The vendor of the Corporation's core processing system has indicated to the Corporation that its product will be tested and fully compliant no later than October 18, 1998, and the Corporation receives updates on its progress on a regular basis. Based upon this information, the Corporation currently anticipates the renovation phase to be completed by no later than December 31, 1998 and the Corporation will be in a position to begin internal testing no later than that time.

     Management of the Corporation believes that the potential effects on the Corporation's internal operations of the Year 2000 Issue can be mitigated on timely basis. However, if required modifications or conversions are not made or are not completed on a timely basis, the Year 2000 Issue could disrupt normal business operations and have a material adverse impact on the Corporation.

     The Corporation also has developed a communication and assessment plan for its customers. Pursuant to this plan, the Corporation is initiating contact with its key customers to determine such customers' plans with respect to the Year 2000 Issue and the Corporation's vulnerability to any such customer's failure to remediate its own Year 2000 Issue. As most corporate customers depend on computer systems that must be Year 2000 compliant, a disruption in their businesses may result in potentially significant financial difficulties that could affect their creditworthiness. The Corporation is also initiating contact with key suppliers to determine their plan with respect to the Year 2000 Issue. There can be no guarantee that customers and suppliers will convert their systems on a timely basis or in a manner that is compatible with the Corporation's systems. Significant business interruptions or failures by key business customers, suppliers, trading partners or governmental agencies resulting from the effects of the Year 2000 Issue could have a material adverse effect on the Corporation.

     The expected cost to the Corporation of the Year 2000 project is currently estimated at $250,000 for hardware, software and facilities upgrades, customer communications, testing and other items required to pursue the Action Plan. All remediation costs will be expensed in the year incurred and will be funded through normal operating cash flow. Year 2000 project costs during the three months ended March 31, 1998 were not material.


     The costs of the Year 2000 project and the date on which the Corporation plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third-party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the time-frame indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Corporation's Year 2000 project include, but are not limited to, vendor's abilities to adequately correct or convert software and the effect on the Corporation's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs and similar uncertainties.







ACCOUNTING AND REGULATORY MATTERS

             In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997 and requires restatement of all prior periods presented. The implementation of the statement will not have an impact on the consolidated financial position or consolidated results of operations of the Corporation, but the statement could require additional disclosures to be made.

             In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". The new statement revises an employer's disclosure with respect to pension obligations and other postretirement benefit plans but does not change the measurement or recognition provisions of those plans. SFAS No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. The implementation of the statement is effective for fiscal years beginning after December 15, 1997. The statement is not expected to have a material impact on the consolidated financial statements of the Corporation.

             From time to time, FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes to and purposed effective dates of exposure draft.


FACTORS THAT MAY AFFECT FUTURE RESULTS

             The foregoing discussion contains certain forward-looking statements about the Corporation's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

             Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the passage of unforeseen state or federal legislation or regulation applicable to the Corporation's operations, the Corporation's ability to accurately predict the adequacy of the loan loss allowance needs using its present risk grading system, the ability to generate liquidity if necessary to meet loan demand, the ability to manage unforeseen domestic and global rapid changes in interest rates, the reliance on third party vendors to become Year 2000 compliant and, the availability of resources for the Corporation, or its vendors and customers, to complete their respective Year 2000 compliance effectively.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The following table presents the scheduled maturity of market risk sensitive instruments at March 31, 1998:

(DOLLARS IN THOUSANDS)

                                                                                             There
Maturing in:               1 Year       2 Years      3 Years      4 Years      5 Years       -after        Total

-----------------------------------------------------------------------------------------------------------------

ASSETS
Debt securities.....    $  14,820    $   10,403   $   22,115   $   11,999   $   26,143   $   65,754    $ 151,234
Loans...............      136,833        71,687       76,769       55,739       49,954      149,646      540,628
                        ----------------------------------------------------------------------------------------
Total...............    $ 151,653    $   82,090   $   98,884   $   67,738   $   76,097   $  215,400    $ 691,862
                        ========================================================================================
LIABILITIES
Savings, NOW, Demand
   and IMMA's.......    $ 386,664    $       --   $       --   $       --   $       --   $       --    $ 386,664
CD's................      190,928        50,244        7,749          122           50           77      249,170
Short-term
   Borrowings.......       50,897            --           --           --           --           --       50,897
Long-term
   Borrowings.......           --           --         1,000           --          600          520        2,120
                        ----------------------------------------------------------------------------------------
Total...............    $ 628,489    $   50,244   $    8,749   $      122   $      650   $      597    $ 688,851
                        ========================================================================================



The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at March 31, 1998:

                                                   Average        Estimated
(DOLLARS IN THOUSANDS)             Total     Interest Rate       Fair Value
-----------------------------------------------------------------------------
ASSETS
Debt Securities..........       $151,234              7.13%        $154,049
Loans....................        540,628              9.16          540,628
                               ---------------------------------------------
Total ...................       $691,862              8.72         $694,677
                               =============================================
LIABILITIES
Savings, NOW, Demand
  and IMMA's.............       $386,664              3.24         $386,664
CD's.....................        249,170              5.67          247,729
Short-term
  Borrowings.............         50,897              5.50           50,897
Long-term
  Borrowings.............          2,120              6.52            2,120
                                --------------------------------------------
Total....................       $688,851              4.46         $687,410
                                ============================================

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

             The Registrant periodically issues unregistered shares of its Common Stock to key employees pursuant to the exercise of options granted under its Comprehensive Stock Option Plan pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. During the quarter ended March 31, 1998, the Registrant issued the following shares pursuant to such option exercises:

On January 22, 1998, the Registrant issued 200 shares for an aggregate of $2,454.00. On February 3, 1998, the Registrant issued 1,856 shares for an aggregate of $14,036.00. On February 6, 1998, the Registrant issued 3,372 shares for an aggregate of $28,956.00.



Item 6. Exhibits and Reports on Form 8-K

             (a)           Exhibits

                           Exhibit No.
                           (per Exhibit Table
                           in item 601 of
                           Regulation S-K)         Description of Exhibits


                                   3.1             Amended and Restated Articles of
                                                   Incorporation of the Registrant,
                                                   incorporated herein by reference to
                                                   Exhibit 3.1 of the Registrant's
                                                   Annual Report on Form 10-K for the
                                                   fiscal year ended December 31, 1997
                                                   (Commission File No. 0-15829).

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

                               11                  Statement regarding computation of per share earnings.

                               27       Financial Data Schedules

             (b)           Reports on Form 8-K

                           (i) On January 6, 1998 the Registrant filed a Current Report on Form 8-K, reporting pursuant to Item 2 thereof the Registrant's acquisition of Carolina State Bank ("CSB") effective December 22, 1997 and including pursuant to Item 7 thereof the following financial statements:

                       o Consolidated Balance Sheet of CSB as of September 30, 1997 (unaudited)
                       o Consolidated Statements of Income of CSB for the nine months ended September 30, 1997 and 1996 (unaudited)
                       o Consolidated Statements of Cash Flows of CSB for the nine months ended September 30, 1997 and 1996 (unaudited)
                       o Notes to the Consolidated Financial Statements of CSB (unaudited)
                       o Introductory Statement to Pro Forma Condensed Financial Information
                       o Pro Forma Balance Sheet as of September 30, 1997 (unaudited)
                       o Pro Forma Condensed Statements of Income for the nine months ended September 30,
                                1997 and 1996 (unaudited)
                       o Notes to Unaudited Pro Forma Condensed Financial Information


                           (ii) On January 28, 1998, the Registrant filed a Current Report on Form 8-K, reporting pursuant to
                           Item 5 thereof (i) its earnings for the fiscal year ended December 31, 1997, and (ii) a description of the Registrant's Common Stock for the purpose of updating such description previously filed with the Securities and Exchange Commission.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST CHARTER CORPORATION
                                            (Registrant)




Date:    May 15, 1997                        By  \s\ Robert O. Bratton
                                                     Robert O. Bratton
                                                     Executive Vice President &
                                                     Principal Financial and
                                                     Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.
(per Exhibit Table
in item 601 of                                                       Sequential
Regulation S-K)                      Description of Exhibits         Page Number

             11                      Statement regarding
                                     computation of per share
                                     earnings.

             27                      Financial Data Schedules