Form 10-Q
period 1998-06-30
FIRST CHARTER CORP /NC/
filed 1998-08-14
CIK 717306

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number                          0-15829

                            FIRST CHARTER CORPORATION
             (Exact name of registrant as specified in its charter)

       North Carolina                                     56-1355866
(State or other jurisdiction of                IRS Employer Identification No.)
incorporation or organization)

              22 Union Street, North, Concord, North Carolina   28025
               (Address of principal executive offices)        (Zip Code)

                                 (704) 786-3300
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

       9,260,078 shares of Common Stock, no par value, outstanding as of
                                August 14, 1998.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   First Charter Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                                     June 30,               December 31,
                                                                                        1998                    1997
----------------------------------------------------------------------------------------------------------------------
                       (Dollars in thousands)                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks ..................................................            $  40,300              $  33,077
Interest bearing bank deposits ...........................................                  342                  7,975
Securities available for sale:
   U.S. Government obligations ...........................................               13,752                 22,333
   U.S. Government agency obligations ....................................               40,347                 45,863
   Mortgage-backed securities ............................................                8,021                  9,676
   State and municipal obligations, nontaxable ...........................               86,835                 85,532
   Other .................................................................               15,281                 13,627
                                                                                      --------------------------------
       Total securities available for sale ...............................              164,236                177,031
                                                                                      --------------------------------
Loans ....................................................................              569,852                524,076
   Less: Unearned income .................................................                 (157)                  (273)
         Allowance for loan losses .......................................               (8,215)                (8,004)
                                                                                      --------------------------------
   Loans, net ............................................................              561,480                515,799
                                                                                      --------------------------------
Premises and equipment, net ..............................................               17,142                 15,949
Other assets .............................................................                9,552                 11,863
                                                                                      --------------------------------
       Total assets ......................................................            $ 793,052              $ 761,694
                                                                                      ================================

Liabilities and Shareholders' Equity Deposits, domestic:
   Noninterest bearing demand ............................................            $ 104,746              $  94,434
   Interest bearing:
       NOW accounts ......................................................               98,070                 95,343
       Time ..............................................................              374,442                365,442
       Certificates of deposit greater than $100,000 .....................               72,954                 66,135
                                                                                      --------------------------------
           Total deposits ................................................              650,212                621,354
Other borrowings .........................................................               53,583                 53,279
Other liabilities ........................................................                5,606                  9,257
                                                                                      --------------------------------
       Total liabilities .................................................              709,401                683,890
                                                                                      --------------------------------

Shareholders' equity:
Common stock - no par value; authorized, 25,000,000
   shares; issued and outstanding, 9,361,319 shares
   at 6/30/98 and 9,268,573 shares at 12/31/97 ...........................               51,063                 49,514
Retained earnings ........................................................               28,593                 25,102
Accumulated other comprehensive income:
     Unrealized gain on securities available for sale, net ...............                3,995                  3,188
                                                                                      --------------------------------
       Total shareholders' equity ........................................               83,651                 77,804
                                                                                      --------------------------------
       Total liabilities and shareholders' equity ........................            $ 793,052              $ 761,694
                                                                                      ================================

See accompanying notes to consolidated financial statements.

                  First Charter Corporation and Subsidiaries
                Consolidated Statements of Income (Unaudited)

                                                        For the Six Months Ended
--------------------------------------------------------------------------------
                                                             June 30,   June 30,
(Dollars in thousands, except per share amounts)              1998        1997
--------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans ........................   $   25,429   $   22,179
   Federal funds sold ................................         --             72
   Interest bearing bank deposits ....................           74           88
   Securities available for sale .....................        4,661        4,252
   Investment securities:
      Taxable ........................................         --            203
      Non-taxable ....................................         --              1
                                                         -----------------------
         Total interest income .......................       30,164       26,795
                                                         -----------------------
Interest expense:
   Deposits ..........................................       11,645       10,909
   Federal funds purchased and securities
      sold under agreements to repurchase ............          758          544
   Federal Home Loan Bank borrowings .................          526          397
                                                         -----------------------
         Total interest expense ......................       12,929       11,850
                                                         -----------------------
            Net interest income ......................       17,235       14,945
Provision for loan losses ............................        1,295        1,016
                                                         -----------------------
   Net interest income after provision for loan losses       15,940       13,929
                                                         -----------------------
Noninterest income:
   Trust income ......................................          947          830
   Service charges on deposit accounts ...............        2,017        1,894
   Insurance and other commissions ...................          588          493
   Securities available for sale transactions, net ...          171          404
   Other .............................................        1,864          850
                                                         -----------------------
       Total noninterest income ......................        5,587        4,471
                                                         -----------------------
Noninterest expense:
   Salaries and fringe benefits ......................        7,003        5,567
   Occupancy and equipment ...........................        2,041        1,647
   Other .............................................        3,702        3,287
                                                         -----------------------
       Total noninterest expense .....................       12,746       10,501
                                                         -----------------------
       Income before income taxes ....................        8,781        7,899
Income taxes .........................................        2,580        2,399
                                                         -----------------------
       Net income ....................................   $    6,201   $    5,500
                                                         =======================
Basic net income per share ...........................   $     0.66   $     0.60
                                                         =======================
Weighted average common shares .......................    9,329,106    9,224,101

Diluted net income per share .........................   $     0.66   $     0.59
                                                         =======================
Weighted average common and common
   equivalent shares .................................    9,460,334    9,257,945

Cash dividends declared ..............................   $     0.29   $     0.25
                                                         =======================

See accompanying notes to consolidated financial statements.

                   First Charter Corporation and Subsidiaries
                  Consolidated Statements of Income (Unaudited)

                                                      For the Three Months Ended
--------------------------------------------------------------------------------
                                                           June 30,     June 30,
(Dollars in thousands, except per share amounts)             1998        1997
--------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans ........................   $   12,908   $   11,496
   Federal funds sold ................................         --             14
   Interest bearing bank deposits ....................           23           59
   Securities available for sale .....................        2,303        2,011
   Investment securities:
      Taxable ........................................         --            211
      Non-taxable ....................................         --             14
                                                         -----------------------
         Total interest income .......................       15,234       13,805
                                                         -----------------------
Interest expense:
   Deposits ..........................................        5,825        5,594
   Federal funds purchased and securities
      sold under agreements to repurchase ............          392          290
   Federal Home Loan Bank borrowings .................          271          159
                                                         -----------------------
         Total interest expense ......................        6,488        6,043
                                                         -----------------------
            Net interest income ......................        8,746        7,762
Provision for loan losses ............................          585          607
                                                         -----------------------
   Net interest income after provision for loan losses        8,161        7,155
                                                         -----------------------
Noninterest income:
   Trust income ......................................          477          420
   Service charges on deposit accounts ...............        1,003          999
   Insurance and other commissions ...................          272          313
   Securities available for sale transactions, net ...           92          156
   Other .............................................        1,177          369
                                                         -----------------------
       Total noninterest income ......................        3,021        2,257
                                                         -----------------------
Noninterest expense:
   Salaries and fringe benefits ......................        3,511        2,762
   Occupancy and equipment ...........................        1,044          843
   Other .............................................        2,102        1,758
                                                         -----------------------
       Total noninterest expense .....................        6,657        5,363
                                                         -----------------------
       Income before income taxes ....................        4,525        4,049
Income taxes .........................................        1,335        1,235
                                                         -----------------------
       Net income ....................................   $    3,190   $    2,814
                                                         =======================

Basic net income per share ...........................   $     0.34   $     0.31
                                                         =======================
Weighted average common shares .......................    9,347,706    9,233,420

Diluted net income per share .........................   $     0.34   $     0.30
                                                         =======================
Weighted average common and common
   equivalent shares .................................    9,471,050    9,264,852

Cash dividends declared ..............................   $     0.15   $    0.125
                                                         =======================

See accompanying notes to consolidated financial statements.

                   First Charter Corporation and Subsidiaries
           Consolidated Statements of Shareholders' Equity (Unaudited)
                 For The Six Months Ended June 30, 1998 and 1997

                                                                                                        Accumulated
                                                             Common Stock                                  Other
                                                       ------------------------         Retained        Comprehensive
(Dollars in thousands)                                 Shares             Total         Earnings           Income            Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996 .....................       7,391,754       $   43,101       $   26,932       $    1,688       $   71,721
Net income through June 30, 1997 ..............            --               --              5,500             --              5,500
Cash dividends of $0.25 per share .............            --               --             (1,891)            --             (1,891)
Purchase and retirement of
   common stock ...............................         (33,195)            (775)            --               --               (775)
Stock options exercised and Dividend
   Reinvestment Plan stock issued .............          32,644              685               (5)            --                680
6-for-5 Stock Split ...........................       1,259,862            5,809           (5,809)            --               --
Pre-merger transactions of pooled bank ........         609,882              467             --               --                467
Unrealized loss on securities
   available for sale, net ....................            --               --               --                314              314
                                                      -----------------------------------------------------------------------------
Balance June 30, 1997 .........................       9,260,947       $   49,287       $   24,727       $    2,002       $   76,016
                                                      =============================================================================
Balance December 31, 1997 .....................       9,268,573           49,514           25,102            3,188           77,804
Net income through June 30, 1998 ..............            --               --              6,201             --              6,201
Cash dividends of $0.29 per share .............            --               --             (2,710)            --             (2,710)
Purchase and retirement of common stock .......            (684)             (18)            --               --                (18)
Stock options exercised and Dividend
   Reinvestment Plan stock issued .............          93,430            1,567             --               --              1,567
Unrealized gain on securities
   available for sale, net ....................            --               --               --                807              807
                                                      -----------------------------------------------------------------------------
Balance June 30, 1998 .........................       9,361,319       $   51,063       $   28,593       $    3,995       $   83,651
                                                      =============================================================================

See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           FOR THE SIX MONTHS ENDED
--------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,       June  30,
(DOLLARS IN THOUSANDS)                                                                       1998            1997
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................................     $  6,201          $  5,500
  Adjustments to reconcile net income to net cash provided (used)
   by operating activities:
     Provision for loan losses ......................................................        1,295             1,016
     Depreciation ...................................................................        1,059               883
     Premium amortization and discount accretion, net ...............................           41                24
     Net gain on securities available for sale transactions .........................         (171)             (404)
     Net loss (gain) on sale of premises and equipment ..............................            2               (12)
     Origination of mortgage loans held for sale ....................................      (35,874)           (1,483)
     Proceeds from sale of mortgage loans available for sale ........................       36,074             1,192
     Decrease (increase) in other assets ............................................        2,883              (792)
     Decrease in other liabilities ..................................................       (3,651)             (850)
                                                                                          --------------------------
         Net cash provided by operating activities ..................................        7,859             5,074
                                                                                          --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale ..............................       12,060             3,902
  Proceeds from maturities of securities available for sale .........................       19,592            15,682
  Purchase of investment securities .................................................         --              (1,832)
  Purchase of securities available for sale .........................................      (17,405)          (18,791)
  Net increase in loans .............................................................      (48,263)          (38,172)
  Proceeds from sales of premises and equipment .....................................           78               254
  Purchases of premises and equipment ...............................................       (2,332)           (1,919)
                                                                                          --------------------------
      Net cash used by investing activities .........................................      (36,270)          (40,876)
                                                                                          --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW, money market
    and savings accounts ............................................................       32,196            (9,937)
  Net increase (decrease) in certificates of deposit ................................       (3,338)           31,473
  Net increase in securities sold under repurchase
    agreements and other borrowings .................................................          304             1,407
  Purchase and retirement  of common stock ..........................................          (18)             (775)
  Proceeds from issuance of common stock ............................................        1,567               680
  Pre-merger transactions of pooled bank ............................................         --                 467
  Dividends paid ....................................................................       (2,710)           (1,891)
                                                                                          --------------------------
    Net cash provided by financing activities .......................................       28,001            21,424
                                                                                          --------------------------
    Net decrease in cash and cash equivalents .......................................         (410)          (14,378)
    Cash and cash equivalents at beginning of period ................................       41,052            49,882
                                                                                          --------------------------
    Cash and cash equivalents at end of period ......................................     $ 40,642          $ 35,504
                                                                                          ==========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the year for:
    Interest ........................................................................     $ 12,580          $ 11,623
                                                                                          ==========================
    Income taxes ....................................................................     $  2,481          $  2,071
                                                                                          ==========================
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Transfer of loans and premises and equipment
    to other real estate owned ......................................................     $  1,087          $   --
                                                                                          ==========================
  Investment securities transferred to available for sale ...........................     $   --            $ 14,285
                                                                                          ==========================
  Unrealized gain (loss) in value of securities available for sale
    (net of tax effect of $515 and $207 for June 30, 1998 and
    June 30, 1997, respectively) ....................................................     $    807          $    324
                                                                                          ==========================
See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997 (UNAUDITED)


1. All financial data has been restated to reflect the merger with Carolina State Bank in December 1997, which was accounted for as a pooling-of-interests.

2. The Corporation calculates its basic and diluted income per share in accordance with the Financial Accounting Standards Board (FASB) Standard No. 128, "Earnings per Share". Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation's common stock equivalents, which consist of dilutive stock options, were exercised. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all the periods presented. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

                                                               Three Months Ended              Six Months Ended
                                                         -----------------------------   -----------------------------

                                                         June 30,             June 30,    June 30,            June 30,
                                                           1998                 1997        1998                1997
----------------------------------------------------------------------------------------------------------------------
Basic EPS denominator:
   Weighted average number of common shares
   outstanding .....................................     9,347,706           9,233,420   9,329,106           9,224,101
Dilutive effect arising from assumed exercise of
    stock options ..................................       123,344              31,432     131,228              33,844
                                                         -----------------------------   -----------------------------
Diluted EPS denominator ............................     9,471,050           9,264,852   9,460,334           9,257,945
                                                         -----------------------------   -----------------------------

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

         The Corporation's total comprehensive income for the three months ended June 30, 1998 and 1997 was $3,335,000 and $3,770,000, respectively. For the six months ended June 30, 1998 and 1997, the Corporation recorded comprehensive income of $7,008,000 and $5,814,000, respectively. Information concerning the Corporation's other comprehensive income for the three and six months ended June 30, 1998 and 1997, is as follows:

                                                                         Three Months Ended            Six Months Ended
                                                                         --------------------        --------------------
                                                                          June 30,    June 30,       June 30,     June 30,
 (Dollars in thousands                                                      1998        1997           1998         1997
-------------------------------------------------------------------------------------------------------------------------
Unrealized gains/(losses) on available for sale securities ........      $  290        $1,710        $1,614        $  925
Less:
Reclassification of gains recognized in net income ................          92           156           171           404
Income tax expense/(benefit) relating to unrealized gains on
 available for sale securities ....................................          53           598           636           207
                                                                         --------------------        --------------------
Other comprehensive income ........................................      $  145        $  956        $  807        $  314
                                                                         --------------------        --------------------

6. The Corporation and HFNC Financial Corporation ("HFNC") entered into a definitive agreement and plan of merger (the "Merger Agreement") dated as of May 17, 1998, as amended and restated on July 29, 1998, for the merger of HFNC by the Corporation (the "Merger"). In the Merger, the Corporation will exchange 0.57 of a share of common stock, no par value per share, of the Corporation (the "Corporation's Common Stock") for each share of the outstanding shares of common stock, $.01 par value per share, of HFNC (the "HFNC Common Stock"). As of June 30, 1998, 17,192,500 shares of HFNC Common Stock were issued and outstanding.

         The Merger is intended to qualify as a tax-free reorganization and is anticipated to be accounted for as a pooling of interests. Consummation of the Merger is subject to certain additional conditions, including but not limited to, (i) the approval of shareholders of the Corporation and HFNC; (ii) the approvals of applicable banking regulatory authorities; and (iii) the effectiveness of a registration statement related to the Corporation's Common Stock to be issued in the Merger.

         On May 17, 1998, the Corporation and HFNC entered into reciprocal stock option agreements (the "Option Agreements" and each "Option Agreement"), pursuant to which (i) HFNC granted the Corporation an option to purchase, under certain circumstances and subject to certain adjustments and limitations, up to 3,421,300 shares, or approximately 19.9% of the outstanding shares, of HFNC Common Stock at a price of $13.63 per share (the "HFNC Option Agreement") and (ii) the Corporation granted HFNC an option to purchase, under certain circumstances and subject to certain adjustments and limitations, up to 1,859,970 shares, or approximately 19.9% of the outstanding shares, of the Corporation's Common Stock at a price of $28.00 per share (the "Corporation's Option Agreement"). Under the terms of each of the Option Agreements, the Total Profit (as defined in the Option Agreements) and the Notional Total Profit (as defined in the Option Agreements) that a holder may realize under each Option Agreement, as a result of exercising the Option Agreement, may not exceed $7.5 million. The Option Agreements are exercisable upon the occurrence of certain events that create the potential for another party to acquire control of the issuer. To the best knowledge of the Corporation and HFNC, no such event which would permit exercise of either of the Option Agreements has occurred as of the date of this filing. The Option Agreements were granted by the Corporation and HFNC as a condition of and in consideration of the other party entering into the Merger Agreement and are intended to increase the likelihood that the proposed merger will be effected by making it more difficult and more expensive for a third party to acquire control of either the Corporation or HFNC.

         HFNC, a North Carolina corporation, is a savings and loan company organized in August 1995 in connection with the conversion of Home Federal Savings and Loan Association ("Home Federal") from mutual to stock form (the "Conversion"). The Conversion was effected on December 28, 1995, at which time Home Federal converted to a federal stock savings and loan association and became a wholly-owned subsidiary of HFNC. As of June 30, 1998, HFNC had total consolidated assets of $1,007.9 million, total consolidated loans of approximately $813.4 million, total consolidated deposits of approximately $430.5 million, and total consolidated shareholders' equity of $170.9 million. Also, as of such date, Home Federal conducted its business from its main office, eight branch offices, and a loan origination office, all located in Mecklenburg County, North Carolina.

7. On July 17, 1998, the Corporation and HFNC announced that in conjunction with the Merger, they intended to purchase in the open market up to 750,000 shares of the Corporation's Common Stock, or on an equivalent basis, shares of HFNC Common Stock. This amount would represent approximately 7.7% of the shares of the Corporation's Common Stock anticipated to be issued in the Merger. Such purchases would be made in accordance with Regulation M and could be discontinued at any time.

         As of August 7, 1998, the Corporation completed its repurchases totaling 125,117 shares of its Common Stock and 1,004,000 shares (572,280 shares on an equivalent basis) of HFNC Common Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The consolidated balance sheets of First Charter Corporation (the "Corporation") represent account balances for the Corporation and its wholly owned banking subsidiaries, First Charter National Bank ("FCNB") and Bank of Union ("Union").

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation and the notes thereto included in this report. In addition, the following discussion contains certain forward-looking statements. See "Factors that May Affect Future Results".

LIQUIDITY

         FCNB and Union (the "Banks") derive the major source of their liquidity from their core deposit base. Liquidity is further provided by loan repayments, maturities in the investment portfolios, the ability to secure public deposits, the availability of federal fund lines at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Banks are members of the Federal Home Loan Bank ("FHLB") System which provides access to FHLB lending sources. At June 30, 1998, the Banks had two available lines of credit with the FHLB totaling $85 million, with $63 million available. Another source of liquidity is the securities available for sale portfolios which may be sold in response to liquidity needs. Management believes the Banks' sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

CAPITAL RESOURCES

         At June 30, 1998, total shareholders' equity was $83,650,601, or $8.94 per share, compared to $77,804,463, or $8.39 per share at December 31, 1997.

         At June 30, 1998, the Corporation and the Banks were in compliance with all existing capital requirements. The Corporation's capital requirements are summarized in the table below:

                                                                                             Risk-Based Capital
                                                                     ---------------------------------------------------------------
                                          Leverage Capital                  Tier 1  Capital                    Total Capital
------------------------------------------------------------------------------------------------------------------------------------
                                  Amount            Percentage(1)      Amount            Percentage(2)    Amount      Percentage (2)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Actual ..............            $76,752               10.26%         $76,752               12.55%         $84,405          13.79%
Required ............             29,916                4.00           24,489                4.00           48,978           8.00
Excess ..............             46,836                6.26           52,263                8.55           35,427           5.79

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Net income for the three month period ended June 30, 1998 was $3,189,864, or $0.34 basic income per share versus $2,814,083, or $0.30 basic income per share for the comparable period in 1997 which represents a 13.4% increase. Net income for the six month period ended June 30, 1998 was $6,200,520, or $0.67 basic income per share versus $5,500,182, or $0.60 basic income per share for the comparable period in 1997, which represents a 12.7% increase. The increases for the three and six months ended June 30, 1998 are primarily attributable to increases in net interest income and noninterest income which were partially offset by increases in provision for loan losses and noninterest expenses. On an annualized basis, year to date results represent a return on average assets of 1.64% versus 1.62% and a return on average equity of
15.28 % versus 14.87%, for the periods ended June 30, 1998 and June 30, 1997, respectively.

         Total assets at June 30, 1998 were $793,052,223 compared to $761,694,285 at December 31, 1997. Strong loan demand continued during the first six months of 1998. As a result, gross loans increased 8.7% to $569,852,470 from $524,076,312 at December 31, 1997. Total deposits increased 4.6% to $650,212,526 from $621,354,301 at December 31, 1997.

         Securities available for sale totaled $164,236,156 at June 30, 1998 for a decrease of approximately $12.8 million from December 31, 1997. The decrease was primarily due to sales of U.S. Government securities which had yields to maturity lower than cost of funds. Therefore, the proceeds were used to reduce FHLB borrowings. Additionally, during the period, as maturities or paydowns occurred on securities, the proceeds were utilized to meet loan demand and reinvested in additional securities. The carrying value of securities available for sale was $6,530,232 above their amortized cost at June 30, 1998 which represents gross unrealized gains of $6,624,190 and gross unrealized losses of $93,958.

         For the three and six month periods ended June 30, 1998, net interest income before provision for loan losses increased $984,000 and $2,290,000, respectively, over the comparable periods in 1997. The increase is primarily attributable to an increase in the level of interest earning assets, which was further enhanced by a higher net interest margin. The net interest margin increased to 5.30% at June 30, 1998 from 5.10% at June 30, 1997. The average yield on interest-earning assets was 9.02% at June 30, 1998 compared to 8.84% at June 30, 1997, and the average rate paid on interest-bearing liabilities decreased to 4.49% at June 30, 1998 compared to 4.62% at June 30, 1997.

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

         The provision for loan losses for the three months ended June 30, 1998 was $585,000, compared to $607,000 for the three months ended June 30, 1997. The provision for loan losses for the six months ended June 30, 1998 was $1,295,000, compared to $1,016,000 for the six months ended June 30, 1997. The increase in the provision for the six months ended June 30, 1998 was due to the growth in the loan portfolio as well as higher levels of net loan charge-offs. Net charge-offs were approximately $458,000 and $1,084,000 for the three and six months ended June 30, 1998, respectively, compared to net charge-offs of $273,000 and $549,000 for the same periods in 1997, respectively. The increase in net charge-offs was due to loans acquired through the merger of Carolina State Bank in December 1997. A provision was made for potential charge-offs at the time of the merger, and actual charge-offs were made during 1998.

         At June 30, 1998 and December 31, 1997, the allowance for loan losses as a percentage of gross loans was 1.46% and 1.53%, respectively. As part of the continual grading process used to monitor the credit quality of the loan portfolio, an analysis is performed monthly independently from any analysis in conjunction with the origination of loans. Based on this review, management believes the allowance to be adequate; however, future adjustments may be necessary if economic and other conditions differ substantially from management's assumptions.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for loan losses and losses on real estate owned. Such agencies may require the Banks to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         The following table presents changes in the allowance for loan losses for the six months ended June 30, 1998 and 1997, respectively.

                                                       For the Six Months Ended
                                                      -------------------------
                                                      June 30,          June 30,
 (Dollars in thousands)                                 1998             1997
-------------------------------------------------------------------------------
Beginning Balance ..........................          $ 8,004           $ 6,528
 Provision charged to operations ...........            1,295             1,016
 Loan charge-offs ..........................           (1,354)             (711)
Less loan recoveries .......................              270               162
                                                      -------           -------
Net loan charge-offs .......................            1,084               549
                                                      -------           -------
Ending Balance .............................          $ 8,215           $ 6,995
                                                      =======           =======

         At June 30, 1998, the recorded investment in loans that were considered to be impaired under the FASB Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," was $2,063,253 (of which $1,627,550 was on nonaccrual) compared to the recorded investment in impaired loans of $2,216,380 (of which $2,062,173 was on nonaccrual) at December 31, 1997. The related allowance for loan losses on these loans was $732,451 and $764,538 at June 30, 1998 and

December 31, 1997, respectively. The average recorded investment in impaired loans for the six months ended June 30, 1998 and 1997 was $1,974,585 and $1,564,472, respectively. For the six months ended June 30, 1998 and 1997, the Corporation recognized interest income on impaired loans of $12,918 and $15,092, respectively, none of which was recognized using the cash method of income recognition.

         Total problem assets at June 30, 1998 were $5,504,000 or 0.97% of gross loans, compared to $5,632,000 or 1.07% at December 31, 1997. The components of nonperforming and problem assets are presented in the table below:

                                                       June 30,     December 31,
(Dollars in thousands)                                   1998          1997
---------------------------------------------------------------------------
Nonaccrual loans ....................................   $1,717       $2,105
Other real estate ...................................    2,007        1,418

Total non-performing assets .........................    3,724        3,523
Loans 90 days or more past due and still accruing ...    1,780        2,109
Total problem assets ................................   $5,504       $5,632

         Interest income that would have been recorded on nonaccrual loans for the six months ended June 30, 1998 and 1997, had they performed in accordance with their original terms, amounted to approximately $94,746 and $61,616, respectively. There was no interest income recorded on non-accrual loans for the six months ended June 30, 1998 and 1997.

         Other real estate increased primarily due to one loan foreclosed in the first quarter of 1998 which was previously classified as 90 days past due or more and still accruing. This loan was secured by collateral equal to the carrying value of the loan.

         Noninterest income for the three and six month periods ended June 30, 1998 increased approximately $764,000 or 33.85% and $1,116,000 or 24.96%, respectively, over the comparable periods in 1997. The major components of this increase were in other income which relates to higher mortgage loan income due to increased loan originations and the one-time gain on the sale of the merchant credit card program for approximately $385,000 which was recognized in April 1998. Other factors contributing to this increase were higher trust income primarily due to higher levels of assets under management, higher commissions earned on brokerage services resulting from increased sales volumes and higher service charge income on deposit accounts due to increased non-sufficient fund charges.

         Noninterest expense for the three and six month periods ended June 30, 1998 increased approximately $1,294,000 or 24.13% and $2,245,000 or 21.38%, respectively, over the comparable periods in 1997. The increase is primarily attributable to higher salaries and fringe benefits due to a greater number of full-time equivalents and commissions paid on increased mortgage and brokerage service volumes. Occupancy and equipment expense also increased due to depreciation expense for ongoing additions in computer network technology. Additional increases were incurred in professional services, data processing and postage expenses.

         Total income tax expense for the three and six month periods ended June 30, 1998 increased approximately $100,000 or 8.1% and $181,000 or 7.5%, respectively, over the comparable periods in 1997. The increases for the three and six month periods ended June 30, 1998 are attributable to increases in taxable income which were partially offset by a decrease in the effective tax rate.

PENDING MERGER OF HFNC FINANCIAL CORP.

         The Corporation and HFNC Financial Corporation ("HFNC") entered into a definitive agreement and plan of merger (the "Merger Agreement") dated as of May 17, 1998, as amended and restated on July 29, 1998, for the Merger of HFNC by the Corporation (the "Merger"). In the Merger, the Corporation will in exchange for 0.57 of a share of common stock , no par value per share, of the Corporation (the "Corporation's Common Stock") for each share of the outstanding shares of common stock, $.01 par value per share, of HFNC (the "HFNC Common Stock"). As of June 30, 1998, 17,192,500 shares of HFNC Common Stock were issued and outstanding.

         First Charter anticipates one-time merger and related charges of $19.7 million ($16.3 million, net of tax effects) in connection with the Merger. Dissolution of the HFNC Employee Stock Option Plan (the "ESOP") and the HFNC Management Recognition and Retention Plan (the "MRRP") (representing $10.5 million of the $19.7 million) along with professional fees associated with the transaction (including fixed financial advisor fees as well as attorneys' and accountants' fees) are expected to represent the largest portion of the expenses and charges, as well as estimated expenses associated with various severance-related obligations.

         The Merger is intended to qualify as a tax-free reorganization and is anticipated to be accounted for as a pooling of interests. Consummation of the Merger is subject to certain additional conditions, including but not limited to, (i) the approval of shareholders of the Corporation and HFNC; (ii) the approvals of applicable banking regulatory authorities; and (iii) the effectiveness of a registration statement related to the Corporation's Common Stock to be issued in the Merger.

         On May 17, 1998, the Corporation and HFNC entered into reciprocal stock option agreements (the "Option Agreements" and each "Option Agreement"), pursuant to which (i) HFNC granted the Corporation an option to purchase, under certain circumstances and subject to certain adjustments and limitations, up to 3,421,300 shares, or approximately 19.9% of the outstanding shares, of HFNC Common Stock at a price of $13.63 per share (the "HFNC Option Agreement") and
(ii) the Corporation granted HFNC an option to purchase, under certain circumstances and subject to certain adjustments and limitations, up to 1,859,970 shares, or approximately 19.9% of the outstanding shares, of the Corporation's Common Stock at a price of $28.00 per share (the "Corporation's Option Agreement"). Under the terms of each of the Option Agreements, the Total Profit (as defined in the Option Agreements) and the Notional Total Profit (as defined in the Option Agreements) that a holder may realize under each Option Agreement, as a result of exercising the Option Agreement, may not exceed $7.5 million. The Option Agreements are exercisable upon the occurrence of certain events that create the potential for another party to acquire control of the issuer. To the best knowledge of the Corporation and HFNC, no such event which would permit exercise of either of the Option Agreements has occurred as of the date of this filing. The Option Agreements were granted by the Corporation and HFNC as a condition of and in consideration of the other party entering into the Merger Agreement and are intended to increase the likelihood that the proposed merger will be effected by making it more difficult and more expensive for a third party to acquire control of either the Corporation or HFNC.

         HFNC, a North Carolina corporation, is a savings and loan company organized in August 1995 in connection with the conversion of Home Federal Savings and Loan Association ("Home Federal") from mutual to stock form (the "Conversion"). The Conversion was effected on December 28, 1995, at which time Home Federal converted to a federal stock savings and loan association and became a wholly-owned subsidiary of HFNC. As of June 30, 1998, HFNC had total consolidated assets of $1,007.9 million, total consolidated loans of approximately $813.4 million, total consolidated deposits of approximately $430.5 million, and total consolidated shareholders' equity of $170.9 million. Also, as of such date, Home Federal conducted its business from its main office, eight branch offices, and a loan origination office, all located in Mecklenburg County, North Carolina.

      On July 17, 1998, the Corporation and HFNC announced that in conjunction with the Merger, they intended to purchase in the open market up to 750,000 shares of the Corporation's Common Stock, or on an equivalent basis, shares of HFNC Common Stock. This amount would represent approximately 7.7% of the shares of the Corporation's Common Stock anticipated to be issued in the Merger. Such purchases would be made in accordance with Regulation M and could be discontinued at any time.

      As of August 7, 1998, the Corporation completed its repurchases totaling 125,117 shares of its Common Stock and 1,004,000 shares (572,280 shares on an equivalent basis) of HFNC Common Stock.

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

         The Board of Directors of the Corporation has approved a Year 2000 Action Plan ("Action Plan") that has been developed in accordance with the Federal Financial Institutions Examination Council (FFIEC) guidelines. In the implementation of the Action Plan, the Corporation has performed a thorough inventory on all hardware, software and facilities that might be impacted by the Year 2000 Issue. The Corporation does not perform in-house programming of its software. Therefore, it is dependent upon its third-party vendors for modifications or conversions of its existing systems to correct the effects of the Year 2000 Issue. The Corporation is soliciting written documentation from all of its software and hardware vendors, as well as the providers of facilities using imbedded chip technology, with respect to their Year 2000 compliance status. The validation phase of the Corporation's project includes the receipt and analysis of vendor-performed testing, as well as the testing of all hardware, software and facilities in the Corporate environment. The vendor of the Corporation's core processing system has indicated to the Corporation that its product will be tested and fully compliant no later than October 18, 1998, and the Corporation receives updates on its progress on a regular basis.

         Based upon the information currently available from vendors, the Corporation currently anticipates that the renovation and validation phases of its Year 2000 project will be completed no later than December 31, 1998. If this schedule is met, the Corporation anticipates conducting integrated data-exchange testing during the first quarter of 1999.

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

         The expected cost to the Corporation of the Year 2000 project is currently estimated at $250,000 for hardware, software and facilities upgrades, customer communications, testing and other items required to pursue the Action Plan. All remediation costs will be expensed in the year incurred and will be funded through normal operating cash flow. Year 2000 project costs during the six months ended June 30, 1998 were not material.

      Management of the Corporation believes that the potential effects on the Corporation's internal operations of the Year 2000 Issue can be mitigated on timely basis. However, if required modifications or conversions are not made or are not completed on a timely basis, the Year 2000 Issue could disrupt normal business operations and have a material adverse impact on the Corporation.

         Contingency plans are being developed to mitigate the potential effects of a disruption in normal business operations. Contingency planning includes developing alternative solutions should a vendor not become compliant, as well as plans for the resumption of business if, despite the Corporation's best efforts, a business operation disruption occurs.

         The costs of the Year 2000 project and the schedule for achieving
Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources (including appropriately trained personnel)), third-party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframes indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Corporation's Year 2000 project include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on the Corporation's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs, the readiness of key utilities, suppliers and customers, and similar uncertainties.

ACCOUNTING AND REGULATORY MATTERS

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997 and requires restatement of all prior periods presented. The implementation of the statement will not have an impact on the consolidated financial position or consolidated results of operations of the Corporation, but the statement could require additional disclosures to be made.

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

         In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the fiscal quarters of fiscal years beginning after June 15, 1998. Earlier application of all provisions of this statement is encouraged. The Corporation plans to adopt this statement on January 1, 2000 and does not anticipate any material effect on its consolidated financial statements.

         From time to time, the FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes to and proposed effective dates of exposure draft.

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

         Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the passage of unforeseen state or federal legislation or regulation applicable to the Corporation's operations, the Corporation's ability to accurately predict the adequacy of the loan loss allowance needs using its present risk grading system, the ability to generate liquidity if necessary to meet loan demand, the ability to manage unforeseen domestic and global rapid changes in interest rates, the reliance on third party vendors to become Year 2000 compliant and, the availability of resources for the Corporation, or its vendors and customers, to complete their respective Year 2000 compliance effectively, and, with respect to the estimated merger-related expenses, the inability to consummate the Merger by the end of the third quarter of 1998 or the inability of First Charter to effectively consolidate the operations of HFNC with those of First Charter or to achieve operating efficiencies as soon as anticipated.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      The following table presents the scheduled maturity of market risk sensitive instruments at June 30, 1998:

(Dollars in thousands)

                                                                                                                There
Maturing in:                             1 Year        2 Years       3 Years       4 Years      5 Years        -after        Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Debt securities ..................      $ 18,299      $ 23,342      $ 15,048      $ 18,270      $ 17,330      $ 53,740      $146,029
Loans ............................       142,110        74,452        79,730        57,889        51,881       155,418       561,480
                                        --------------------------------------------------------------------------------------------
Total ............................      $160,409      $ 97,794      $ 94,778      $ 76,159      $ 69,211      $209,158      $707,509
                                        ============================================================================================
LIABILITIES
Savings, NOW, Demand and IMMA's ..      $402,869      $   --        $   --        $   --        $   --        $   --        $402,869
CD's .............................       213,936        25,709         7,440            71           112            75       247,343
Short-term Borrowings ............        51,473          --            --            --            --            --          51,473
Long-term Borrowings .............          --            --           1,000          --             550           510         2,060
                                        --------------------------------------------------------------------------------------------
Total ............................      $668,278      $ 25,709      $  8,440      $     71      $    662      $    585      $703,745
                                        ============================================================================================

The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at June 30, 1998:

                                                                             Average           Estimated
(Dollars in thousands)                              Total                 Interest Rate        Fair Value
----------------------------------------------------------------------------------------------------------
ASSETS
Debt Securities .........................          $146,029                    6.84%              $148,956
Loans ...................................           561,480                    9.05                561,480
                                                   -------------------------------------------------------
Total ...................................          $707,509                    8.59%              $710,436
                                                   =======================================================
LIABILITIES
Savings, NOW, Demand and IMMA's .........          $402,869                    3.10%              $402,869
CD's ....................................           247,343                    5.48                245,913
Short-term Borrowings ...................            51,473                    5.50                 51,473
Long-term Borrowings ....................             2,060                    6.66                  2,060
                                                   -------------------------------------------------------
Total ...................................          $703,745                    4.12%              $702,315
                                                   =======================================================

PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

         The Registrant periodically issues unregistered shares of its Common Stock to key employees pursuant to the exercise of options granted under its Comprehensive Stock Option Plan pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. During the quarter ended June 30, 1998, the Registrant issued the following shares pursuant to such option exercises:

On April 16, 1998, the Registrant issued 100 shares for an aggregate of $1,226.00.

On April 22, 1998, the Registrant issued 100 shares for an aggregate of $1,885.00.


Item 4.  Submission of matters to a Vote of Security Holders.

           (a) First Charter Corporation's Annual Meeting of Shareholders was held on April 28, 1998.

           (b) The following directors were elected for three-year terms expiring in 2001:


                                            For       Withholding
                                         ------------------------
              J. Knox Hillman, Jr.       6,713,085         47,998
                                         ---------        -------
              Lawrence M. Kimbrough      6,713,085         47,998
                                         ---------        -------
              Dr. Jerry E. McGee         6,713,055         48,028
                                         ---------        -------
              Thomas R. Revels           6,597,007        164,076
                                         ---------        -------

           For a two-year term expiring in 2000:

                                           For        Withholding
                                         ------------------------
              Charles F. Harry, III      6,713,085         47,998
                                         ---------      ---------

           For one-year terms expiring in 1999:

                                             For      Withholding
                                         ------------------------
              T. Carl Dedmon             6,702,487         58,597
                                         ---------         ------
              John J. Godbold, Jr.       6,703,125         57,959
                                         ---------         ------

The following directors' terms of office continued after the Annual Meeting:

Michael R. Coltrane
J. Roy Davis, Jr.
James B. Fincher
Hugh M. Morrison
William R. Black
H. Clark Goodwin
Frank H. Hawfield, Jr.

           A brief description of the other matters (exclusive of procedural matters) voted upon at the meeting is set forth below:

           A motion to approve the Corporation's 1999 Employee Stock Purchase Plan was adopted by a vote of the majority of the shares of the Corporation's Common Stock present or represented by proxy and entitled to vote, as follows:


For:                  7,384,243
                      ---------
Against:                 65,408
                      ---------
Abstained:               79,333
                      ---------
Broker Non-Votes:       159,388
                      ---------
           A motion to ratify the action of the Board of Directors in selection of KPMG Peat Marwick LLP as independent public accountants for 1998 was adopted by a vote of the majority of the votes cast with respect to shares of the Corporation's Common Stock, as follows:

For:                  7,629,806
                      ---------
Against:                 22,645
                      ---------
Abstained:               35,345
                      ---------
Broker Non-Votes:       159,388
                      ---------

Item 5. Other Information

     On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended, which governs a company's use of its discretionary proxy voting authority with respect to certain shareholder proposals raised at a shareholders' meeting. For the Corporation's 1999 Annual Meeting of Shareholders, if the Corporation receives notice of a shareholder proposal after February 2, 1999, such notice will be considered untimely. Therefore, the persons named in proxies solicited by the Board of Directors, if any, may exercise discretionary voting power with respect to such proposal.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No. (per
Exhibit Table in
item 601 of
Regulation S-K)
                                 Description of
                                    Exhibits

   2.1 Agreement and Plan of Merger dated May 17, 1998, as Amended and Restated as of July 29, 1998, between the Registrant and HFNC Financial Corp. incorporated herein by reference to Exhibit A of the Registrant's Registration Statement filed July 31, 1998 on Form S-4 (Commission File No. 333-60449).

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

   10 Stock Option Agreement, dated as of May 17, 1998, issued by First Charter Corporation to HFNC Financial Corp. and Stock Option Agreement, dated as of May 17, 1998, issued by HFNC Financial Corp. to First Charter Corporation incorporated herein by reference to Exhibit 2.2 and 2.3, respectively, of the Registrant's Registration Statement filed July 31, 1998 on Form S-4 (Commission File No. 333-60449)


   11          Statement regarding computation of per share earnings.

   27          Financial Data Schedules

(b)      Reports on Form 8-K


         (i) On April 15, 1998, the Registrant filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof its earnings for the fiscal quarter ended March 31, 1998.

         (ii) On May 28, 1998, the Registrant filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof the proposed Merger of HFNC pursuant to an Agreement and Plan of Merger entered into on May 17, 1998. On August 4, 1998, the Registrant filed a Current Report on Form 8-K/A-1, amending the Current Report on Form 8-K filed on May 28, 1998 to include following historical financial statements of HFNC and certain pro forma financial information related to the proposed Merger:

         Consolidated Statements of Financial Position of HFNC as of June 30, 1997 and 1996.

         Consolidated Statements of Income of HFNC for the years ended June 30, 1997, 1996 and 1995.

         Consolidated Statements of Changes in Equity of HFNC for the years ended June 30, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows of HFNC for the years ended June 30, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements of HFNC for the years ended June 30, 1997 and 1996.

         Reports of Deloitte & Touche LLP, independent auditors, on the Consolidated Financial Statements of HFNC as of June 30, 1997 and 1996 and for each of the years in the three-year period ended June 30, 1997.

         Unaudited Consolidated Condensed Balance Sheets of HFNC as of March 31, 1998 and June 30, 1997.

         Unaudited Consolidated Condensed Statements of Income of HFNC for the three and nine months ended March 31, 1998 and 1997.

         Unaudited Consolidated Condensed Statements of Changes in Shareholders' Equity of HFNC for the nine months ended March 31, 1998 and 1997.

         Notes to Unaudited Condensed Consolidated Condensed Financial Statements of HFNC for certain financial periods ended March 31,1998.

         Unaudited Pro Forma Condensed Balance Sheet as of March 31, 1998.

         Unaudited Pro Forma Condensed Statement of Earnings for the three months ended March 31, 1998 and 1997 and for the years ended December 31, 1997, 1996, and 1995.

         Notes to the Unaudited March 31, 1998 Pro Forma Condensed Financial Information.


         (iii) On July 10, 1998, the Registrant filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof its earnings for the fiscal quarter ended June 30, 1998.

         (iv) On July 17, 1998, the Registrant filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof a stock repurchase program announced by the Registrant and HFNC, in connection with the proposed Merger.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FIRST CHARTER CORPORATION
                                  (Registrant)




                                   By  \s\ Robert O. Bratton
                                        ---------------------
                                            Robert O. Bratton
Date:    August 14, 1998
                                            Executive Vice President &
                                            Principal Financial and
                                            Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.
(per Exhibit Table
in item 601 of                                                       Sequential
Regulation S-K)        Description of Exhibits                       Page Number

   11          Statement regarding computation of per share earnings.

   27          Financial Data Schedules