Form 10-Q
period 1998-09-30
FIRST CHARTER CORP /NC/
filed 1998-11-16
CIK 717306

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -----------------------------------------

Commission file number                  0-15829
                        ------------------------------------------------

                            FIRST CHARTER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               North Carolina                         56-1355866
               --------------                         ----------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

  22 Union Street, North, Concord, North Carolina             28025
---------------------------------------------------         ----------
     (Address of principal executive offices)               (Zip Code)

               (704) 786-3300
--------------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

               N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         18,072,652 shares of Common Stock, no par value, outstanding as of November 16, 1998.

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                           FIRST CHARTER CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                              SEPTEMBER 30,        December 31,
                                                                                                  1998                 1997
                                                                                              -------------        ------------
(Dollars in thousands)
    ASSETS
    Cash and due from banks ............................................................         $   35,944          $   35,392
    Federal funds sold .................................................................             26,305               8,195
    Interest bearing bank deposits .....................................................              5,522              15,143
    Securities available for sale:
         U.S. Government obligations ...................................................             10,253              22,333
         U.S. Government agency obligations ............................................            140,858             120,739
         Mortgage-backed securities ....................................................             42,701              59,548
         State and municipal obligations, nontaxable ...................................             87,868              85,532
         Other .........................................................................             29,283              27,413
                                                                                                 ------------------------------
              Total securities available for sale ......................................            310,963             315,565
                                                                                                 ------------------------------
    Loans ..............................................................................          1,406,982           1,261,764
         Less: Unearned income .........................................................               (175)               (273)
               Allowance for loan losses                                                            (15,375)            (15,263)
                                                                                                 ------------------------------
         Loans, net ....................................................................          1,391,432           1,246,228
                                                                                                 ------------------------------
    Premises and equipment, net ........................................................             28,876              26,057
    Other assets .......................................................................             33,263              26,061
                                                                                                 ------------------------------
              Total assets .............................................................         $1,832,305          $1,672,641
                                                                                                 ==============================
    LIABILITIES AND SHAREHOLDERS' EQUITY Deposits, domestic:
         Noninterest bearing demand ....................................................         $  116,348          $  103,004
         Interest bearing:
              NOW accounts .............................................................            109,074             111,566
              Time .....................................................................            672,358             698,196
              Certificates of deposit greater than $100,000 ............................            195,216             146,496
                                                                                                 ------------------------------
                    Total deposits .....................................................          1,092,996           1,059,262
    Other borrowings ...................................................................            464,753             350,079
    Other liabilities ..................................................................             31,296              19,391
                                                                                                 ------------------------------
              Total liabilities ........................................................          1,589,045           1,428,732
                                                                                                 ------------------------------

    SHAREHOLDERS' EQUITY:
    Common stock - no par value; authorized, 25,000,000 shares; issued and outstanding, 18,466,982 shares at 9/30/98
          and 19,068,298 shares at 12/31/97 ............................................            121,500             139,712
    Unearned ESOP loan and unvested restricted stock ...................................               --               (21,234)
    Retained earnings ..................................................................            115,372             119,899
    Accumulated other comprehensive income:
          Unrealized gain on securities available for sale, net ........................              6,388               5,532
                                                                                                 ------------------------------
              Total shareholders' equity ...............................................            243,260             243,909
                                                                                                 ------------------------------
              Total liabilities and shareholders' equity ...............................         $1,832,305          $1,672,641
                                                                                                 ==============================

See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                  For the Three Months Ended
                                                                               ---------------------------------
                                                                               SEPTEMBER 30,       September 30,
(Dollars in thousands, except per share amounts)                                    1998               1997
                                                                               -------------       -------------
INTEREST INCOME:
     Interest and fees on loans........................................        $    29,548     $       25,953
     Federal funds sold................................................                316                355
     Interest bearing bank deposits....................................                 51                297
     Securities available for sale.....................................              4,713              4,535
     Investment securities held to maturity............................                  -                223
                                                                                -----------------------------
              Total interest income....................................             34,628             31,363
                                                                                -----------------------------
INTEREST EXPENSE:
     Deposits..........................................................             11,715             11,926
     Federal funds purchased and securities
         sold under agreements to repurchase...........................              1,836              2,176
     Federal Home Loan Bank and other borrowings.......................              4,588              2,227
                                                                                -----------------------------
              Total interest expense...................................             18,139             16,329
                                                                                -----------------------------
                 Net interest income...................................             16,489             15,034
PROVISION FOR LOAN LOSSES..............................................                655                733
                                                                                -----------------------------
     Net interest income after provision for loan losses...............             15,834             14,301
                                                                                -----------------------------
NONINTEREST INCOME:
     Trust income......................................................                492                450
     Service charges on deposit accounts...............................              1,078              1,021
     Insurance and other commissions...................................                471                190
     Securities available for sale transactions, net...................                  5              3,341
     Other.............................................................                653                639
                                                                                -----------------------------
          Total noninterest income.....................................              2,699              5,641
                                                                                -----------------------------
NONINTEREST EXPENSE:
     Salaries and fringe benefits......................................              5,988              5,493
     Occupancy and equipment...........................................              1,522              1,300
     Merger expenses...................................................             18,192                 --
     Other.............................................................              3,597              2,737
                                                                                -----------------------------
          Total noninterest expense....................................             29,299              9,530
                                                                                -----------------------------
          Income (loss) before income taxes............................            (10,766)            10,412
INCOME TAXES...........................................................             (1,318)             3,720
                                                                                -----------------------------
          Net income (loss)............................................        $    (9,448)       $     6,692
                                                                               ==============================

Basic net income (loss) per share......................................        $     (0.52)       $      0.37
                                                                               ==============================
Weighted average common shares.........................................         18,304,490         18,244,912

Diluted net income (loss) per share....................................        $     (0.51 )      $      0.36
                                                                               ==============================
Weighted average common and common
     equivalent shares.................................................         18,657,474         18,365,680

Cash dividends declared................................................        $      0.15        $      0.13
                                                                               ==============================


See accompanying notes to consolidated financial statements.

                           FIRST CHARTER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                  For the Nine Months Ended
                                                                              -------------------------------
                                                                              SEPTEMBER 30,     September 30,
(Dollars in thousands, except per share amounts)                                   1998              1997
                                                                              ------------      -------------
INTEREST INCOME:
     Interest and fees on loans........................................        $    86,736        $    74,118
     Federal funds sold................................................                802                786
     Interest bearing bank deposits....................................                166                574
     Securities available for sale.....................................             14,199             15,194
     Investment securities held to maturity............................                 --                665
                                                                              -------------------------------
              Total interest income....................................            101,903             91,337
                                                                              -------------------------------
INTEREST EXPENSE:
     Deposits..........................................................             34,541             34,518
     Federal funds purchased and securities
         sold under agreements to repurchase...........................              5,288              6,037
     Federal Home Loan Bank and other borrowings.......................             12,781              6,024
                                                                              -------------------------------
              Total interest expense...................................             52,610             46,579
                                                                              -------------------------------
                 Net interest income...................................             49,293             44,758
PROVISION FOR LOAN LOSSES..............................................              1,917              1,729
                                                                              -------------------------------
     Net interest income after provision for loan losses...............             47,376             43,029
                                                                              -------------------------------
NONINTEREST INCOME:
     Trust income......................................................              1,439              1,280
     Service charges on deposit accounts...............................              3,186              3,011
     Insurance and other commissions...................................              1,095                758
     Securities available for sale transactions, net...................              1,962              3,774
     Other.............................................................              2,795              1,725
                                                                              -------------------------------
          Total noninterest income.....................................             10,477             10,548
                                                                              -------------------------------
NONINTEREST EXPENSE:
     Salaries and fringe benefits......................................             17,624             16,276
     Occupancy and equipment...........................................              4,332              3,806
     Merger expenses...................................................             18,192                 --
     Other.............................................................              8,844              8,838
                                                                              -------------------------------
          Total noninterest expense....................................             48,992             28,920
                                                                              -------------------------------
          Income before income taxes...................................              8,861             24,657
INCOME TAXES...........................................................              5,505              8,562
                                                                              -------------------------------
          Net income...................................................        $     3,356        $    16,095
                                                                              ===============================

Basic net income per share.............................................        $      0.18        $      0.88
                                                                              ===============================
Weighted average common shares.........................................         18,311,489         18,222,094

Diluted net income per share...........................................        $      0.18        $      0.87
                                                                              ===============================
Weighted average common and common
     equivalent shares.................................................         18,693,390         18,579,027

Cash dividends declared................................................        $      0.45        $      0.38
                                                                              ===============================


See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                -------------------------------
                                                                                                 SEPTEMBER 30,    September 30,
(Dollars in thousands)                                                                                1998            1997
                                                                                                --------------    -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ............................................................................    $   3,356        $  16,095
       Adjustments to reconcile net income to net cash provided (used) by operating activities:
           Provision for loan losses .........................................................        1,917            1,739
           Depreciation and amortization .....................................................        2,176            1,800
           Premium amortization and discount accretion, net ..................................          240               65
           Net gain on securities available for sale transactions ............................       (1,962)          (3,774)
           Net loss on sale of other real estate .............................................         (416)            --
           Net loss (gain) on sale of premises and equipment .................................           10             (143)
           Origination of mortgage loans held for sale .......................................      (62,473)          (7,620)
           Proceeds from sale of mortgage loans available for sale ...........................       55,903            6,757
           Decrease (increase) in other assets ...............................................       (7,593)           2,609
           Decrease in other liabilities .....................................................        7,185            5,212
                                                                                                  --------------------------
                  Net cash provided (used) by operating activities ...........................       (1,657)          22,740
                                                                                                  --------------------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sales of securities available for sale ..................................       27,230          124,700
       Proceeds from maturities of securities available for sale .............................       81,876           43,352
       Purchase of investment securities .....................................................         --             (1,840)
       Proceeds from maturities and issuer calls of investment securities, net ...............         --              1,500
       Purchase of securities available for sale .............................................     (101,348)         (47,737)
       Net increase in loans .................................................................     (144,123)        (137,281)
       Proceeds from sale of other real estate ...............................................        3,800             --
       Proceeds from sales of premises and equipment .........................................           44            1,569
       Purchase of premises and equipment ....................................................       (5,048)          (4,332)
                                                                                                  --------------------------
             Net cash used by investing activities ...........................................     (137,569)         (20,069)
                                                                                                  --------------------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in demand, NOW, money market
         and savings accounts ................................................................       39,986          (16,389)
       Net increase (decrease) in certificates of deposit ....................................       (6,252)          54,369
       Net increase in securities sold under repurchase
         agreements and other borrowings .....................................................      114,674           52,406
       Net increase in advances for taxes and insurance ......................................        4,720             --
       Purchase and retirement  of common stock ..............................................      (16,895)          (1,298)
       Proceeds from issuance of common stock ................................................        2,090            1,012
       Decrease (increase) in ESOP and Restricted stock trusts ...............................       17,827          (17,428)
       Dividends paid ........................................................................       (7,883)         (84,959)
                                                                                                  --------------------------
         Net cash provided (used) by financing activities ....................................      148,267          (12,287)
                                                                                                  --------------------------
         Net decrease (increase) in cash and cash equivalents ................................        9,041           (9,616)
         Cash and cash equivalents at beginning of period ....................................       58,730           83,443
                                                                                                  --------------------------
         Cash and cash equivalents at end of period ..........................................    $  67,771        $  73,827
                                                                                                  ==========================
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
         Interest ............................................................................    $  45,614        $  60,614
                                                                                                  ==========================
         Income taxes ........................................................................    $   8,957        $   5,985
                                                                                                  ==========================
    SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
       Transfer of loans and premises and equipment
         to other real estate owned ..........................................................    $   3,572        $   1,452
                                                                                                  ==========================
       Unrealized gain in value of securities available for sale (net of tax effect of $578 and $754 for September 30, 1998 and
         September 30, 1997, respectively) ...................................................    $     856        $   1,179
                                                                                                  ==========================

See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                          Unearned
                                                                                          ESOP            Accumulated
                                                     Common Stock                         and Unvested    Other
                                                 ----------------------     Retained      Restricted      Comprehensive
    Dollars in thousands)                          Shares      Total        Earnings      Stock           Income           Total
    ----------------------------------------------------------------------------------------------------------------------------
    First Charter Corporation ..............       9,268,573   $ 49,514     $ 25,102      $     --        $3,188        $ 77,804
    HFNC Financial Corp. ...................      17,192,500     90,198       94,797       (21,234)        2,344         166,105
    Adjustments for pooling-of-interests ...      (7,392,775)        --           --            --            --              --
                                                 -------------------------------------------------------------------------------
    Balance December 31, 1997 ..............      19,068,298   $139,712     $119,899      $(21,234)       $5,532        $243,909
    Net income through September 30, 1998 ..              --         --        3,356            --            --           3,356
    Cash dividends of $0.45 per share ......              --         --       (7,883)           --            --          (7,883)
    Purchase and retirement of common stock.        (698,574)   (16,895)          --            --            --         (16,895)
    Stock options exercised and Dividend
        Reinvestment Plan stock issued .....         148,305      2,090           --            --            --           2,090
    Shares released from ESOP and
        Restricted stock trusts ............              --     (1,709)          --        19,536            --          17,827
    Shares retired following termination
        of MRRP ............................         (51,047)    (1,698)          --         1,698            --              --
    Unrealized gain on securities
        available for sale, net ............              --         --           --            --           856             856
                                                 -------------------------------------------------------------------------------
    Balance September 30, 1998 .............      18,466,982   $121,500     $115,372        $   --        $6,388        $243,260
                                                 ===============================================================================

See accompanying notes to consolidated financial statements .

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)


1. The accompanying consolidated financial statements present the consolidated financial condition and results of operations of First Charter Corporation (the "Corporation") and its subsidiaries. The Corporation's two most significant subsidiaries are First Charter National Bank ("FCNB") and Home Federal Savings and Loan Association ("Home Federal"), both of which are engaged in commercial banking in Mecklenburg, Cabarrus and surrounding counties in North Carolina.

     The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for the interim periods. All such adjustments were of a normal recurring nature.

2. All financial data has been restated to reflect the Corporation's merger with HFNC Financial Corp. ("HFNC") in September 1998 and Carolina State Bank in December 1997, each of which was accounted for as a pooling-of-interests. In certain instances, amounts reported in the prior periods' consolidated financial statements have been reclassified to present them in the format selected for 1998. Such reclassifications have no effect on net income or shareholders' equity as previously reported.

3. First Charter Corporation (the "Corporation") calculates its basic and diluted income per share in accordance with the Financial Accounting Standards Board (FASB) Standard No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation's common stock equivalents, which consist of dilutive stock options, were exercised. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all the periods presented. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:



                                              Three Months Ended                 Nine Months Ended
                                            ----------------------------     ----------------------------
                                            September 30,  September 30,     September 30,   September 30,
                                                1998           1997              1998            1997
                                            ------------   -------------     -------------   ------------
      Basic EPS denominator:
         Weighted average number of
          common shares outstanding ..       18,304,490     18,244,912          18,311,489    18,222,094
      Dilutive effect arising from
                   assumed exercise of
                   stock options .....          352,984        120,768             381,901       356,933
                                            -----------     ----------          ----------    ----------
      Diluted EPS denominator ........       18,657,474     18,365,680          18,693,390    18,579,027
                                            ===========     ==========          ==========    ==========



4. On January 1, 1998 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". As required by the SFAS No. 130, prior year information has been modified to conform with the new presentation. Comprehensive income includes net income and all changes to the Corporation's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Corporation's only component of other comprehensive income is the change in unrealized gains and losses on securities available for sale.

     The Corporation's total comprehensive income (loss) for the three months ended September 30, 1998 and 1997 was $(8,326,000) and $6,200,000,
     respectively. For the nine months ended September 30, 1998 and 1997, the Corporation recorded comprehensive income of $4,212,000 and $17,274,000, respectively.

     Information concerning the Corporation's other comprehensive income for the three and nine months ended September 30, 1998 and 1997, is as follows:

                                                  Three Months Ended              Nine Months Ended
                                             ----------------------------   -----------------------------
                                             September 30,  September 30,   September 30,   September 30,
    (Dollars in thousands)                       1998           1997            1998            1997
                                             -------------  -------------   -------------   -------------
     Unrealized gains on
     available for sale securities.........     $ 1,922        $ 2,535         $ 3,443         $ 5,697
     Less:
     Reclassification of gains
     recognized in net income.......                  5          3,341           1,962           3,774
     Income tax expense/(benefit)
     relating to unrealized gains on
     available for sale securities.....             795           (314)            625             744
                                                -------        -------         -------         -------
     Other comprehensive income (loss)..        $ 1,122        $  (492)        $   856         $ 1,179
                                                =======        =======         =======         =======

5. The Corporation and HFNC entered into a definitive agreement and plan of merger (the "Merger Agreement") dated as of May 17, 1998, as amended and restated as of July 29, 1998, pursuant to which HFNC merged with and into the Corporation (the "Merger"). On September 30, 1998 the Merger was completed and was accounted for as a pooling-of-interests. Accordingly, all current and prior periods' consolidated financial statements have been restated to combine the accounts of HFNC with those of the Corporation.

         As of September 30, 1998, there were 17,192,500 shares of HFNC common stock outstanding. Each share of HFNC common stock was converted into
         0.57 shares of the Corporation's common stock.

         HFNC, a North Carolina corporation, was a savings and loan holding company organized in August 1995 in connection with the conversion of Home Federal from mutual to stock form (the "Conversion"). The Conversion was effected on December 28, 1995, at which time Home Federal converted to a federal stock savings and loan association and became a wholly-owned subsidiary of HFNC. Home Federal conducted its business from its main office, eight branch offices, and a loan origination office, all located in Mecklenburg County, North Carolina. During 1999 Home Federal will be merged into FCNB, at which time Home Federal's offices will become FCNB branch locations. At June 30, 1998, HFNC had total consolidated assets of approximately $1,007.3 million, total consolidated loans of approximately $806.4 million, total consolidated deposits of approximately $430.5 million, and total consolidated shareholders' equity of $170.9 million.

         Separate results of operations of the combined entities for the three and six months ended June 30, 1998 and 1997 were as follows (dollars in thousands, except per share data):

                                                            Three Months Ended June 30,
                                ----------------------------------------------------------------------------------
                                               1998                                     1997
                                ----------------------------------            ------------------------------------
                                  Previously Reported                           Previously Reported
                                 Corp-                                         Corp-
                                oration          HFNC        Restated         oration          HFNC       Restated
      Net interest income ...   $ 8,161        $ 7,672        $15,833         $ 7,155         $ 7,081      $14,236
      Net income ..........       3,190          3,444          6,634           2,814           2,033        4,847
      Basic income
      per share ...........        0.34           0.22           0.36            0.31            0.13         0.27
      Diluted income
      per share ...........        0.34           0.21           0.35            0.30            0.12         0.26


                                                               Six Months Ended June 30,
                                    -------------------------------------------------------------------------------------
                                                    1998                                          1997
                                    -------------------------------------        ----------------------------------------
                                      Previously Reported                          Previously Reported
                                     Corp-                                        Corp-
                                    oration          HFNC         Restated       oration           HFNC          Restated
         Net interest income..      $15,940        $15,541         $31,481       $13,929          $14,752         $28,681
         Net income...............    6,201          6,602          12,803         5,500            3,904           9,404
         Basic income
         per share...................  0.66           0.42            0.70          0.60             0.25            0.52
         Diluted income
         per share...................  0.66           0.41            0.68          0.59             0.24            0.50

6. In connection with the Merger, the Corporation recorded merger-related expenses and restructuring charges of approximately $17,632,000. The following table indicates the primary components of these charges, including the amounts incurred through September 30, 1998, and the amounts remaining as accrued expenses in other liabilities at September 30, 1998:

                                                         Total                Incurred               Remaining
                                                    Merger and                 through              accrual at
                                                 Restructuring           September 30,           September 30,
         (Dollars in thousands)                        Charges                    1998                    1998
         ESOP and MRRP termination costs........       $ 8,528                       -                 $ 8,528
         Severance costs........................         1,000                       -                   1,000
         Contract termination costs.............         3,069                       -                   3,069
         Investment banker costs................         2,471                 $  (601)                  1,870
         Professional costs.....................         1,599                    (630)                    969
         Other merger expenses..................           965                    (199)                    766
         Total..................................       $17,632                 $(1,430)                $16,202

         The ESOP and MRRP termination costs are related to the accelerated vesting of benefits offered under these two plans pursuant to the requirements of the respective plans following a change in control. Management expects to settle these liabilities in the fourth quarter of 1998 or the first quarter of 1999 after the completion of all necessary regulatory filings. The severance costs include accruals for payments to be made in connection with the involuntary termination of approximately 25 employees who had been notified that their positions were redundant within the combined organizations and therefore no longer needed. Management expects that most of these payments will be made during the fourth quarter of 1998 or the first quarter of 1999. The contract termination costs are primarily comprised of payments required to be made to certain executives of Home Federal pursuant to their employment contracts. The Corporation does not currently anticipate any material merger expenses in the fourth quarter of 1998 or the first quarter of 1999.

         In addition to the charges related to the Home Federal merger, the Corporation incurred approximately $560,000 of merger expenses associated with its integration of Bank of Union ("Union") into FCNB during the third quarter of 1998.

7. On July 17, 1998, the Corporation and HFNC announced that in conjunction with the Merger, they intended to purchase in the open market up to 750,000 shares of the Corporation's common stock, or on an equivalent basis, shares of HFNC common stock. This amount represents approximately 7.7% of the shares of the Corporation's common stock issued in the Merger. Such purchases would be made in accordance with Regulation M and could be discontinued at any time.

         As of August 7, 1998, the Corporation completed its repurchases totaling 125,117 shares of its common stock and 1,004,000 shares (572,280 shares on an equivalent basis) of HFNC common stock.

8. In June 1995, a lawsuit was initiated against Home Federal by a borrower's affiliated companies in which the plaintiffs alleged that Home Federal wrongfully set-off certain funds in an account being held and maintained by Home Federal. In addition, the plaintiffs alleged that as a result of the wrongful set-off, Home Federal wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of Home Federal constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorneys' fees. Home Federal denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgement, recommending the dismissal of all claims asserted against Home Federal. In October 1997, the United States District Court entered an order granting summary judgment in favor of Home Federal. The plaintiff has appealed the order of summary judgment and the case is presently pending in the Fourth Circuit Court of Appeals.

     In December 1996, Home Federal filed a suit against the borrower and his company and against the borrower's wife, daughter, and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets which may be used to satisfy a portion of the judgments obtained in favor of Home Federal prior to litigation. The borrower's wife filed a counterclaim against Home Federal alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to Home Federal for application on a debt owed by one of her husband's corporations, claiming that officers of Home Federal promised to resume making loans to her husband's corporation after the payment. Home Federal and its officers vigorously deny all of her allegations. Home Federal filed a motion for summary judgment and dismissal of the counterclaim. The motion for summary judgment was heard in the Superior Court division of the Mecklenburg County General Court of Justice in April 1998; however, an order has not been entered. In June 1998, Home Federal removed this case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the defendant was the debtor in a pending bankruptcy case. Home Federal believes it has strong defenses to the defendant's counterclaim.

     In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of Home Federal and against an officer of another financial institution. The action was removed from the state court to the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action in the Superior Court of Mecklenburg County, North Carolina against the two executive officers of Home Federal and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of Home Federal. Plaintiffs claim actual damages, treble damages, and punitive damages together with interest, attorneys' fees, and other costs. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. The action pending in the bankruptcy court has been stayed. All defendants filed motions for summary judgment in the state court action which were granted, and the lawsuits were dismissed in January 1998 by the Superior Court of Mecklenburg County. The plaintiff appealed the order granting summary judgment to the North Carolina Court of Appeals. In July 1998, the defendants removed the state court case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the plaintiff was a debtor in a pending bankruptcy case. As a result of the removal, the North Carolina Court of Appeals entered an order staying further proceedings in the North Carolina Court of Appeals in August 1998. Home Federal has agreed to indemnify both of its officers with respect to costs, expense, and liability which might arise in connection with both of these cases.

     In July 1997, the above borrower and affiliated companies filed an additional action against HFNC, Home Federal, and the other financial institution referred to in the paragraph above, alleging that previous judgments in favor of Home Federal and the other financial institution obtained in prior litigation were obtained by the perpetration of fraud on the Bankruptcy Court, U.S. District Court, and the Fourth Circuit

     Court of Appeals. The plaintiffs are seeking to have the judgments set aside on that basis. All defendants filed motions for summary judgment and dismissal which were granted, and the lawsuit was dismissed on September 24, 1998. The borrower, individually, has appealed the Order dismissing the lawsuit to the Fourth Circuit Court of Appeals. That appeal is pending.

     Management continues to deny any liability in the above-described cases and continue to vigorously defend against the claims. However, there can be no assurance of the ultimate outcome of the litigation, or the range of potential loss, if any.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The consolidated balance sheets of the Corporation represent account balances for the Corporation and its wholly-owned banking subsidiaries FCNB and Home Federal, as well as several other less significant subsidiaries.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation and the notes thereto included in this report. In addition, the following discussion contains certain forward-looking statements. See "Factors that May Affect Future Results".

MERGER OF HFNC FINANCIAL CORP.

         The Corporation and HFNC entered into a definitive agreement and plan of merger (the "Merger Agreement") dated as of May 17, 1998, as amended and restated as of July 29, 1998, for the Merger of HFNC with and into the Corporation (the "Merger"). In the Merger, the Corporation exchanged 0.57 of a share of common stock, no par value per share, of the Corporation (the "Corporation's common stock") for each outstanding share of common stock, $.01 par value per share, of HFNC (the "HFNC common stock"). On the date of the Merger, 16,989,000 shares of HFNC common stock were issued and outstanding.

         The Corporation incurred one-time pre-tax merger and related charges of $17.6 million ($14.0 million, net of tax effects) in connection with the Merger. Dissolution of the HFNC Employee Stock Option Plan (the "ESOP") and the HFNC Management Recognition and Retention Plan (the "MRRP") (representing
$8.5 million of the $17.6 million) along with professional fees associated with the transaction (including fixed financial advisor fees as well as attorneys' and accountants' fees) represented the largest portion of the expenses and charges, as well as estimated expenses associated with various severance-related obligations.

         On July 17, 1998, the Corporation and HFNC announced that in conjunction with the Merger, they intended to purchase in the open market up to 750,000 shares of the Corporation's common stock, or on an equivalent basis, shares of HFNC common stock. This amount represents approximately 7.7% of the shares of the Corporation's common stock issued in the Merger. Such purchases would be made in accordance with Regulation M and could be discontinued at any time.

         The Merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. As of August 7, 1998, the Corporation completed its repurchases totaling 125,117 shares of its common stock and 1,004,000 shares (572,280 shares on an equivalent basis) of HFNC common stock.

MERGER OF BANK OF UNION

         On September 10, 1998, one of the Corporation's wholly-owned banking subsidiaries Bank of Union merged with and into First Charter National Bank ("FCNB").


LIQUIDITY

         FCNB and Home Federal (the "Banks") derive the major source of their liquidity from their core deposit base. Liquidity is further provided by loan repayments, maturities in the investment portfolios, the ability to secure public deposits, the availability of federal fund lines at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Banks are members of the Federal Home Loan Bank ("FHLB") System which provides access to FHLB lending sources. At September 30, 1998, the Banks had two available lines of credit with the FHLB totaling $398.0 million, with $29.2 million available. Another source of liquidity is the securities available for sale portfolios. These securities may be sold in response to liquidity needs, or the banks may borrow funds through securities sold under repurchase agreements. Management believes the Banks' sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

CAPITAL RESOURCES

         At September 30, 1998, total shareholders' equity was $243,260,011, or $13.17 per share, compared to $243,909,742, or $12.79 per share at December 31, 1997.

         At September 30, 1998, the Corporation and the Banks were in compliance with all existing capital requirements. The Corporation's capital requirements are summarized in the table below:


                                                                 Risk-Based Capital
                                                   -----------------------------------------------------
                      Leverage Capital                Tier 1 Capital                 Total Capital
                    ------------------------------------------------------------------------------------
                    Amount     Percentage (1)      Amount    Percentage (2)     Amount    Percentage (2)
                    ------------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Actual......      $236,325          13.05%      $236,325      19.56%          $251,428        20.81%
Required..          72,434           4.00         48,331       4.00             96,662         8.00
Excess......       163,891           9.05        187,994      15.56            154,776        12.81

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Net income for the first nine months of 1998 was $17.7 million, or $0.95 diluted earnings per share, before nonrecurring pretax charges of $18.2 million primarily associated with the merger of HFNC. Excluding the nonrecurring charges in 1998, as well as nonrecurring securities gains recognized by HFNC of $3.3 million in 1997, diluted earnings per share for the first nine months of 1998 increased 25.0%, compared to 1997. On an annualized basis, the Corporation's 1998 results, excluding these nonrecurring items, produced a return on average assets of 1.34% and a return on average equity of 9.37%, compared to 1.20% and 7.28%, respectively, in 1997.

         Net income for the three month period ended September 30, 1998 was $4.9 million, excluding the nonrecurring charges, compared to $4.7 million in 1997, which excludes the aforementioned nonrecurring securities gains of $3.3 million ($2.0 million after tax). Excluding these nonrecurring items, diluted earnings per share for the quarter was $0.26 in 1998, compared to $0.25 in 1997, representing an increase of 4.0%.

         Net loss for the three month period ended September 30, 1998 was $9,448,000, or $0.52 basic net loss per share versus net income of $6,692,000, or $0.37 basic net income per share for the comparable period in 1997. Net income for the nine month period ended September 30, 1998 was $3,356,000, or $0.18 basic net income per share versus $16,095,000, or $0.88 basic net income per share for the comparable period in 1997. The decreases for the three and nine months ended September 30, 1998 are primarily attributable to expenses related to the merger of HFNC. On an annualized basis, year to date results represent a return on average assets of 0.25% versus 1.37% and a return on average equity of 1.78% versus 8.33%, for the periods ended September 30, 1998 and 1997, respectively.

         Total assets at September 30, 1998 were $1,832,304,769 compared to $1,672,641,526 at December 31, 1997. Strong loan demand continued during the first nine months of 1998. As a result, gross loans increased 11.5% to $1,406,981,885 from $1,261,763,998 at December 31, 1997. Total deposits increased 3.2% to $1,092,996,175 from $1,059,262,091 at December 31, 1997.

         Securities available for sale totaled $310,962,946 at September 30, 1998 for a decrease of approximately $4.6 million from December 31, 1997. The decrease was primarily due to sales of U.S. Government and mortgage-backed securities. Proceeds were used to reduce FHLB borrowings, fund loan growth and purchase additional securities. The carrying value of securities available for sale was $10,496,783 above their amortized cost at September 30, 1998 which represents gross unrealized gains of $10,996,448 and gross unrealized losses of $499,665.

         For the three and nine month periods ended September 30, 1998, net interest income before provision for loan losses increased approximately $1,455,000 and $4,535,000, respectively, over the comparable periods in 1997. The increase is primarily attributable to an increase in the level of interest earning assets. The net interest margin was 3.94% at September 30, 1998 compared to 3.99% at September 30, 1997. The average yield on interest-earning assets was 8.18% at September 30, 1998 compared to 8.29% at September 30, 1997, and the average rate paid on interest-bearing liabilities was 5.05% at September 30, 1998 compared to 5.14% at September 30, 1997.

         Management assesses interest rate risk based on an earnings simulation model. The Corporation's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed immediately rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories.

         The provision for loan losses for the three months ended September 30, 1998 was $655,000, compared to $733,000 for the three months ended September 30, 1997. The provision for loan losses for the nine months ended September 30, 1998 was $1,917,000, compared to $1,729,000 for the nine months ended September 30, 1997. The increase in the provision for the nine months ended September 30, 1998 was due to the growth in the loan portfolio as well as higher levels of net loan charge-offs. Net charge-offs were approximately $528,000 and $1,805,000 for the three and nine months ended September 30, 1998, respectively, compared to net charge-offs of $194,000 and $1,261,000 for the same periods in 1997, respectively. The increase in net charge-offs was primarily due to loans acquired through the merger of Carolina State Bank in December 1997 and in the opinion of management are not necessarily indicative of worsening trends in asset quality. In addition, during the nine months ended September 30, 1998, the Corporation had an increase in recoveries when compared to the same nine month period in 1997. Recoveries for the nine months ended September 30, 1998 were $453,000 compared to recoveries of $284,000 for the same period in 1997.

         At September 30, 1998 and December 31, 1997, the allowance for loan losses as a percentage of gross loans, excluding loans held for sale, was 1.09% and 1.21%, respectively. The decrease in this percentage during 1998 is largely attributable to the charge-off of certain loans acquired in the December 1997 merger with Carolina State Bank. As part of the continual grading process used to monitor the credit quality of the loan portfolio, an analysis is performed monthly independently from any analysis in conjunction with the origination of loans. Based on this review, management believes the allowance to be adequate; however, future adjustments may be necessary if economic and other conditions differ substantially from management's assumptions.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for loan losses and losses on real estate owned. Such agencies may require the Banks to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         The following table presents changes in the allowance for loan losses for the nine months ended September 30, 1998 and 1997, respectively.


                                             For the Nine Months Ended
                                           ---------------------------------
                                           September 30,       September 30,
(Dollars in thousands)                          1998                1997
----------------------------------------------------------------------------
    Beginning balance...................        $15,263             $14,409
    Provision charged to operations.....          1,917               1,729

    Loan charge-offs....................         (2,258)             (1,545)
       Less loan recoveries.............            453                 284
                                                -------             -------
            Net loan charge-offs........          1,805               1,261
                                                -------             -------
    Ending balance                              $15,375             $14,877
                                                =======             =======

             At September 30, 1998, the recorded investment in loans that were considered to be impaired was $4,446,415 (of which $4,126,860 was on nonaccrual status) compared to the recorded investment in impaired loans of $4,725,248 (of which $4,571,041 was on nonaccrual status) at December 31, 1997. The related allowance for loan losses on these loans was $1,441,292 and $1,281,139 at September 30, 1998 and December 31, 1997, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 1998 and 1997 was $4,674,661 and $6,000,485, respectively. For the nine months ended September 30, 1998 and 1997, the Corporation recognized interest income on impaired loans of $71,105 and $31,654, respectively.

         Total problem assets at September 30, 1998 were $11,451,000 or 0.81% of gross loans, compared to $12,821,000 or 1.02% at December 31, 1997. The components of nonperforming and problem assets are presented in the table below:

                                              September 30,      December 31,
(Dollars in thousands)                                1998           1997
-----------------------------------------------------------------------------
    Nonacccrual loans .....................        $ 6,093        $ 6,119
    Restructured loans ....................            577            587
    Other real estate .....................          3,420          4,006
                                                   -------        -------
        Total non-performing assets .......         10,090         10,712
    Loans 90 days or more
      past due and still accruing .........          1,361          2,109
                                                   -------        -------
    Total problem assets ..................        $11,451        $12,821
                                                   =======        =======

     Interest income that would have been recorded on nonaccrual loans for the nine months ended September 30, 1998 and 1997, had they performed in accordance with their original terms, amounted to approximately $403,161 and $513,496, respectively. Interest income recorded on nonaccrual loans for the nine months ended September 30, 1998 and 1997 was $61,250 and $57,914, respectively.

     Noninterest income for the three and nine month periods ended September 30, 1998 decreased approximately $2,942,000 or 52.15% and $71,000 or 0.01%, respectively, over the comparable periods in 1997. The major component of this decrease in these periods was the reduced level of securities available for sale gains in 1998 which was partially offset by increases in trust, service charge, brokerage service commissions, mortgage loan income and a gain recognized on the sale of FCNB's merchant card program.

     Noninterest expense for the three and nine month periods ended September 30, 1998, excluding nonrecurring merger related charges of $18.2 million primarily associated with the merger with HFNC, increased approximately $1,577,000 or 16.55%, and $1,880,000 or 6.50%, respectively, over the comparable periods in 1997. The increase in these periods was primarily attributable to higher salaries and fringe benefits due to a greater number of full-time equivalents and commissions paid on increased mortgage and brokerage service volumes. Occupancy and equipment expense also increased due to depreciation expense for ongoing additions in computer network technology, costs associated with several departmental moves in Concord, costs to maintain those new locations and the addition of a new mortgage loan origination office by Home Federal. Additional increases were incurred in professional services, data processing and postage expenses. The major components of merger expenses are dissolution of the HFNC ESOP and the HFNC MRRP, professional fees associated with the transaction (including fixed financial advisor fees as well as attorneys' and accountants' fees) and expenses associated with various severance-related obligations. (Reference note number 6 to Interim Consolidated Financial Statements).

         Total income tax benefit for the three month period ended September 30, 1998 was approximately $1,318,000, compared to total income tax expense of $3,720,000, over the same period in 1997. For the nine month period ended September 30, 1998, total income tax expense decreased approximately $3,057,000 or 35.70% from the comparable period in 1997. The changes over the three and nine month periods ended September 30, 1998 are attributable to decreases in taxable income primarily caused by costs associated with the merger of HFNC in September 1998.

YEAR 2000 CONSIDERATION

Year 2000 Compliance

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

State of Readiness

     The Corporation recognizes the potentially severe implications of the Year 2000 Issue. The Board of Directors of the Corporation has approved a Year 2000 Action Plan ("Action Plan") that has been developed in accordance with the Federal Financial Institutions Examination Council ("FFIEC") guidelines. The Action Plan consists of five phases: (1) awareness, (2) assessment, (3)
remediation, (4) validation, and (5) implementation.   The Corporation has
completed phases 1 and 2 of its Action Plan. In completing phase 2, the Corporation performed a thorough inventory of its IT and non-IT systems to identify all potential Year 2000 exposed systems and equipment. The items identified in the inventory were then categorized as "mission-critical" or "non-mission-critical" depending on the Corporation's dependence on the system or equipment to perform daily operations and conduct business. This classification allowed the Corporation to prioritize its efforts in remediating systems and dealing with third party vendors.

     The Corporation is currently working in phases 3, 4 and 5 of the Action Plan. Since the Corporation generally does not perform in-house programming of its core operating systems, it is dependent on its third-party vendors for modifications or conversions of its existing systems to correct the effects of the Year 2000 Issue. Accordingly, the vast majority of phases 3 and 4 involve receiving system upgrades and installing and testing them in the Corporation's operating systems and equipment. The Corporation is soliciting written documentation from all of its software and hardware vendors, as well as the providers of facilities using imbedded chip technology, with respect to its Year 2000 compliance status. Upgrades to existing systems and equipment are currently being installed and tested, such that the Corporation believes that it may be substantially complete with phases 3 and 4 by December 31, 1998.

     The merger with HFNC is not expected to significantly impact the Action Plan or the Corporation's state of readiness for Year 2000 compliance. The Corporation is incorporating all of Home Federal's IT and non-IT systems in all phases of its Year 2000 Action Plan. The Corporation currently plans to convert all but one of Home Federal's operating systems to the Corporation's operating systems in March of 1999. The Corporation does not currently plan to convert Home Federal's mortgage loan system to the Corporation's loan application system until after January 1, 2000. Accordingly, Home Federal's mortgage loan operating system, which is operated by a third party service bureau, is being included in the Corporation's efforts in phases 3, 4 and 5 of the Action Plan.

     The Corporation also has developed a communication and assessment plan for its customers. Pursuant to this plan, the Corporation is initiating contact with its key customers to determine such customers' plans with respect to the Year 2000 Issue and the Corporation's vulnerability to any such customer's failure to remediate its own Year 2000 Issue. As most corporate customers depend on computer systems that must be Year 2000 compliant, a disruption in their businesses may result in potentially significant financial difficulties that could affect their creditworthiness. The Corporation is assessing any adjustments to allowance for loan losses that may be necessary to reflect the Year 2000 issue on creditworthiness. The Corporation is also implementing underwriting procedures to reflect the importance of the Year 2000 issue and is evaluating new credit relationships. The Corporation is also initiating contact with key suppliers to determine their plan with respect to the Year 2000 Issue. There can be no guarantee that customers and suppliers will convert their systems on a timely basis or in a manner that is compatible with the Corporation's systems. Significant business interruptions or failures by key business customers, suppliers, trading partners or governmental agencies resulting from the effects of the Year 2000 Issue could have a material adverse effect on the Corporation.

Year 2000 Costs

     Since the Corporation relies on third party vendors for substantially all of its IT systems, the expected cost to the Corporation of the Year 2000 project is not expected to exceed $500,000. Included in this amount are costs for hardware, software and facilities upgrades, customer communications, testing, and other direct, incremental costs required to pursue the Action Plan. Not included in this estimate are the indirect costs associated with the involvement of existing employees in daily Year 2000 Action Plan activities, an amount which has not been quantified by management. All remediation costs will be expensed in the period incurred and will be funded through normal operating cash flow. Year 2000 project costs during the nine months ended September 30, 1998 were not material.

Risks of Year 2000 Issues

     The Year 2000 issue is widespread throughout the entire global economy, potentially affecting almost every company with any dependence on information technology. The Corporation has attempted to assess the risk to the Corporation of the most reasonably likely worst case scenarios involving Year 2000 noncompliance on the part of the Corporation or entities with which it does significant business. Such risks generally fall into one of two categories: internal risk, or the risk that the Corporation's IT and/or non-IT systems will fail and will have a material impact on the Corporation's financial condition or results of operations, and external risk, or the risk that the IT or non-IT systems of parties external to the Corporation will fail, resulting in a material impact on the Corporation's financial condition or results of operations. In the opinion of management of the Corporation, the internal risk of Year 2000 non-compliance, in a reasonable worst case scenario, could involve the inability to perform certain routine customer transactions for a period of time during 2000. In the opinion of management of the Corporation, the external risk of Year 2000 non-compliance, in a reasonable worst case scenario, could involve either (i) credit losses arising from borrowers inability to perform under the terms of their loan agreements due to Year 2000-related problems having a material impact on their cash flows, or
(ii) the inability to perform certain routine customer transactions due to the Year 2000 non-compliance of parties external to the Corporation (e.g., utility or communications vendors). To mitigate these risks, the Corporation has performed Contingency Planning.

     The costs of the Year 2000 project and the schedule for achieving Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources (including appropriately trained personnel), third-party vendor plans and other factors). However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframes indicated, and actual results could differ materially from these plans.

Contingency Planning

     Contingency plans are being developed to mitigate the potential effects of a disruption in normal business operations. Contingency planning includes developing alternative solutions should a vendor not become compliant, as well as plans for the resumption of business if, despite the Corporation's best efforts, a business operation disruption occurs. The Corporation will have a detailed business resumption contingency plan prior to March 31, 1999.

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

     In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative as a hedging vehicle. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of all provisions of this statement is encouraged. The Corporation plans to adopt this statement on January 1, 2000 and does not anticipate any material effect on its consolidated financial statements.

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

     Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the passage of unforeseen state or federal legislation or regulation applicable to the Corporation's operations, the Corporation's ability to accurately predict the adequacy of the loan loss allowance needs using its present risk grading system, the ability to generate liquidity if necessary to meet loan demand, the ability to manage unforeseen domestic and global rapid changes in interest rates, the reliance on third party vendors to become Year 2000 compliant, and the availability of resources for the Corporation, or its vendors and customers, to complete their respective Year 2000 compliance effectively, and, with respect to the Merger, the inability of First Charter to effectively consolidate the operations of HFNC with those of First Charter or to achieve operating efficiencies as soon as anticipated.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The following table presents the scheduled maturity of market risk sensitive instruments at September 30, 1998:

(Dollars in thousands)

                                                                                                         There-
Maturing in:                        1 Year           2 Years        3 Years    4 Years    5 Years        after         Total
------------                     ----------         --------       --------    --------   --------      --------    ----------

ASSETS
Debt securities ........         $   83,353         $ 18,968       $ 11,733    $ 15,766   $ 17,472      $126,554    $  273,846
Loans ..................            334,101          181,735        197,060     147,763    199,828       346,495     1,406,982
                                 ----------         --------       --------    --------   --------      --------    ----------
 Total .................         $  417,454         $200,703       $208,793    $163,529   $217,300      $473,049    $1,680,828
                                 ==========         ========       ========    ========   ========      ========    ==========
LIABILITIES
Savings, NOW, Demand
 and IMMA's ............         $  458,097         $  9,755       $  9,755    $  3,885   $  3,885      $ 13,780    $  499,157
CD's ...................            491,141           51,253         43,026       4,189      4,155            75       593,839
Short-term Borrowings ..            321,846               --             --          --         --            --       321,846
Long-term Borrowings ...                 --               --            857      51,000     64,550        26,500       142,907
                                 ----------         --------       --------    --------   --------      --------    ----------
 Total .................         $1,271,084         $ 61,008       $ 53,638    $ 59,074   $ 72,590      $ 40,355    $1,557,749
                                 ==========         ========       ========    ========   ========      ========    ==========




     The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at September 30, 1998:


                                             Average    Estimated
(Dollars in thousands)      Total      Interest Rate   Fair Value
----------------------    ----------   -------------   ----------
ASSETS
Debt Securities ........  $  273,846        6.06%      $  279,639
Loans ..................   1,406,982        8.11        1,427,219
                          ----------        ----        ---------
  Total ................  $1,680,828        7.76%      $1,706,858
                          ==========        ====       ==========
LIABILITIES
Savings, NOW, Demand
  and IMMA's ...........  $  499,157        2.77%      $  496,906
CD's ...................     593,839        5.64          595,009
Short-term Borrowings ..     321,846        5.67          323,124
Long-term Borrowings ...     142,907        5.37          143,620
                          ----------        ----      -----------
  Total.................  $1,557,749        4.70%     $ 1,558,659
                          ==========        ====      ===========

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

(a) In June 1995, a lawsuit was initiated against Home Federal by a borrower's affiliated companies in which the plaintiffs alleged that Home Federal wrongfully set-off certain funds in an account being held and maintained by Home Federal. In addition, the plaintiffs alleged that as a result of the wrongful set-off, Home Federal wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of Home Federal constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorneys' fees. Home Federal denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgement, recommending the dismissal of all claims asserted against Home Federal. In October 1997, the United States District Court entered an order granting summary judgment in favor of Home Federal. The plaintiff has appealed the order of summary judgment and the case is presently pending in the Fourth Circuit Court of Appeals.

     In December 1996, Home Federal filed a suit against the borrower and his company and against the borrower's wife, daughter, and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets which may be used to satisfy a portion of the judgments obtained in favor of Home Federal prior to litigation. The borrower's wife filed a counterclaim against Home Federal alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to Home Federal for application on a debt owed by one of her husband's corporations, claiming that officers of Home Federal promised to resume making loans to her husband's corporation after the payment. Home Federal and its officers vigorously deny all of her allegations. Home Federal filed a motion for summary judgment and dismissal of the counterclaim. The motion for summary judgment was heard in the Superior Court division of the Mecklenburg County General Court of Justice in April 1998; however, an order has not been entered. In June 1998, Home Federal removed this case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the defendant was the debtor in a pending bankruptcy case. Home Federal believes it has strong defenses to the defendant's counterclaim.

     In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of Home Federal and against an officer of another financial institution. The action was removed from the state court to the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action in the Superior Court of Mecklenburg County, North Carolina against the two executive officers of Home Federal and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of Home Federal. Plaintiffs claim actual damages, treble damages, and punitive damages together with interest, attorneys' fees, and other costs. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. The action pending in the bankruptcy court has been stayed. All defendants filed motions for summary judgment in the state court action which were granted, and the lawsuits were dismissed in January 1998 by the Superior Court of Mecklenburg County. The plaintiff appealed the order granting summary judgment to the North Carolina Court of Appeals. In July 1998, the defendants removed the state court case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the plaintiff was a debtor in a pending bankruptcy case. As a result of the removal, the North Carolina Court of Appeals entered an order staying further proceedings in the North
      Carolina Court of Appeals in August 1998. Home Federal has agreed to indemnify both of its officers with respect to costs, expense, and liability which might arise in connection with both of these cases.

      In July 1997, the above borrower and affiliated companies filed an additional action against HFNC, Home Federal, and the other financial institution referred to in the paragraph above, alleging that previous judgments in favor of Home Federal and the other financial institution obtained in prior litigation were obtained by the perpetration of fraud on the Bankruptcy Court, U.S. District Court, and the Fourth Circuit Court of Appeals. The plaintiffs are seeking to have the judgments set aside on that basis. All defendants filed motions for summary judgment and dismissal which were granted, and the lawsuit was dismissed on September 24, 1998. The borrower, individually, has appealed the Order dismissing the lawsuit to the Fourth Circuit Court of Appeals. That appeal is pending.

      Management continues to deny any liability in the above-described cases and continue to vigorously defend against the claims. However, there can be no assurance of the ultimate outcome of the litigation, or the range of potential loss, if any.

Item 2. Not applicable.

Item 3. Not applicable.

Item 4. Submission of matters to a Vote of Security Holders.

(a) First Charter Corporation's Special Meeting of Shareholders was held on September 29, 1998.

     A motion to consider and vote upon a proposal to approve the Amended and Restated Agreement and Plan of Merger, dated as of May 17, 1998, and amended and restated as of July 29, 1998, by and between the Corporation and HFNC, pursuant to which HFNC would merge with and into the Corporation, was adopted by a vote of the majority of the Corporation's issued and outstanding common stock entitled to vote at the meeting, as follows:


                          For:              6,871,440
                          Against:             30,020
                          Abstained:           19,320
                          Broker Non-Votes:   787,439


     A motion to consider and vote upon a proposal to approve an amendment to the Corporation's Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Corporation's common stock from 25,000,000 to 50,000,000 was adopted by a vote of the majority of the shares of the Corporation's common stock present or represented by proxy and entitled to vote, as follows:


               For:                              7,545,294
               Against:                            110,422
               Abstained:                           52,504
               Broker Non-Votes:                         0


Item 5. Other Information

        Not applicable.

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

     27.1  Financial Data Schedule

     27.2  Restated Financial Data Schedule

     27.3  Restated Financial Data Schedule



(b) Reports on Form 8-K

(i) On May 28, 1998, the Registrant filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof the proposed Merger of HFNC pursuant to an Agreement and Plan of Merger entered into on May 17, 1998. On August 4, 1998, the Registrant filed a Current Report on Form 8-K/A-1, amending the Current Report on Form 8-K filed on May 28, 1998 to include following historical financial statements of HFNC and certain pro forma financial information related to the proposed Merger:

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

     Unaudited Consolidated Statements of Changes in Shareholders' Equity of HFNC for the nine months ended March 31, 1998 and 1997.

     Unaudited Consolidated Condensed Statement of Cash Flows for the nine months ended March 31, 1998 and 1997.

     Notes to Unaudited Consolidated Condensed Financial Statements of HFNC for certain financial periods ended March 31,1998.

     Unaudited Pro Forma Condensed Balance Sheet as of March 31, 1998.

     Unaudited Pro Forma Condensed Statement of Earnings for the three months ended March 31, 1998 and 1997 and for the years ended December 31, 1997, 1996, and 1995.

     Notes to the Unaudited March 31, 1998 Pro Forma Condensed Financial Information.

     On September 10, 1998, the Registrant filed a Current Report on Form 8-K/A-2, amending the Current Report on Form 8-K originally filed on May 28, 1998, as amended on August 4, 1998, to include unaudited pro forma condensed consolidated financial statements including a balance sheet as of June 30, 1998 and statements of earnings for the three and six months ended June 30, 1998 and 1997 and the years ended December 31, 1997, 1996 and 1995. These statements present on a pro forma basis historical results for FCC and HFNC as though the Merger had been consummated as of January 1, 1995.

     On October 1, 1998, the Registrant filed a Current Report on 8-K/A-3, amending the Current Report on Form 8-K originally filed on May 28, 1998, as amended on August 4, 1998 and September 10, 1998, to include HFNC Financial Corp. and Subsidiaries Consolidated Financial Statements as of June 30, 1998 and 1997 and for each of the three years ended June 30, 1998 along with an Independent Auditors' Report.

(ii) On October 15, 1998, the Registrant filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof to announce its earnings for the fiscal quarter ended September 30, 1998.

(iii) On October 23, 1998, the Registrant filed a current Report on Form 8-K, reporting pursuant to Item 5 thereof a stock repurchase in the open market up to 75,000 shares of First Charter common stock in connection with the pending acquisition of an insurance agency by First Charter Insurance Services, Inc., a wholly-owned indirect subsidiary of First Charter Corporation.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST CHARTER CORPORATION
                                      (Registrant)



Date:    November 16, 1998            By   /s/ Robert O. Bratton
                                      Executive Vice President &
                                      Principal Financial and
                                      Accounting Officer

                                EXHIBIT INDEX


Exhibit No.
(per Exhibit Table
in item 601 of                                            Sequential
Regulation S-K)          Description of Exhibits          Page Number



3.1 Amended and Restated Articles of Incorporation of the Registrant

27.1     Financial Data Schedule

27.2     Restated Financial Data Schedule

27.3     Restated Financial Data Schedule