Form 10-K
period 1998-12-31
FIRST CHARTER CORP /NC/
filed 1999-03-22
CIK 717306

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1998
                          -------------------------------------------------
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------
Commission file number           0-15829
                      --------------------------------------------------------

                           FIRST CHARTER CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

       North Carolina                                          56-1355866
---------------------------------------                ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                          Identification Number)

22 Union Street, North, Concord, N.C.                          28026-0228
---------------------------------------                ------------------------
(Address of Principal Executive Offices)                           (Zip Code)

       Registrant's telephone number, including area code (704) 786-3300.

                  Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
        N/A                                              N/A
-------------------                   -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, no par value
          -----------------------------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1999 was $309,363,827.

         As of March 18, 1999 the Registrant had outstanding 18,487,776 shares of Common Stock, no par value.

                      Documents Incorporated by Reference
                      -----------------------------------

         PARTS I and II: Annual Report to Shareholders for the fiscal year ended December 31, 1998 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Annual Report to Shareholders is not deemed to be filed as part of this report).

         PART III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated pursuant to the Securities Exchange Act of 1934 in connection with the 1999 Annual Meeting of Shareholders (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this report).

                           FIRST CHARTER CORPORATION
                                AND SUBSIDIARIES

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS
                                     PART I


                                                              Page
                                                              ----

Item 1.   Business......................................        1
Item 2.   Properties....................................       25
Item 3.   Legal Proceedings.............................       25
Item 4.   Submission of Matters to a Vote of Security
            Holders.....................................       27
Item 4A.  Executive Officers of the Registrant..........       27

                                    PART II

Item 5.   Market For Registrant's Common Equity and
             Related Shareholder Matters................       29
Item 6.   Selected Financial Data.......................       29
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.................................       29
Item 7A.  Quantitative and Qualitative Disclosures
             about Market Risk..........................       29
Item 8.   Financial Statements and Supplementary Data...       30
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.....       30

                                    PART III

Item 10.  Directors and Executive Officers of the
             Registrant.................................       31
Item 11.  Executive Compensation........................       31
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management......................       31
Item 13.  Certain Relationships and Related
             Transactions...............................       31

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K........................       32

                                     Part I

Item 1.  Business

General

         First Charter Corporation (hereinafter referred to as either the "Registrant" or the "Corporation") is a bank holding company established as a North Carolina Corporation in 1983 and is registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Its principal asset is the stock of its subsidiary, First Charter National Bank ("FCNB" or the "Bank"). The Bank accounts for over 85% of the Registrant's consolidated assets and consolidated revenues. The principal executive offices of the Corporation are located at 22 Union Street, North, Concord, North Carolina 28025. Its telephone number is
(800) 422-4650.

         FCNB, a national banking association, is the successor entity to The Concord National Bank, which was established in 1888 and acquired by the Registrant in 1983. On December 21, 1995, the Corporation purchased Bank of Union ("Union"), a state-chartered commercial bank organized under the laws of North Carolina in 1985. Union, a full-service bank with five offices located in Union and southern Mecklenburg Counties, North Carolina, was merged into FCNB effective September 10, 1998. On December 22, 1997, the Corporation acquired Carolina State Bank ("CSB") which was also merged into FCNB. CSB was a state-chartered commercial bank with four banking offices in Cleveland and Rutherford Counties, North Carolina. During 1998, the Corporation acquired HFNC Financial Corp. ("HFNC"), which merged into the Corporation effective September 30, 1998. The merger was accounted for as a pooling of interests, and accordingly all financial information presented herein has been restated for all periods presented to reflect this merger. HFNC was the unitary holding company of Home Federal Savings and Loan Association ("Home Federal"). Home Federal, which dates back to 1883, was based in Charlotte, North Carolina, and operated nine full service branch offices and a loan origination office, all located in Mecklenburg County, North Carolina. These offices operated under the Home Federal name until its merger into FCNB in March 1999. FCNB is a full service bank and trust company which now operates thirty branch offices and two limited service facilities in addition to its main office, as well as sixty-five ATMs (automated teller machines) located in Mecklenburg, Cabarrus, Cleveland, Rutherford, Rowan, and Union Counties in North Carolina.

         Through its branch locations, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts; "Money Market Rate" accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agriculture, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking. In addition, through First Charter Brokerage Services, a subsidiary of FCNB, the Registrant offers discount brokerage services, insurance and annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. FCNB also operates three other subsidiaries. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment Inc. is a Delaware corporation organized as a holding company for FCNB Real Estate Inc, a real estate investment trust organized in North Carolina.

         At December 31, 1998, the Registrant and its subsidiary had 390 full-time employees and 104 part-time employees. The Registrant had no employees who were not also employees of FCNB. The Registrant considers its relations with its employees to be good.

         As part of its operations, the Registrant is not dependent upon a single customer or a few customers whose loss would have a material adverse effect on the Registrant.

         As part of its operations, the Registrant regularly holds discussions and evaluates the potential acquisition of, or merger with, various financial institutions. The Registrant does not currently have any specific plans or agreements in effect with respect to any such acquisition or merger. In addition, the Registrant periodically enters new markets and engages in new activities in which it competes with established financial institutions. There can be no assurance as to the success of any such new office or activity. Furthermore, as the result of such expansions, the Registrant may from time to time incur start-up costs that could affect the financial results of the Registrant.

Competition

         The banking laws of North Carolina allow banks located in North Carolina to develop branches throughout the state. In addition, as the result of recent federal and state legislation, out-of-state institutions may open de novo branches in North Carolina as well as acquire or merge with institutions located in North Carolina. As a result of such laws, banking activities in North Carolina are highly competitive.

         FCNB's service delivery facilities are located in Mecklenburg, Cabarrus, Union, Rowan, Cleveland, and Rutherford counties. These locations also have numerous branches of money-center, super-regional, regional, and statewide institutions, many of them based in Charlotte. In its market area, the Registrant faces competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than the Bank. The Bank's primary method of competition is to provide quality service and fairly priced products.

Government Supervision and Regulation

         General. As a registered bank holding company, the Registrant is subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Deposit Insurance Corporation ("FDIC") insures FCNB's deposits through the Bank Insurance Fund ("BIF") to the maximum extent permitted by law.

         In addition to banking laws, regulations and regulatory agencies, the Corporation and FCNB are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the Corporation's operations, management and ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Corporation.

         Restrictions on Bank Holding Companies. The Federal Reserve is authorized to adopt regulations affecting various aspects of bank holding companies. Under the BHCA, the Corporation's activities, and those of companies which it controls or in which it holds more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

         The Corporation is also subject to the North Carolina Bank Holding Company Act of 1984. As required by this state legislation, the Corporation, by virtue of its ownership of FCNB, has registered as a bank holding company with the Commissioner of Banks of the State of North Carolina. The North Carolina Bank Holding Company Act also prohibits the Corporation from acquiring or controlling certain non-bank banking institutions which have offices in North Carolina.

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

         The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches beginning June 1, 1997. Under such legislation, each state had the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. The State of North Carolina elected to "opt in" to such legislation, effective June 22, 1995. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

         Regulation of FCNB. FCNB is organized as a national banking association and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC") and to regulation by the FDIC. OCC rules and requirements applicable to national banking associations such as FCNB relate to required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, limitations on credit to subsidiaries and other aspects of the business of such subsidiaries. The OCC has broad authority to prohibit national banks from engaging in unsafe or unsound banking practices. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional banks comprising the FHLB System.

Capital and Operational Requirements.

         The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to federally chartered banking organizations. The risk-based guidelines define a two-tier capital framework, under which the Corporation and the Bank are required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of 4.00% and a minimum ratio of Total Capital (as defined) to risk weighted assets of 8.00%. With respect to the Corporation, Tier 1 Capital generally consists of total shareholders' equity calculated in accordance with generally accepted accounting principles less certain intangibles, and Total Capital generally consists of Tier 1 Capital plus certain adjustments, the largest of which for the Corporation is the general allowance for loan losses (up to 1.25% of risk-weighted assets). Tier 1 Capital must comprise at least 50% of the Total Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation, as adjusted for one of four categories of risk-weights established in Federal Reserve, OCC and FDIC regulations, based primarily on relative credit risk. At December 31, 1998, the Corporation the Bank were in compliance with the risk-based capital requirements.

         The leverage ratio is determined by dividing Tier 1 Capital by adjusted total assets. Although the stated minimum ratio is 3.00%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3.00%. Management believes that the Corporation and the Bank meet their leverage ratio requirement.

         The Corporation's compliance with existing capital requirements is summarized in the table below.




                            Leverage Capital           Tier 1 Capital               Total Capital
                        -----------------------   ------------------------      ------------------------
 (Dollars in
 thousands)               Amount     Percentage     Amount      Percentage       Amount       Percentage
                                         (1)                        (2)                           (2)

Actual                  $ 236,666        13.36%   $ 236,666         19.34%      $ 251,965        20.59%

Required                   70,850         4.00       48,957          4.00          97,913         8.00

Excess                    165,816         9.36      187,709         15.34         154,052        12.59


(1) Percentage of total adjusted average assets. The Federal Reserve minimum leverage ratio requirement is 3.00% to 5.00%, depending on the institution's composite rating as determined by its regulators. The Federal Reserve Board has not advised the Corporation of any specific requirement applicable to it.

(2)      Percentage of risk-weighted assets.

         In addition to the above described capital requirements, the federal regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels whether because of its financial condition or actual or anticipated growth.

         Prompt Corrective Action under FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. In addition, pursuant to FDICIA, the various regulatory agencies have prescribed certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and such agencies may take action against a financial institution that does not meet the applicable standards.

         The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 Capital ratio of at least 6.00%, a Total Capital ratio of at least 10.00% and a leverage ratio of at least 5.00% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 Capital ratio of at least 4.00%, a Total Capital ratio of at least 8.00% and a leverage ratio of at least 4.00%, or 3.00% in some cases. Under these guidelines, FCNB is considered well capitalized.

         Banking agencies have also adopted final regulations which mandate that regulators take into consideration (i) concentrations of credit risk, (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position) and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with amended guidelines, a Corporation or Bank with significant trading activity (as defined) must incorporate a measure for market risk in its regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines do not materially impact the Corporation's or FCNB's regulatory capital ratios or their well-capitalized status.

         Distributions. The primary source of funds for distributions paid by the Corporation to its shareholders is dividends received from FCNB. Certain regulatory and other requirements restrict the amount of dividends that FCNB can pay to the Corporation. The OCC regulates the amount of FCNB dividends payable to the Corporation based on undivided profits for the last two years, less dividends already paid. As of December 31, 1998, FCNB had paid the full allowable amount of dividends to the Corporation.

         In addition to the foregoing, the ability of the Corporation and FCNB to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. Furthermore, if, in the opinion of a federal regulatory agency, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such agency may require, after notice and hearing, that such bank cease and desist from such practice. The right of the Corporation, its shareholders and its creditors to participate in any distribution of assets or earnings of FCNB is further subject to the prior claims of creditors against the Bank.

         Deposit Insurance. The deposits of FCNB are insured up to applicable limits by the FDIC, and are backed by the full faith and credit of the U.S. government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banking institutions, after giving the institution's primary regulator an opportunity to take such action. In addition, the Bank is subject to deposit premium assessments by the FDIC. As mandated by FDICIA, the FDIC has adopted regulations for a risk-based insurance assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at a risk assessment for a banking institution, the FDIC places it in one of nine risk categories using a process based on capital ratios and on other relevant information from supervisory evaluations of the bank by the bank's primary federal regulator, the OCC, statistical analyses of financial statements and other relevant information.

         The deposits of FCNB are insured by the BIF, administered by the FDIC. Under the FDIC's risk-based insurance system, assessments currently can range from no assessment to 0.27% of a participating bank's average deposits base, with the exact assessment determined by the bank's capital and the applicable regulatory agency's opinion of the bank's operations. The range of deposit insurance assessment rates can change from time to time, in the discretion of the FDIC, subject to certain limits.

         The former Home Federal deposits are insured by the SAIF, also administered by the FDIC. Unlike the BIF, which met its target reserve level in September 1995, the Savings Association Insurance Fund ("SAIF") was not expected to meet its target reserve level until at least 2002. Consequently, while insurance premiums for BIF insured deposits were reduced beginning in 1996, premiums for SAIF members were maintained at their existing levels, creating a significant premium disparity. On September 30, 1996, legislation was passed to eventually eliminate this premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves by way of a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995. This special assessment was accrued by Home Federal at September 30, 1996 and paid on November 27, 1996. As a result of this recapitalization, during the period from 1997 through 1999, FDIC-insured institutions in the lowest risk category will pay approximately 1.2 basis points of their BIF-assessable deposits and 6.1 basis points of their SAIF-assessable deposits to fund the insurance fund. FCNB will continue to pay the SAIF assessment rate on former Home Federal deposits through the end of 1999.

         Source of Strength. According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guaranty provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC, either as a result of default of a banking or thrift subsidiary of the Corporation or related to FDIC assistance provided to a subsidiary in danger of default, the other banking subsidiaries of the Registrant may be assessed for the FDIC's loss, subject to certain exceptions.

         Future Legislation. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on the Corporation and FCNB cannot be determined at this time.

Other Considerations

         There are particular risks and uncertainties that are applicable to an investment in our common stock. Specifically, there are risks and uncertainties that bear on our future financial results that may cause our future earnings and financial condition to be less than our expectations. Some of the risks and uncertainties relate to the Year 2000 issue or to economic conditions generally, and would affect other financial institutions in similar ways. These aspects are discussed under the headings "Year 2000 Consideration" and "Factors that May Affect Future Results" in the accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the First Charter Corporation 1998 Annual Report to Shareholders, incorporated herein by reference. This section addresses particular risks and uncertainties that are specific to our business.

         Completion of the merger with HFNC significantly expanded the scope and complexity of our business and operations and more than doubled our asset base. While the merger with HFNC represents significant opportunities for us to expand our franchise and increase shareholder value, it also creates certain risks of execution in successfully assimilating the HFNC franchise and achieving our previous financial performance level. Successful assimilation of HFNC's operations will require that we:

         -        hire and retain additional senior management personnel,

         - upgrade the technological and other platforms utilized by HFNC,

         - retrain the HFNC workforce as well as instill in that workforce a sales culture,

         -        conform HFNC's funding cost to that of our cost, and

         - otherwise integrate two companies that have previously operated independently pursuant to different cultures.

         Successful integration of HFNC's operations will depend in part on our ability to consolidate operations, systems, and procedures, and to eliminate redundancies in costs. We may not be successful in integrating our operations with those of HFNC without encountering difficulties, including, without limitation, the loss of key employees and customers, the disruption of its business, or possible inconsistencies in standards, controls, procedures, and policies.

         In addition to the execution risks related to the assimilation of HFNC, due to the increase in interest rates that has occurred since January 1999, we are considering the possible sale or securitization of up to $250 million of our loans, primarily consisting of one- to four-family residential mortgages, and the repayment of Federal Home Loan Bank ("FHLB") advances with the proceeds of such sales. If we are unable to reinvest the sales proceeds of these loans in comparable or higher yielding assets, or if our costs of future borrowings from FHLB increase, the sale of such loans could have an adverse impact on our future earnings.

Statistical Information

   The following tables present certain statistical information relating to the Corporation. The tables should be read in conjunction with the Corporations's Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are incorporated by reference herein. All historical financial data for the periods prior to the respective dates of the mergers with Union, CSB, and Home Federal (each of which was accounted for as a pooling of interests) have been restated to combine the accounts of Union, CSB and Home Federal with those of the Corporation.

   The following table includes for the years ended December 31, 1998, 1997,and 1996 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the average net yield on average earning assets. Average balances were calculated based on daily averages.



                                    Table 1
               Average Balances and Net Interest Income Analysis


                                              1998                            1997                             1996
                                -------------------------------- -------------------------------- --------------------------------
(Dollars in thousands)                      Interest   Average              Interest   Average                Interest    Average
                                 Average    Income/  Yield/Rate   Average    Income/  Yield/Rate   Average    Income/  Yield/Rate
                                 Balance    Expense    Paid       Balance    Expense    Paid       Balance    Expense     Paid
                                -------------------------------------------------------------------------------------------------
Interest earning assets:
Loans  (1) (2) (3)              $ 1,358,949  $ 117,522  8.66%    $ 1,143,448  $ 100,921  8.83%    $ 1,022,119  $  90,545  8.86%
Securities available for
   sale - taxable                   221,860     14,634  6.60         246,937     15,717  6.36         304,922     19,721  6.47
Securities available for
   sale - nontaxable (4)             84,673      6,640  7.84          72,468      5,754  7.94          64,511      5,214  8.08
Investment securities held
   to maturity - taxable                 --         --    --          13,375        766  5.73          12,093        707  5.85
Investment securities held
   to maturity - nontaxable(4)           --         --    --           1,251         83  6.63              --         --
Federal funds sold                   18,450        974  5.28          18,238      1,012  5.55          20,013      1,102  5.51
Interest-bearing bank
   deposits                           3,902        185  4.74          13,835        795  5.75          13,642        908  6.66
                                -----------  ---------           -----------  ---------           -----------  ---------
      Total                     $ 1,687,834  $ 139,955  8.29%    $ 1,509,552  $ 125,048  8.29%    $ 1,437,300  $ 118,197  8.22%
                                ===========  =========           ===========  =========           ===========  =========
Interest bearing liabilities:
   Demand deposits              $   173,153  $   3,794  2.19%    $   128,703  $   2,054  1.60%    $    97,181  $   2,016  2.07%
   Money market accounts             75,558      3,439  4.55          70,496      3,290  4.67          77,606      2,245  2.89
   Savings deposits                 135,309      5,385  3.98         132,615      5,520  4.16         134,636      6,239  4.63
   Other time deposits              587,261     33,630  5.73         611,038     35,468  5.80         585,536     34,208  5.84
   Other borrowings                 433,399     24,374  5.62         283,167     16,495  5.83         218,815     12,708  5.81
                                -----------  ---------           -----------  ---------           -----------  ---------
      Total                     $ 1,404,680  $  70,622  5.03%    $ 1,226,019  $  62,827  5.12%    $ 1,113,774  $  57,416  5.16%
                                ===========  =========           ===========  =========           ===========  =========
Net interest income and
   spread                                    $  69,333  3.26%                 $  62,221  3.17%                 $  60,781  3.06%
                                             =========                        =========                        =========
Net yield on interest
   earning assets (5)                                   4.11%                            4.12%                            4.23%

(1) Includes loan fees of approximately $3,482,000 in 1998, $2,375,000 in 1997 and $2,307,000 in 1996.

(2) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.

(3)      Loans are shown net of unearned income.

(4) Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a Federal tax rate of 35% for 1998, 1997 and 1996. The adjustments made to convert to a fully taxable equivalent basis were $2,324,000 for 1998, $1,918,000 for 1997, and
         $1,826,000 for 1996.

(5) Represents net interest income as a percentage of total average interest earning assets.

Changes in Interest Income and Expense

   The following table contains the dollar amount of change in interest income and interest expense and segregates the dollar amount of change due to rate and volume variances for the years ended December 31, 1998 and 1997. The change in interest income, stated on a tax equivalent basis, or interest expense attributable to the combination of rate variance and volume variance is included in the table, but such amount has also been allocated between, and included in the amounts shown as, changes due to rate and changes due to volume. The allocation of the change due to rate/volume variance was made equally to rate variance and to volume variance. Interest income related to tax exempt securities is stated on a tax equivalent basis using a Federal income tax rate of 35% in 1998, 1997 and 1996.

                                    Table 2
                       Volume and Rate Variance Analysis




(Dollars in thousands)                  From Dec. 31, 1997 to Dec. 31, 1998              From Dec. 31, 1996 to Dec. 31, 1997
                                    -------------------------------------------      ------------------------------------------
                                                Increase (Decrease)                              Increase (Decrease)
                                                 Due to Change in                                 Due to Change in
                                    --------------------------------------------     ------------------------------------------
                                     Rate/                                Total       Rate/                               Total
                                    Volume        Rate       Volume       Change     Volume      Rate       Volume       Change
                                    ------     -------     --------     --------     ------     -----     --------     --------

Interest income:
 Loans                               $(384)    $(2,227)    $ 18,828     $ 16,601       $(39)    $(352)    $ 10,728     $ 10,376
 Securities available for
        sale - taxable                 (58)        542       (1,625)      (1,083)        60      (284)      (3,721)      (4,005)
 Securities available for
        sale - non-taxable             (12)        (77)         963          886        (11)      (97)         637          540
 Investment securities held to
        maturity - taxable             766        (383)        (383)        (766)        (2)      (15)          74           59
 Investment securities held to
        maturity - nontaxable           83         (41)         (42)         (83)        83        42           42           84
                                     -----     -------     --------     --------       ----     -----     --------     --------
 Total securities                      779          41       (1,087)      (1,046)       130      (354)      (2,968)      (3,322)
 Federal funds sold                     (1)        (49)          11          (38)        (1)        8          (98)         (90)
 Interest bearing bank deposits        100         (89)        (521)        (610)        (2)     (125)          12         (113)
                                     -----     -------     --------     --------       ----     -----     --------     --------
 Total interest income                 494      (2,324)      17,231       14,907         88      (823)       7,674        6,851
                                     -----     -------     --------     --------       ----     -----     --------     --------

Interest expense:
 Demand deposits                       265         898          842        1,740       (151)     (540)         578           38
 Money market accounts                  (6)        (84)         233          149       (126)     1314         (269)        1,045
 Savings deposits                       (5)       (245)         110         (135)        10      (630)         (89)        (719)
 Other time deposits                    19        (467)      (1,371)      (1,838)       (10)     (225)       1,485        1,260
 Other borrowings                     (302)       (721)       8,600        7,879         11        44        3,743        3,787
                                     -----     -------     --------     --------       ----     -----     --------     --------
Total interest expense                  30        (619)       8,414        7,795       (266)      (38)       5,449        5,411
                                     -----     -------     --------     --------       ----     -----     --------     --------
 Net interest income                 $ 524     $(1,705)     $ 8,817     $  7,112      $ 354     $(785)    $  2,225     $  1,440
                                     =====     =======     ========     ========       ====     =====     ========     ========

Interest Rate Sensitivity

The following table presents the Corporations's interest sensitivity analysis for December 31, 1998 and sets forth at various maturity periods the cumulative interest sensitivity gap, which is the difference between rate sensitive assets and rate sensitive liabilities for assets and liabilities that management considers rate sensitive. The mortgage-backed securities are shown at their weighted average expected life obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at December 31, 1998. Demand deposits, money market accounts and certain savings deposits are presented in the earliest repricing window because the rates are subject to immediate repricing.



                                    Table 3
                           Interest Rate Sensitivity
                            As of December 31, 1998

                                                                                                          Non-
                                                                                                       Sensitive
                                                                                                          and
                                           Interest Sensitivity in Days                                 Sensitive
(Dollars in thousands)             --------------------------------------------                           Over 5
                                     1 - 90   91 - 180   181 - 365     Total       1-2 Years  2-5 Years    Years       Total
                                   -------------------------------------------------------------------------------------------
Interest-Earning Assets
  Interest-bearing due
     from banks                    $  11,713  $      --  $      --  $    11,713    $      --  $      --  $      --  $   11,713
   Fed funds sold                      6,402         --         --        6,402           --         --         --       6,402
   Securities available
     for sale, at
     amortized cost:
     Taxable                          24,745      9,746     19,553       54,044       54,427     35,860     83,409     227,740
     Nontaxable                        2,385      4,861      1,664        8,910        4,027     30,728     50,351      94,016
   Loans                             319,160     35,039     68,890      423,089      105,157    353,335    541,775   1,423,356
                                   ---------  ---------  ---------  -----------    ---------  ---------   --------  ----------
     Total earning assets            364,405     49,646     90,107      504,158      163,611    419,923    675,535   1,763,227
                                   ---------  ---------  ---------  -----------    ---------  ---------   --------  ----------

  Interest-Bearing Liabilities
   Interest-bearing deposits:
   Demand deposits                   132,581         --         --      132,581           --         --         --     132,581
   Money market accounts             142,077         --         --      142,077           --         --         --     142,077
   Savings deposits                   81,496      9,276     11,590      102,362       31,682        579         --     134,623
   Other time deposits               174,865    157,354    172,176      504,395       44,491     45,275         74     594,235
Other borrowings                     242,660     51,060     31,213      324,933          426    115,705     26,290     467,354
                                   ---------  ---------  ---------  -----------    ---------  ---------   --------  ----------
   Total interest-bearing
    liabilities                      773,679    217,690    214,979    1,206,348       76,599    161,559     26,364   1,470,870
                                   ---------  ---------  ---------  -----------    ---------  ---------  ---------  ----------
   Interest sensitivity
     gap                           $(409,274) $(168,044) $(124,872) $  (702,190)   $  87,012  $ 258,364  $ 649,171  $  292,357
                                   =========  =========  =========  ===========    =========  =========  =========  ==========
     Cumulative gap                $(409,274) $(577,318) $(702,190) $  (702,190)   $(615,178) $(356,814) $ 292,357  $  292,357
                                   =========  =========  =========  ===========    =========  =========  =========  ==========
  Ratio of earning assets
   to interest-bearing
   liabilities                         47.10%     22.81%     41.91%       41.79%      213.59%    259.92%

Distribution of Assets and Liabilities

         The following table shows the distribution of the Corporation's assets, liabilities and shareholders' equity at December 31, 1998, 1997, and 1996. Average balances were calculated based on daily averages.

                                    Table 4
                             Average Balance Sheet



                                                                        Years Ended December 31,
                                        --------------------------------------------------------------------------------------
                                                    1998                         1997                         1996
                                        ----------------------------  --------------------------  ----------------------------
  (Dollars in thousands)                   Average       Percentage     Average      Percentage     Average        Percentage
                                           Balance      Distribution    Balance     Distribution    Balance       Distribution
                                        -------------   ------------  -----------   ------------  -----------     ------------
 Assets:
 Cash and due from banks                  $    34,609         1.9%    $    28,373         1.8%    $    24,650         1.6%
 Interest bearing bank deposits                 3,902         0.2          13,835         0.9          13,642         0.9
 Investment securities - taxable                   --         0.0          13,375         0.8          12,093         0.8
 Investment securities - nontaxable                --         0.0           1,251         0.1              --          --
 Securities available for sale
   - taxable                                  221,860        12.5         246,937        15.6         304,922        20.3
 Securities available for sale
   - nontaxable                                84,673         4.8          72,468         4.6          64,511         4.3
 Loans, net (1)                             1,358,949        76.3       1,143,448        72.1       1,022,119        68.1
 Federal funds sold                            18,450         1.0          18,238         1.1          20,013         1.3
 Other assets                                  58,077         3.3          47,506         3.0          41,093         2.7
                                          -----------       -----     -----------       -----     -----------       -----
  Total                                   $ 1,780,545       100.0%    $ 1,585,431       100.0%    $ 1,503,043       100.0%
                                          ===========       =====     ===========       =====     ===========       =====

Liabilities and Shareholders' Equity
 Deposits:
  Demand (2)                              $   260,670        14.6%    $   189,807        12.0%    $   177,550        11.8%
  Savings                                     135,309         7.6         132,615         8.4         134,636         8.9
  Insured money market                         75,558         4.2          86,215         5.4          77,606         5.2
  Time                                        587,261        33.0         611,038        38.5         585,536        39.0
 Other borrowings                             433,399        24.4         283,167        17.9         218,815        14.6
 Other liabilities                             37,453         2.1          25,874         1.6          27,646         1.8
 Shareholders' equity                         250,895        14.1         256,715        16.2         281,254        18.7
                                          -----------       -----     -----------       -----     -----------       -----
  Total                                   $ 1,780,545       100.0%    $ 1,585,431       100.0%    $ 1,503,043       100.0%
                                          ===========       =====     ===========       =====     ===========       =====


(l)  Loans, net is net of unearned income and the allowance for loan losses.

(2)  Demand includes non-interest bearing and interest bearing demand deposits.

Securities Available for Sale

        The following table shows, as of December 31, 1998, 1997 and 1996, the carrying value of (i) U.S. Government obligations, (ii) U.S. Government agency obligations, (iii) mortgage-backed securities, (iv) state and municipal obligations, and (v) equity securities.

                                    Table 5
                         Securities Available for Sale


(Dollars in thousands)                                         December 31,
                                                  -------------------------------------
                                                    1998          1997          1996
                                                  ---------     ---------     ---------
U.S. government obligations                       $  10,205     $  22,333     $  39,095
U.S. government agency obligations                  154,653       120,739       125,844
Mortgage-backed securities                           36,200        59,548        67,711
State and municipal obligations                      97,435        85,532        72,050
Equity securities                                    33,306        27,413        21,125
                                                  ---------     ---------     ---------
                                                  $ 331,799     $ 315,565     $ 325,825
                                                  =========     =========     =========

Investment Securities Held to Maturity

        The following table shows, as of December 31, 1998, 1997 and 1996, the amortized cost (face amount, plus unamortized premiums, less unamortized discounts), of U.S. Government obligations, included in investment securities held to maturity.

                                    Table 6
                             Investment Securities
                                Held to Maturity


(Dollars in thousands)                              December 31,
                                         ---------------------------------
                                           1998         1997         1996
                                         -------      -------      -------
U.S. government obligations              $     -      $     -      $13,940
                                         -------      -------      -------
                                         $     -      $     -      $13,940
                                         =======      =======      =======

Securities Available for Sale - Maturities

         The following table indicates the carrying value of each significant securities available for sale category due within one year, after one year but within five years, after five years but within ten years, and after ten years, together with the weighted average yield for each range of maturities, as of December 31, 1998. Mortgage-backed securities are presented at their contractual maturity date. Actual maturities will differ from contractual maturities because borrowers have the right to pre-pay these obligations without pre-payment penalties. Yields are determined based on amortized cost. Yields are stated on a tax equivalent basis assuming a Federal income tax rate of 35% in 1998.



                                    Table 7
                         Securities Available for Sale
                            As of December 31, 1998
(Dollars in thousands)


                                                                             After Five
                            Due Within One       After One Year But           Years But
                                 Year            Within Five Years         Within Ten Years         After Ten Years
                         -------------------     ------------------      --------------------    ---------------------
                          Amount       Yield      Amount      Yield      Amount         Yield     Amount         Yield
                         --------      -----     --------     -----      --------       -----    ---------       -----
U.S. government
 obligations             $  4,027      7.45%     $  6,177      6.98%     $     --          --%   $      --          --%
U.S. government
 agency obligations         4,030      6.94        65,320      5.97        44,439        6.29       40,864        6.86
Mortgage-backed
 securities                    --        --           152      6.38           143        8.65       35,904        7.38
State & municipal
 obligations                  757      6.86        26,124      8.09        42,171        7.55       28,383        7.32
Equity securities          17,880      3.09            --        --            --          --       15,426        4.83
                         --------                --------                --------                ---------
 Total                   $ 26,694      4.44%     $ 97,773      6.60%     $ 86,753        6.91%   $ 120,577        6.86%
                         ========                ========                ========                =========



        As of December 31, 1998, there were no issues of securities available for sale (excluding U.S. government obligations and U.S. government agency obligations) which had carrying values that exceeded 10% of shareholders' equity of the Corporation.

        As of December 31, 1998, there were no investment securities classified as held to maturity.

Loan Portfolio

         The table below summarizes loans in the classifications indicated as of December 31, 1998, 1997, 1996, 1995, and 1994.

                                    Table 8
                           Loan Portfolio Composition


(Dollars in thousands)                                            December 31,
                                -------------------------------------------------------------------------------
                                    1998              1997             1996             1995             1994
                                -----------       -----------       -----------       ---------       ---------

Commercial, financial and
  agricultural                  $    94,425       $    80,675       $    63,686       $  66,944       $  61,054
Real estate - construction
  and development                   180,475           132,758           102,460          84,591          76,635
Real estate - mortgage            1,077,044           959,785           863,931         696,317         549,116
Installment                          70,732            88,546            92,567          79,888          74,096
                                -----------       -----------       -----------       ---------       ---------
Total loans                       1,422,676         1,261,764         1,122,644         927,740         760,901
                                -----------       -----------       -----------       ---------       ---------
Less - allowance for loan
  losses                            (15,554)          (15,263)          (14,140)        (13,552)        (13,144)
Unearned income                        (155)             (273)             (193)           (296)           (201)
                                -----------       -----------       -----------       ---------       ---------

Loans, net                      $ 1,406,967       $ 1,246,228       $ 1,108,311       $ 913,892       $ 747,556
                                ===========       ===========       ===========       =========       =========

Maturities and Sensitivities of Loans to Change in Interest Rates

         Set forth in the table below are the amounts of each loan type, except installment loans and real estate mortgage loans, due in one year, after one year through five years, and after five years, at December 31, 1998. This table excludes non-accrual loans.

                                    Table 9
                         Maturities and Sensitivity to
                            Change in Interest Rates


                                                 December 31, 1998
                             ---------------------------------------------------------
(Dollars in thousands)                         After l
                               l year       Year through      After
                              or less         5 Years        5 Years           Total
                             ---------      ------------     --------        ---------

Commercial, financial
  and agricultural           $  42,560        $ 45,114       $  6,751        $  94,425
Real estate
  construction and
  development                  118,706          50,497         11,272          180,475
                             ---------        --------       --------        ---------
  Total                      $ 161,266        $ 95,611       $ 18,023        $ 274,900
                             =========        ========       ========        =========


         The amounts of the above loans with a maturity over one year which have a predetermined interest rate or a floating or adjustable interest rate are as follows:


                                                          December 31, 1998
                                                          -----------------
(Dollars in thousands)

Predetermined interest rate                                   $ 77,398
Floating or adjustable interest rate                            36,236

Non-performing Loans

         Non-performing loans include non-accrual loans, restructured loans and accruing loans which are contractually 90 days or more past due.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Asset Quality" in the Corporation's 1998 Annual Report to Shareholders, incorporated herein by reference, for additional information.

Accruing Loans 90 Days or More Past Due

         The following table reflects the dollar amount of loans outstanding in each category and the amount and percentage of those accruing loans which are 90 days or more past due as of December 31, 1998, 1997, 1996, 1995, and 1994.

                                    Table 10
                    Accruing Loans 90 Days or More Past Due

                                         Accruing                       Percentage of
                                         Loans 90                       Such Loans to
                                         Days or        Gross           Gross Loans
(Dollars in thousands)                   More           Loans           Outstanding
                                         Past Due       Outstanding     By Category
                                         --------       -----------     -------------
December 31, 1998
  Commercial, financial and
   agricultural                          $    10        $    94,425         .01%
  Real estate - construction
   and development                           215            180,475         .12
  Real estate - mortgage                   1,916          1,077,044         .18
  Installment                                129             70,732         .18
                                         -------        -----------
   Total                                 $ 2,270        $ 1,422,676         .16%
                                         =======        ===========

December 31, 1997
  Commercial, financial and
   agricultural                          $   999        $    80,675        1.24%
  Real estate - construction
   and development                            33            132,758         .02
  Real estate - mortgage                     858            959,785         .09
   Installment                               219             88,546         .25
                                         -------        -----------
    Total                                $ 2,109        $ 1,261,764         .17%
                                         =======        ===========

December 31, 1996
  Commercial, financial and
   agricultural                          $    34        $    63,686         .05%
  Real estate - construction
   and development                            49            102,460         .05
  Real estate - mortgage                     469            863,931         .05
  Installment                                133             92,567         .14
                                         -------        -----------
   Total                                 $   685        $ 1,122,644         .06%
                                         =======        ===========

December 31, 1995
  Commercial, financial and
   agricultural                          $    27        $    66,944         .04%
  Real estate - construction
   and development                            47             84,591         .06
  Real Estate - mortgage                     163            696,317         .02
  Installment                                164             79,888         .21
                                         -------        -----------
   Total                                 $   401        $   927,740         .04%
                                         =======        ===========

Table 10 is continued on next page.

                    Accruing Loans 90 Days or More Past Due


                                         Accruing                      Percentage of
                                         Loans 90                      Such Loans to
                                         Days or        Gross          Gross Loans
(Dollars in thousands)                   More           Loans          Outstanding
                                         Past Due       Outstanding    By Category
                                         --------       -----------    -------------
December 31, 1994
  Commercial, financial and
   agricultural                          $   219        $    61,054       .36%
  Real estate - construction
   and development                            --             76,635        --
  Real estate - mortgage                   1,109            549,116       .20
  Installment                                224             74,096       .30
                                         -------        -----------
   Total                                 $ 1,552        $   760,901       .20%
                                         =======        ===========

Non-Accrual Loans and Restructured Loans

         The determination to discontinue the accrual of interest is based on a review of each loan. Interest is discontinued on loans 90 days past due as to principal or interest unless in management's opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. The table below summarizes the Corporation's non-accrual loans and restructured loans as of the dates indicated.

                                    Table 11
                       Non-accrual and Restructured Loans


                                                                  December 31,
                                            --------------------------------------------------------
                                              1998       1997       1996         1995         1994
                                            -------    -------     -------     --------     --------
(Dollars in thousands)

Non-accrual loans

Principal balance outstanding               $ 5,758    $ 6,119     $ 7,949     $ 10,497     $ 11,258
                                            =======    =======     =======     ========     ========
Interest income recorded during
  the year                                  $   103    $   317     $    94     $    267     $    386
Interest income that would have
  been recorded if the loans had
  been current and accruing                 $   436    $   701     $ 1,057     $  1,120     $  1,407

Restructured loans

Principal balance outstanding               $   577    $   587     $   643     $    825     $  2,747
                                            =======    =======     =======     ========     ========
Interest income recorded during
  the year                                  $    21    $    66     $    61     $     95     $    230
Interest income that would have
  been recorded if the loans had
  been current and accruing                 $    21    $    66     $    61     $     77     $    260

Summary of Loan Loss and Recovery Experience

         The table below presents certain data for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, including the following: (i) the average amount of net loans outstanding during the year, (ii) the allowance for loan losses at the beginning of the year, (iii) the provision for loan losses, (iv) loans charged off and recoveries of loans previously charged off presented by major loan categories, (v) loan charge-offs, net, (vi) the allowance for loan losses at the end of the year, (vii) the ratio of net charge-offs to average loans, (viii) the ratio of the allowance for loan losses to average loans and
(ix) the ratio of the allowance for loan losses to loans at year-end, excluding loans held for sale.


                                    Table 12
                  Summary of Loan Loss and Recovery Experience


(Dollars in thousands)                                          Years Ended December 31,
                                      ---------------------------------------------------------------------------
                                          1998            1997             1996            1995           1994
                                      -----------      -----------      -----------      ---------      ---------
Average loans, net of unearned
  income                              $ 1,358,949      $ 1,143,448      $ 1,022,119      $ 833,640      $ 758,639
                                      ===========      ===========      ===========      =========      =========
Allowance for loan losses:
  Beginning balance                   $    15,263      $    14,140      $    13,552      $  13,144      $  12,433

 Add provision for loan losses              2,376            2,684            1,481          2,328          1,591
                                      -----------      -----------      -----------      ---------      ---------
                                           17,639           16,824           15,033         15,472         14,024
                                      -----------      -----------      -----------      ---------      ---------
  Loan charge-offs:
   Commercial, financial and
     agricultural                             751              712              600          1,599            770
   Real estate - construction
     and development                          390               --               --            349            148
   Real estate - mortgage                     101              251              111            212            147
   Installment                              1,495            1,298            1,099            539            412
                                      -----------      -----------      -----------      ---------      ---------
                                            2,737            2,261            1,810          2,699          1,477
                                      -----------      -----------      -----------      ---------      ---------
  Recoveries of loans previously
   charged-off:
   Commercial, financial and
     agricultural                             285              135              654             58            272
   Real estate - construction
     and development                           76               --                3             25              1
   Real estate - mortgage                      --               44               27              3            190
   Installment                                291              252              233            693             63
                                      -----------      -----------      -----------      ---------      ---------
                                              652              431              917            779            526
                                      -----------      -----------      -----------      ---------      ---------
     Loan charge-offs, net                  2,085            1,830              893          1,920            951
                                      -----------      -----------      -----------      ---------      ---------
  Adjustment for merged banks                  --              269               --             --             71
                                      -----------      -----------      -----------      ---------      ---------
  Ending balance                      $    15,554      $    15,263      $    14,140      $  13,552      $  13,144
                                      ===========      ===========      ===========      =========      =========

Net charge-offs to average loans              .15%             .16%             .09%           .23%           .13%
Allowance for loan losses to
  gross loans at year-end                    1.09             1.20             1.25           1.45           1.64

         For a discussion of management's evaluation of the allowance for loan loss, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Performance - Provision for Loan Losses" and "Balance Sheet Analysis - Asset Quality" in the First Charter Corporation 1998 Annual Report to Shareholders, incorporated herein by reference.

Allowance for Loan Losses

         The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories (including pro rata share of unallocated reserves), the percentage of the allowance amount in each category to the total allowance and the percentage of the loans in each category to total loans as of December 31, 1998, 1997, 1996, 1995, and 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Performance - Provision for Loan Losses" and "- Balance Sheet Analysis - Asset Quality" in the First Charter Corporation 1998 Annual Report to Shareholders, incorporated herein by reference.

                                    Table 13
                           Allowance for Loan Losses


                                                                        Percentage of
(Dollars in thousands)                                   Percentage    Gross Loans in
                                           Allowance       of Total     Each Category
                                              Amount      Allowance    to Total Loans
                                           ---------     ----------    --------------

December 31, 1998

Type of Loan:
 Commercial, financial and
  agricultural                              $  2,085             13%                7%
 Real estate - construction and
  development                                  2,567             17                13
 Real estate - mortgage                       10,122             65                75
 Installment                                     780              5                 5
                                            --------            ---               ---
  Total                                     $ 15,554            100%              100%
                                            ========            ===               ===

December 31, 1997

Type of Loan:
 Commercial, financial and
  agricultural                              $  1,664             11%                6%
 Real estate - construction and
  development                                  2,421             16                11
 Real estate - mortgage                       10,028             66                76
 Installment                                   1,155              7                 7
                                            --------            ---               ---
  Total                                     $ 15,268            100%              100%
                                            ========            ===               ===

December 31, 1996

Type of Loan:
 Commercial, financial and
  agricultural                              $  1,329              9%                6%
 Real estate - construction and
  development                                  3,117             22                 9
 Real estate - mortgage                        8,869             63                77
 Installment                                     825              6                 8
                                            --------            ---               ---
  Total                                     $ 14,140            100%              100%
                                            ========            ===               ===



Table 13 is continued on next page.

                                    Table 13
                     Allowance for Loan Losses (Continued)


                                                                        Percentage of
(Dollars in thousands)                                   Percentage    Gross Loans in
                                           Allowance       of Total     Each Category
                                             Amount       Allowance    to Total Loans
                                           ---------     ----------    --------------

December 31, 1995

Type of Loan:
 Commercial, financial and
  agricultural                              $    936              7%                7%
 Real estate - construction and
  development                                  3,839             28                 9
 Real estate - mortgage                        7,851             58                75
 Installment                                     926              7                 9
                                            --------            ---               ---
 Total                                      $ 13,552            100%              100%
                                            ========            ===               ===

December 31, 1994

Type of Loan:
 Commercial, financial and
  agricultural                              $  1,516             12%                8%
 Real estate - construction and
  development                                  3,970             30                 9
 Real estate - mortgage                        6,608             50                73
 Installment                                   1,050              8                10
                                            --------            ---               ---
 Total                                      $ 13,144            100%              100%
                                            ========            ===               ===

Deposits

The Bank primarily serves individuals and small- to medium-sized businesses with a variety of deposit accounts, such as NOW accounts, money market accounts, certificates of deposit and individual retirement accounts. The following table presents average balances by category and average rates paid for the years ended December 31, 1998, 1997, and 1996. Average balances were calculated based on daily averages.

                                    Table 14
                                    Deposits


                                                                  As of December 31,
                             -------------------------------------------------------------------------------------------------
                                           1998                          1997                               1996
                             ------------------------------  -------------------------------    ------------------------------
                                                       Avg.                             Avg.                              Avg.
(Dollars in thousands)         Average    Interest     Rate    Average     Interest     Rate     Average     Interest     Rate
                               Balance    Expense      Paid    Balance      Expense     Paid     Balance     Expense      Paid
                             -----------  --------     ----  -----------   --------     ----    ---------    --------     ----
Non-interest bearing demand
 deposits                    $   125,178  $     --      --   $   116,990    $     --      --    $  88,820    $     --       --

Interest bearing deposits:
  Demand deposits                173,153     3,794     2.19      149,047       2,054     1.38%     97,181       2,016     2.07%
  Insured money markets           75,558     3,439     4.55       50,152       3,290     6.56      77,606       2,245     2.89
  Savings deposits               135,309     5,385     3.98      132,615       5,520     4.16     134,636       6,239     4.63
  Time deposits                  587,261    33,630     5.73      611,038      35,468     5.80     585,536      34,208     5.84
                             -----------  --------           -----------    --------            ---------    --------
   Total                         971,281    46,248               942,852      46,332              894,959    $ 44,708
                             -----------  --------           -----------    --------            ---------    --------

   Total deposits            $ 1,096,459  $ 46,248           $ 1,059,842    $ 46,332            $ 983,779    $ 44,708
                             ===========  ========           ===========    ========            =========    ========


As of December 31, 1998, domestic time deposits of $100,000 or more totaled $201,918,000, with the following maturities: $89,846,436, three months or less; $47,105,916, over three months through six months; $38,983,074, over six months through twelve months and $25,982,574, over one year.

Other Borrowings

         The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings for the years ended December 31, 1998, 1997 and 1996.

                                    Table 15
                                Other Borrowings


                                                      Interest                                            Maximum
                                       Balance        Rate                                 Avg.           Outstanding
(Dollars in thousands)                 as of          as of               Average          Int.           at Any
                                       Dec. 31        Dec. 31             Balance          Rate           Month-End
                                       ---------      --------            ---------        ----           -----------

         1998

Federal funds purchased,
  securities sold under
  agreements to purchase
  and FHLB borrowings                  $ 469,944         5.51%            $ 434,260         5.64%            $ 484,927
                                       =========                          =========                          =========


         1997

Federal funds purchased,
  securities sold under
  agreements to purchase
  and FHLB borrowings                  $ 350,079         5.59%            $ 283,167         5.88%            $ 413,789
                                       =========                          =========                          =========


         1996

Federal funds purchased,
  securities sold
  under agreements to
  repurchase and
  FHLB borrowings                      $ 309,895         6.07%            $ 218,948         5.84%            $ 259,036
                                       =========                          =========                          =========



         At December 31, 1998, the FCNB and Home Federal had two available lines of credit with the FHLB totaling $405,000,000 with approximately $345,000,000 outstanding. The outstanding amounts consisted of $202,152,000 maturing in 1999, $857,000 maturing in 2001, $102,000,000 maturing in 2002,
$13,500,000 maturing in 2003, $26,000,000 maturing in 2008, and $490,000 maturing in 2011. At December 31, 1998, such amounts were outstanding at market interest rates for the specific advance program and maturity. In addition, the FHLB requires banks to pledge collateral to secure the advances as described in the line of credit agreements. The collateral consists of FHLB stock and qualifying 1-4 family residential mortgage loans.

See also note 9 to Consolidated Financial Statements.

Return on Equity and Assets

         The table below indicates the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), dividend payout ratio (dividends declared divided by net income), and average equity to average assets ratio (average equity divided by average total assets) and other key operating data for the years ended December 31, 1998, 1997, and 1996. Averages are based on daily balances.

                                    Table 16
                          Return on Equity and Assets


                                                               December 31,
                                            ---------------------------------------------------
(Dollars in thousands                           1998                1997                1996
 except per share amounts)                  -----------         -----------         -----------

Net income                                  $     9,236         $    19,171         $    17,433
Average shareholders' equity                    250,895             256,715             281,254
Average total assets                          1,780,545           1,585,431           1,503,043
Dividends per share (1)                            0.61                0.53                0.50
Basic net income per share                         0.51                1.06                0.95
Diluted net income per share                       0.50                1.03                0.94

Return on average assets                           0.52%               1.21%               1.16%
Return on average equity                           3.68                7.47                6.20
Dividend payout ratio (1)                        119.61*              50.00*              52.63*
Average equity to average assets ratio            14.09               16.19               18.71

*Excludes HFNC Financial information for comparison purposes.

(1) Computed using the Corporation's historical dividends declared per share. Dividends declared per share were $0.61 per share, $0.53 per share and $0.50 per share for the years ended December 31, 1998, 1997 and 1996, respectively. Dividends declared per share by HFNC were $0.24, $5.28 per share and $0.12 per share for the years ended December 31, 1998, 1997 and 1996, as adjusted to conform to the Corporation's December 31 fiscal year. Dividends declared per share by HFNC in the year ended December 31, 1997 includes a special distribution of $5.00 per share to HFNC shareholders, substantially all of which was deemed to be a return of capital to shareholders.

Item 2. Properties

         The corporate and accounting offices of the Corporation are located in various leased facilities in Concord, North Carolina.

         The main office of FCNB is located in a facility the bank owns in Concord, North Carolina, while the operations and data processing departments of FCNB are currently located in another fully-owned facility in Concord, North Carolina.

         In addition to its main office, FCNB has thirty full service branches and two limited service facilities in the following North Carolina locations:


                  Boiling Springs                               Concord - Wilmar(1)
                  Cornelius (1)                                 Concord - Hwy. 29
                  Forest City (1)                               Concord - Branchview (1) (2) (3)
                  Huntersville (1)(2)                           Concord - Southbranch (1)(3)
                  Harrisburg (1)                                Kannapolis (1)
                  Midland (1)                                   Landis (1)
                  Oakdale (1)                                   Mt. Pleasant
                  Indian Trail (1)(2)                           Skyway Drive (2)
                  Waxhaw (1)                                    Matthews (1)
                  Monroe (1)                                    Mint Hill (1)
                  Shelby (1)                                    Davidson
                  Kings Mountain                                Cornelius (1)
                  Charlotte - Uptown (1)                        Charlotte - Carmel (1)
                  Charlotte - Cotswold (1)                      Charlotte - Eastland (1)
                  Charlotte - Park Road (1)(2)                  Charlotte - SouthPark (1)(2)
                  Charlotte - University (1)                    Charlotte - Fairview (1)

                  --------------------------------------------------------------
                  (1)      Branch maintains an ATM on site
                  (2)      Facility is leased.
                  (3)      Limited service facility

         In addition to the above-noted ATMs, FCNB owns fourteen remote ATMs in various convenience-style locations in Cabarrus, northeast Mecklenburg and Cleveland counties of North Carolina.

         FCNB also owns two separate properties in northeast Mecklenburg County for future branch expansion. Both properties could accommodate full service branches with drive-in teller facilities, if desired.

         The Corporation's mortgage loan department is located in a fully-owned building in the SouthPark area of Charlotte, North Carolina.


Item 3.  Legal Proceedings

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

        In December 1996, Home Federal filed a suit against the borrower and his company and against the borrower's wife, daughters, and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets, which may be used to satisfy a portion of the judgments obtained in favor of Home Federal prior to litigation. The borrower's wife filed a counterclaim against Home Federal alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to Home Federal for application on a debt owed by one of her husband's corporations, claiming that officers of Home Federal promised to resume making loans to her husband's corporation after the payment. Home Federal and its officers vigorously deny all of her allegations. Home Federal filed a motion for summary judgment and dismissal of the counterclaim. The motion for summary judgment was heard in the Superior Court division of the Mecklenburg County General Court of Justice in April 1998; however, an order has not been entered. In June 1998, Home Federal removed this case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the defendant was the debtor in a pending bankruptcy case. Home Federal believes it has strong defenses to the defendant's counterclaim.

         In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of Home Federal and against an officer of another financial institution. The action was removed from the state court to the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action in the Superior Court of Mecklenburg County, North Carolina against the two executive officers of Home Federal and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of Home Federal. Plaintiffs claim actual damages, treble damages, and punitive damages together with interest, attorneys' fees, and other costs. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. The action pending in the bankruptcy court has been stayed. All defendants filed motions for summary judgment in the state court action, which were granted, and that lawsuit was dismissed in January 1998 by the Superior Court of Mecklenburg County. The plaintiff appealed the order granting summary judgment to the North Carolina Court of Appeals. In July 1998, the defendants removed the state court case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the plaintiff was a debtor in a pending bankruptcy case. As a result of the removal, the North Carolina Court of Appeals entered an order staying further proceedings in the North Carolina Court of Appeals in August 1998. Home Federal has agreed to indemnify both of its officers with respect to costs, expense, and liability which might arise in connection with both of these cases.

         In July 1997, the above borrower and affiliated companies filed an additional action against HFNC, Home Federal, and the other financial institution referred to in the paragraph above, alleging that previous judgments in favor of Home Federal and the other financial institution obtained in prior litigation were obtained by the perpetration of fraud on the Bankruptcy Court, U.S. District Court, and the Fourth Circuit Court of Appeals. The plaintiffs are seeking to have the judgments set aside on that basis. All defendants filed motions for summary judgment and dismissal, which were granted, and the lawsuit was dismissed on September 24, 1998. The borrower, individually, has appealed the Order dismissing the lawsuit to the Fourth Circuit Court of Appeals. That appeal is pending.

         Management continues to deny any liability in the above-described cases and continues to vigorously defend against the claims. However, there can be no assurance of the ultimate outcome of the litigation, or the range of potential loss, if any.

         The Corporation and the Bank are defendants in certain other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters is not expected to have a material adverse effect on the consolidated operations, liquidity or financial position of the Corporation or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

         A special meeting of the shareholders of the Registrant was held on September 29, 1998 (the "Corporation Special Meeting"). One purpose of the meeting was to consider and vote upon a proposal to approve the Amended and Restated Agreement and Plan of Merger, dated as of May 17, 1998, and amended and restated as of July 29, 1998, by and between the Corporation and HFNC, pursuant to which HFNC would merge with and into the Corporation. This motion was adopted by a vote of the majority of the Corporation's issued and outstanding common stock entitled to vote at the meeting, as follows:


         For:                               6,871,440
         Against:                              30,020
         Abstained:                            19,320
         Broker Non Votes:                    787,439

         An additional purpose of the Corporation Special Meeting was to consider and vote upon a proposal to approve an amendment to the Corporation's Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Corporation's common stock from 25,000,000 to 50,000,000. This motion was adopted by a vote of the majority of the votes cast by shareholders of the Registrant, as follows:


         For:                               7,545,294
         Against:                             110,422
         Abstained:                            52,504
         Broker Non Votes:                          0

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


Name                                   Age     Office and Position - Year Elected
----                                   ---     ----------------------------------

Lawrence M. Kimbrough                   58   President and Chief Executive Officer    1986 - Present
                                                of the Registrant and FCNB

Robert O. Bratton                       50   Executive Vice President, Chief          1983 - Present
                                                Operating Officer and Chief
                                                Financial Officer of the
                                                Registrant and FCNB
                                             Vice President of Union                  1996 - 1998

Robert E. James, Jr.                    48   Group Executive Vice President -         1999 - Present
                                                Sales of FCNB
                                             Executive Vice President of the          1999 - Present
                                                Registrant
                                             Group Executive: Market Planning         1996 - 1998
                                                and Customer Development,
                                                Centura Bank
                                             Executive Vice President for             1994 - 1996
                                                Metro Markets, Centura Bank

Robert G. Fox, Jr.                      49   Executive Vice President                 1993 - Present
                                                of the Registrant and FCNB and
                                                Credit Administrator of FCNB
                                             Vice President of Union                  1996 - 1998
                                             Senior Vice President and                1989 - 1993
                                                Senior Credit Officer
                                               Barclays Bank of NC


Edward B. McConnell                     52     Executive Vice President of the
                                                 Registrant and FCNB                    1996 - Present
                                               Vice President of Union                  1996 - 1998
                                               Senior Vice President, FCNB              1995 - 1996
                                               Senior Vice President, First Union       1994 - 1995
                                               President, Crown National Bank           1993 - 1994

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters

         The information called for by Item 5 with respect to the market price of and dividends on the Registrant's Common Stock is set forth on the inside back cover of the Corporation's 1998 Annual Report to Shareholders (included herewith as Exhibit 13.1) under the caption "Stock Information and Dividends" and is hereby incorporated by reference.

         The Registrant periodically issues unregistered shares of its Common Stock to key employees pursuant to the exercise of options granted under its Comprehensive Stock Option Plan pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1993, as amended. During the year ended December 31, 1998, the Registrant issued the following shares pursuant to such option exercises:

         On January 22, 1998, the Registrant issued 200 shares for an aggregate of $2,454.

         On February 3, 1998, the Registrant issued 1,856 shares for an aggregate of $14,036.

         On February 6, 1998, the Registrant issued 3,372 shares for an aggregate of $28,956.

         On April 16, 1998, the Registrant issued 100 shares for an aggregate of $1,226.

         On April 22, 1998, the Registrant issued 100 shares for an aggregate of $1,885.

Item 6.  Selected Financial Data

         The information called for by Item 6 is set forth on page 1 of the Corporation's 1998 Annual Report to Shareholders (included herein as Exhibit 13.l) under the caption "Selected Consolidated Financial Data" and is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information called for by Item 7 is set forth on pages 40 through 57 of the Corporation's 1998 Annual Report to Shareholders (included herein as
Exhibit 13.1) under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information called for by Item 7A is set forth on pages 42 and 43 of the Corporation's 1998 Annual Report to Shareholders (included herein as
Exhibit 13.1) under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations and Financial Condition" and is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         The information called for by Item 8 is set forth on pages 9 through 39 of the Corporation's 1998 Annual Report to Shareholders (included herein as
Exhibit 13.1) and is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information called for by Item 10 with respect to directors and
Section 16 matters is set forth in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Election of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

Item 11. Executive Compensation

         The information called for by Item 11 is set forth in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Election of Directors - Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," respectively, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information called for by Item 12 is set forth in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Principal Shareholders" and "Management Ownership of Common Stock," respectively, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

         The information called for by Item 13 is set forth in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is hereby incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      (l)      Financial Statements.

         The following financial statements, together with a report thereon of independent certified public accountants, are included in this report by incorporation by reference to the Corporation's 1998 Annual Report to Shareholders (included herein as Exhibit 13.1) as set forth in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets, December 31, 1998 and 1997

         Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules.

         Financial statement schedules, for which provision for filing is made in the applicable accounting regulations of the Securities and Exchange Commission for bank holding companies, are omitted because the required information is not applicable or is included elsewhere herein.

         (3)      Exhibits.


Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)                Description of Exhibits
---------------                -----------------------
      3.1                      Amended and Restated Articles of Incorporation of
                               the Registrant, incorporated herein by reference
                               to Exhibit 3.1 of the Registrant's 10-Q for the
                               quarter ended September 30, 1998 (Commission
                               File No. 0-15829).

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

    10.2 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 28.1 of the Registrant's Registration Statement No.
                           333-60641, dated August 8, 1998.

   *10.3                   Executive Incentive Bonus Plan.

   *10.4 Change in Control Agreement dated November 16, 1994 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1994 (Commission File No.
                           0-15829.)

   *10.5 Change in Control Agreement dated November 16, 1994 for Robert O. Bratton incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1994 (Commission File No.
                           0-15829.)

   *10.6 Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr. incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

   *10.7                   Amended and Restated Employment Agreement between
                           First Charter National Bank and John J. Godbold, Jr.
                           dated as of December 22, 1997, incorporated herein by reference to Exhibit 10.8 of the Registrant's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1997 (Commission File No. 0-15829.)

   *10.8 Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant's
                           Registration Statement No. 333-60949, dated July 10,
                           1995.

    10.9 The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant's Registration
                           Statement No. 333-54019, dated May 29, 1998.

   *10.10                  The First Charter Corporation Comprehensive Stock
                           Option Plan, incorporated herein by reference to the Registrant's Registration Statement No. 333-54021, dated May 29, 1998.

   *10.11 The Stock Option Plan for Non-employee Directors, incorporated herein by reference to the Registrant's
                           Registration Statement No. 333-54023, dated May 29,
                           1998.

   *10.12                  The Home Federal Savings and Loan Employee Stock
                           Ownership Plan, incorporated herein by reference to the Registrant's Registration Statement No.
                           333-71495, dated January 29, 1999.

   *10.13 The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant's
                           Registration Statement No. 333-71497, dated February
                           1, 1999.


Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)            Description of Exhibits
---------------            -----------------------
    10.14                  Amended and Restated Agreement and Plan of Merger
                           between the Registrant and HFNC Financial Corp.
                           dated as of May 17, 1998 and Amended and Restated as
                           of July 29, 1998, incorporated herein by reference
                           to Appendix A of the Registrant's Registration
                           Statement No. 333-60449 filed July 31, 1998, amended
                           August 10, 1998.

    10.15                  Stock Option Agreement between the Registrant and
                           Carolina State Bank dated June 30, 1997, incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed
                           July 2, 1997 (Commission File No. 0-15829).

   *10.16 Employment Agreement dated as of January 20, 1993, as amended as of August 31, 1995, between Bank of Union and H. Clark Goodwin, incorporated herein by reference to Exhibit 10.12 of the Registrant's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1995 (Commission File No. 0-15829).

   *10.17 Change in Control Agreement dated October 16, 1996 for Edward B. McConnell, incorporated herein by reference to Exhibit 10.13 of the Registrant's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1996 (Commission File No.
                           0-15829).

    10.18 1998 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant's Registration Statement No. 333-43617 filed December 31, 1997.


   *10.19 Amended and Restated Salary Continuation Agreement between First Charter National Bank and John J.
                           Godbold, Jr. dated as of December 22, 1997, incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No.
                           0-15829.)

    11.1 Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements included in the First Charter Corporation Annual
                           Report to its shareholders for the year ended
                           December 31, 1998.

    13.1 First Charter Corporation Annual Report to its shareholders for the year ended December 31, 1998.
                           Such Annual Report to its shareholders, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.

    21.1                   List of subsidiaries of the Registrant.

    23.1                   Consent of KPMG LLP.

    27.1                   Financial Data Schedule (for SEC use only).

* Indicates a management contract or compensatory plan required to be filed herein.

(b)      Reports on Form 8-K.

         On December 2, 1998, the Registrant filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof to announce the unaudited financial information for the one month ended October, 31, 1998 and 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST CHARTER CORPORATION
                                              (Registrant)


                                     By: /s/ Lawrence M. Kimbrough
                                        ---------------------------------------
                                         Lawrence M. Kimbrough, President

                                     Date: March 19, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                           Title                                              Date
         ---------                           -----                                              ----

/s/ Lawrence M. Kimbrough               President and Director                                  March 19, 1999
--------------------------              (Principal Executive
  (Lawrence M. Kimbrough)               Officer)


/s/ J. Roy Davis, Jr.                   Chairman of the Board                                   March 19, 1999
--------------------------              and Director
  (J. Roy Davis, Jr.)


--------------------------              Vice Chairman of the
  (Michael R. Coltrane)                 Board and Director


/s/ Robert O. Bratton                   Executive Vice President                                March 19, 1999
--------------------------              (Principal Financial and
(Robert O. Bratton)                     Principal Accounting Officer)



--------------------------              Director
  (William R. Black)


/s/ Ray W. Bradley, Jr.                 Director                                                March 19, 1999
--------------------------
  (Ray W. Bradley, Jr.)


/s/ T. Carl Dedmon                      Director                                                March 19, 1999
--------------------------
  (T. Carl Dedmon)


--------------------------              Director
  (John J. Godbold, Jr.)


/s/ Charles F. Harry, III               Director                                                March 19, 1999
--------------------------
  (Charles F. Harry, III)


/s/ Frank H. Hawfield                   Director                                                March 19, 1999
--------------------------
  (Frank H. Hawfield)


/s/ J. Knox Hillman, Jr.                Director                                                March 19, 1999
--------------------------
  (J. Knox Hillman, Jr.)

/s/ Joe M. Logan                        Director                                                March 19, 1999
--------------------------
  (Joe M. Logan)

/s/ John M. McCaskill                   Director                                                March 19, 1999
--------------------------
  (John M. McCaskill)




Signature                               Title                                                   Date
---------                               -----                                                   ----


/s/ Jerry E. McGee                      Director                                                March 19, 1999
--------------------------
  (Jerry E. McGee)


/s/ Hugh H. Morrison                    Director                                                March 19, 1999
--------------------------
  (Hugh H. Morrison)


/s/ Thomas R. Revels                    Director                                                March 19, 1999
--------------------------
  (Thomas R. Revels)


/s/ W. E. Royal                         Director                                                March 19, 1999
--------------------------
  (W. E. Royal)

                                 Exhibit Index


Exhibit No.
(per Exhibit
Table in
Item 601 of                                                                                           Sequential
Regulation S-K)            Description of Exhibits                                                    Page No
---------------            -----------------------                                                    ----------

     3.1                   Amended and Restated Articles of Incorporation
                           of the Registrant, incorporated herein by reference to
                           Exhibit 3.1 of the Registrant's 10-Q for the quarter ended
                           September 30, 1998 (Commission File No. 0-15829).

     3.2                   By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1995 (Commission File No. 0-15829).

    10.1                   Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on
                           Form 10-K for the fiscal year ended December 31,
                           1992 (Commission File No. 0-15829).

    10.2                   Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 28.1 of the
                           Registrant's Registration Statement No. 333-60641,
                           dated August 8, 1998.

   *10.3                   Executive Incentive Bonus Plan.

   *10.4                   Change in Control Agreement dated November 16, 1994 for Lawrence
                           M. Kimbrough, incorporated herein by reference to
                           Exhibit 10.5 of the Registrant's Annual Report on
                           Form 10-K for the year ended December 31, 1994
                           (Commission File No. 0-15829.)

   *10.5                   Change in Control Agreement dated November 16, 1994 for Robert
                           O. Bratton incorporated herein by reference to
                           Exhibit 10.6 of the Registrant's Annual Report on
                           Form 10-K for the year ended December 31, 1994
                           (Commission File No. 0-15829.)

   *10.6 Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr. incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

   *10.7                   Amended and Restated Employment Agreement between First
                           Charter National Bank and John J. Godbold, Jr. dated
                           as of December 22, 1997, incorporated herein by reference to
                           Exhibit 10.8 of the Registrant's Annual Report on Form 10-K
                           for the year ended December 31, 1997 (Commission File No. 0-15829).

   *10.8 Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant's
                           Registration Statement No. 333-60949, dated July 10,
                           1995.

    10.9                   The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant's Registration
                           Statement No. 333-54019, dated May 29, 1998.


Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)            Description of Exhibits
---------------            -----------------------
   *10.10                  The First Charter Corporation Comprehensive
                           Stock Option Plan, incorporated herein by reference
                           to the Registrant's Registration Statement No.
                           333-54021, dated May 29, 1998.

   *10.11 The Stock Option Plan for Non-employee Directors, incorporated herein by reference to the Registrant's
                           Registration Statement No. 333-54023, dated May 29,
                           1998.

   *10.12                  The Home Federal Savings and Loan Employee Stock
                           Ownership Plan, incorporated herein by reference to the Registrant's Registration Statement No.
                           333-71495, dated January 29, 1999.

   *10.13                  The HFNC Financial Corp. Stock Option Plan, incorporated
                           herein by reference to the Registrant's Registration
                           Statement No. 333-71497, dated February 1, 1999.

    10.14 Amended and Restated Agreement and Plan of Merger between the Registrant and HFNC Financial Corp.
                           dated as of May 17, 1998 and Amended and Restated as of July 29, 1998, incorporated herein by reference to Appendix A of the Registrant's Registration
                           Statement No. 333-60449 filed July 31, 1998, amended
                           August 10, 1998.

    10.15                  Stock Option Agreement between the Registrant and Carolina
                           State Bank dated June 30, 1997, incorporated herein
                           by reference to Exhibit 99.2 of the Registrant's
                           Current Report on Form 8-K filed July 2, 1997
                           (Commission File No. 0-15829).

   *10.16                  Employment Agreement dated as of January 20,
                           1993, as amended as of August 31, 1995, between Bank of Union and H. Clark Goodwin, incorporated herein by reference to Exhibit 10.12 of the Registrant's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1995 (Commission File No. 0-15829).

   *10.17                  Change in Control Agreement dated October 16,
                           1996 for Edward B. McConnell, incorporated herein by reference to Exhibit 10.13 of the Registrant's
                           Annual Report on Form 10-K for the year-ended
                           December 31, 1996 (Commission File No. 0-15829).

    10.18                  1998 Employee Stock Purchase Plan, incorporated herein by
                           reference to Exhibit 99.1 of the Registrant's
                           Registration Statement No. 333-43617 filed December
                           31, 1997.


Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)            Description of Exhibits
---------------            -----------------------

   *10.19 Amended and Restated Salary Continuation Agreement between First Charter National Bank and John J.
                           Godbold, Jr. dated as of December 22, 1997, incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission
                           File No. 0-15829.)

     11.1 Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements included in the First Charter Corporation Annual Report to its shareholders for the year ended December 31, 1998.

     13.1 First Charter Corporation Annual Report to its shareholders for the year ended December 31, 1998.
                           Such Annual Report to its shareholders, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.

     21.1                  List of subsidiaries of the Registrant.

     23.1                  Consent of KPMG LLP.

     27.1                  Financial Data Schedule (for SEC use only).

* Indicates a management contract or compensatory plan required to be filed herein.