Form 10-K/A
period 1998-12-31
FIRST CHARTER CORP /NC/
filed 1999-03-25
CIK 717306

                                  FORM 10-K/A-1

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

           FORM 10-K/A-1 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS
                                     PART I


                                                              Page
                                                              ----

Item 1.   Business......................................        1

                                     Part I


         Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed effective March 22, 1999, is amended as follows:


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


                                    Table 1
               Average Balances and Net Interest Income Analysis



                                              1998                            1997                             1996
                                -------------------------------- -------------------------------- --------------------------------
(Dollars in thousands)                      Interest   Average              Interest   Average                Interest    Average
                                 Average    Income/  Yield/Rate   Average    Income/  Yield/Rate   Average    Income/  Yield/Rate
                                 Balance    Expense    Paid       Balance    Expense    Paid       Balance    Expense     Paid
                                -------------------------------------------------------------------------------------------------
Interest earning assets:
Loans  (1) (2) (3)              $ 1,358,949  $ 116,777  8.59%    $ 1,143,448  $ 100,921  8.83%    $ 1,022,119  $  90,545  8.86%
Securities available for
   sale - taxable                   221,860     14,591  6.58         246,937     15,717  6.36         304,922     19,721  6.47
Securities available for
   sale - nontaxable (4)             84,673      6,640  7.84          72,468      5,754  7.94          64,511      5,214  8.08
Investment securities held
   to maturity - taxable                 --         --    --          13,375        766  5.73          12,093        707  5.85
Investment securities held
   to maturity - nontaxable(4)           --         --    --           1,251         83  6.63              --         --
Federal funds sold                   18,450      1,042  5.65          18,238      1,012  5.55          20,013      1,102  5.51
Interest-bearing bank
   deposits                           3,902        185  4.74          13,835        795  5.75          13,642        908  6.66
                                -----------  ---------           -----------  ---------           -----------  ---------
      Total                     $ 1,687,834  $ 139,235  8.25%    $ 1,509,552  $ 125,048  8.29%    $ 1,437,300  $ 118,197  8.22%
                                ===========  =========           ===========  =========           ===========  =========
Interest bearing liabilities:
   Demand deposits              $   173,153  $   3,794  2.19%    $   128,703  $   2,054  1.60%    $    97,181  $   2,016  2.07%
   Money market accounts             75,558      3,439  4.55          70,496      3,290  4.67          77,606      2,245  2.89
   Savings deposits                 135,309      5,387  3.98         132,615      5,520  4.16         134,636      6,239  4.63
   Other time deposits              587,261     33,520  5.71         611,038     35,468  5.80         585,536     34,208  5.84
   Other borrowings                 433,399     24,482  5.65         283,167     16,495  5.83         218,815     12,708  5.81
                                -----------  ---------           -----------  ---------           -----------  ---------
      Total                     $ 1,404,680  $  70,622  5.03%    $ 1,226,019  $  62,827  5.12%    $ 1,113,774  $  57,416  5.16%
                                ===========  =========           ===========  =========           ===========  =========
Net interest income and
   spread                                    $  68,613  3.22%                 $  62,221  3.17%                 $  60,781  3.06%
                                             =========                        =========                        =========
Net yield on interest
   earning assets (5)                                   4.07%                            4.12%                            4.23%

(1) Includes loan fees of approximately $3,482,000 in 1998, $2,375,000 in 1997 and $2,307,000 in 1996.

(2) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.

(3)      Loans are shown net of unearned income.


(4) Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a Federal tax rate of 35% for 1998, 1997 and 1996. The adjustments made to convert to a fully taxable equivalent basis were $2,324,000 for 1998, $2,043,000 for 1997, and
         $1,826,000 for 1996.


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

                                    Table 2
                       Volume and Rate Variance Analysis




(Dollars in thousands)                  From Dec. 31, 1997 to Dec. 31, 1998              From Dec. 31, 1996 to Dec. 31, 1997
                                    -------------------------------------------      ------------------------------------------
                                                Increase (Decrease)                              Increase (Decrease)
                                                 Due to Change in                                 Due to Change in
                                    --------------------------------------------     ------------------------------------------
                                     Rate/                                Total       Rate/                               Total
                                    Volume        Rate       Volume       Change     Volume      Rate       Volume       Change
                                    ------     -------     --------     --------     ------     -----     --------     --------

Interest income:
 Loans                               $(502)    $(2,913)    $ 18,769     $ 15,856       $(39)    $(352)    $ 10,728     $ 10,376
 Securities available for
        sale - taxable                 (53)        497       (1,623)      (1,126)        60      (284)      (3,721)      (4,005)
 Securities available for
        sale - non-taxable             (12)        (77)         963          886        (11)      (97)         637          540
 Investment securities held to
        maturity - taxable             766        (383)        (383)        (766)        (2)      (15)          74           59
 Investment securities held to
        maturity - nontaxable           83         (41)         (42)         (83)        83        42           42           84
                                     -----     -------     --------     --------       ----     -----     --------     --------
 Total securities                      784          (4)      (1,085)      (1,089)       130      (354)      (2,968)      (3,322)
 Federal funds sold                      0          18           12           30         (1)        8          (98)         (90)
 Interest bearing bank deposits        100         (89)        (521)        (610)        (2)     (125)          12         (113)
                                     -----     -------     --------     --------       ----     -----     --------     --------
 Total interest income                 382      (2,988)      17,175       14,187         88      (823)       7,674        6,851
                                     -----     -------     --------     --------       ----     -----     --------     --------

Interest expense:
 Demand deposits                       265         898          842        1,740       (151)     (540)         578           38
 Money market accounts                  (6)        (84)         233          149       (126)     1314         (269)        1,045
 Savings deposits                       (5)       (243)         110         (133)        10      (630)         (89)        (719)
 Other time deposits                    23        (579)      (1,369)      (1,948)       (10)     (225)       1,485        1,260
 Other borrowings                     (265)       (632)       8,619        7,987         11        44        3,743        3,787
                                     -----     -------     --------     --------       ----     -----     --------     --------
Total interest expense                  12        (640)       8,435        7,795       (266)      (38)       5,449        5,411
                                     -----     -------     --------     --------       ----     -----     --------     --------
 Net interest income                 $ 370     $(2,348)     $ 8,740     $  6,392      $ 354     $(785)    $  2,225     $  1,440
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


                                    Table 12
                  Summary of Loan Loss and Recovery Experience


(Dollars in thousands)                                          Years Ended December 31,
                                      ---------------------------------------------------------------------------
                                          1998            1997             1996            1995           1994
                                      -----------      -----------      -----------      ---------      ---------
Average loans, net of unearned
  income                              $ 1,358,949      $ 1,143,448      $ 1,022,119      $ 841,560      $ 758,635
                                      ===========      ===========      ===========      =========      =========
Allowance for loan losses:
  Beginning balance                   $    15,263      $    14,140      $    13,552      $  13,144      $  12,433

 Add provision for loan losses              2,376            2,684            1,481          2,328          1,591
                                      -----------      -----------      -----------      ---------      ---------
                                           17,639           16,824           15,033         15,472         14,024
                                      -----------      -----------      -----------      ---------      ---------
  Loan charge-offs:
   Commercial, financial and
     agricultural                             751              712              600          1,599            770
   Real estate - construction
     and development                          390               --               --            349            148
   Real estate - mortgage                     101              251              111            212            147
   Installment                              1,495            1,298            1,099            539            412
                                      -----------      -----------      -----------      ---------      ---------
                                            2,737            2,261            1,810          2,699          1,477
                                      -----------      -----------      -----------      ---------      ---------
  Recoveries of loans previously
   charged-off:
   Commercial, financial and
     agricultural                             285              135              654             58            272
   Real estate - construction
     and development                           76               --                3             25              1
   Real estate - mortgage                      --               44               27              3            190
   Installment                                291              252              233            693             63
                                      -----------      -----------      -----------      ---------      ---------
                                              652              431              917            779            526
                                      -----------      -----------      -----------      ---------      ---------
     Loan charge-offs, net                  2,085            1,830              893          1,920            951
                                      -----------      -----------      -----------      ---------      ---------
  Adjustment for merged banks                  --              269               --             --             71
                                      -----------      -----------      -----------      ---------      ---------
  Ending balance                      $    15,554      $    15,263      $    14,140      $  13,552      $  13,144
                                      ===========      ===========      ===========      =========      =========

Net charge-offs to average loans              .15%             .16%             .09%           .23%           .13%
Allowance for loan losses to
  gross loans at year-end                    1.09             1.20             1.25           1.45           1.73


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

                                    Table 14
                                    Deposits


                                                                  As of December 31,
                             -------------------------------------------------------------------------------------------------
                                           1998                          1997                               1996
                             ------------------------------  -------------------------------    ------------------------------
                                                       Avg.                             Avg.                              Avg.
(Dollars in thousands)         Average    Interest     Rate    Average     Interest     Rate     Average     Interest     Rate
                               Balance    Expense      Paid    Balance      Expense     Paid     Balance     Expense      Paid
                             -----------  --------     ----  -----------   --------     ----    ---------    --------     ----
Non-interest bearing demand
 deposits                    $   125,178  $     --      --   $   116,990    $     --      --    $  88,820    $     --       --

Interest bearing deposits:
  Demand deposits                173,153     3,794     2.19      128,703       2,054     1.60%     97,181       2,016     2.07%
  Insured money markets           75,558     3,439     4.55       70,496       3,290     4.67      77,606       2,245     2.89
  Savings deposits               135,309     5,387     3.98      132,615       5,520     4.16     134,636       6,239     4.63
  Time deposits                  587,261    33,520     5.71      611,038      35,468     5.80     585,536      34,208     5.84
                             -----------  --------           -----------    --------            ---------    --------
   Total                         971,281    46,140               942,852      46,332              894,959    $ 44,708
                             -----------  --------           -----------    --------            ---------    --------

   Total deposits            $ 1,096,459  $ 46,140           $ 1,059,842    $ 46,332            $ 983,779    $ 44,708
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

                                   SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             FIRST CHARTER CORPORATION
                                             Registrant

                                             By: /s/ ROBERT O. BRATTON
Date: March 24, 1999                             Robert O. Bratton
                                                 Executive Vice President
                                                   and Chief Financial Officer