Form 10-Q
period 1999-03-31
FIRST CHARTER CORP /NC/
filed 1999-04-27
CIK 717306

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number                               0-15829
                       -------------------------------------------------------

                           FIRST CHARTER CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       North Carolina                                    56-1355866
-------------------------------------        ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

      22 Union Street, North, Concord, North Carolina             28025
------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

      (704) 786-3300
------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)

      N/A
------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X           No
             -----            -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No
                          -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         18,556,335 shares of Common Stock, no par value, outstanding as of April 23, 1999.

                   First Charter Corporation and Subsidiaries
                          Consolidated Balance Sheets


                                                                                        March 31,      December 31,
                                                                                            1999              1998
(Dollars in thousands)                                                                (Unaudited)
------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks ...................................................          $    47,514       $    41,884
Federal funds sold ........................................................                   --             6,402
Interest bearing bank deposits ............................................                2,211            11,713
Securities available for sale .............................................              322,695           331,799
Loans .....................................................................            1,475,632         1,422,676
     Less: Unearned income ................................................                 (148)             (155)
           Allowance for loan losses ......................................              (16,394)          (15,554)
                                                                                     -----------------------------
     Loans, net ...........................................................            1,459,090         1,406,967
                                                                                     -----------------------------
Premises and equipment, net ...............................................               31,076            30,603
Other assets ..............................................................               29,362            34,989
                                                                                     -----------------------------
         Total assets .....................................................          $ 1,891,948       $ 1,864,357
                                                                                     =============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits, domestic:
         Noninterest bearing demand .......................................          $   116,231       $   119,519
         Interest bearing .................................................            1,003,391         1,003,516
                                                                                     -----------------------------
              Total deposits ..............................................            1,119,622         1,123,035
Other borrowings ..........................................................              496,762           469,944
Other liabilities .........................................................               26,809            25,406
                                                                                     -----------------------------
         Total liabilities ................................................            1,643,193         1,618,385
                                                                                     =============================

Shareholders' equity:
Common stock - no par value; authorized 50,000,000 shares, issued and outstanding 18,556,335 shares at 3/31/99 and
       18,442,202 shares at 12/31/98 ......................................              123,127           121,416
 Retained earnings ........................................................              121,134           118,078
 Accumulated other comprehensive income:
     Unrealized gain on securities available for sale, net ................                4,494             6,478
                                                                                     -----------------------------
         Total shareholders' equity .......................................              248,755           245,972
                                                                                     -----------------------------
         Total liabilities and shareholders' equity .......................          $ 1,891,948       $ 1,864,357
                                                                                     =============================

See accompanying notes to consolidated financial statements.

                   First Charter Corporation and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                            For the Three Months Ended
------------------------------------------------------------------------------------------------------
                                                                            March 31,        March 31,
(Dollars in thousands, except per share data)                                   1999             1998
------------------------------------------------------------------------------------------------------

Interest income:
       Loans .......................................................     $    29,795      $    28,164
       Federal funds sold ..........................................             102              176
       Interest bearing bank deposits ..............................             137               71
       Securities available for sale ...............................           4,733            4,687
                                                                         ----------------------------
             Total interest income .................................          34,767           33,098
                                                                         ----------------------------
Interest expense:
       Deposits ....................................................          11,289           11,411
       Federal funds purchased and securities
           sold under agreements to repurchase .....................           1,219            1,668
       Federal Home Loan Bank and other borrowings .................           5,029            3,701
                                                                         ----------------------------
               Total interest expense ..............................          17,537           16,780
                                                                         ----------------------------
                           Net interest income .....................          17,230           16,318
Provision for loan losses ..........................................             975              662
                                                                         ----------------------------
       Net interest income after provision for loan losses .........          16,255           15,656
Noninterest income:
       Trust income ................................................             535              470
       Service charges on deposit accounts .........................           1,038            1,059
       Insurance and other commissions .............................           1,057              330
       Securities available for sale transactions, net .............             344              987
       Other .......................................................             807              820
                                                                         ----------------------------
            Total noninterest income ...............................           3,781            3,666
Noninterest expense:
       Salaries and fringe benefits ................................           5,720            5,706
       Occupancy and equipment .....................................           1,729            1,346
       Other .......................................................           3,451            2,825
                                                                         ----------------------------
            Total noninterest expense ..............................          10,900            9,877
                                                                         ----------------------------
                   Income before income taxes ......................           9,136            9,445
Income taxes .......................................................           2,963            3,275
Net income .........................................................     $     6,173      $     6,170
                                                                         ============================

Net income per share:
            Basic ..................................................     $      0.33      $      0.34
            Diluted ................................................     $      0.33      $      0.33
Weighted average common and common equivalent shares:
            Basic ..................................................      18,488,751       18,270,055
            Diluted ................................................      18,532,657       18,690,210

See accompanying notes to consolidated financial statements.

                   First Charter Corporation and Subsidiaries
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                             ESOP and    Accumulated
                                                            Common Stock                     Unvested          Other
                                                       -----------------------   Retained  Restricted  Comprehensive
(Dollars in thousands)                                     Shares       Amount   Earnings       Stock         Income       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 .......................     19,068,298    $ 139,712  $ 119,899    $(21,234)       $ 5,532   $ 243,909
Comprehensive income:
    Net income through March 31, 1998 ............             --           --      6,170          --             --       6,170
    Unrealized gain on securities available
        for sale, net ............................             --           --         --          --            142         142
                                                                                                                       ---------
                Total comprehensive income .......                                                                         6,312

Cash dividends ...................................             --           --     (2,567)         --             --      (2,567)
Purchase and retirement of common stock ..........           (684)         (18)        --          --             --         (18)
Stock options exercised and Dividend

     Reinvestment Plan stock issued ..............         60,656        1,020         --          --             --       1,020
Pre-merger transactions of pooled bank ...........             --          (55)        --       1,492             --       1,437
                                                       -------------------------------------------------------------------------
Balance, March 31, 1998 ..........................     19,128,270    $ 140,659  $ 123,502    $(19,742)       $ 5,674   $ 250,093
                                                       =========================================================================


Balance, December 31, 1998 .......................     18,442,202    $ 121,416  $ 118,078    $     --        $ 6,478   $ 245,972
Comprehensive income:
    Net income through March 31, 1999 ............             --           --      6,173          --             --       6,173
    Unrealized gain (loss) on securities
        available for sale, net ..................             --           --         --          --         (1,984)     (1,984)
                                                                                                                       ---------
                Total comprehensive income .......                                                                         4,189
Cash dividends ...................................             --           --     (3,117)         --             --      (3,117)
Shares issued in connection with
      insurance agency acquisition ...............         68,551        1,273         --          --             --       1,273
Stock options exercised ..........................         45,582          438         --          --             --         438
                                                       -------------------------------------------------------------------------
Balance, March 31, 1999 ..........................     18,556,335    $ 123,127  $ 121,134    $     --        $ 4,494   $ 248,755
                                                       =========================================================================

See accompanying notes to consolidated financial statements.

                   First Charter Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                Three Months Ended March
                                                                                           31,
--------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                               1999           1998
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income ..............................................................      $  6,173       $  6,170
  Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
        Provision for loan losses .........................................           975            662
        Depreciation ......................................................           919            724
        Premium amortization and discount accretion, net ..................            64             87
        Net gain on securities available for sale transactions ............          (344)          (987)
        Amortization of unearned stock compensation .......................            --          1,437
        Net (gain) loss on sale of other real estate ......................           (12)            37
        Net loss on sale of premises and equipment ........................            18             --
        Origination of mortgage loans held for sale .......................       (15,172)       (20,511)
        Proceeds from sale of mortgage loans available for sale ...........        16,381         13,755
        Decrease in other assets ..........................................         6,531          1,985
        Increase (decrease) in other liabilities ..........................         1,402         (3,690)
                                                                                  -------        -------
            Net cash provided (used) by operating activities ..............        16,935           (331)
                                                                                  -------        -------
Cash flows from investing activities:
        Proceeds from sales of securities available for sale ..............         1,699         12,891
        Proceeds from maturities of securities available for sale .........        17,592         24,610
        Purchase of securities available for sale .........................       (13,075)       (33,959)
        Net increase in loans .............................................       (54,803)       (80,195)
        Proceeds from sales of other real estate ..........................         2,063            734
        Proceeds from sales of premises and equipment .....................           534             --
        Purchase of premises and equipment ................................        (1,944)          (728)
                                                                                  -------        -------
            Net cash used by investing activities .........................       (47,934)       (76,647)
                                                                                  -------        -------
Cash flows from financing activities:
        Net decrease in demand, money market and savings accounts .........        (5,532)        (8,568)
        Net increase in certificates of deposit ...........................         2,118         17,194
        Net increase in securities sold under repurchase
            agreements and other borrowings ...............................        26,818         71,738
        Purchase and retirement of common stock ...........................            --            (18)
        Proceeds from issuance of common stock ............................           438          1,020
        Dividends paid ....................................................        (3,117)        (2,567)
                                                                                  -------        -------
            Net cash provided by financing activities .....................        20,725         78,799
                                                                                  -------        -------
            Net increase (decrease) in cash and cash equivalents ..........       (10,274)         1,821
            Cash and cash equivalents at beginning of period ..............        59,999         58,730
                                                                                  -------        -------
            Cash and cash equivalents at end of period ....................      $ 49,725       $ 60,551
                                                                                  -------        -------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
        Interest ..........................................................      $ 17,567       $ 16,468
                                                                                  -------        -------
        Income taxes ......................................................      $  2,154       $  4,227
                                                                                  -------        -------
Supplemental disclosure of non-cash transactions:
  Transfer of loans and premises and equipment
        to other real estate owned ........................................      $    498       $  1,634
                                                                                  -------        -------
  Unrealized gain (loss) in value of securities available for sale
        (net of tax effect of ($1,185) and $97 for March 31, 1999 and
        March 31, 1998, respectively) .....................................      $ (1,984)      $    142
                                                                                  -------        -------

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998 (UNAUDITED)

1. The accompanying consolidated financial statements present the consolidated financial condition and results of operations of First Charter Corporation (the "Corporation") and its wholly owned subsidiary, First Charter National Bank (the "Bank"), a commercial bank operating in Mecklenburg, Cabarrus, Union, Rowan, Rutherford and Cleveland counties of North Carolina.

         The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for the interim periods. All such adjustments were of a normal recurring nature.

2. All financial data have been restated to reflect the Corporation's merger with HFNC Financial Corp. ("HFNC") in September 1998, which was accounted for as a pooling-of-interests.

         In the third quarter of 1998, the Corporation recognized approximately $17.6 million of costs associated with the acquisition of HFNC. The primary components of these merger-related expenses were transaction and professional expenses and various severance-related obligations. With the exception of certain contract termination costs, substantially all amounts which had been accrued for merger-related expenses at September 30, 1998 had been incurred at March 31, 1999. Remaining accruals at March 31, 1999 were not significant. Certain contract termination costs associated with the HFNC merger totaling $2.6 million remained as an accrued liability at March 31, 1999. These costs relate to payments required to be made to certain former executives of Home Federal over periods of up to three years pursuant to their employment contracts.

         In certain instances, amounts reported in the prior periods' consolidated financial statements have been reclassified to present them in the format selected for 1999. Such reclassifications have no effect on net income or shareholders' equity as previously reported.

3. First Charter Corporation calculates its basic and diluted income per share in accordance with the Financial Accounting Standards Board
         (FASB) Statement No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation's common stock equivalents, which consist of dilutive stock options, are exercised. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all the periods presented. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:


                                                                       Three Months Ended March 31,
                                                                           1999           1998
                                                                       ----------------------------
            Basic EPS denominator:
                Weighted average number of common
                shares outstanding ...............................       18,488,751     18,270,055
            Dilutive effect arising from assumed
                exercise of stock options and restricted stock ...           43,906        420,155
                                                                         -------------------------
            Diluted EPS denominator ..............................       18,532,657     18,690,210
                                                                         =========================

         The Corporation paid cash dividends of $0.17 and $0.14 per share during the quarters ended March 31, 1999 and 1998, respectively.

4. On January 1, 1998 the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all changes to the Corporation's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Corporation's only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

         The Corporation's total comprehensive income for the three months ended March 31, 1999 and 1998, was $4.2 million and $6.3 million, respectively. Information concerning the Corporation's other comprehensive income for the three months ended March 31, 1999 and 1998, is as follows:

            (Dollars in thousands)                                        Three Months Ended March 31,
            ------------------------------------------------------------------------------------------
                                                                                 1999        1998
                                                                               -------------------
            Unrealized holding gains (losses) arising during the period        $(2,825)     $1,226
            Less:  Tax benefit (expense) on holding losses (gains)
                   arising during the period ...........................         1,073        (442)
                                                                               -------------------
                                                                                (1,752)        784
                                                                               -------------------
            Less: Reclassification adjustment for realized
               gains included in net income ............................           344         987
               Less: tax expense on realized gains .....................          (112)       (345)
                                                                               -------------------
                                                                                   232         642
                                                                               -------------------
            Other comprehensive income .................................       $(1,984)     $  142
                                                                               ===================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The consolidated balance sheets of the Corporation represent account balances for the Corporation and the Bank, its wholly owned banking subsidiary. In March 1999, the Corporation completed the merger of Home Federal Savings and Loan Association with and into the Bank as part of the acquisition by the Corporation of HFNC which was consummated in September 1998.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation and the notes thereto included in this report. In addition, the following discussion contains certain forward-looking statements. See "Factors that May Affect Future Results".

LIQUIDITY

         The Bank derives the major source of its liquidity from its core deposit base. Liquidity is further provided by loan repayments, maturities in the investment portfolios, the ability to secure public deposits, the availability of federal fund lines and repurchase agreements at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Bank is a member of the Federal Home Loan Bank ("FHLB") System, which provides access to FHLB lending sources. At March 31, 1999, the Bank had a line of credit with the FHLB of $405.0 million, with $10.3 million available. This compares to $60.0 million available at December 31, 1998. However, subsequent to March 31, 1999, the FHLB increased the Bank's line of credit to $450.0 million. Another source of liquidity are the securities in the available for sale portfolio, which may be sold in response to liquidity needs. Management believes the Bank's sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

         Due to increases in certain interest rates during the first quarter of 1999, and the resulting impact on the Corporation's interest rate risk, the Corporation classified $147.6 million in lower-yielding mortgage loans as held for sale during late March 1999. On March 24, 1999, the Bank entered into an agreement for the sale of these loans, with the sale closing in April. The loans were sold with servicing rights retained. The Corporation expects to recognize a gain of approximately $1.8 million on the sales transactions, which will be reflected in the financial statements for the quarter ended June 30, 1999.


CAPITAL RESOURCES

         At March 31, 1999, total shareholders' equity was $248.8 million, or $13.41 per share compared to $246.0 million, or $13.34 per share at December 31, 1998.

         At March 31, 1999, the Corporation and the Bank were in compliance with all existing capital requirements. The Corporation's capital requirements are summarized in the table below:

                                                                                     Risk-Based Capital
                                                                     --------------------------------------------------
                                          Leverage Capital               Tier 1 Capital             Total Capital
-----------------------------------------------------------------------------------------------------------------------
                                     Amount        Percentage (1)     Amount   Percentage (2)    Amount  Percentage (2)
-----------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Actual.....................         $240,654           12.77%        $240,654      19.29%       $256,003     20.52%
Required...................           75,367            4.00           49,907       4.00          99,814      8.00
Excess.....................          165,287            8.77          190,747      15.29         156,189     12.52

(1) Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3% to 5%, depending on the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.
(2)      Percentage of risk-weighted assets.

REGULATORY RECOMMENDATIONS

         Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities which, if they were to be implemented, would have a material adverse effect on the Corporation's or the Bank's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Net income for the three month period ended March 31, 1999 was $6.2 million, or $0.33 diluted income per share, compared to $6.2 million, or $0.33 diluted income per share for the comparable period in 1998. An increase in net interest income of $912,000 over the 1998 quarter and an increase in noninterest income of $115,000 over the prior year quarter were offset by increases in the provision for loan losses and in noninterest expense of $313,000 and $1.0 million, respectively. On an annualized basis, year to date results represent a return on average assets of 1.33% versus 1.47% and a return on average equity of 10.32% versus 10.18%, for the periods ended March 31, 1999, and March 31, 1998, respectively.

         Total assets at March 31, 1999 amounted to $1.89 billion, compared to $1.86 billion at December 31, 1998. Strong loan demand continued during the first three months of 1999, increasing 3.7% to $1.46 billion from $1.41 billion at December 31, 1998. Total deposits remained virtually unchanged at $1.12 billion.

         Securities available for sale totaled $322.7 million at March 31, 1999 for a decrease of approximately $9.1 million from December 31, 1998. The decrease was primarily due to calls of U.S. Government securities by the issuing agency. These proceeds, combined with maturities and paydowns on securities, were utilized to meet loan demand, with the excess used to reduce additional funds borrowed during the quarter. The carrying value of securities available for sale was $7.4 million above their amortized cost at March 31, 1999, which represents gross unrealized gains of $8.9 million and gross unrealized losses of $1.5 million.

         For the three month period ended March 31, 1999, net interest income increased $912,000 over the comparable period in 1998. The increase was attributable to an increase in the level of interest earning assets, offset somewhat by a decline in the net interest margin. Average interest earning assets increased $169.3 million, or 10.5%, while the net interest margin decreased to 4.10% at March 31, 1999 from 4.27% at March 31, 1998. The yield on average interest earning assets was 8.10% at March 31, 1999 compared to 8.49% at March 31, 1998, largely resulting from a 75 basis point decline in the prime rate of interest during the latter part of 1998 which affected a significant portion of the Bank's loan rates. The rate paid on average interest bearing liabilities also decreased, to 4.77% at March 31, 1999 compared to 5.05% at March 31, 1998. This resulted from a general decline in borrowing costs and lower rates paid on certificates of deposit.

         Management continues to assess interest rate risk based on an earnings simulation model. The Corporation's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest bearing liabilities exceed immediately rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. After settlement of the pending $147.6 million loan sale (discussed in "LIQUIDITY"), the Corporation's interest rate risk, as measured by the projected change in net interest income under a 300 basis point change in interest rates over a one year period, will be reduced to less than 1%. In addition, the Corporation is considering the use of interest rate swaps, caps, or floors on a limited basis in the future in the management of interest rate risk.

         The provision for loan losses for the three months ended March 31, 1999 was $975,000, compared to $662,000 for the three months ended March 31, 1998. The increase in the provision was primarily due to the growth in the commercial loan portfolio during the 1999 quarter, as compared to primarily residential mortgage growth in the 1998 quarter. Commercial loans have a higher reserve ratio than residential mortgage loans (generally 1.50% of the loan balance as compared to 0.25% for mortgage loans). Net charge-offs during the current year quarter, however, decreased to $135,000 compared to net charge-offs of $752,000 for the same quarter of 1998. During the first quarter of 1998, a higher level of loans were charged-off relating to loans from the Carolina State Bank (acquired by the Bank in December 1997) loan portfolio, which were previously provided for in the allowance for loan losses. At March 31, 1999 and December 31, 1998, the allowance for loan losses as a percentage of gross loans was 1.11% and 1.10%, respectively. As part of the continual grading process used to monitor the credit quality of the loan portfolio, an analysis is performed monthly that is independent from any analysis in conjunction with the origination of loans. Based on this review, management believes the allowance to be adequate; however, future adjustments may be necessary if economic and other conditions differ substantially from management's assumptions.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and losses on real estate owned. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         The following table presents changes in the allowance for loan losses for the quarters ended March 31, 1999, and 1998, respectively.

                                               March 31,      March 31,
(Dollars in thousands)                             1999           1998
-----------------------------------------------------------------------
Beginning balance ......................       $ 15,554       $ 15,263
Provision charged to operations ........            975            662

Loan charge-offs .......................           (316)          (931)
  Less loan recoveries .................            181            179
      Net loan charge-offs .............           (135)          (752)
Ending balance .........................       $ 16,394       $ 15,173

         At March 31, 1999, the recorded investment in loans that were considered to be impaired under the FASB Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," was $1.6 million (of which $1.2 million was on nonaccrual status) compared to the recorded investment in impaired loans of $3.9 million (of which $2.8 million was on nonaccrual status) at December 31, 1998. The related allowance for loan losses on these loans was $653,000 and $1.3 million at March 31, 1999 and December 31, 1998, respectively. The average recorded investment in impaired loans for the three months ended March 31, 1999, and 1998 was $2.7 million and $3.7 million, respectively. For the three months ended March 31, 1999, and 1998, the Corporation recognized interest income recorded on impaired loans of $10,000 and $6,600, respectively, none of which was recognized using the cash method of income recognition.

         Total problem assets at March 31, 1999 were $10.0 million or 0.67% of gross loans, compared to $12.1 million or 0.85% at December 31, 1998. The components of nonperforming and problem assets are presented in the table below:


                                                                        March 31,        December 31,
(Dollars in thousands)                                                      1999                1998
----------------------------------------------------------------------------------------------------
Nonaccrual loans................................................         $ 5,456            $  5,758
Restructured loans..............................................             543                 577
Other real estate ..............................................           2,246               3,537
                                                                         -------            --------
    Total non-performing assets.................................           8,245               9,872
                                                                         -------            --------
Loans 90 days or more
  past due and still accruing...................................           1,708               2,270
                                                                         -------            --------
Total problem assets............................................         $ 9,953            $ 12,142
                                                                         =======            ========

         Interest income that would have been recorded on nonaccrual loans for the three months ended March 31, 1999, and 1998, had they performed in accordance with their original terms, amounted to approximately $37,000 and $36,000, respectively. There was no interest income recorded on non-accrual loans for the three months ended March 31, 1999, and 1998.

         Other real estate decreased $1.3 million due to the sales of other real estate during the first quarter of 1999. The primary components of this decrease were the disposition of a parcel of undeveloped single family residential property ($767,000) and a commercial building ($820,000). This former property had been obtained by foreclosure from a large borrower who had declared bankruptcy several years earlier.

         Noninterest income increased approximately $114,000 for the three month period ended March 31, 1999 over the comparable period in 1998. However, gains on sales of securities available for sale amounted to $344,000 during the quarter ended March 31, 1999, compared to $987,000 during the prior year quarter. Noninterest income excluding securities gains increased $758,000 or 28.3%, to $3.4 million in the 1999 quarter compared to $2.7 million in the 1998 quarter. The major component of this increase was income from insurance services of $755,000 in 1999, with no such income in 1998. This resulted from the Corporation's purchase of three insurance agencies during the fourth quarter of 1998 and one additional agency in the first quarter of 1999.

         Noninterest expense increased approximately $1.0 million, or 10.4%, for the three month period ended March 31, 1999, over the comparable period in 1998. The primary components of this increase were an increase in occupancy expenses of $383,000 and stationery and supplies expenses of $118,000. Occupancy expenses increased as a result of the leasing of additional office space, with attendant upfitting and utility costs. Stationery and supplies costs increased due to the reorders resulting from the merger of Home Federal into the Bank in the first quarter of 1999. Other merger-related expenses were not significant during the first quarter. Salaries expense remained relatively unchanged in total, however Home Federal incurred significant expenses in the first quarter of 1998 for its Employee Stock Ownership Plan and Management Recognition and Retention Plan. These plans were terminated following the September 1998 merger with HFNC; consequently, no costs associated with these plans were recognized in the 1999 quarter. These reductions in expense were offset, however, by the cost of hiring additional personnel due to the Corporation's growth.

         Total income tax expense for the three month period ended March 31, 1999 decreased $311,000, compared to the comparable period in 1998. This was attributable to a change in the effective tax rate from 34.7% to 32.4%, primarily due to a reduction in state income taxes.

YEAR 2000 CONSIDERATION

Year 2000 Compliance

         The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 approaches. These problems generally arise because most computer hardware and software historically have used only two digits to identify the applicable year. Since there may be no accommodation for the full four-digit year, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failure or miscalculations causing disruption of operations, including, among other things a temporary inability to process customer transactions, properly accrue interest income and expense or engage in similar normal banking activities. In addition, non-banking systems, such as security alarms, telephones, vaults, etc., are also subject to malfunction due to their dependence upon software that utilizes special codes and conventions using the date field.

State of Readiness

         The Corporation recognizes the potentially severe implications of the Year 2000 Issue. The Board of Directors of the Corporation has approved a Year 2000 Action Plan ("Action Plan") that has been developed in accordance with the Federal Financial Institutions Examination Council ("FFIEC") guidelines, and the Corporation believes that its preparations comply with such guidelines. The Action Plan consists of five phases: (1) awareness, (2) assessment, (3) remediation, (4) validation, and (5) implementation. The Corporation has completed phases 1 and 2 of its Action Plan. In completing phase 2, the Corporation performed a thorough inventory of its Information Technology ("IT") and non-IT systems to identify all potential Year 2000 exposed systems and equipment. The items identified in the inventory were then categorized as "mission critical" or "non-mission critical" depending on the Corporation's dependence on the system or equipment to perform daily operations and conduct business. This classification allowed the Corporation to prioritize its efforts in remediating systems and dealing with third party vendors.

         The Corporation is currently working on phases 3, 4, and 5 of the Action Plan, and estimates that they are approximately 95%, 90%, and 95% complete, respectively. Since the Corporation generally does not perform in-house programming of its core operating systems, it is dependent on its third-party vendors for modifications and conversions of its existing systems to correct the effects of the Year 2000 Issue. Accordingly, the vast majority of phases 3 and 4 involve receiving and testing them with the Corporation's operating systems and equipment. The Corporation divided phase 4 validation, or testing, into its own Y2K Test Plan. In step 1 of the Y2K Test Plan, the Corporation procured written documentation from its software and hardware vendors, as well as the providers of facilities using embedded chip technology, with respect to its Year 2000 compliance plan. Step 1 of the Y2K Test Plan also included the initial remediation phase 3. Upgrades and patches were installed to existing equipment. Step 2 of the Y2K Test Plan tested all of the applications in the Corporation's technology environment. For those vendors that supply functionality as third-party processors, FFIEC proxy testing guidelines were implemented. Step 2 of the Y2K Test Plan has been completed. The Corporation recognizes the need for data and information exchange between applications. In recognition of this constant flow data and information, the Corporation has included Step 3 in its Y2K Test Plan. Step 3 is an integrated test in which applications with interfaces have been linked in a test environment to emulate the Corporation's technology environment. Step 3 testing has begun, and the completion date is May 22, 1999. Phase 5 implementation includes the business user acceptance outlined in the FFIEC guidelines, and the Corporation has included business user acceptance in all steps of the Y2K Test Plan. Phase 5 also includes the Corporation's Clean Management strategy, which recognizes the need to protect the integrity and validity of the test results by keeping the production environment the same as the testing environment. The Corporation fully expects that all phases of the Action Plan will be completed no later than May 22, 1999. The Corporation's Clean Management strategy will remain in place throughout 1999.

         The Corporation also has developed a communication and assessment plan for its customers. Pursuant to the plan, the Corporation has initiated contact with many of its key customers to determine such customers' plans with respect to the Year 2000 Issue and the Corporation's vulnerability to any such customer's failure to remediate its own Year 2000 Issue. As most corporate customers depend on computer systems that must be Year 2000 compliant, a disruption in their businesses may result in potentially significant financial difficulties that could affect their creditworthiness. The Corporation has also implemented underwriting procedures to reflect the importance of the Year 2000 Issue in evaluating new credit relationships. Significant business interruptions or failures by key business customers, suppliers, trading partners or governmental agencies resulting from the effects of the Year 2000 Issue could have a material adverse effect on the Corporation.

Year 2000 Costs

         Since the Corporation relies on third party vendors for substantially all of its IT systems, the expected cost to the Corporation of the Year 2000 project is not expected to exceed $500,000. Included in this amount are costs for hardware, software and facilities upgrades, customer communications, testing, and other direct, incremental costs required to pursue the Action Plan. Not included in this estimate are the indirect costs associated with the involvement of existing employees in daily Year 2000 Action Plan activities, an amount that has not been quantified by management. All remediation costs will be expensed in the period incurred and will be funded through normal operating cash flow. Year 2000 project costs during the three months ended March 31, 1999 were $55,000; all such costs to date total approximately $180,000.

Risks of Year 2000 Issues

         The Year 2000 Issue is widespread throughout the entire global economy, potentially affecting almost any company with any dependence on information technology. The Corporation has attempted to assess the risk to the Corporation of the most reasonably likely worst-case scenarios involving Year 2000 noncompliance on the part of the Corporation or entities with which it does significant business. Such risks generally fall into one of two categories: internal risk, or the risk that the Corporation's IT and/or non-IT systems will fail and will have a material impact on the Corporation's financial condition or results of operations, and external risk, or the risk that the IT or non-IT systems of parties external to the Corporation will fail, resulting in a material impact on the Corporation's financial condition or results of operations. In the opinion of the management of the Corporation, the internal risk of Year 2000 non-compliance, in a reasonable worst-case scenario, could involve either (i) credit losses arising from borrowers inability to perform under the terms of their loan agreements due to Year 2000-related problems having a material impact on their cash flows, or (ii) the inability to perform certain routine customer transactions due to the Year 2000 non-compliance of parties external to the Corporation (e.g., utility or communications vendors). To mitigate these risks, the Corporation is developing a contingency plan.

         The costs of the Year 2000 project and the schedule for achieving Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events, such as the availability of certain resources (including internal and external resources), third-party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframes indicated, and actual results could differ materially from these plans.

Contingency Planning

         Contingency plans are being developed to mitigate the potential effects of a disruption in normal business operations. Contingency planning includes developing alternate solutions should a vendor not become compliant, as well as plans for the resumption of business if, despite the Corporation's best efforts, a business operation disruption occurs. The Corporation has developed its initial contingency plan and will be making further modifications as necessary and testing the plans throughout the remainder of 1999.

Year 2000 Readiness Disclosure

         All Year 2000 discussion is designated as Year 2000 Readiness Disclosures. Year 2000 Readiness Disclosures are covered under the Year 2000 Information and Readiness Disclosure Act passed on October 19, 1998.

ACCOUNTING AND REGULATORY MATTERS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be included as assets or liabilities in the balance sheet and that such instruments be carried at fair market value through adjustments to either other comprehensive income or current earnings or both, as appropriate. The Corporation is in the process of assessing the impact of this Standard. The Standard is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999.

         Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," establishes accounting and reporting standards for certain mortgage banking activities. It conforms the subsequent accounting for securities retained after the securitization of other types of assets. This Standard was adopted in the first quarter of 1999.

             From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes to and proposed effective dates of exposure drafts.

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

         Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the passage of unforeseen state or federal legislation or regulation applicable to the Corporation's operations, the Corporation's ability to accurately predict the adequacy of the loan loss allowance needs using its present risk grading system, the ability to generate liquidity if necessary to meet loan demand, the ability to manage unforeseen domestic and global rapid changes in interest rates, and the reliance on third party vendors to become Year 2000 compliant.

         Completion of the merger with HFNC significantly expanded the scope and complexity of the Corporation's business and operations and more than doubled its asset base. While the merger with HFNC represents significant opportunities for the Corporation to expand its franchise and increase shareholder value, it also creates certain risks of execution in successfully assimilating the HFNC franchise and achieving the Corporation's previous financial performance level. Successful assimilation of HFNC's operations will require that the Corporation:

         -        hire and retain additional senior management personnel,

         - upgrade the technological and other platforms utilized by HFNC,

         - retrain the HFNC workforce as well as instill in that workforce a sales culture,

         -        conform HFNC's funding cost to that of the Corporation, and

         - otherwise integrate two companies that have previously operated independently pursuant to different cultures.

         Successful integration of HFNC's operations will depend in part on the Corporation's ability to fully consolidate operations and procedures, and to eliminate redundancies in costs. The Corporation may not be successful in integrating its operations with those of HFNC without encountering difficulties, including, without limitation, the loss of key employees and customers, the disruption of its business, or possible inconsistencies in standards, controls, procedures, and policies.

         In addition to the execution risks related to the assimilation of HFNC, due to the increase in interest rates that occurred since January 1999, the Corporation made plans to sell $147.6 million of lower-yielding loans, primarily consisting of one- to four-family residential mortgages. If the Corporation is unable to reinvest the sales proceeds of these loans in comparable or higher yielding assets, the sale of such loans could have an adverse impact on future earnings.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following table presents the scheduled maturity of market risk sensitive instruments at March 31, 1999:


(Dollars in thousands)

                                                                                                     There
Maturing in:                  1 Year       2 Years       3 Years       4 Years       5 Years        -after           Total
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Debt securities ....      $   41,754      $ 52,348      $ 12,867      $ 26,103      $ 96,435      $ 54,546      $  284,053
Loans ..............         406,968        87,594        98,891        75,350       108,192       682,095       1,459,090
                          ------------------------------------------------------------------------------------------------
   Total ...........      $  448,722      $139,942      $111,758      $101,453      $204,627      $736,641      $1,743,143
                          ================================================================================================

LIABILITIES

Savings, NOW, Demand
   and IMMA's ......      $  523,225      $     --      $     --      $     --      $     --      $     --      $  523,225
CD's ...............         528,338        54,544         9,171         2,838         1,098           408         596,397
Short-term
   borrowings ......         299,504            --            --            --            --            --         299,504
Long-term
   borrowings ......              --           425           283       102,140        68,140        26,270         197,258
                          ------------------------------------------------------------------------------------------------
     Total .........      $1,351,067      $ 54,969      $  9,454      $104,978      $ 69,238      $ 26,678      $1,616,384
                          ================================================================================================

         The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at March 31, 1999:


                                                      Average            Estimated
(Dollars in thousands)                   Total  Interest Rate           Fair Value
----------------------------------------------------------------------------------
ASSETS
Debt Securities .........           $  284,053           6.96%          $  284,053
Loans ...................            1,459,090           8.12            1,488,422
                                    ----------           ----           ----------
     Total ..............           $1,743,143           7.93           $1,772,475
                                    ==========           ====           ==========

LIABILITIES

Savings, NOW, Demand
  and IMMA's ............           $  523,225           2.00           $  523,313
CD's ....................              596,397           6.06              598,735
Short-term
  borrowings ............              217,068           5.05              217,097
Long-term
  borrowings ............              279,694           5.35              278,623
                                    ----------           ----           ----------
     Total ..............           $1,616,384           4.49           $1,617,768
                                    ==========           ====           ==========


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In June 1995, a lawsuit was initiated against Home Federal (a former subsidiary of the Corporation that was merged into the Bank in March 1999) by a borrower's affiliated companies in which the plaintiffs alleged that Home Federal wrongfully set-off certain funds in an account being held and maintained by Home Federal. In addition, the plaintiffs alleged that as a result of the wrongful set-off, Home Federal wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of Home Federal constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorneys' fees. Home Federal denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgement, recommending the dismissal of all claims asserted against Home Federal. In October 1997, the United States District Court entered an order granting summary judgment in favor of Home Federal. The plaintiffs have appealed the order of summary judgment and the case is presently pending in the Fourth Circuit Court of Appeals.

         In December 1996, Home Federal filed a suit against the borrower and his company and against the borrower's wife, daughters, and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets, which may be used to satisfy a portion of the judgments obtained in favor of Home Federal prior to litigation. The borrower's wife filed a counterclaim against Home Federal alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to Home Federal for application on a debt owed by one of her husband's corporations, claiming that officers of Home Federal promised to resume making loans to her husband's corporation after the payment. The Corporation, as successor in interest to Home Federal, and its officers vigorously deny all of her allegations. The counterclaim seeks actual and punitive damages together with interest and attorneys' fees. In June 1998, Home Federal removed this case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the defendant was the debtor in a pending bankruptcy case. The Corporation believes it has strong defenses to the defendant's counterclaim, but counsel for the Corporation cannot, at this time, give an opinion as the likely outcome of this matter.

         In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of Home Federal and against an officer of another financial institution. The action was removed from the state court to the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action in the Superior Court of Mecklenburg County, North Carolina against the two executive officers of Home Federal and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of Home Federal. Plaintiffs claim actual damages, treble damages, and punitive damages together with interest, attorneys' fees, and other costs. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. All defendants filed motions for summary judgments in the action pending in the bankruptcy court, which were granted. Time for the plaintiffs to note an appeal has not yet expired. All defendants also filed motions for summary judgment in the state court action which were also granted, and that lawsuit was dismissed in January 1998 by the Superior Court of Mecklenburg County. The plaintiff appealed the order granting summary judgment to the North Carolina Court of Appeals. In July 1998, the defendants removed the state court case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the plaintiff was a debtor in a pending bankruptcy case. As a result of the removal, the North Carolina Court of Appeals entered an order staying further proceedings in the North Carolina Court of Appeals in August 1998. The Corporation, as successor in interest to Home Federal, has agreed to indemnify both of its officers with respect to costs, expense, and liability which might arise in connection with both of these cases.

         In July 1997, the above borrower and affiliated companies filed an additional action against HFNC, Home Federal, and the other financial institution referred to in the paragraph above, alleging that previous judgments in favor of Home Federal and the other financial institution obtained in prior litigation were obtained by the perpetration of fraud on the Bankruptcy Court, U.S. District Court, and the Fourth Circuit Court of Appeals. The plaintiffs sought to have the judgments set aside on that basis. All defendants filed motions for summary judgment and dismissal, which were granted, and the lawsuit was dismissed on September 24, 1998. The borrower, individually, has appealed the Order dismissing the lawsuit to the Fourth Circuit Court of Appeals. That appeal is pending.

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

Item 6. Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  Exhibit No.
                  (per Exhibit Table
                  in item 601 of

                  Regulation S-K)                       Description of Exhibits

                        3.1                             Amended and Restated Articles of
                                                        Incorporation of the Corporation,
                                                        incorporated herein by reference to
                                                        Exhibit 3.1 of the Corporation's
                                                        Annual Report on Form 10-K for the
                                                        fiscal year ended December 31, 1998
                                                        (Commission File No. 0-15829).

                        3.2                             By-laws of the Corporation, as amended,
                                                        incorporated herein by reference to
                                                        Exhibit 3.2 of the Corporation's Annual
                                                        Report on Form 10-K for the fiscal year ended
                                                        December 31, 1995 (Commission File No. 0-15829).

                       27                               Financial Data Schedules (for SEC use only)

         (b)      Reports on Form 8-K

                  (i) On January 11, 1999, the Corporation filed a Current Report on Form 8-K, reporting pursuant to
                  Item 5 thereof its restated financial statements as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997 due to the consummation of its merger with HFNC Financial Corp. on September 30, 1998.

                  (ii) On January 15, 1999, the Corporation filed a Current Report on Form 8-K, reporting pursuant to
                  Item 5 thereof its earnings for the fiscal year ended December 31, 1998.

                  (iii) On March 25, 1999, the Corporation filed a Current Report on Form 8-K, reporting pursuant to
                  Item 5 thereof an underwriting agreement with The Robinson-Humphrey Company, LLC to facilitate the sale of 429,708 shares of the Corporation's common stock held by the Home Federal Savings and Loan Association Employee Stock Ownership Plan.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIRST CHARTER CORPORATION

                                               (Registrant)

Date:  April 27, 1999                      By: /s/ Robert O. Bratton
                                               ------------------------------
                                               Robert O. Bratton
                                               Executive Vice President &
                                               Principal Financial and
                                               Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.
(per Exhibit Table
in item 601 of                                                                                    Sequential
Regulation S-K)                             Description of Exhibits                               Page Number

             27                             Financial Data Schedules (for SEC use only)