Form 10-Q
period 1999-06-30
FIRST CHARTER CORP /NC/
filed 1999-08-06
CIK 717306

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number              0-15829
                      ----------------------------------------------------------

                            FIRST CHARTER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                 56-1355866
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

     22 Union Street North, Concord, North Carolina             28025
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

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

         17,740,755 shares of Common Stock, no par value, outstanding as of July 30, 1999.

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,       DECEMBER 31,
                                                                          1999               1998
-------------------------------------------------------------------------------------------------
(Dollars in thousands)                                              (UNAUDITED)
-------------------------------------------------------------------------------------------------

ASSETS:
Cash and due from banks ......................................     $    40,957        $    41,884
Federal funds sold ...........................................              --              6,402
Interest bearing bank deposits ...............................           4,002             11,713
Securities available for sale ................................         324,931            331,799
Loans ........................................................       1,374,225          1,422,676
     Less:  Unearned income ..................................            (241)              (155)
            Allowance for loan losses ........................         (16,649)           (15,554)
                                                                   ------------------------------
     Loans, net ..............................................       1,357,335          1,406,967
                                                                   ------------------------------
Premises and equipment, net ..................................          31,791             30,603
Other assets .................................................          33,034             34,989
                                                                   ------------------------------
         Total assets ........................................     $ 1,792,050        $ 1,864,357
                                                                   ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits, domestic:
         Noninterest bearing demand ..........................     $   122,278        $   119,519
         Interest bearing ....................................       1,007,173          1,003,516
                                                                   ------------------------------
                  Total deposits .............................       1,129,451          1,123,035
Other borrowings .............................................         400,196            469,944
Other liabilities ............................................          30,763             25,406
                                                                   ------------------------------
         Total liabilities ...................................       1,560,410          1,618,385
                                                                   ------------------------------

Shareholders' equity:
Common stock - no par value; authorized 50,000,000 shares,
     issued and outstanding 17,817,786 shares at 6/30/99 and
     18,442,202 shares at 12/31/98 ...........................         105,463            121,416
Retained earnings ............................................         124,627            118,078
Accumulated other comprehensive income:
  Unrealized gain on securities available for sale, net ......           1,550              6,478
                                                                   ------------------------------
     Total shareholders' equity ..............................         231,640            245,972
                                                                   ------------------------------
     Total liabilities and shareholders' equity ..............     $ 1,792,050        $ 1,864,357
                                                                   ==============================


See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------------------------
                                                                     JUNE 30,          June 30,
(Dollars in thousands, except per share data)                            1999              1998
-----------------------------------------------------------------------------------------------

Interest income:
        Loans ................................................    $    28,518       $    29,023
        Federal funds sold ...................................              7               309
        Interest bearing bank deposits .......................             64                60
        Securities available for sale ........................          4,643             4,785
                                                                  -----------------------------
              Total interest income ..........................         33,232            34,177
                                                                  -----------------------------
Interest expense:
        Deposits .............................................         10,954            11,413
        Federal funds purchased and securities
            sold under agreements to repurchase ..............            804             1,785
        Federal Home Loan Bank and other borrowings ..........          4,352             4,493
                                                                  -----------------------------
                Total interest expense .......................         16,110            17,691
                                                                  -----------------------------
                            Net interest income ..............         17,122            16,486
Provision for loan losses ....................................          1,250               600
                                                                  -----------------------------
        Net interest income after provision for loan losses...         15,872            15,886
Noninterest income:
        Trust income .........................................            565               477
        Service charges on deposit accounts ..................          1,134             1,049
        Insurance and other commissions ......................            926               294
        Securities available for sale transactions, net ......            274               970
        Gain on sale of loans ................................          1,757                --
        Other ................................................            704             1,322
                                                                  -----------------------------
                Total noninterest income .....................          5,360             4,112
                                                                  -----------------------------
Noninterest expense:
        Salaries and fringe benefits .........................          5,886             6,044
        Occupancy and equipment ..............................          1,851             1,448
        Other ................................................          3,958             2,325
                                                                  -----------------------------
                Total noninterest expense ....................         11,695             9,817
                                                                  -----------------------------
                            Income before income taxes .......          9,537            10,181
Income taxes .................................................          3,016             3,547
                                                                  -----------------------------
Net income ...................................................    $     6,521       $     6,634
                                                                  =============================
Net income per share:
                Basic ........................................    $      0.36       $      0.36
                Diluted ......................................    $      0.36       $      0.35
Weighted average common and common equivalent shares:
               Basic .........................................     18,224,986        18,360,121
               Diluted .......................................     18,326,670        18,745,541


See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------------------------------
                                                                       JUNE 30,            June 30,
(Dollars in thousands, except per share data)                              1999                1998
---------------------------------------------------------------------------------------------------

Interest income:
        Loans ................................................      $    58,313         $    57,187
        Federal funds sold ...................................              109                 485
        Interest bearing bank deposits .......................              201                 131
        Securities available for sale ........................            9,376               9,472
                                                                    -------------------------------
              Total interest income ..........................           67,999              67,275
                                                                    -------------------------------
Interest expense:
        Deposits .............................................           22,243              22,824
        Federal funds purchased and securities
            sold under agreements to repurchase ..............            2,023               3,453
        Federal Home Loan Bank and other borrowings ..........            9,381               8,194
                                                                    -------------------------------
                Total interest expense .......................           33,647              34,471
                                                                    -------------------------------
                            Net interest income ..............           34,352              32,804
Provision for loan losses ....................................            2,225               1,262
                                                                    -------------------------------
        Net interest income after provision for loan losses...           32,127              31,542
Noninterest income:
        Trust income .........................................            1,100                 947
        Service charges on deposit accounts ..................            2,172               2,108
        Insurance and other commissions ......................            1,983                 624
        Securities available for sale transactions, net ......              618               1,957
        Gain on sale of loans ................................            1,757                  --
        Other ................................................            1,511               2,142
                                                                    -------------------------------
                Total noninterest income .....................            9,141               7,778
                                                                    -------------------------------
Noninterest expense:
        Salaries and fringe benefits .........................           11,606              11,750
        Occupancy and equipment ..............................            3,580               2,794
        Other ................................................            7,409               5,150
                                                                    -------------------------------
                Total noninterest expense ....................           22,595              19,694
                                                                    -------------------------------
                            Income before income taxes .......           18,673              19,626
Income taxes .................................................            5,979               6,822
                                                                    -------------------------------
Net income ...................................................      $    12,694         $    12,804
                                                                    ===============================
Net income per share:
                Basic ........................................      $      0.69         $      0.70
                Diluted ......................................      $      0.69         $      0.68
Weighted average common and common equivalent shares:
                Basic ........................................       18,356,140          18,315,048
                Diluted ......................................       18,429,095          18,712,537


See accompanying note to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                           ESOP and   Accumulated
                                                      Common Stock                         Unvested         Other
                                                ------------------------     Retained    Restricted Comprehensive
(Dollars in thousands)                            Shares         Amount      Earnings         Stock        Income       Total
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997 ................     19,068,298     $ 139,712     $ 119,899     $(21,234)    $ 5,532     $ 243,909

Comprehensive income:

    Net income through June 30, 1998 ......             --            --        12,804           --          --        12,804

    Unrealized loss on securities available

        for sale, net .....................             --            --            --           --        (266)         (266)
                                                                                                                    ----------
                Total comprehensive income                                                                             12,538

Cash dividends ............................             --            --        (5,233)          --          --        (5,233)

Purchase and retirement of common stock ...           (684)          (18)           --           --          --           (18)

Stock options exercised and Dividend

     Reinvestment Plan stock issued .......         93,430         1,567            --           --          --         1,567

Pre-merger transactions of pooled bank ....             --           (36)           --        1,818          --         1,782
                                                -----------------------------------------------------------------------------
Balance, June 30, 1998 ....................     19,161,044     $ 141,225     $ 127,470     $(19,416)    $ 5,266     $ 254,545
                                                =============================================================================


Balance, December 31, 1998 ................     18,442,202     $ 121,416     $ 118,078     $     --     $ 6,478     $ 245,972

Comprehensive income:

    Net income through June 30, 1999 ......             --            --        12,694           --          --        12,694

    Unrealized loss on securities

        available for sale, net ...........             --            --            --           --      (4,928)       (4,928)
                                                                                                                    ---------
                Total comprehensive income                                                                              7,766

Cash dividends ............................             --            --        (6,145)          --          --        (6,145)

Shares issued in connection with

    insurance agency acquisition ..........         68,551         1,273            --           --          --         1,273

Purchase and retirement of common stock ...       (739,617)      (17,680)           --           --          --       (17,680)

Stock options exercised ...................         46,650           454            --           --          --           454
                                                -----------------------------------------------------------------------------
Balance, June 30, 1999 ....................     17,817,786     $ 105,463     $ 124,627     $     --     $ 1,550     $ 231,640
                                                =============================================================================


See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              FOR THE SIX MONTHS ENDED
--------------------------------------------------------------------------------------
                                                              JUNE 30,       JUNE 30,
(Dollars in Thousands)                                          1999           1998
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................. $  12,694      $  12,804
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for loan losses.................................      2,225          1,262
  Depreciation..............................................      1,916          1,389
  Premium amortization and discount accretion, net..........        103            160
  Net gain on securities available for sale transactions....       (618)        (1,957)
  Amortization of unearned stock compensation...............         --          1,783
  Net gain on sale of other real estate.....................        (59)          (434)
  Net gain on sale of mortgage loans........................     (1,757)            --
  Net loss on sale of premises and equipment................         22             --
  Origination of mortgage loans held for sale...............    (28,340)       (35,874)
  Proceeds from sale of mortgage loans available for sale...    178,830         36,074
  Decrease in other assets..................................      5,883          1,266
  Increase (decrease) in other liabilities..................      5,356           (907)
                                                              ---------      ---------
         Net cash provided by operating activities..........    176,255         15,566
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale......      7,589         13,887
  Proceeds from maturities of securities available for sale.     34,912         54,098
  Purchase of securities available for sale.................    (43,019)       (64,849)
  Net increase in loans.....................................   (103,375)      (126,156)
  Proceeds from sales of other real estate..................      2,427          3,203
  Proceeds from sales of premises and equipment.............        540             --
  Purchase of premises and equipment........................     (3,666)        (2,386)
                                                              ---------      ---------
         Net cash used by investing activities..............   (104,592)      (122,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, money market and savings
    accounts................................................     25,439         13,843
  Net increase (decrease) in certificates of deposit........    (19,023)         7,608
  Net increase (decrease) in securities sold under
    repurchase agreements and other borrowings..............    (69,748)        97,304
  Purchase and retirement of common stock...................    (17,680)           (18)
  Proceeds from issuance of common stock....................        454          1,567
  Dividends paid............................................     (6,145)        (5,233)
                                                              ---------      ---------
         Net cash provided (used) by financing activities...    (86,703)       115,071
                                                              ---------      ---------
         Net increase (decrease) in cash and cash
          equivalents.......................................    (15,040)         8,434
         Cash and cash equivalents at beginning of period...     59,999         58,730
                                                              ---------      ---------
         Cash and cash equivalents at end of period.........  $  44,959      $  67,164
                                                              =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................  $  32,778      $  33,712
                                                              =========      =========
    Income taxes............................................  $   4,873      $   7,997
                                                              =========      =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Transfer of loans and premises and equipment to
  other real estate owned...................................  $   1,107      $   3,052
                                                              =========      =========
  Unrealized loss on securities available for sale
    (net of tax benefit of $2,973 and $157 for June 30,
    1999 and June 30, 1998, respectively)...................      4,928      $     266
                                                              =========      =========
  Transfer of loans in portfolio to available for sale......  $ 147,555      $      --
                                                              =========      =========

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 AND 1998 (UNAUDITED)


1. The accompanying consolidated financial statements present the consolidated financial condition and results of operations of First Charter Corporation (the "Corporation") and its wholly owned subsidiary, First Charter National Bank (the "Bank"), a commercial bank operating in Mecklenburg, Cabarrus, Union, Rowan, Rutherford and Cleveland counties of North Carolina. In addition, through its subsidiary First Charter Brokerage Services, the Bank offers discount brokerage services, insurance and annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates three other subsidiaries. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment Inc. is a Delaware corporation organized as a holding company for FCNB Real Estate Inc, a real estate investment trust organized in North Carolina.

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

                                                               Three Months Ended               Six Months Ended
                                                           --------------------------      --------------------------
                                                            June 30,        June 30,         June 30,        June 30,
                                                              1999            1998            1999            1998
             ------------------------------------------------------------------------      --------------------------

             Basic EPS denominator:
                Weighted average number of
                 common shares outstanding.......          18,224,986      18,360,121      18,356,140      18,315,048
             Dilutive effect arising from
                      assumed exercise of
                      stock options..............             101,684         385,420          72,955         397,489
                                                           --------------------------      --------------------------
             Diluted EPS denominator.............          18,326,670      18,745,541      18,429,095      18,712,537
                                                           ==========================      ==========================


         The Corporation paid cash dividends of $0.17 and $0.15 per share during the quarters ended June 30, 1999 and 1998, respectively.

4. The Corporation reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all changes to the Corporation's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Corporation's only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities. The Corporation's total comprehensive income for the three months ended June 30, 1999 and 1998 was $3.6 million and $6.2 million, respectively. For the six months ended June 30, 1999 and 1998, the Corporation recorded comprehensive income of $7.8 million and $12.5 million, respectively.

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

LIQUIDITY

         The Bank derives the major source of its liquidity from its core deposit base. Liquidity is further provided by loan repayments, maturities in the investment portfolios, the ability to secure public deposits, the availability of federal fund lines and repurchase agreements at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Bank is a member of the Federal Home Loan Bank ("FHLB") System, which provides access to FHLB lending sources. At June 30, 1999, the Bank had a line of credit with the FHLB of $460.0 million, with $90.9 million available. Another source of liquidity is the securities in the available for sale portfolio, which may be sold in response to liquidity needs.

Management believes the Bank's sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

         Due to increases in certain interest rates during the first quarter of 1999, and the resulting impact on the Corporation's interest rate risk, the Corporation classified $147.6 million in lower-yielding mortgage loans as held for sale during late March 1999. On March 24, 1999, the Bank entered into agreements for the sale of these loans, with the sales closing in April. The loans were sold with servicing rights retained. The Corporation recognized a gain of approximately $1.8 million on the sales transaction during the second quarter of 1999.

CAPITAL RESOURCES

         At June 30, 1999, total shareholders' equity was $231.6 million, representing a book value of $13.00 per share, compared to $246.0 million, or a book value of $13.34 per share at December 31, 1998. The reduction in shareholders' equity is the result of the Corporation's stock repurchase plan; see further discussion at "RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- FINANCIAL CONDITION".

         At June 30, 1999, the Corporation and the Bank were in compliance with all existing capital requirements. The Corporation's capital requirements are summarized in the table below:

                                                                                    Risk-Based Capital
                                                                     ------------------------------------------------
                                         Leverage Capital               Tier 1 Capital              Total Capital
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)               Amount         Percentage (1)    Amount    Percentage (2)   Amount     Percentage (2)
--------------------------------------------------------------------------------------------------------------------------

Actual.....................         $227,056           12.75%        $227,056      17.34%       $243,425       18.59%
Required...................           71,224            4.00           52,380       4.00         104,760        8.00
Excess.....................          155,832            8.75          174,676      13.34         138,665       10.59

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

         Total assets at June 30, 1999 amounted to $1.79 billion, compared to $1.86 billion at December 31, 1998. Gross loans at June 30, 1999 amounted to $1.37 billion, down from $1.42 billion at December 31, 1998. The decline of $48.5 million was due to the sale of $147.6 million of 30-year fixed rate loans in April, 1999. This sale was discussed at "MANAGEMENT'S

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY". The proceeds of these sales, combined with maturities and paydowns on securities, were utilized to meet loan demand, with the excess used to reduce borrowed funds. Strong loan growth since December 31, 1998, however, has offset a significant portion of the effect of the loan sale. A significant amount of this loan growth has been in the commercial portfolio.

         Securities available for sale totaled $324.9 million at June 30, 1999, representing a decrease of approximately $6.9 million from December 31, 1998. This decrease was primarily due to calls of U.S. Government securities by the issuing agency. The carrying value of securities available for sale was $2.5 million above their amortized cost at June 30, 1999, which represents gross unrealized gains of $5.1 million and gross unrealized losses of $2.6 million.

         Total deposits remained relatively unchanged at $1.13 billion, compared to $1.12 billion at December 31, 1998. Other borrowings declined $69.7 million or 14.8%, to $400.2 million at June 30, 1999 from $469.9 million at December 31, 1998. This decline was due to the partial use of the loan sale proceeds to reduce borrowed funds, as discussed above. Shareholders' equity declined to $231.6 million from $246.0 million at December 31, 1998, due to the repurchase of the Corporation's common stock. The Corporation announced in a press release on April 27, 1999 its intent to repurchase up to one million shares of its common stock. As of June 30, 1999, the Corporation has repurchased and retired 739,617 shares to date, at a weighted average price of $23.90 per share. The Corporation intends to continue its repurchase program at its discretion based on market conditions.

RESULTS OF OPERATIONS

         Net income for the three month period ended June 30, 1999 was $6.5 million, or $0.36 diluted income per share, compared to $6.6 million, or $0.35 diluted income per share for the comparable period in 1998. An increase in net interest income of $636,000 over the 1998 quarter, an increase in noninterest income of $1.2 million over the prior year quarter, and a decrease in income tax expense of $531,000 were offset by increases in the provision for loan losses and in noninterest expense of $650,000 and $1.9 million, respectively.

         During the six month period ended June 30, 1999, net income remained relatively consistent, amounting to a decrease of $110,000 from the same period in 1998. This resulted from an increase in net interest income of $1.5 million in 1999 compared to the 1998 period, combined with an increase in noninterest income of $1.4 million and a decrease in income tax expense of $843,000, offset by a $1.0 million increase in the provision for loan losses and a $2.9 million increase in noninterest expense. On an annualized basis, 1999 year to date results represent a return on average assets of 1.39% versus 1.49% and a return on average equity of 10.64% versus 10.35%, for the periods ended June 30, 1999 and 1998, respectively.

         For the three month period ended June 30, 1999, net interest income increased $635,000 over the comparable period in 1998. The increase was the net result of a decrease in total interest income of $1.0 million and a decrease in total interest expense of $1.6 million. As discussed at "Results Of Operations And Financial Condition--Financial Condition", the Bank sold $147.6 million of 30-year fixed rate mortgage loans in April, 1999, using the proceeds to reduce borrowed funds and to fund new lending. This sale reduced both interest income and interest expense. However, increased commercial lending has offset a significant portion of the sold loans, mitigating much of the reduction in interest income resulting from the April loan sale and contributing to the increase in net interest income. As a result, average loan balances during the 1999 quarter increased to $1.36 billion from $1.34 billion in the prior year quarter. Average loan yields during the quarter declined somewhat to 8.42% from 8.71%, largely resulting from a 75 basis point decline in the prime rate of interest during the latter part of 1998, which affected a significant portion of the Bank's loan rates. An additional factor contributing to the increase in net interest income was the Bank's reduction in the cost of deposits. While average deposits increased 17.2% over the 1998 quarter, to $1.13 billion, the average cost of deposits declined to 3.92%, from 4.79% in the prior year quarter. This was the result of controlling the renewal rates of higher rate certificates of deposit and by reducing the rate paid on many checking accounts from 2.5% to 0.65%.

         Net interest income for the six month period ended June 30, 1999 increased $1.5 million, or 4.7%, over the comparable prior year period. Factors contributing to this increase are similar to the factors discussed above relative to the quarter ended June 30, 1999, except that the loan sale in April 1999 impacted the six month period to a lesser extent due to the length of time these loans were outstanding.

         Management continues to assess interest rate risk based on an earnings simulation model. The Corporation's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Assuming a 300 basis point change in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk has declined from approximately 6.5% of net interest income at December 31, 1998 to approximately 4.5% at June 30, 1999. This decrease in sensitivity was largely due to the aforementioned sale of 30-year fixed rate mortgage loans. Because immediately rate sensitive interest bearing liabilities exceed immediately rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. In the future, the Corporation is considering the limited use of interest rate swaps, caps, or floors.

         The provision for loan losses for the quarter ended June 30, 1999 was $1.3 million, compared to $600,000 for the quarter ended June 30, 1998. The provision for loan losses for the six months ended June 30, 1999 was $2.2 million, compared to $1.3 million for the six months ended June 30, 1998. The increase in the provision for the three and six months ended June 30, 1999 was partially due to the aforementioned growth in commercial lending, as commercial loans typically require a higher reserve level than home mortgages. Commercial loans are usually either unsecured or are secured with commercial real estate, accounts receivable, or inventory, compared to home mortgage loans which are generally secured by first mortgages on single family residences. Historically, commercial loans have had a higher charge-off ratio than home mortgage loans. Both of these factors have resulted in commercial loans being assigned a larger reserve factor (generally 1.25% to 1.50%) in the Corporation's allowance for loan losses model when compared to home mortgage loans (generally 0.25%). At June 30, 1999 and December 31, 1998, the allowance for loan losses as a percentage of gross loans was 1.21% and 1.10%, respectively. The current year increase is due to the growing proportion of commercial loans in the Corporation's loan portfolio.

         Net charge-offs during the six months ended June 30, 1999 decreased to $761,000, compared to net charge-offs of $1.3 million for the same period in 1998. During the first six months of 1998, a higher level of loans were charged-off related to loans from the Carolina State Bank

(acquired by the Bank in December 1997) loan portfolio, which had been previously provided for in the allowance for loan losses.

         As part of the continual grading process used to monitor the credit quality of the loan portfolio, an analysis is performed monthly that is independent from any analysis performed in conjunction with the origination of loans. Based on this review, management believes the allowance to be adequate; however, future adjustments may be necessary if economic and other conditions differ substantially from management's assumptions.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and losses on real estate owned. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         The following table presents changes in the allowance for loan losses for the six months ended June 30, 1999, and 1998, respectively.

                                                                               June 30,                 June 30,
  (Dollars in thousands)                                                           1999                     1998
----------------------------------------------------------------------------------------------------------------

Beginning balance....................................................        $   15,554               $   15,263
Provision charged to operations......................................             2,225                    1,262

Allowance related to loans sold......................................              (369)                      --

Loan charge-offs.....................................................            (1,107)                  (1,588)
Less loan recoveries.................................................               346                      312
                                                                             ----------               ----------
      Net loan charge-offs...........................................              (761)                  (1,276)
                                                                             ----------               ----------

Ending balance.......................................................        $   16,649               $   15,249
                                                                             ==========               ==========


         At June 30, 1999, the recorded investment in loans that were considered to be impaired under the FASB Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures," was $5.4 million (of which $4.9 million has been placed on nonaccrual status) compared to the recorded investment in impaired loans of $3.9 million (of which $2.8 million was on nonaccrual status) at December 31, 1998. The increase since December 1998 was primarily due to one developer (with total balances of approximately $2.5 million) whose sales have been slower than projected, causing the borrower to fall behind in loan payments to the Bank. The related allowance for loan losses on impaired loans was $1.4 million and $1.3 million at June 30, 1999 and December 31, 1998, respectively. The average recorded investment in impaired loans for the six months ended June 30, 1999, and 1998 was $5.1 million and $3.8 million, respectively. For the six months ended June 30, 1999, and 1998, the Corporation recognized interest income recorded on impaired loans of $153,000 and $13,000, respectively, none of which was recognized using the cash method of income recognition.

         Total problem assets at June 30, 1999 were $14.1 million or 1.03% of gross loans, compared to $12.1 million or 0.85% at December 31, 1998. The increase in problem assets is primarily attributable to an increase in loans that are 90 days or more past due and still accruing interest. The majority of this increase is attributable to home mortgage loans that are in the process of collection. The level of nonaccrual loans remained essentially unchanged at June 30, 1999 when compared to nonaccrual loans at December 31, 1998. This resulted from approximately $2.4 million of loans which had been placed in nonaccrual status at December 31 being either collected or returned to accrual status, the effect of which was offset by the addition of the aforementioned $2.5 million loans to one borrower being placed in nonaccrual status during the second quarter of 1999. The components of nonperforming and problem assets are presented in the table below:

                                                                         June 30,        December 31,
(Dollars in thousands)                                                       1999                1998
-----------------------------------------------------------------------------------------------------

Nonaccrual loans................................................        $   5,873           $   5,758
Restructured loans..............................................              388                 577
Other real estate ..............................................            2,276               3,537
                                                                        ---------           ---------
    Total non-performing assets.................................            8,537               9,872
Loans 90 days or more
  past due and still accruing...................................            5,553               2,270
                                                                        ---------           ---------
Total problem assets............................................        $  14,090           $  12,142
                                                                        =========           =========


         Interest income that would have been recorded on nonaccrual loans for the six months ended June 30, 1999, and 1998, had they performed in accordance with their original terms, amounted to approximately $256,000 and $167,000, respectively. Interest income actually recorded on non-accrual loans during the six months ended June 30, 1999 amounted to $62,000. There was no interest recorded on non-accrual loans during the six months ended June 30, 1998.

         Other real estate decreased $1.3 million due to the sales of other real estate during the first six months of 1999. The primary components of this decrease were the disposition of a parcel of undeveloped single family residential property ($767,000) and a commercial building ($820,000). This former property had been obtained by foreclosure from a large borrower who had declared bankruptcy several years earlier.

         Noninterest income increased approximately $1.2 million and $1.4 million for the three and six month periods ended June 30, 1999 over the comparable periods in 1998. Included in these amounts, however, were gains on sales of securities available for sale amounting to $274,000 and $618,000 during the three and six months periods ended June 30, 1999, compared to gains of $970,000 and $2.0 million during the comparable prior year periods. The 1999 periods also included a $1.8 million gain on the sale of loans during April 1999, with no such sale occurring during the prior year. The six months ended June 30, 1998 included a gain of $385,000 on the sale of the Bank's merchant credit card program, with no such sale occurring in the current year. Noninterest income, excluding the above nonrecurring gains, amounted to $3.3 million and $6.8 million during the three and six months ended June 30, 1999, compared to $2.8 million and $5.4 million during the comparable 1998 periods. The major component of the increases over the prior year was income from insurance services. This resulted from the Corporation's purchase of three insurance agencies during the fourth quarter of 1998 and one additional agency in the first quarter of 1999.

         Noninterest expense during the quarter ended June 30, 1999 increased approximately $1.9 million, or 19.1%, over the comparable period in 1998. The primary components of this increase were an increase in occupancy expenses of $402,000, an increase in advertising expenses of $539,000, and an increase in professional expenses of $500,000. The occupancy expense increase was a result of the leasing of additional office space to accommodate growth, with attendant upfitting and utility costs. Advertising expenses increased due to a new brand advertising campaign designed to increase First Charter's name recognition throughout the greater Charlotte metropolitan area. Professional expenses increased due to Year 2000 preparation expenses and to costs incurred in the formation of a real estate investment trust. Noninterest expense for the six months ended June 30, 1999 increased $2.9 million, or 14.7% over the 1998 period. The primary components of this increase were an increase in occupancy expenses of $786,000, an increase in advertising expenses of $555,000, and an increase in professional expenses of $599,000. The factors contributing to these increases are the same issues affecting the June quarter.

         Total income tax expense for the three month period ended June 30, 1999 decreased $531,000, compared to the comparable period in 1998. This was attributable to a change in the effective tax rate from 34.8% to 31.6%, primarily due to a reduction in state income taxes.

YEAR 2000 CONSIDERATION

Year 2000 Compliance

         The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 approaches. These problems generally arise because most computer hardware and software historically have used only two digits to identify the applicable year. Since there may be no accommodation for the full four-digit year, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This error could result in system failure or miscalculations causing disruption of operations, including, among other things a temporary inability to process customer transactions, properly accrue interest income and expense or engage in similar normal banking activities. In addition, non-banking systems, such as security alarms, telephones, vaults, etc., are also subject to malfunction due to their dependence upon software that utilizes special codes and conventions using the date field.

State of Readiness

         The Corporation recognizes the potentially severe implications of the Year 2000 Issue. The Board of Directors of the Corporation has approved a Year 2000 Action Plan ("Action Plan") that has been developed in accordance with the Federal Financial Institutions Examination Council ("FFIEC") guidelines. The Action Plan consists of five phases: (1) awareness, (2) assessment, (3) remediation, (4) validation, and (5) implementation. The Corporation has substantially completed all phases of its Action Plan. In completing phase 2, the Corporation performed a thorough inventory of its Information Technology ("IT") and non-IT systems to identify all potential Year 2000 exposed systems and equipment. The items identified in the inventory were then categorized as "mission critical" or "non-mission critical" depending on the Corporation's dependence on the system or equipment to perform daily operations and conduct business. This classification allowed the Corporation to prioritize its efforts in remediating systems and dealing with third party vendors.

         Since the Corporation generally does not perform in-house programming of its core operating systems, it is dependent on its third-party vendors for modifications and conversions of its existing systems to correct the effects of the Year 2000 Issue. Accordingly, the vast majority of phases 3 and 4 involved receiving and testing vendor solutions with the Corporation's operating systems and equipment. The Corporation divided phase 4 validation, or testing, into its own three step "Y2K Test Plan". In the first step of the Y2K Test Plan, the Corporation procured written documentation from its software and hardware vendors, as well as the providers of facilities using embedded chip technology, with respect to its Year 2000 compliance plan. Step 1 of the Y2K Test Plan also included the initial phase 3 remediation. Upgrades and patches were installed to existing equipment. Step 2 of the Y2K Test Plan included testing of all the applications in the Corporation's technology environment. For those vendors that supply functionality as third-party processors, FFIEC proxy testing guidelines were implemented. The Corporation recognizes the need for data and information exchange between applications. In recognition of this constant flow of data and information, the Corporation included a third step in its Y2K Test Plan. Step 3 was an integrated test in which applications with interfaces have been linked in a test environment to emulate the Corporation's technology environment. Step 3 testing has been completed. Phase 5 implementation includes the business user acceptance outlined in the FFIEC guidelines, and the Corporation has included business user acceptance in all steps of the Y2K Test Plan. Phase 5 also includes the Corporation's Clean Management strategy, which recognizes the need to protect the integrity and validity of the test results by keeping the production environment the same as the testing environment. The Corporation's Clean Management strategy will remain in place throughout 1999.

         The September 1998 merger with HFNC Financial Corp. and the Bank's related March 1999 merger with HFNC's subsidiary, Home Federal Savings and Loan Association ("Home Federal"), are not expected to significantly impact the Action Plan or the Corporation's state of readiness for Year 2000 compliance. The Corporation has incorporated all surviving Home Federal IT and non-IT systems in all phases of its Year 2000 Action Plan.

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

Year 2000 Costs

         Since the Corporation relies on third party vendors for substantially all of its IT systems, the expected cost to the Corporation of the Year 2000 project is not expected to exceed $500,000. Included in this amount are costs for hardware, software and facilities upgrades, customer communications, testing, and other direct, incremental costs required to pursue the Action Plan. Not included in this estimate are the indirect costs associated with the involvement of existing employees in daily Year 2000 Action Plan activities, an amount that has not been quantified by management. All remediation costs will be expensed in the period incurred and will be funded through normal operating cash flow. Year 2000 project costs during the three and six month periods ended June 30, 1999 were $140,000 and $195,000, respectively; all such costs to date total approximately $320,000.

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

Contingency Planning

         The Corporation has developed two contingency plans: a Remediation Contingency Plan and a Business Resumption Contingency Plan. The Remediation Contingency Plan has been used throughout the remediation process as a plan for selecting alternate software solutions should an existing application fail to pass the Corporation's Year 2000 criteria. The Corporation has substantially completed its application testing. However, should the Corporation experience problems after January 1, 2000 it will use the Remediation Plan to consider alternatives.

         A Business Resumption Contingency Plan has also been developed to mitigate the potential effects of a disruption in normal business operations, if one should occur despite the best efforts of the Corporation. The Plan includes specific identification of manual solutions should an automated solution be temporarily unavailable. The Plan also includes scenarios addressing an outage of telecommunications and electricity. As a part of the Plan, the Corporation has secured a generator for the main operations facility. Personnel will be deployed during the morning of January 1, 2000 to assess the ability of the Corporation to operate normally. Resources will be assigned to all applications, financial service centers and ATM's. The results will be compiled in a centralized area. After the compilation, technical resources will be deployed based on a business impact analysis and vendors will be notified. The Corporation has asked all employees to refrain from taking vacation from December 15, 1999 to January 15, 2000. The Corporation will have staff available the entire weekend of January 1, 2000 to assist in any problem resolution. The Business Resumption Contingency Plan will be tested on September 9, 1999 (9/9/99), due to the significance of this date in many programming languages.

Year 2000 Readiness Disclosure

         All Year 2000 discussion is designated as Year 2000 Readiness Disclosures. Year 2000 Readiness Disclosures are covered under the Year 2000 Information and Readiness Disclosure Act passed on October 19, 1998.

ACCOUNTING AND REGULATORY MATTERS

         Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be included as assets or liabilities in the balance sheet and that such instruments be carried at fair market value through adjustments to either other comprehensive income or current earnings or both, as appropriate. The Corporation is in the process of assessing the impact of this Standard. The Standard was originally effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation date of SFAS No. 133 has been delayed by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" to fiscal quarters of fiscal years beginning after June 15, 2000.

         Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," establishes accounting and reporting standards for certain mortgage banking activities. It conforms the subsequent accounting for securities retained after the securitization of other types of assets. This Standard was adopted in the first quarter of 1999; its effect on the Corporation has not been material.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following table presents the scheduled maturity of market risk sensitive instruments at June 30, 1999:

(Dollars in thousands)
                                                                                             There
Maturing in:               1 Year       2 Years      3 Years      4 Years      5 Years       -after       Total
-----------------------------------------------------------------------------------------------------------------

ASSETS
Debt securities.....    $    9,008    $   23,173   $   15,499   $   39,801   $   54,323   $  145,191   $  286,995
Loans...............       298,373        54,743       76,814       79,977      171,994      675,434    1,357,335
                        -----------------------------------------------------------------------------------------
   Total............    $  307,381    $   77,916   $   92,313   $  119,778   $  226,317   $  820,625   $1,644,330
                        =========================================================================================

LIABILITIES
Savings, NOW, Demand
   and IMMA's.......    $  554,238    $       --   $       --   $       --   $       --   $       --   $  554,238
CD's................       474,624        24,928       68,567        5,162        1,000          932      575,213
Short-term
   borrowings.......       121,862            --           --           --           --           --      121,862
Long-term
   borrowings.......        31,426           426          283      114,840       55,090       76,269      278,334
                        -----------------------------------------------------------------------------------------
     Total..........    $1,182,150    $   25,354   $   68,850   $  120,002   $   56,090   $   77,201   $1,529,647
                        =========================================================================================


         The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at June 30, 1999:

                                                        Average            Estimated
(Dollars in thousands)           Total               Interest Rate         Fair Value
-------------------------------------------------------------------------------------

ASSETS
Debt Securities..........     $  286,995                  6.51%            $  286,995
Loans....................      1,357,335                  8.20              1,359,701
                              ----------                                   ----------
     Total ..............     $1,644,330                  7.91             $1,646,696
                              ==========                                   ==========

LIABILITIES
Savings, NOW, Demand
  and IMMA's.............     $  554,238                  2.31             $  553,949
CD's.....................        575,213                  5.28                572,717
Short-term
  borrowings.............        121,862                  5.11                121,866
Long-term
  borrowings.............        278,334                  5.22                269,776
                              ----------                                   ----------
     Total...............     $1,529,647                  4.18             $1,518,308
                              ==========                                   ==========

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In June 1995, a lawsuit was initiated against Home Federal (a former subsidiary of the Corporation that was merged into the Bank in March 1999) by a borrower's affiliated companies in which the plaintiffs alleged that Home Federal wrongfully set-off certain funds in an account being held and maintained by Home Federal. In addition, the plaintiffs alleged that as a result of the wrongful set-off, Home Federal wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of Home Federal constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorneys' fees. Home Federal denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgement, recommending the dismissal of all claims asserted against Home Federal. In October 1997, the United States District Court entered an order granting summary judgment in favor of Home Federal. The Fourth Circuit Court of Appeals, on June 8, 1999 affirmed the grant of summary judgement and dismissal of the matter.

         In December 1996, Home Federal filed a suit against the borrower and his company and against the borrower's wife, daughters, and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets, which may be used to satisfy a portion of the judgments obtained in favor of Home Federal prior to litigation. The borrower's wife filed a counterclaim against Home Federal alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to Home Federal for application on a debt owed by one of her husband's corporations, claiming that officers of Home Federal promised to resume making loans to her husband's corporation after the payment. The Corporation, as successor in interest to Home Federal, and its officers vigorously deny all of her allegations. The counterclaim seeks actual and punitive damages together with interest and attorneys' fees. In June 1998, Home Federal removed this case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the defendant was the debtor in a pending bankruptcy case. The Corporation believes it has strong defenses to the defendant's counterclaim, but counsel for the Corporation cannot, at this time, give an opinion as to the likely outcome of this matter.

         In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of Home Federal and against an officer of another financial institution. The action was removed from the state court to the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action in the Superior Court of Mecklenburg County, North Carolina against the two executive officers of Home Federal and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of Home Federal. Plaintiffs claim actual damages, treble damages, and punitive damages together with interest, attorneys' fees, and other costs. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. All defendants filed motions for summary judgments in the action pending in the bankruptcy court, which were granted. No appeal was taken and that matter is now concluded. All defendants also filed motions for summary judgment in the state court action which were also granted, and that lawsuit was dismissed in January 1998 by the Superior Court of Mecklenburg County. The plaintiff appealed the order granting summary judgment to the North Carolina Court of Appeals. In July 1998, the defendants removed the state court case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the plaintiff was a debtor in a pending bankruptcy case. As a result of the removal, the North Carolina Court of Appeals entered an order staying further proceedings in the North Carolina Court of Appeals in August 1998. Thereafter, the United States Bankruptcy Court adopted the ruling of the state court and also dismissed the lawsuit. The plaintiff is attempting to appeal that dismissal. The Corporation, as successor in interest to Home Federal, has agreed to indemnify both of its officers with respect to costs, expense, and liability which might arise in connection with both of these cases.

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

Item 4.  Submission of matters to a Vote of Security Holders.

                  (a) First Charter Corporation's Annual Meeting of Shareholders was held on April 27, 1999.

                  (b) The following directors were elected for three-year terms expiring in 2002:


                                                                            For                Withheld
                                                                       ----------------   -------------

                  William R. Black                                       13,709,586             155,110
                  John J. Godbold, Jr.                                   13,775,012              89,685
                  John M. McCaskill                                      13,774,680              90,017
                  Frank H. Hawfield, Jr.                                 13,774,866              89,830


                  The following directors' terms of office continued after the Annual Meeting:

                  J. Knox Hillman, Jr.
                  Lawrence M. Kimbrough
                  Dr. Jerry E. McGee
                  Thomas R. Revels
                  Michael R. Coltrane
                  J. Roy Davis, Jr.
                  Charles F. Harry, III
                  Hugh M. Morrison

                  A brief description of the other matters (exclusive of procedural matters) voted upon at the meeting is set forth below:

                  A motion to ratify the action of the Board of Directors in selection of KPMG LLP as independent public accountants for 1999 was adopted by a vote of the majority of the votes cast with respect to shares of the Corporation's Common Stock, as follows:

                  For:                                   13,776,422
                  Against:                                   33,697
                  Abstained:                                 54,578

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

                         27                     Financial Data Schedules


         (b)      Reports on Form 8-K

                  (i) On April 15, 1999, the Corporation filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof its earnings for the fiscal quarter ended March 31, 1999.

                  (ii) On April 27, 1999, the Corporation filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof its planned repurchase of up to one million shares of its common stock, and the Corporation's declaration of a $0.17 per share dividend for the second quarter.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST CHARTER CORPORATION
                                            (Registrant)




Date:  August 5, 1999                 By:   /s/  Robert O. Bratton
                                            ------------------------------------
                                            Robert O. Bratton
                                            Executive Vice President &
                                            Principal Financial and
                                            Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.
(per Exhibit Table
in item 601 of                                                       Sequential
Regulation S-K)             Description of Exhibits                  Page Number


      27                    Financial Data Schedules (for SEC use only)