Form 10-Q
period 1999-09-30
FIRST CHARTER CORP /NC/
filed 1999-11-15
CIK 717306

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number   0-15829

                            FIRST CHARTER CORPORATION
             (Exact name of registrant as specified in its charter)

         North Carolina                                    56-1355866
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            22 Union Street North, Concord, North Carolina   28025
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

         17,566,729 shares of Common Stock, no par value, outstanding as of November 15, 1999.

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                   First Charter Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                             September 30,          December 31,
                                                     1999                  1998
--------------------------------------------------------------------------------
(Dollars in thousands)                         (Unaudited)
--------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                       $    36,867           $    41,884
Federal funds sold                                    --                  6,402
Interest bearing bank deposits                      4,978                11,713
Securities available for sale, cost of
  $342,227 at September 30, 1999 and
  $321,357 at December 31, 1999                   342,037               331,799
Loans                                           1,384,714             1,422,676
     Less:   Unearned income                         (229)                 (155)
             Allowance for loan losses            (16,837)              (15,554)
                                              ----------------------------------
     Loans, net                                 1,367,648             1,406,967
                                              ----------------------------------
Premises and equipment, net                        31,906                30,603
Other assets                                       36,443                34,989
                                              ----------------------------------
         Total assets                         $ 1,819,879           $ 1,864,357
                                              ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits, domestic:
         Noninterest bearing demand           $   127,711           $   119,519
         Interest bearing                       1,008,895             1,003,516
                                              ----------------------------------
             Total deposits                     1,136,606             1,123,035
Other borrowings                                  426,704               469,944
Other liabilities                                  28,119                25,406
                                              ----------------------------------
         Total liabilities                      1,591,429             1,618,385
                                              ----------------------------------

Shareholders' equity:
Common stock - no par value; authorized
  50,000,000 shares, issued and outstanding
  17,565,195 shares at 9/30/99 and
  18,442,202 shares at 12/31/98                    99,790               121,416
Retained earnings                                 128,759               118,078
Accumulated other comprehensive income:
  Unrealized gain (loss) on securities
    available for sale, net                           (99)                6,478
                                              ----------------------------------
         Total shareholders' equity               228,450               245,972
                                              ----------------------------------
         Total liabilities and
           shareholders' equity               $ 1,819,879           $ 1,864,357
                                              ==================================

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                    For the Three Months Ended
--------------------------------------------------------------------------------
                                                   September 30,   September 30,
(Dollars in thousands, except per share data)              1999            1998
--------------------------------------------------------------------------------
Interest income:
          Loans                                    $     28,594    $     29,548
          Federal funds sold                                  8             316
          Interest bearing bank deposits                     36              51
          Securities available for sale                   4,913           4,713
                                                   -----------------------------
                Total interest income                    33,551          34,628
                                                   -----------------------------
Interest expense:
          Deposits                                       10,897          11,715
          Federal funds purchased and securities
              sold under agreements to repurchase           310           1,836
          Federal Home Loan Bank and other
            borrowings                                    5,141           4,588
                                                   -----------------------------
                  Total interest expense                 16,348          18,139
                                                   -----------------------------
                              Net interest income        17,203          16,489
          Provision for loan losses                         375             655
                                                   -----------------------------
          Net interest income after provision for
              loan losses                                16,828          15,834
                                                   -----------------------------
Noninterest income:
          Trust income                                      583             492
          Service charges on deposit accounts             1,159           1,078
          Insurance and other commissions                   952             471
          Securities available for sale
            transactions, net                               225               5
          Gain on sale of property                        1,752             --
          Other                                             702             653
                                                   -----------------------------
                  Total noninterest income                5,373           2,699
                                                   -----------------------------
Noninterest expense:
          Salaries and fringe benefits                    6,374           5,988
          Occupancy and equipment                         1,883           1,522
          Merger expense                                    --           18,192
          Other                                           3,392           3,597
                                                   -----------------------------
                  Total noninterest expense              11,649          29,299
                                                   -----------------------------
                              Income (loss) before
                                income taxes             10,552         (10,766)
      Income taxes (benefit)                              3,434          (1,318)
                                                   -----------------------------
      Net income (loss)                            $      7,118    $     (9,448)
                                                   =============================
Net income (loss) per share:
                  Basic                            $       0.40    $      (0.52)
                  Diluted                          $       0.40    $      (0.51)
Weighted average shares:
                  Basic                              17,670,835      18,304,490
                  Diluted                            17,763,070      18,657,474

See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                     For the Nine Months Ended
--------------------------------------------------------------------------------
                                                    September 30,  September 30,
(Dollars in thousands, except per share data)               1999           1998
--------------------------------------------------------------------------------
Interest income:
          Loans                                     $     86,907   $     86,736
          Federal funds sold                                 117            802
          Interest bearing bank deposits                     237            166
          Securities available for sale                   14,289         14,199
                                                    ----------------------------
                Total interest income                    101,550        101,903
                                                    ----------------------------
Interest expense:
          Deposits                                        33,140         34,541
          Federal funds purchased and securities
            sold under agreements to repurchase            2,333          5,288
          Federal Home Loan Bank and other
            borrowings                                    14,522         12,781
                                                    ----------------------------
                  Total interest expense                  49,995         52,610
                                                    ----------------------------
                              Net interest income         51,555         49,293
      Provision for loan losses                            2,600          1,917
                                                    ----------------------------
          Net interest income after provision
            for loan losses                               48,955         47,376
                                                    ----------------------------
Noninterest income:
          Trust income                                     1,683          1,439
          Service charges on deposit accounts              3,331          3,186
          Insurance and other commissions                  2,935          1,095
          Securities available for sale
            transactions, net                                843          1,962
          Gain on sale of loans                            1,757            --
          Gain on sale of property                         1,752            --
          Other                                            2,213          2,795
                                                    ----------------------------
                  Total noninterest income                14,514         10,477
                                                    ----------------------------
Noninterest expense:
          Salaries and fringe benefits                    17,980         17,624
          Occupancy and equipment                          5,463          4,332
          Merger expense                                     --          18,192
          Other                                           10,801          8,844
                                                    ----------------------------
                  Total noninterest expense               34,244         48,992
                                                    ----------------------------
                              Income before
                                income taxes              29,225          8,861
      Income taxes                                         9,413          5,505
                                                    ----------------------------
      Net income                                    $     19,812   $      3,356
                                                    ============================

Net income per share:
                  Basic                             $       1.09   $       0.18
                  Diluted                           $       1.09   $       0.18
Weighted average shares:
                  Basic                               18,125,195     18,311,489
                  Diluted                             18,204,647     18,693,390

See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                                      ESOP and      Accumulated
                                                     Common Stock                     Unvested         Other
                                               ----------------------    Retained    Restricted     Comprehensive
(Dollars in thousands)                           Shares       Amount     Earnings      Stock           Income       Total
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                     19,068,298   $ 139,712    $ 119,899   $ (21,234)       $ 5,532     $ 243,909
Comprehensive income:
    Net income through September 30, 1998             --          --         3,356         --             --          3,356
    Unrealized gain on securities available
      for sale, net                                   --          --           --          --             856           856
                                                                                                                  ---------
                Total comprehensive income                                                                            4,212

Cash dividends                                        --          --        (7,883)        --             --         (7,883)
Purchase and retirement of common stock          (698,574)    (16,895)         --          --             --        (16,895)
Stock options exercised and Dividend
  Reinvestment Plan stock issued                  148,305       2,090          --          --             --          2,090
Pre-merger transactions of pooled bank            (51,047)     (3,407)         --       21,234            --         17,827
                                           ---------------------------------------------------------------------------------
Balance, September 30, 1998                    18,466,982   $ 121,500    $ 115,372   $     --         $ 6,388     $ 243,260
                                           =================================================================================


Balance, December 31, 1998                     18,442,202   $ 121,416    $ 118,078   $     --         $ 6,478     $ 245,972
Comprehensive income:
    Net income through September 30, 1999             --          --        19,812         --             --         19,812
    Unrealized loss on securities
      available for sale, net                         --          --           --          --          (6,577)       (6,577)
                                                                                                                  ----------
                Total comprehensive income                                                                           13,235
Cash dividends                                        --          --        (9,131)        --             --         (9,131)
Shares issued in connection with
  insurance agency acquisition                     68,551       1,273          --          --             --          1,273
Purchase and retirement of common stock          (994,148)    (23,389)         --          --             --        (23,389)
Stock options exercised                            48,590         490          --          --             --            490
                                           ---------------------------------------------------------------------------------
Balance, September 30, 1999                    17,565,195   $  99,790    $ 128,759   $     --         $   (99)    $ 228,450
                                           =================================================================================


See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                               1999                1998
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  19,812          $   3,356
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for loan losses                                                   2,600              1,917
        Depreciation                                                                2,967              2,176
        Premium amortization and discount accretion, net                              137                240
        Net gain on securities available for sale transactions                       (843)            (1,962)
        Net gain on sale of other real estate                                        (540)              (416)
        Gain on sale of mortgage loans                                             (1,757)               --
        Net (gain) loss on sale of premises and equipment                          (1,730)                10
        Origination of mortgage loans held for sale                               (20,487)           (62,473)
        Proceeds from sale of mortgage loans available for sale                   172,699             55,903
        Decrease (increase) in other assets                                         3,281             (7,593)
        Increase in other liabilities                                               2,711             11,905
                                                                                ------------------------------
                Net cash provided by operating activities                         178,850              3,063
                                                                                ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sales of securities available for sale                       12,380             27,230
        Proceeds from maturities of securities available for sale                  38,739             81,876
        Purchase of securities available for sale                                 (71,282)          (101,348)
        Net increase in loans                                                    (117,375)          (144,123)
        Proceeds from sales of other real estate                                    3,500              3,800
        Proceeds from sales of premises and equipment                               2,970                 44
        Purchase of premises and equipment                                         (5,510)            (5,048)
                                                                                ------------------------------
                Net cash used by investing activities                            (136,578)          (137,569)
                                                                                ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in demand, money market and savings accounts                  33,027             39,986
        Net decrease in certificates of deposit                                   (19,456)            (6,252)
        Net increase (decrease) in securities sold under repurchase
          agreements and other borrowings                                         (43,240)           114,674
        Purchase and retirement of common stock                                   (23,389)           (16,895)
        Proceeds from issuance of common stock                                      1,763              2,090
        Decrease in ESOP and Restricted stock trusts                                  --              17,827
        Dividends paid                                                             (9,131)            (7,883)
                                                                                ------------------------------
                Net cash provided (used) by financing activities                  (60,426)           143,547
                                                                                ------------------------------
                Net increase (decrease) in cash and cash equivalents              (18,154)             9,041
                Cash and cash equivalents at beginning of period                   59,999             58,730
                                                                                ------------------------------
                Cash and cash equivalents at end of period                      $  41,845          $  67,771
                                                                                ==============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
          Interest                                                              $  48,806          $  45,614
                                                                                ==============================
          Income taxes                                                          $   4,898          $   8,957
                                                                                ==============================
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Transfer of loans and premises and equipment
    to other real estate owned                                                  $   2,696          $   3,572
                                                                                ==============================
  Unrealized gain (loss) in value of securities available for sale
    (net of tax benefit (expense) of $4,055 and ($578) for
    September 30, 1999 and September 30, 1998, respectively)                    $  (6,577)         $     856
                                                                                ==============================
  Issuance of stock in purchase acquisition                                     $   1,273          $     --
                                                                                ==============================
  Transfer of loans held for investment to held for sale                        $ 147,555          $     --
                                                                                ==============================

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 AND 1998 (UNAUDITED)


1. The accompanying consolidated financial statements present the consolidated financial condition and results of operations of First Charter Corporation (the "Corporation") and its wholly owned subsidiary, First Charter National Bank (the "Bank"), a commercial bank operating in Mecklenburg, Cabarrus, Union, Rowan, Rutherford and Cleveland counties of North Carolina. In addition, through its subsidiary First Charter Brokerage Services, the Bank offers discount brokerage services, insurance and annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates three other subsidiaries: First Charter Insurance Services, Inc., First Charter Realty Investment, Inc., and FCNB Real Estate, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment, Inc. is a Delaware corporation organized as a holding company for FCNB Real Estate Inc, a real estate investment trust organized in North Carolina.

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

3. The Corporation calculates its basic and diluted income per share in accordance with the Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share". Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation's potential common stock, which consist of stock options, are issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all the periods presented. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

                                                   Three Months Ended                  Nine Months Ended
                                             ------------------------------      ------------------------------
                                             September 30,    September 30,      September 30,    September 30,
                                                     1999             1998               1999             1998
             --------------------------------------------------------------------------------------------------
             Basic EPS denominator:
                Weighted average number of
                  common shares outstanding   17,670,835        18,304,490       18,125,195         18,311,489
             Dilutive effect arising from
               assumed exercise of
               stock options                      92,235           352,984           79,452            381,901
                                              -----------------------------------------------------------------
             Diluted EPS denominator          17,763,070        18,657,474       18,204,647         18,693,390
                                              =================================================================

         The Corporation paid cash dividends of $0.17 and $0.15 per share during the quarters ended September 30, 1999 and 1998, respectively.

4. The Corporation reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all changes to the Corporation's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Corporation's only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities. The Corporation's total comprehensive income (expense) for the three months ended September 30, 1999 and 1998 was $5.5 million and $(8.3) million, respectively. For the nine months ended September 30, 1999 and 1998, the Corporation recorded comprehensive income of $13.2 million and $4.2 million, respectively.

5. On November 7, 1999, the Corporation and Carolina First Bancshares, Inc. ("Carolina First") entered into an Agreement and Plan of Merger ("Merger Agreement"), pursuant to which Carolina First will be merged (the "Merger") into the Corporation. The Board of Directors of the Corporation and the Board of Directors of Carolina First approved the Merger Agreement and the transactions related thereto at separate meetings held on November 7, 1999. In accordance with the terms of the Merger Agreement, (i) each share of the $2.50 par value common stock of Carolina First (excluding shares held by Carolina First or the Corporation or their respective companies, in each case other than in a fiduciary capacity or as a result of debts previously contracted) will be converted into 2.267 shares (the "Exchange Ratio") of the no par value common stock of the Corporation. The Merger will be accounted for as a pooling-of-interests. For more information regarding the Merger Agreement and the Merger, see the Corporation's Press Release and supplemental Analysts Materials filed on Form 8-K dated November 8, 1999.

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

LIQUIDITY

         The Bank derives the major source of its liquidity from its core deposit base. Liquidity is further provided by loan repayments, maturities in the investment portfolios, the ability to secure public deposits, the availability of federal fund lines and repurchase agreements at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Bank is a member of the Federal Home Loan Bank ("FHLB") System, which provides access to FHLB lending sources. At September 30, 1999, the Bank had a line of credit with the FHLB of $460.0 million, with $90.4 million available. Another source of liquidity is the securities in the available for sale portfolio, which may be sold in response to liquidity needs. Management believes the Bank's sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

         Due to increases in certain interest rates during the first quarter of 1999, and the resulting impact on the Corporation's interest rate risk, the Corporation classified $147.6 million in lower-yielding mortgage loans as held for sale during late March 1999. On March 24, 1999, the Bank entered into agreements for the sale of these loans, with the sales closing in April. The loans were sold with servicing rights retained. The Corporation recognized a gain of approximately $1.8 million on the sales transactions during the second quarter of 1999.

CAPITAL RESOURCES

         At September 30, 1999, total shareholders' equity was $228.5 million, representing a book value of $13.01 per share, compared to $246.0 million, or a book value of $13.34 per share at December 31, 1998. The reduction in shareholders' equity is primarily the result of the Corporation's stock repurchase plan and a reduction in the value of the securities available for sale portfolio; see further discussion at "RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- FINANCIAL CONDITION".

         At September 30, 1999, the Corporation and the Bank were in compliance with all existing capital requirements and the most recent notifications from the Corporation's and Bank's various regulators categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities' categories. The Corporation's capital requirements are summarized in the table below:

                                                                                     Risk-Based Capital
                                                                     ------------------------------------------------------
                                           Leverage Capital              Tier 1 Capital               Total Capital
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)               Amount         Percentage (1)    Amount      Percentage (2)   Amount    Percentage (2)
---------------------------------------------------------------------------------------------------------------------------
Actual                              $225,093           11.24%        $225,093        17.23%       $241,428       18.48%
Required                              71,200            4.00           52,252         4.00         104,504        8.00
Excess                               153,893            7.24          172,841        13.23         136,924       10.48

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

         Total assets at September 30, 1999 amounted to $1.82 billion, compared to $1.86 billion at December 31, 1998. Gross loans at September 30, 1999 amounted to $1.38 billion, down from $1.42 billion at December 31, 1998. The decline of $38.0 million was due to the sale of $147.6 million of 30-year fixed rate loans in April, 1999. These sales were discussed at "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY". The proceeds of these sales, combined with maturities and paydowns on securities, were utilized to meet loan demand, with the excess used to reduce borrowed funds. Strong loan growth since December 31, 1998, however, has offset a significant portion of the effect of the loan sale. A significant amount of this loan growth has been in the commercial portfolio.

         Securities available for sale totaled $342.0 million at September 30, 1999, representing an increase of approximately $10.2 million, or 3.1%, from December 31, 1998. The carrying value of securities available for sale was approximately $190 thousand below their amortized cost at September 30, 1999, which represents gross unrealized gains of $6.8 million and gross unrealized losses of $7.0 million.

         Total deposits increased slightly to $1.14 billion, compared to $1.12 billion at December 31, 1998. Other borrowings declined $43.2 million, or 9.2%, to $426.7 million at September 30, 1999 from $469.9 million at December 31, 1998. This decline was due to the partial use of the loan sale proceeds to reduce borrowed funds, as discussed above. Shareholders' equity declined to $228.5 million from $246.0 million at December 31, 1998, due to the repurchase of the Corporation's common stock and to a reduction in the value of the securities available for sale portfolio. The Corporation announced in a press release on April 27, 1999 its intent to repurchase up to one million shares of its common stock. As of September 30, 1999, the Corporation has repurchased and retired 994,148 shares. The securities available for sale portfolio has declined in value from an unrealized net gain of $6.5 million at December 31, 1998 (net of tax) to an unrealized net loss at September 30, 1999 of $99,000 (net of tax). This reduction in value has occurred primarily in the U.S. government agency securities and the tax free securities due to increases in interest rates during the period.

RESULTS OF OPERATIONS

         Net income for the three month period ended September 30, 1999 was $7.1 million, or $0.40 diluted income per share, compared to a loss of $9.4 million, or $0.51 diluted loss per share for the comparable period in 1998. The third quarter 1998 net loss was due to $18.2 million in merger expenses, primarily associated with the Corporation's September 1998 merger with HFNC Financial Corp. Other components of the change in net income between the two quarterly periods were a $714,000 increase in net interest income, a $280,000 decrease in the provision for loan losses, and a $2.6 million increase in noninterest income, offset somewhat by an increase in noninterest expense (excluding the merger costs) of $542,000, and an increase in income tax expense of $4.8 million.

         During the nine month period ended September 30, 1999, net income increased to $19.8 million, compared to net income of $3.4 million during the same period in 1998. The increase was also primarily due to the $18.2 million in merger expenses recognized in the 1998 period. Other components of the increase between the two nine-month periods were an increase in net interest income of $2.3 million, and an increase in noninterest income of $4.0 million, offset by an increase in the provision for loan losses of $683,000, an increase in noninterest expense (excluding the merger costs) of $3.4 million, and an increase in income tax expense of $3.9 million. On an annualized basis, year to date results represent a return on average assets of 1.46% versus 0.25% and a return on average equity of 11.34% versus 1.78%, for the nine-month periods ended September 30, 1999 and 1998, respectively.

         For the three month period ended September 30, 1999, net interest income increased $714,000 over the comparable period in 1998 due to a decrease in total interest expense of $1.8 million, mitigated by a decrease in total interest income of $1.1 million. As discussed at "Results Of Operations And Financial Condition--Financial Condition", the Bank sold $147.6 million of 30-year fixed rate mortgage loans in April, 1999, using the proceeds to reduce borrowed funds and to fund new lending. These sales reduced both interest income and interest expense. However, increased commercial lending has offset a significant portion of the loans sold, mitigating much of the reduction in interest income resulting from the April loan sales and contributing to the increase in net interest income. Average loan balances during the 1999 quarter declined slightly to $1.37 billion from $1.38 billion in the prior year quarter. Average loan yields during the quarter also declined somewhat to 8.31% during the 1999 quarter from 8.51% in the prior year quarter, largely resulting from a 75 basis point decline in the prime rate of interest during the last quarter of 1998, which affected a significant portion of the Bank's loan rates. Prime rate increases during the 1999 quarter have begun to narrow this difference. More than offsetting the reduction in interest income was the Bank's reduction in the cost of deposits. While average deposits increased 1.7% over the 1998 quarter, to $1.14 billion for the quarter ended September 30, 1999, the average cost of deposits declined to 3.80%, from 4.15% in the prior year quarter as a result of controlling the renewal rates of higher rate certificates of deposit and reducing the rate paid on many checking accounts from 2.50% to 0.65%. In addition, average balances of interest bearing liabilities other than deposits, consisting of FHLB advances and repurchase agreements, declined $39.6 million, or 12.5%, from the 1998 quarter. This decline was due to the reduction of these borrowed funds using a portion of the proceeds from the previously mentioned loan sales. Interest on such borrowed funds declined 15.1% during the 1999 quarter to $5.5 million, from $6.4 million in the 1998 quarter.

         Net interest income for the nine month period ended September 30, 1999 increased $2.3 million, or 4.6%, over the comparable prior year period. Factors contributing to this increase are similar to the factors discussed above relative to the quarter ended September 30, 1999, except that the loan sales in April 1999 impacted the nine month period to a lesser extent due to the length of time these loans were outstanding.

         Management continues to assess interest rate risk based on an earnings simulation model. The Corporation's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Assuming a 300 basis point gradual change in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk has declined from approximately 6.5% of net interest income at December 31, 1998 to approximately 1.9% at September 30, 1999. This decrease in sensitivity was largely due to the aforementioned sales of 30-year fixed rate mortgage loans. Because immediately rate sensitive interest bearing liabilities exceed immediately rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. In the future, the Corporation is considering the limited use of interest rate swaps, caps, or floors to assist in interest rate risk management.

         The provision for loan losses for the quarter ended September 30, 1999 was $375,000, compared to $655,000 for the quarter ended September 30, 1998. The provision for loan losses for the nine months ended September 30, 1999 was $2.6 million, compared to $1.9 million for the nine months ended September 30, 1998. The increase in the provision for the nine months ended September 30, 1999 was partially due to the aforementioned growth in commercial lending during the early part of 1999, as commercial loans typically require a higher reserve level than home mortgages. Commercial loans are secured with commercial real estate, accounts receivable, or inventory, compared to home mortgage loans which are generally secured by first mortgages on single family residences. Historically, commercial loans have had a higher charge-off ratio than home mortgage loans. Both of these factors have resulted in commercial loans being assigned a larger reserve factor (generally 1.25% to 1.50%) in the Corporation's allowance for loan losses model when compared to home mortgage loans (generally 0.25%). The provision for the quarter ended September 30, 1999 declined from the prior year level due to lower net commercial loan growth during the quarter. Total nonperforming assets at September 30, 1999 have declined 14.6% from the prior year level, while charge-offs have decreased during 1999 compared to the first nine months of 1998 and recoveries of loans previously charged off have increased in the current year. At September 30, 1999 and December 31, 1998, the allowance for loan losses as a percentage of gross loans (the "allowance percentage") was 1.22% and 1.09%, respectively. As noted previously, the current year increase in the allowance percentage is due to the growing proportion of commercial loans in the Corporation's loan portfolio.

         Net charge-offs during the nine months ended September 30, 1999 decreased to $948,000, compared to net charge-offs of $1.8 million for the same period in 1998. During the first three months of 1998, a higher level of loans were charged-off related to loans from the Carolina State Bank (acquired by the Bank in December 1997) loan portfolio, which had been previously provided for in the allowance for loan losses.

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

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         The following table presents changes in the allowance for loan losses for the nine months ended September 30, 1999, and 1998, respectively.

                                          September 30,            September 30,
  (Dollars in thousands)                          1999                     1998
  ------------------------------------------------------------------------------
  Beginning balance                         $   15,554               $   15,263
  Provision charged to operations                2,600                    1,917

  Allowance related to loans sold                 (369)                     --

  Loan charge-offs                              (1,485)                  (2,258)
  Less loan recoveries                             537                      453
                                            ----------               -----------
        Net loan charge-offs                      (948)                  (1,805)
                                            ----------               -----------

  Ending balance                            $   16,837               $   15,375
                                            ==========               ===========


         At September 30, 1999, the recorded investment in loans that were considered to be impaired under the FASB Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," was $7.3 million (of which $6.3 million has been placed on nonaccrual status) compared to the recorded investment in impaired loans of $3.9 million (of which $2.8 million was on nonaccrual status) at December 31, 1998. The increase since December 1998 was primarily due to one developer (with total balances of approximately $1.9 million) whose sales have been slower than projected, causing the borrower to become delinquent in loan payments to the Bank. An increased level of slow-paying and impaired loans is anticipated with increased levels of commercial lending due to the higher risk associated with such loans, with this increased level of risk reflected in the loan loss provision computations. The related allowance for loan losses on impaired loans was $2.6 million and $1.3 million at September 30, 1999 and December 31, 1998, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 1999, and 1998 was $6.2 million and $4.7 million, respectively. For the nine months ended September 30, 1999, and 1998, the Corporation recognized interest income recorded on impaired loans of $57,000 and $71,000, respectively.

         Total problem assets at September 30, 1999 were $12.7 million or 0.92% of gross loans, compared to $12.1 million or 0.85% at December 31, 1998. While total problem assets has increased only slightly during the period, other real estate has declined $1.7 million, offset by a $1.8 million increase in "loans 90 days or more past due and still accruing". The primary components of the decline in other real estate since December 31, 1998 were the disposition of a parcel of undeveloped single family residential property ($767,000) and a commercial building ($820,000). The former property had been obtained by foreclosure from a large borrower who had declared bankruptcy several years earlier. The increase in nonaccrual loans since December 31, 1999 is attributable to one commercial relationship currently in litigation for collection. The majority of the accruing loans more than 90 days delinquent is home mortgage loans that are in the process of collection and one well collateralized commercial loan currently in foreclosure proceedings. The components of nonperforming and problem assets are presented in the table below:

                                            September 30,           December 31,
(Dollars in thousands)                              1999                   1998
--------------------------------------------------------------------------------
Nonaccrual loans                             $     6,375            $     5,758
Restructured loans                                   389                    577
Other real estate                                  1,857                  3,537
                                             -----------            -----------
    Total non-performing assets                    8,621                  9,872
Loans 90 days or more
  past due and still accruing                      4,114                  2,270
                                             -----------            -----------
Total problem assets                         $    12,735            $    12,142
                                             ===========            ===========
         Interest income that would have been recorded on nonaccrual loans for the nine months ended September 30, 1999, and 1998, had they performed in accordance with their original terms, amounted to approximately $474,000 and $403,000, respectively. Interest income actually recorded on non-accrual loans during the nine months ended September 30, 1999 and 1998 amounted to $141,000 and $61,000, respectively.

         Noninterest income increased approximately $2.7 million and $4.0 million, respectively, for the three and nine month periods ended September 30, 1999 over the comparable periods in 1998. The increase of the 1999 quarter over the prior year quarter is due to gains of $1.8 million from the sale of property (with no similar gains occurred during the 1998 quarter) and to increases in insurance and other commissions of $481,000, resulting from the expansion of First Charter Insurance Services. The nine month period ended September 30, 1999 includes a $1.8 million gain from the sale of loans during April 1999, in addition to the $1.8 million property gains noted during the quarter. Noninterest income for the nine month period ended September 30, 1998 includes $2.0 million from the nonrecurring sale of securities by HFNC prior to its merger with First Charter and $385,000 from the Bank's sale of its merchant card program. Noninterest income, excluding the above nonrecurring gains, amounted to $3.6 million and $11.0 million, respectively, during the three and nine months ended September 30, 1999, compared to $2.7 million and $8.1 million, respectively, during the comparable 1998 periods. Excluding the above nonrecurring items, the major component of the increases over the prior year was income from insurance services. This resulted from the Corporation's purchase of two insurance agencies during the fourth quarter of 1998 and one additional agency in the first quarter of 1999.

         Noninterest expense during the quarter ended September 30, 1999 amounted to $11.6 million, compared to recurring noninterest expense during the 1998 quarter of $11.1 million (excluding merger costs). The primary increase over the 1998 quarter was a 6.4% increase in salaries and fringe benefits resulting from additional human resources, including growth in First

Charter Insurance Services. Noninterest expense during the nine months ended September 30, 1999 amounted to $34.2 million, an 11.2% increase compared to noninterest expense during the 1998 period of $30.8 million (excluding merger costs). This expense growth was primarily composed of an increase in occupancy expenses of $1.1 million, an increase in advertising expenses of $829,000, and an increase in professional expenses of $434,000. The occupancy expense increase was a result of the leasing of additional office space to accommodate growth, with attendant upfitting and utility costs. Advertising expenses increased due to a new brand advertising campaign designed to increase First Charter's name recognition throughout the greater Charlotte metropolitan area. Professional expenses increased due to Year 2000 preparation expenses, to costs incurred in the formation of a real estate investment trust, and to costs related to the directors' deferred compensation plan.

         Total income tax expense for the three month period ended September 30, 1999 amounted to $3.4 million, compared to a net benefit of $1.3 million during the 1998 quarter, due to a net loss during the 1998 quarter resulting from the merger expenses. The effective tax rate for the 1999 quarter is approximately 32.5%. Total income tax expense for the nine month period ended September 30, 1999 amounted to $9.4 million, compared to $5.5 million for the same period in 1998. The effective tax rate for the 1999 nine month period is approximately 32.2%.

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

         Since the Corporation generally does not perform in-house programming of its core operating systems, it is dependent on its third-party vendors for modifications and conversions of its existing systems to correct the effects of the Year 2000 Issue. Accordingly, the vast majority of phases 3 and 4 involved receiving and testing vendor solutions with the Corporation's operating systems and equipment. The Corporation divided phase 4 validation, or testing, into its own three step "Y2K Test Plan". In the first step of the Y2K Test Plan, the Corporation procured written documentation from its software and hardware vendors, as well as the providers of facilities using embedded chip technology, with respect to its Year 2000 compliance plan. Step 1 of the Y2K Test Plan also included the initial phase 3 remediation. Upgrades and patches were installed to existing equipment. Step 2 of the Y2K Test Plan included testing of all the applications in the Corporation's technology environment. For those vendors that supply functionality as third-party processors, FFIEC proxy testing guidelines were implemented. The Corporation recognizes the need for data and information exchange between applications. In recognition of this constant flow of data and information, the Corporation included a third step in its Y2K Test Plan. Step 3 was an integrated test in which applications with interfaces have been linked in a test environment to emulate the Corporation's technology environment. Step 3 testing has been completed. Phase 5 implementation includes the business user acceptance outlined in the FFIEC guidelines, and the Corporation has included business user acceptance in all steps of the Y2K Test Plan. Phase 5 also includes the Corporation's Clean Management strategy, which recognizes the need to protect the integrity and validity of the test results by keeping the production environment the same as the testing environment. The Corporation's Clean Management strategy will remain in place throughout 1999 and early 2000.

         The September 1998 merger with HFNC Financial Corp. and the Bank's related March 1999 merger with HFNC's subsidiary, Home Federal Savings and Loan Association ("Home Federal"), have not significantly impacted the Action Plan or the Corporation's state of readiness for Year 2000 compliance. The Corporation has incorporated all surviving Home Federal IT and non-IT systems in all phases of its Year 2000 Action Plan.

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

Year 2000 Costs

         Since the Corporation relies on third party vendors for substantially all of its IT systems, the expected cost to the Corporation of the Year 2000 project is not expected to exceed $500,000. Included in this amount are costs for hardware, software and facilities upgrades, customer communications, testing, and other direct, incremental costs required to pursue the Action Plan. Not included in this estimate are the indirect costs associated with the involvement of existing employees in daily Year 2000 Action Plan activities, an amount that has not been quantified by management. All remediation costs will be expensed in the period incurred and will be funded through normal operating cash flow. Year 2000 project costs during the three and nine month periods ended September 30, 1999 were $15,000 and $210,000, respectively; all such costs to date total approximately $335,000.

Risks of Year 2000 Issues

         The Year 2000 Issue is widespread throughout the entire global economy, potentially affecting almost any company with any dependence on information technology. The Corporation has attempted to assess the risk to the Corporation of the most reasonably likely worst-case scenarios involving Year 2000 noncompliance on the part of the Corporation or entities with which it does significant business. Such risks generally fall into one of two categories: internal risk, or the risk that the Corporation's IT and/or non-IT systems will fail and will have a material impact on the Corporation's financial condition or results of operations, and external risk, or the risk that the IT or non-IT systems of parties external to the Corporation will fail, resulting in a material impact on the Corporation's financial condition or results of operations. In the opinion of the management of the Corporation, the risk of Year 2000 non-compliance, in a reasonable worst-case scenario, could involve either (i) credit losses arising from borrowers inability to perform under the terms of their loan agreements due to Year 2000-related problems having a material impact on their cash flows, or (ii) the inability to perform certain routine customer transactions due to the Year 2000 non-compliance of parties external to the Corporation (e.g., utility or communications vendors). To mitigate these risks, the Corporation has developed a contingency plan as further discussed below.

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

         A Business Resumption Contingency Plan has also been developed to mitigate the potential effects of a disruption in normal business operations, if one should occur despite the best efforts of the Corporation. The Plan includes preparation for the Year 2000 event with system saves, backups, and reports with detailed customer information. The Plan also includes specific identification of manual solutions should an automated solution be temporarily unavailable. The Plan also includes scenarios addressing an outage of telecommunications and electricity. As a part of the Plan, the Corporation has secured a generator for the main operations facility. Personnel will be deployed during the morning of January 1, 2000 to assess the ability of the Corporation to operate normally. Resources will be assigned to all applications, financial service centers and ATM's. The results will be compiled in a centralized area. After the compilation, technical resources will be deployed based on a business impact analysis and vendors will be notified. The Corporation has asked all employees to refrain from taking vacation from December 15, 1999 to January 15, 2000. The Corporation will have staff available the entire weekend of January 1, 2000 to assist in any problem resolution. The Business Resumption Contingency Plan was tested on September 9, 1999 (9/9/99), due to the significance of this date in many programming languages. This testing of the Plan was successful.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following table presents the scheduled maturity of market risk sensitive instruments at September 30, 1999:

(Dollars in thousands)
Maturing in:               1 Year       2 Years      3 Years      4 Years      5 Years   Thereafter       Total
----------------------------------------------------------------------------------------------------------------
ASSETS
Debt securities         $   39,132   $   24,121   $  106,500   $   99,403   $    2,108   $   31,247   $  302,511
Loans                      446,163       59,206       73,178       79,761       98,343      610,997    1,367,648
                        ----------------------------------------------------------------------------------------
   Total                $  485,295   $   83,327   $  179,678   $  179,164   $  100,451   $  642,244   $1,670,159
                        ========================================================================================
LIABILITIES
Savings, NOW, Demand
   and IMMA's           $  561,827   $      --    $      --    $      --    $      --    $      --    $  561,827
CD's                       504,557       23,409       40,918        4,193          560        1,142      574,779
Short-term
   borrowings              148,673          --           --           --           --           --       148,673
Long-term
   borrowings              277,376          326           40           40           40          209      278,031
                        ----------------------------------------------------------------------------------------
     Total              $1,492,433   $   23,735   $   40,958   $    4,233   $      600   $    1,351   $1,563,310
                        ========================================================================================

         The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at September 30, 1999:

                                Carrying            Average           Estimated
(Dollars in thousands)             Value      Interest Rate          Fair Value
-------------------------------------------------------------------------------
ASSETS
Debt Securities              $   302,511               6.57%        $   302,511
Loans                          1,367,648               8.16           1,355,154
                             -----------                            -----------
      Total                  $ 1,670,159               7.87         $ 1,657,665
                             ===========                            ===========

LIABILITIES
Savings, NOW, Demand
  and IMMA's                 $   561,827               2.39         $   561,423
CD's                             574,779               5.33             572,131
Short-term borrowings            148,673               5.34             148,681
Long-term borrowings             278,031               5.17             264,127
                             -----------                            -----------
     Total                   $ 1,563,310               4.25         $ 1,546,362
                             ===========                            ===========

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In June 1995, a lawsuit was initiated against Home Federal (a former subsidiary of the Corporation that was merged into the Bank in March 1999) by a borrower's affiliated companies in which the plaintiffs alleged that Home Federal wrongfully set-off certain funds in an account being held and maintained by Home Federal. In addition, the plaintiffs alleged that as a result of the wrongful set-off, Home Federal wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of Home Federal constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorneys' fees. Home Federal denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgement, recommending the dismissal of all claims asserted against Home Federal. In October 1997, the United States District Court entered an order granting summary judgment in favor of Home Federal. The Fourth Circuit Court of Appeals, on June 8, 1999 affirmed the grant of summary judgment and dismissal of the matter.

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

Item 5.  Other Information

         On November 7, 1999, the Corporation and Carolina First Bancshares, Inc. ("Carolina First") entered into an Agreement and Plan of Merger ("Merger Agreement"), pursuant to which Carolina First will be merged (the "Merger") into the Corporation. The Board of Directors of the Corporation and the Board of Directors of Carolina First approved the Merger Agreement and the transactions related thereto at separate meetings held on November 7, 1999. In accordance with the terms of the Merger Agreement, (i) each share of the $2.50 par value common stock of Carolina First (excluding shares held by Carolina First or the Corporation or their respective companies, in each case other than in a fiduciary capacity or as a result of debts previously contracted) will be converted into 2.267 shares (the "Exchange Ratio") of the no par value common stock of the Corporation. The Merger will be accounted for as a pooling-of-interests. For more information regarding the Merger Agreement and the Merger, see the Corporation's Press Release and supplemental Analysts Materials filed on Form 8-K dated November 8, 1999.

         On September 1, 1999 Messrs. Dellinger, Godfrey, Hamrick, Lowrance, Propst, Rose, and Vickery resigned from the Board of Directors of First Charter National Bank and Messrs. Hillman and McCaskill resigned from the Board of Directors of the Corporation; bringing the sum of those Boards to 10 members and 14 members, respectively.

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

                         27                Financial Data Schedules

         (b)       Reports on Form 8-K

                   (i) On July 9, 1999, the Corporation filed a Current
                       Report on Form 8-K, reporting pursuant to Item 5 thereof its earnings for the fiscal quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST CHARTER CORPORATION
                                         (Registrant)




Date:  November 15, 1999                 By:   /s/  Robert O. Bratton
                                               --------------------------------
                                               Robert O. Bratton
                                               Executive Vice President &
                                               Chief Operating Officer and
                                               Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.
(per Exhibit Table
in item 601 of                                                      Sequential
Regulation S-K)           Description of Exhibits                   Page Number


       27                 Financial Data Schedule