Form 10-K
period 1999-12-31
FIRST CHARTER CORP /NC/
filed 2000-03-30
CIK 717306

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-15829

                           FIRST CHARTER CORPORATION
             (Exact name of registrant as specified in its Charter)

              NORTH CAROLINA                                      56-1355866
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

    22 UNION STREET NORTH, CONCORD, NC                            28026-0228
 (Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code: (704) 786-3300

            Securities registered pursuant to Section 12(b) of Act:

           TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------                    -----------------------------------------
                    NA                                                NA

            Securities registered pursuant to Section 12(g) of Act:
                           Common stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes      [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2000 was $187,462,317.

     As of March 29, 2000 the Registrant had outstanding 17,704,811 shares of Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     PARTS I and II: Annual Report to Shareholders for the fiscal year ended December 31, 1998 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Annual Report to Shareholders is not deemed to be filed as part of this report).

     PART III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated pursuant to the Securities Exchange Act of 1934 in connection with the 1999 Annual Meeting of Shareholders (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this report).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FIRST CHARTER CORPORATION
                                AND SUBSIDIARIES

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1:    Business....................................................    1
Item 2:    Properties..................................................   19
Item 3:    Legal Proceedings...........................................   19
Item 4:    Submission of Matters to a Vote of Security Holders.........   21
Item 4A:   Executive Officers of the Registrant........................   22

                                   PART II
Item 5:    Market for the Registrant's Common Stock and Related
             Shareholder Matters.......................................   23
Item 6:    Selected Financial Data.....................................   23
Item 7:    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   23
Item 7A:   Quantitative and Qualitative Disclosures about Market
             Risk......................................................   23
Item 8:    Financial Statements and Supplementary Data.................   23
Item 9:    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   23

                                  PART III
Item 10:   Directors and Executive Officers of the Registrant..........   24
Item 11:   Executive Compensation......................................   24
Item 12:   Security Ownership of Certain Beneficial Owners and
             Management................................................   24
Item 13:   Certain Relationships and Related Transactions..............   24

                                   PART IV
Item 14:   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   24

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     First Charter Corporation (hereinafter referred to as either the "Registrant" or the "Corporation") is a bank holding company established as a North Carolina Corporation in 1983 and is registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Its principal asset is the stock of its subsidiary, First Charter National Bank ("FCNB" or the "Bank"). The Bank accounts for over 95% of the Registrant's consolidated assets and consolidated revenues. The principal executive offices of the Corporation are located at 22 Union Street North, Concord, North Carolina 28025. Its telephone number is (800) 422-4650.

     FCNB, a national banking association, is the successor entity to The Concord National Bank, which was established in 1888 and acquired by the Registrant in 1983. On December 21, 1995, the Corporation purchased Bank of Union ("Union"), a state-chartered commercial bank organized under the laws of North Carolina in 1985. Union, a full-service bank with five offices located in Union and southern Mecklenburg Counties, North Carolina, was merged into FCNB effective September 10, 1998. On December 22, 1997, the Corporation acquired Carolina State Bank ("CSB") which was also merged into FCNB. CSB was a state-chartered commercial bank with four banking offices in Cleveland and Rutherford Counties, North Carolina. On September 30, 1998, the Corporation acquired HFNC Financial Corp. ("HFNC"), which merged into the Corporation. The merger was accounted for as a pooling of interests, and accordingly all financial information presented herein has been restated for all periods presented to reflect this merger. HFNC was the unitary holding company of Home Federal Savings and Loan Association ("Home Federal"). Home Federal, which dates back to 1883, was based in Charlotte, North Carolina, and operated nine full service branch offices and a loan origination office, all located in Mecklenburg County, North Carolina. These offices operated under the Home Federal name until its merger into FCNB in March 1999. FCNB is a full service bank and trust company which now operates thirty-three branch offices and two limited service facilities in addition to its main office, one loan production office located in Guilford county, as well as 71 ATMs (automated teller machines) located in Mecklenburg, Cabarrus, Cleveland, Rutherford, Rowan, Stanley and Union Counties in North Carolina.

     Through its branch locations, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts; "Money Market Rate" accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agriculture, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking. In addition, through First Charter Brokerage Services, a subsidiary of FCNB, the Registrant offers discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. FCNB also operates three other subsidiaries. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment, Inc. is a Delaware corporation organized as a holding company for FCNB Real Estate, Inc., a real estate investment trust organized in North Carolina.

     At December 31, 1999, the Registrant and its subsidiary had 504 full-time employees and 113 part-time employees. The Registrant had no employees who were not also employees of FCNB. The Registrant considers its relations with its employees to be good.

     As part of its operations, the Registrant is not dependent upon a single customer or a few customers whose loss would have a material adverse effect on the Registrant.

     As part of its operations, the Registrant regularly holds discussions and evaluates the potential acquisition of, or merger with, various financial institutions. The Registrant currently has an agreement in effect with respect to such a merger. The Registrant and Carolina First BancShares, Inc., ("CFBI") entered into a definitive agreement and plan of merger (the "Merger Agreement") dated as of November 7, 1999. Shareholder approval of this merger was obtained on March 21, 2000. As of December 31, 1999, the

Corporation held 157,215 shares of CFBI representing 2.62% of CFBI outstanding stock. This investment has a market value of $4.9 million which represents a $2.5 million increase over cost. In addition, the Registrant periodically enters new markets and engages in new activities in which it competes with established financial institutions. There can be no assurance as to the success of any such new office or activity. Furthermore, as the result of such expansions, the Registrant may from time to time incur start-up costs that could affect the financial results of the Registrant.

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

     Gramm-Leach Bliley Financial Modernization Act of 1999. In 1999, the President of the United States signed into law the Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Modernization Act"). The Modernization Act allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in substantially broader range of traditionally nonbanking activities than was permissable before enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies. It also allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. This part of the Modernization Act will become effective 120 days after enactment. The Corporation currently believes it meets the requirements for the broader range of activities that will be permitted by the Modernization Act.

     In addition, the Modernization Act also modifies current law related to financial privacy and community reinvestment. The new privacy provisions generally will prohibit financial institutions from disclosing nonpublic personal financial information to nonaffiliated third parties unless the customer has the opportunity to decline disclosure.

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

CAPITAL AND OPERATIONAL REQUIREMENTS

     The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to federally chartered banking organizations. The risk-based guidelines define a two-tier capital framework, under which the Corporation and the Bank are required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of 4.00% and a minimum ratio of Total Capital (as defined) to risk weighted assets of 8.00%. With respect to the Corporation, Tier 1 Capital generally consists of total shareholders' equity calculated in accordance with generally accepted accounting principles less certain intangibles, and Total Capital generally consists of Tier 1 Capital plus certain adjustments, the largest of which for the Corporation is the general allowance for loan losses (up to 1.25% of risk-weighted assets). Tier 1 Capital must comprise at least 50% of the Total Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation, as adjusted for one of four categories of risk-weights established in Federal Reserve, OCC and FDIC regulations, based primarily on relative credit risk. At December 31, 1999, the Corporation and the Bank were in compliance with the risk-based capital requirements.

     The leverage ratio is determined by dividing Tier 1 Capital by adjusted total assets. Although the stated minimum ratio is 3.00%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3.00%. Management believes that the Corporation and the Bank meet their leverage ratio requirement.

     The Corporation's compliance with existing capital requirements is summarized in the table below.

                                LEVERAGE CAPITAL             TIER 1 CAPITAL               TOTAL CAPITAL
                            -------------------------   -------------------------   -------------------------
                             AMOUNT    PERCENTAGE (1)    AMOUNT    PERCENTAGE (2)    AMOUNT    PERCENTAGE (2)
  (DOLLARS IN THOUSANDS)    --------   --------------   --------   --------------   --------   --------------
Actual....................  $228,449      12.40%        $228,449      16.95%        $245,306      18.20%
Required..................    73,707        4.00          53,922        4.00         107,844        8.00
Excess....................   154,742        8.40         174,527       12.95         137,462       10.20

---------------

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

     Distributions. The primary source of funds for distributions paid by the Corporation to its shareholders is dividends received from FCNB. Certain regulatory and other requirements restrict the amount of dividends that FCNB can pay to the Corporation. The OCC regulates the amount of FCNB dividends payable to the Corporation based on undivided profits for the last two years, less dividends already paid. As of December 31, 1999, FCNB had paid the full allowable amount of dividends to the Corporation. FCNB obtains regulatory approval prior to payment of dividends to the Corporation.

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

     The former Home Federal deposits are insured by the SAIF, also administered by the FDIC. Unlike the BIF, which met its target reserve level in September 1995, the Savings Association Insurance Fund ("SAIF") was not expected to meet its target reserve level until at least 2002. Consequently, while insurance premiums for BIF insured deposits were reduced beginning in 1996, premiums for SAIF members were maintained at their existing levels, creating a significant premium disparity. On September 30, 1996, legislation was passed to eventually eliminate this premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves by way of a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995. This special assessment was accrued by Home Federal at September 30, 1996 and paid on November 27, 1996. As a result of this recapitalization, during the period from 1997 through 1999, FDIC-insured institutions in the lowest risk category will pay approximately 1.2 basis points of their BIF-assessable deposits and 6.1 basis points of their SAIF-assessable deposits to fund the insurance fund. FCNB continued to pay the SAIF assessment rate on former Home Federal deposits through the end of 1999.

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

OTHER CONSIDERATIONS

     There are particular risks and uncertainties that are applicable to an investment in our common stock. Specifically, there are risks and uncertainties that bear on our future financial results that may cause our future earnings and financial condition to be less than our expectations. Some of the risks and uncertainties relate to economic conditions generally, and would affect other financial institutions in similar ways. These aspects are discussed under the heading "Factors that May Affect Future Results" in the accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the First Charter Corporation 1999 Annual Report to Shareholders, incorporated herein by reference. This section addresses particular risks and uncertainties that are specific to our business.

STATISTICAL INFORMATION

     The following tables present certain statistical information relating to the Corporation. The tables should be read in conjunction with the Corporations's Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are incorporated by reference herein.

     The following table includes for the years ended December 31, 1999, 1998,and 1997 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the average net yield on average earning assets. Average balances were calculated based on daily averages.

                                    TABLE 1
               AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

                                       1999                                 1998                                 1997
                        ----------------------------------   ----------------------------------   ----------------------------------
                                     INTEREST    AVERAGE                  INTEREST    AVERAGE                  INTEREST    AVERAGE
                         AVERAGE     INCOME/    YIELD/RATE    AVERAGE     INCOME/    YIELD/RATE    AVERAGE     INCOME/    YIELD/RATE
                         BALANCE     EXPENSE       PAID       BALANCE     EXPENSE       PAID       BALANCE     EXPENSE       PAID
(DOLLARS IN THOUSANDS)  ----------   --------   ----------   ----------   --------   ----------   ----------   --------   ----------
Interest earning
  assets:
Loans (1) (2) (3).....  $1,381,753   $117,403     8.50%      $1,358,949   $116,777     8.59%      $1,143,448   $100,921     8.83%
Securities available
  for
  sale -- taxable.....     238,399     15,003      6.29         221,860     14,591      6.58         246,937     15,717      6.36
Securities available
  for
  sale -- nontaxable
  (4).................      92,980      6,949      7.47          84,673      6,640      7.84          72,468      5,754      7.94
Investment securities
  held to maturity --
  taxable.............          --         --        --              --         --        --          13,375        766      5.73
Investment securities
  held to maturity --
  nontaxable(4).......          --         --        --              --         --        --           1,251         83      6.63
Federal funds sold....       2,024        129      6.37          18,450      1,026      5.56          18,238      1,012      5.55
Interest-bearing bank
  deposits............       4,694        274      5.84           3,902        201      5.15          13,835        795      5.75
                        ----------   --------                ----------   --------                ----------   --------
        Total.........  $1,719,850   $139,758     8.13%      $1,687,834   $139,235     8.25%      $1,509,552   $125,048     8.28%
                        ==========   ========                ==========   ========                ==========   ========
Interest bearing
  liabilities:
  Demand deposits.....  $  146,343   $  1,195     0.82%      $  135,492   $  3,794     2.80%      $  128,703   $  2,054     1.60%
  Money market
    accounts..........     152,785      7,351      4.81          75,558      3,439      4.55          70,496      3,290      4.67
  Savings deposits....     125,418      4,556      3.63         135,309      5,387      3.98         132,615      5,520      4.16
  Other time
    deposits..........     580,714     31,269      5.38         587,261     33,521      5.71         611,038     35,468      5.80
  Other borrowings....     422,644     22,898      5.42         434,260     24,482      5.64         283,167     16,495      5.83
                        ----------   --------                ----------   --------                ----------   --------
        Total.........  $1,427,904   $ 67,269     4.71%      $1,367,880   $ 70,623     5.16%      $1,226,019   $ 62,827     5.12%
                        ==========   ========                ==========   ========                ==========   ========
Net interest income
  and spread..........               $ 72,489     3.42%                   $ 68,612     3.09%                   $ 62,221     3.16%
                                     ========                             ========                             ========
Net yield on interest
  earning assets
  (5).................                            4.21%                                4.07%                                4.12%

---------------

(1) Includes amortization of deferred loan fees of approximately $2,471,000 in 1999, $3,482,000 in 1998 and $2,375,000 in 1997.
(2) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected.
(3) Average loan balances are shown net of unearned income.
(4) Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a Federal tax rate of 35%, applicable state taxes and TEFRA disallowances for 1999, 1998 and 1997. The adjustments made to convert to a fully taxable equivalent basis were $3,041,000 for 1999, $2,726,000 for 1998, and $1,918,000 for 1997.
(5) Represents net interest income as a percentage of total average interest earning assets.

CHANGES IN INTEREST INCOME AND EXPENSE

     The following table contains the dollar amount of change in interest income and interest expense and segregates the dollar amount of change due to rate and volume variances for the years ended December 31, 1999 and 1998. The change in interest income, stated on a tax equivalent basis, or interest expense attributable to the combination of rate variance and volume variance is included in the table, but such amount has also been allocated between, and included in the amounts shown as, changes due to rate and changes due to volume. Interest income related to tax exempt securities is stated on a tax equivalent basis using a Federal income tax rate of 35%, applicable state taxes and TEFRA disallowances in 1999, 1998 and 1997.

                                    TABLE 2
                       VOLUME AND RATE VARIANCE ANALYSIS

                                            FROM DEC. 31, 1998 TO DEC. 31, 1999   FROM DEC. 31, 1997 TO DEC. 31, 1998
                                            -----------------------------------   ------------------------------------
                                                    INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                     DUE TO CHANGE IN                       DUE TO CHANGE IN
                                            -----------------------------------   ------------------------------------
                                            RATE/                        TOTAL    RATE/                         TOTAL
                                            VOLUME    RATE     VOLUME   CHANGE    VOLUME    RATE     VOLUME    CHANGE
(DOLLARS IN THOUSANDS)                      ------   -------   ------   -------   ------   -------   -------   -------
Interest income:
  Loans...................................  $ (22)   $(1,323)  $1,949   $   626   $(502)   $(2,913)  $18,769   $15,856
  Securities available for
    sale -- taxable.......................    (47)      (652)  1,064        412     (53)       497    (1,623)   (1,126)
  Securities available for
    sale -- non-taxable...................    (31)      (327)    636        309     (12)       (77)      963       886
  Investment securities held to
    maturity -- taxable...................     --         --      --         --     766       (383)     (383)     (766)
  Investment securities held to
    maturity -- nontaxable................     --         --      --         --      83        (41)      (42)      (83)
                                            -----    -------   ------   -------   -----    -------   -------   -------
  Total securities........................    (78)      (979)  1,700        721     784         (4)   (1,085)   (1,089)
  Federal funds sold......................   (133)        83    (980)      (897)     --          2        12        14
  Interest bearing bank deposits..........      5         30      43         73      59        (53)     (541)     (594)
                                            -----    -------   ------   -------   -----    -------   -------   -------
  Total interest income...................   (228)    (2,189)  2,712        523     341     (2,968)   17,155    14,187
                                            -----    -------   ------   -------   -----    -------   -------   -------
Interest expense:
  Demand deposits.........................   (215)    (2,795)    196     (2,599)     82      1,591       149     1,740
  Money market accounts...................    201        297   3,615      3,912      (6)       (84)      233       149
  Savings deposits........................     34       (454)   (377)      (831)     (5)      (243)      110      (133)
  Other time deposits.....................     21     (1,889)   (363)    (2,252)     23       (578)   (1,369)   (1,947)
  Other borrowings........................     26       (942)   (642)    (1,584)   (265)      (673)    8,660     7,987
                                            -----    -------   ------   -------   -----    -------   -------   -------
  Total interest expense..................     67     (5,783)  2,429     (3,354)   (171)       (13)    7,783     7,796
                                            -----    -------   ------   -------   -----    -------   -------   -------
  Net interest income.....................  $(295)   $ 3,594   $ 283    $ 3,877   $ 512    $(2,981)  $ 9,372   $ 6,391
                                            =====    =======   ======   =======   =====    =======   =======   =======

INTEREST RATE SENSITIVITY

     The following table presents the Corporation's interest sensitivity analysis for December 31, 1999 and sets forth at various maturity periods the cumulative interest sensitivity gap, which is the difference between rate sensitive assets and rate sensitive liabilities for assets and liabilities that management considers rate sensitive. The mortgage-backed securities are shown at their weighted average expected life obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at December 31, 1999. Demand deposits, money market accounts and certain savings deposits are presented in the earliest repricing window because the rates are subject to immediate repricing.

                                    TABLE 3
                           INTEREST RATE SENSITIVITY
                            AS OF DECEMBER 31, 1999

                                                                                                           NON-
                                                                                                         SENSITIVE
                                                                                                            AND
                                         INTEREST SENSITIVITY IN DAYS                                    SENSITIVE
                                ----------------------------------------------                            OVER 5
                                  1-90       91-180      181-365      TOTAL      1-2 YEARS   2-5 YEARS     YEARS       TOTAL
(DOLLARS IN THOUSANDS)          ---------   ---------   ---------   ----------   ---------   ---------   ---------   ----------
Interest-Earning Assets:
    Interest-bearing due from
      banks...................  $   1,995   $      --   $      --   $    1,995   $      --   $      --   $     --    $    1,995
    Fed funds sold............        665          --          --          665          --          --         --           665
    Securities available for
      sale, at amortized cost:
        Taxable...............     32,026         862      28,714       61,602       7,560     106,231     83,861       259,254
        Nontaxable............      3,809       2,424          --        6,233       5,898      20,582     57,157        89,870
    Loans.....................    429,984      35,041      55,244      520,269     121,043     378,730    403,715     1,423,757
                                ---------   ---------   ---------   ----------   ---------   ---------   --------    ----------
        Total earning
          assets..............    468,479      38,327      83,958      590,764     134,501     505,543    544,733     1,775,541
                                ---------   ---------   ---------   ----------   ---------   ---------   --------    ----------
Interest-Bearing Liabilities:
    Interest-bearing deposits:
    Demand deposits...........    124,481          --          --      124,481          --          --         --       124,481
    Money market accounts.....    199,344          --          --      199,344          --          --         --       199,344
    Savings deposits..........     53,596       8,403      17,245       79,244      25,794         602         --       105,640
    Other time deposits.......    178,653      75,939     266,942      521,534      54,148      13,156        596       589,434
    Other borrowings..........    316,107          10      57,163      373,280      55,326      63,120        250       491,976
                                ---------   ---------   ---------   ----------   ---------   ---------   --------    ----------
        Total interest-bearing
          liabilities.........    872,181      84,352     341,350    1,297,883     135,268      76,878        846     1,510,875
                                ---------   ---------   ---------   ----------   ---------   ---------   --------    ----------
    Interest sensitivity
      gap.....................  $(403,702)  $ (46,025)  $(257,392)  $ (707,119)  $    (767)  $ 428,665   $543,887    $  264,666
                                =========   =========   =========   ==========   =========   =========   ========    ==========
        Cumulative gap........  $(403,702)  $(449,727)  $(707,119)  $ (707,119)  $(707,886)  $(279,221)  $264,666    $  264,666
                                =========   =========   =========   ==========   =========   =========   ========    ==========
Ratio of earning assets to
  interest-bearing
  liabilities.................     53.71%      45.44%      24.60%       45.52%      99.43%     657.60%

DISTRIBUTION OF ASSETS AND LIABILITIES

     The following table shows the distribution of the Corporation's assets, liabilities and shareholders' equity at December 31, 1999, 1998, and 1997. Average balances were calculated based on daily averages.

                                    TABLE 4
                             AVERAGE BALANCE SHEET

                                                          YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------
                                        1999                        1998                        1997
                              -------------------------   -------------------------   -------------------------
                               AVERAGE      PERCENTAGE     AVERAGE      PERCENTAGE     AVERAGE      PERCENTAGE
                               BALANCE     DISTRIBUTION    BALANCE     DISTRIBUTION    BALANCE     DISTRIBUTION
(DOLLARS IN THOUSANDS)        ----------   ------------   ----------   ------------   ----------   ------------
Assets:
Cash and due from banks.....  $   36,739        2.0%      $   34,609        1.9%      $   28,373        1.8%
Interest bearing bank
  deposits..................       4,694        0.3            3,902        0.2           13,835        0.9
Investment securities --
  taxable...................          --         --               --         --           13,375        0.8
Investment securities --
  nontaxable................          --         --               --         --            1,251        0.1
Securities available for
  sale -- taxable...........     238,399       13.0          221,860       12.5          246,937       15.6
Securities available for
  sale -- nontaxable........      92,980        5.1           84,673        4.8           72,468        4.6
Loans, net (1)..............   1,381,753       75.7        1,358,949       76.3        1,143,448       72.1
Federal funds sold..........       2,024        0.1           18,450        1.0           18,238        1.1
Other assets................      69,832        3.8           58,102        3.3           47,506        3.0
                              ----------      -----       ----------      -----       ----------      -----
          Total.............  $1,826,421     100.0%       $1,780,545     100.0%       $1,585,431     100.0%
                              ==========      =====       ==========      =====       ==========      =====
Liabilities and
  Shareholders' Equity:
Deposits:
  Demand (2)................  $  271,115       14.9%      $  260,670       14.6%      $  189,807       12.0%
  Savings...................     125,418        6.9          135,309        7.6          132,615        8.4
  Money market accounts.....     152,785        8.4           75,558        4.2           70,496        4.4
  Time......................     580,714       32.0          587,261       33.0          611,038       38.5
Other borrowings............     422,644       23.4          434,260       24.4          283,167       17.9
Other liabilities...........      31,379        1.7           36,592        2.1           41,593        2.6
Shareholders' equity........     230,149       12.7          250,895       14.1          256,715       16.2
                              ----------      -----       ----------      -----       ----------      -----
          Total.............  $1,814,204     100.0%       $1,780,545     100.0%       $1,585,431     100.0%
                              ==========      =====       ==========      =====       ==========      =====

---------------

(1) Loans, net is net of unearned income and the allowance for loan losses.
(2) Demand includes non-interest bearing and interest bearing demand deposits.

SECURITIES AVAILABLE FOR SALE

     The following table shows, as of December 31, 1999, 1998 and 1997, the carrying value of (i) U.S. government obligations, (ii) U.S. government agency obligations, (iii) mortgage-backed securities, (iv) state and municipal obligations, and (v) equity securities.

                                    TABLE 5
                         SECURITIES AVAILABLE FOR SALE

                                                                         DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998         1997
(DOLLARS IN THOUSANDS)                                        --------   ------------   --------
U.S. government obligations.................................  $  6,016     $ 10,205     $ 22,333
U.S. government agency obligations..........................   168,757      154,653      120,739
Mortgage-backed securities..................................    38,817       36,200       59,548
State and municipal obligations.............................    88,450       97,435       85,532
Equity securities...........................................    40,096       33,306       27,413
                                                              --------     --------     --------
                                                              $342,136     $331,799     $315,565
                                                              ========     ========     ========

SECURITIES AVAILABLE FOR SALE -- MATURITIES

     The following table indicates the carrying value of each significant securities available for sale category due within one year, after one year but within five years, after five years but within ten years, and after ten years, together with the weighted average yield for each range of maturities, as of December 31, 1999. Mortgage-backed securities are presented at their contractual maturity date. Actual maturities will differ from contractual maturities because borrowers have the right to pre-pay these obligations without pre-payment penalties. Yields are determined based on amortized cost. Yields are stated on a tax equivalent basis assuming a Federal tax rate of 35%, applicable state taxes and TEFRA disallowances in 1999.

                                    TABLE 6
                         SECURITIES AVAILABLE FOR SALE
                            AS OF DECEMBER 31, 1999

                                                           AFTER ONE YEAR         AFTER FIVE YEARS
                                       DUE WITHIN            BUT WITHIN              BUT WITHIN
                                        ONE YEAR             FIVE YEARS              TEN YEARS            AFTER TEN YEARS
                                    -----------------    ------------------    ----------------------    -----------------
                                    AMOUNT      YIELD     AMOUNT      YIELD    AMOUNT        YIELD       AMOUNT      YIELD
(DOLLARS IN THOUSANDS)              -------     -----    --------     -----    -------     ----------    -------     -----
U.S. government obligations.......  $ 6,016     6.98%    $     --       --%    $    --          --%      $    --       --%
U.S. government agency
  obligations.....................   20,664     6.05      104,920     6.13      12,458        6.43        30,715     6.88
Mortgage-backed securities........       --       --       23,409     6.69      15,408        7.14            --       --
State and municipal obligations...    5,396     9.62       28,523     6.97      39,276        6.83        15,255     6.81
Equity securities.................       --       --           --       --          --          --        40,096     5.64
                                    -------              --------              -------                   -------
        Total.....................  $32,076     6.83%    $156,852     6.37%    $67,142        6.83%      $86,066     6.29%
                                    =======              ========              =======                   =======

     As of December 31, 1999, there were no issues of securities available for sale (excluding U.S. government obligations and U.S. government agency obligations) which had carrying values that exceeded 10% of shareholders' equity of the Corporation.

     As of December 31, 1999, there were no investment securities classified as held to maturity.

LOAN PORTFOLIO

     The table below summarizes loans in the classifications indicated as of December 31, 1999, 1998, 1997, 1996, and 1995.

                                    TABLE 7
                           LOAN PORTFOLIO COMPOSITION

                                                                DECEMBER 31,
                                        ------------------------------------------------------------
                                           1999         1998         1997         1996        1995
(DOLLARS IN THOUSANDS)                  ----------   ----------   ----------   ----------   --------
Commercial, financial and
  agricultural........................  $  136,276   $   94,425   $   80,675   $   63,686   $ 66,944
Real estate -- construction...........     253,272      180,475      132,758      102,460     84,591
Real estate -- residential............     992,780    1,077,044      959,785      863,931    696,317
Installment...........................      44,167       70,732       88,546       92,567     79,888
                                        ----------   ----------   ----------   ----------   --------
          Total loans.................   1,426,495    1,422,676    1,261,764    1,122,644    927,740
                                        ----------   ----------   ----------   ----------   --------
Less -- allowance for loan losses.....     (17,339)     (15,554)     (15,263)     (14,140)   (13,552)
Unearned income.......................        (203)        (155)        (273)        (193)      (296)
                                        ----------   ----------   ----------   ----------   --------
          Loans, net..................  $1,408,953   $1,406,967   $1,246,228   $1,108,311   $913,892
                                        ==========   ==========   ==========   ==========   ========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGE IN INTEREST RATES

     Set forth in the table below are the amounts of each loan type, except installment loans and real estate mortgage loans, due in one year, after one year through five years, and after five years, at December 31, 1999. This table excludes non-accrual loans.

                                    TABLE 8
                         MATURITIES AND SENSITIVITY TO
                            CHANGE IN INTEREST RATES

                                                                     DECEMBER 31, 1999
                                                      -----------------------------------------------
                                                                  AFTER ONE
                                                      ONE YEAR   YEAR THROUGH     AFTER
                                                      OR LESS     FIVE YEARS    FIVE YEARS    TOTAL
(DOLLARS IN THOUSANDS)                                --------   ------------   ----------   --------
Commercial, financial and agricultural..............  $ 72,802     $ 50,907      $ 9,662     $133,371
Real estate -- construction.........................   173,185       66,447       11,276      250,908
                                                      --------     --------      -------     --------
          Total.....................................  $245,987     $117,354      $20,938     $384,279
                                                      ========     ========      =======     ========

     Commercial, financial and agricultural and real estate - construction loans that have maturity over one year which have a predetermined interest rate or a floating or adjustable interest rate:

                                                              DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)                                        -----------------
Predetermined interest rate.................................      $ 81,766
Floating or adjustable interest rate........................        56,526
                                                                  --------
                                                                  $138,292
                                                                  ========

NON-PERFORMING LOANS

     Non-performing loans include non-accrual loans, restructured loans and accruing loans that are contractually 90 days or more past due.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Balance Sheet Analysis -- Asset Quality" in the Corporation's 1999 Annual Report to Shareholders, incorporated herein by reference, for additional information.

ACCRUING LOANS 90 DAYS OR MORE PAST DUE

     The following table reflects the dollar amount of loans outstanding in each category and the amount and percentage of those accruing loans that are 90 days or more past due as of December 31, 1999, 1998, 1997, 1996, and 1995.

                                    TABLE 9
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE

                                                                                         PERCENTAGE OF
                                                                                         SUCH LOANS TO
                                                          ACCRUING LOANS      GROSS       GROSS LOANS
                                                            90 DAYS OR        LOANS       OUTSTANDING
                                                          MORE PAST DUE    OUTSTANDING    BY CATEGORY
(DOLLARS IN THOUSANDS)                                    --------------   -----------   -------------
December 31, 1999
     Commercial, financial and agricultural.............      $  242       $  136,276         .18%
     Real estate -- construction........................          82          253,272         .03
     Real estate -- residential.........................       2,943          992,780         .30
     Installment........................................         193           44,167         .44
                                                              ------       ----------
          Total.........................................      $3,460       $1,426,495         .24%
                                                              ======       ==========
December 31, 1998
     Commercial, financial and agricultural.............      $   10       $   94,425         .01%
     Real estate -- construction........................         215          180,475         .12
     Real estate -- residential.........................       1,916        1,077,044         .18
     Installment........................................         129           70,732         .18
                                                              ------       ----------
          Total.........................................      $2,270       $1,422,676         .16%
                                                              ======       ==========
December 31, 1997
     Commercial, financial and agricultural.............      $  999       $   80,675        1.24%
     Real estate -- construction........................          33          132,758         .02
     Real estate -- residential.........................         858          959,785         .09
     Installment........................................         219           88,546         .25
                                                              ------       ----------
          Total.........................................      $2,109       $1,261,764         .17%
                                                              ======       ==========
December 31, 1996
     Commercial, financial and agricultural.............      $   34       $   63,686         .05%
     Real estate -- construction........................          49          102,460         .05
     Real Estate -- residential.........................         469          863,931         .05
     Installment........................................         133           92,567         .14
                                                              ------       ----------
          Total.........................................      $  685       $1,122,644         .06%
                                                              ======       ==========
December 31, 1995
     Commercial, financial and agricultural.............      $   27       $   66,944         .04%
     Real estate -- construction........................          47           84,591         .06
     Real estate -- residential.........................         163          696,317         .02
     Installment........................................         164           79,888         .21
                                                              ------       ----------
          Total.........................................      $  401       $  927,740         .04%
                                                              ======       ==========

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

                                    TABLE 10
                       NON-ACCRUAL AND RESTRUCTURED LOANS

                                                                      DECEMBER 31,
                                                       -------------------------------------------
                                                        1999     1998     1997     1996     1995
(DOLLARS IN THOUSANDS)                                 ------   ------   ------   ------   -------
NON-ACCRUAL LOANS
Principal balance outstanding........................  $7,738   $5,758   $6,119   $7,949   $10,497
                                                       ======   ======   ======   ======   =======
Interest income recorded during the year.............  $  381   $  103   $  317   $   94   $   267
Interest income that would have been recorded if the
  loans had been current and accruing................  $  703   $  436   $  701   $1,057   $ 1,120
RESTRUCTURED LOANS
Principal balance outstanding........................  $   37   $  577   $  587   $  643   $   825
                                                       ======   ======   ======   ======   =======
Interest income recorded during the year.............  $    3   $   21   $   66   $   61   $    95
Interest income that would have been recorded if the
  loans had been current and accruing................  $    3   $   21   $   66   $   61   $    77

SUMMARY OF LOAN LOSS AND RECOVERY EXPERIENCE

     The table below presents certain data for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, including the following: (i) the average amount of net loans outstanding during the year, (ii) the allowance for loan losses at the beginning of the year, (iii) the provision for loan losses, (iv) loans charged off (v) loan charge-offs, net, (vi) the allowance for loan losses at the end of the year, (vii) the ratio of net charge-offs to average loans,
(viii) the ratio of the allowance for loan losses to average loans and (ix) the ratio of the allowance for loan losses to loans at year-end.

                                    TABLE 11
                  SUMMARY OF LOAN LOSS AND RECOVERY EXPERIENCE

                                                    YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------
                                   1999          1998          1997          1996         1995
(DOLLARS IN THOUSANDS)          ----------    ----------    ----------    ----------    --------
Average loans, net of unearned
  income......................  $1,381,753    $1,358,949    $1,143,448    $1,022,119    $841,560
                                ==========    ==========    ==========    ==========    ========
Allowance for loan losses:
  Beginning balance...........  $   15,554    $   15,263    $   14,140    $   13,552    $ 13,144
     Add provision for loan
       losses.................       3,350         2,376         2,684         1,481       2,328
                                ----------    ----------    ----------    ----------    --------
  Loan charge-offs:
     Commercial, financial and
       agricultural...........         561           751           712           600       1,599
     Real
       estate -- construction
       and development........          36           390            --            --         349
     Real
      estate -- residential...          69           101           251           111         212
     Installment..............       1,249         1,495         1,298         1,099         539
                                ----------    ----------    ----------    ----------    --------
                                     1,915         2,737         2,261         1,810       2,699
                                ----------    ----------    ----------    ----------    --------
  Recoveries of loans
     previously Charged-off:
     Commercial, financial and
       agricultural...........         260           285           135           654          58
     Real estate -
       construction and
       development............          --            76            --             3          25
     Real
      estate -- residential...          36            --            44            27           3
     Installment..............         423           291           252           233         693
                                ----------    ----------    ----------    ----------    --------
                                       719           652           431           917         779
                                ----------    ----------    ----------    ----------    --------
  Loan charge-offs, net.......       1,196         2,085         1,830           893       1,920
                                ----------    ----------    ----------    ----------    --------
  Adjustment for merged
     banks....................          --            --           269            --          --
                                ----------    ----------    ----------    ----------    --------
  Adjustment for loan sale....        (369)           --            --            --          --
                                ----------    ----------    ----------    ----------    --------
  Ending balance..............  $   17,339    $   15,554    $   15,263    $   14,140    $ 13,552
                                ==========    ==========    ==========    ==========    ========
Net charge-offs to average
  loans.......................         .09%          .15%          .16%          .09%        .23%
Allowance for loan losses to
  gross loans at year-end.....        1.22          1.09          1.21          1.26        1.46

     For a discussion of management's evaluation of the allowance for loan loss, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Earnings Performance -- Provision for Loan Losses" and "-- Balance Sheet Analysis -- Asset Quality" in the First Charter Corporation 1999 Annual Report to Shareholders, incorporated herein by reference.

ALLOWANCE FOR LOAN LOSSES

     The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories, the percentage of the allowance amount in each category to the total allowance and the percentage of the loans in each category to total loans as of December 31, 1999, 1998, 1997, 1996, and 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Earnings Performance -- Provision for Loan Losses" and "- Balance Sheet Analysis -- Asset Quality" in the First Charter Corporation 1999 Annual Report to Shareholders, incorporated herein by reference.

                                    TABLE 12
                           ALLOWANCE FOR LOAN LOSSES

                                                                                       PERCENTAGE OF
                                                                          PERCENTAGE   GROSS LOANS IN
                                                              ALLOWANCE    OF TOTAL    EACH CATEGORY
                                                               AMOUNT     ALLOWANCE    TO TOTAL LOANS
(DOLLARS IN THOUSANDS)                                        ---------   ----------   --------------
December 31, 1999
  Type of Loan:
  Commercial, financial and agricultural....................   $ 2,618        21             10%
  Real estate -- construction...............................     1,213        19             18
  Real estate -- residential................................    12,747        57             70
  Installment...............................................       761         3              2
                                                               -------       ---            ---
          Total.............................................   $17,339       100%           100%
                                                               =======       ===            ===
December 31, 1998
  Type of Loan:
  Commercial, financial and agricultural....................   $ 2,085        13%             7%
  Real estate -- construction...............................     2,567        17             13
  Real estate -- residential................................    10,122        65             75
  Installment...............................................       780         5              5
                                                               -------       ---            ---
          Total.............................................   $15,554       100%           100%
                                                               =======       ===            ===
December 31, 1997
  Type of Loan:
  Commercial, financial and agricultural....................   $ 1,664        11%             6%
  Real estate -- construction...............................     2,421        16             11
  Real estate -- residential................................    10,023        66             76
  Installment...............................................     1,155         7              7
                                                               -------       ---            ---
          Total.............................................   $15,263       100%           100%
                                                               =======       ===            ===
December 31, 1996
  Type of Loan:
  Commercial, financial and agricultural....................   $ 1,329         9%             6%
  Real estate -- construction...............................     3,117        22              9
  Real estate -- residential................................     8,869        63             77
  Installment...............................................       825         6              8
                                                               -------       ---            ---
          Total.............................................   $14,140       100%           100%
                                                               =======       ===            ===
December 31, 1995
  Type of Loan:
  Commercial, financial and agricultural....................   $   936         7%             7%
  Real estate -- construction...............................     3,839        28              9
  Real estate -- residential................................     7,851        58             75
  Installment...............................................       926         7              9
                                                               -------       ---            ---
          Total.............................................   $13,552       100%           100%
                                                               =======       ===            ===

DEPOSITS

     The Bank primarily serves individuals and small- to medium-sized businesses with a variety of deposit accounts, such as NOW accounts, money market accounts, certificates of deposit and individual retirement accounts. The following table presents average balances by category and average rates paid for the years ended December 31, 1999, 1998, and 1997. Average balances were calculated based on daily averages.

                                    TABLE 13
                                    DEPOSITS

                                                                           AS OF DECEMBER 31,
                                       ------------------------------------------------------------------------------------------
                                                   1999                           1998                           1997
                                       ----------------------------   ----------------------------   ----------------------------
                                                               AVG.                           AVG.                           AVG.
                                        AVERAGE     INTEREST   RATE    AVERAGE     INTEREST   RATE    AVERAGE     INTEREST   RATE
                                        BALANCE     EXPENSE    PAID    BALANCE     EXPENSE    PAID    BALANCE     EXPENSE    PAID
(DOLLARS IN THOUSANDS)                 ----------   --------   ----   ----------   --------   ----   ----------   --------   ----
Non-interest bearing demand
  deposits...........................  $  124,772   $    --      --   $  125,178   $    --      --   $  116,990   $    --      --
Interest bearing deposits:
  Demand deposits....................     146,343     1,195    0.82%     135,492     3,794    2.80%     128,703     2,054    1.60%
  Money markets accounts.............     152,785     7,351    4.81       75,558     3,439    4.55       70,496     3,290    4.67
  Savings deposits...................     125,418     4,556    3.63      135,309     5,387    3.98      132,615     5,520    4.16
  Time deposits......................     580,714    31,269    5.38      587,261    33,521    5.71      611,038    35,468    5.80
                                       ----------   -------           ----------   -------           ----------   -------
        Total........................   1,005,260    44,371              933,620    46,141              942,852   $46,332
                                       ----------   -------           ----------   -------           ----------   -------
        Total deposits...............  $1,130,032   $44,371           $1,058,798   $46,141           $1,059,842   $46,332
                                       ==========   =======           ==========   =======           ==========   =======

     As of December 31, 1999, domestic time deposits of $100,000 or more totaled $239,839,000, with the following maturities: $88,049,000, three months or less; $130,223,000, over three months through twelve months; $20,393,000, over one year through three years and $1,174,000 over three years.

OTHER BORROWINGS

     The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings for the years ended December 31, 1999, 1998 and 1997.

                                    TABLE 14
                                OTHER BORROWINGS

                                                                                                   MAXIMUM
                                                    BALANCE    INTEREST RATE              AVG.   OUTSTANDING
                                                     AS OF         AS OF       AVERAGE    INT.     AT ANY
                                                    DEC. 31       DEC. 31      BALANCE    RATE    MONTH-END
(DOLLARS IN THOUSANDS)                              --------   -------------   --------   ----   -----------
1999
  Federal funds purchased, securities sold under
     agreements to purchase and FHLB borrowings...  $491,976      5.14%        $422,644   5.42%   $553,202
                                                    ========                   ========           ========
1998
  Federal funds purchased, securities sold under
     agreements to purchase and FHLB borrowings...  $469,944      5.51%        $434,260   5.64%   $484,927
                                                    ========                   ========           ========
1997
  Federal funds purchased, securities sold under
     agreements to repurchase and FHLB
     borrowings...................................  $350,079      5.59%        $283,167   5.83%   $413,789
                                                    ========                   ========           ========

     At December 31, 1999, FCNB had one available line of credit with the FHLB totaling $468,750,000 with approximately $434,826,000 outstanding. The outstanding amounts consisted of $156,805,000 maturing in 2000, $571,000 maturing in 2001, $76,000,000 maturing in 2002, $13,000,000 maturing in 2003,
$86,000,000 in 2004, $26,000,000 maturing in 2008, $76,000,000 in 2009, and
$450,000 maturing in 2011. At December 31, 1999, such amounts were outstanding at market interest rates for the specific advance program and maturity. In addition, the FHLB requires bank to pledge collateral to secure the advances as described in the line of credit agreement. The collateral consists of FHLB stock and qualifying 1-4 family residential mortgage loans.

     See also note 9 to Consolidated Financial Statements.

RETURN ON EQUITY AND ASSETS

     The table below indicates the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), dividend payout ratio (dividends per share divided by basic net income per share), and average equity to average assets ratio (average equity divided by average total assets) and other key operating data for the years ended December 31, 1999, 1998, and 1997. Averages are based on daily balances.

                                    TABLE 15
                          RETURN ON EQUITY AND ASSETS

                                                                         DECEMBER 31,
                                                            --------------------------------------
(DOLLARS IN THOUSANDS                                          1999          1998          1997
EXCEPT PER SHARE AMOUNTS)                                   ----------   ------------   ----------
Net income................................................  $   26,092    $    9,236    $   19,171
Average shareholders' equity..............................     230,149       250,895       256,715
Average total assets......................................   1,826,421     1,780,545     1,585,431
Dividends per share (1)...................................        0.68          0.61          0.53
Basic net income per share................................        1.45          0.51          1.06
Diluted net income per share..............................        1.45          0.50          1.03
Return on average assets..................................        1.43%         0.52%         1.21%
Return on average equity..................................       11.34          3.68          7.47
Dividend payout ratio (1).................................       46.90        119.61*        50.00*
Average equity to average assets ratio....................       12.60         14.09         16.19

---------------

*   Excludes HFNC Financial information for comparison purposes.
(1) Computed using the Corporation's historical dividends declared per share. Dividends declared per share were $0.68, $0.61, and $0.53 per share for the years ended December 31, 1999, 1998 and 1997, respectively. Dividends declared per share by HFNC were $0.24 and $5.28 per share for the years ended December 31, 1998 and 1997, as adjusted to conform to the Corporation's December 31 fiscal year. Dividends declared per share by HFNC in the year ended December 31, 1997 includes a special distribution of $5.00 per share to HFNC shareholders, substantially all of which was deemed to be a return of capital to shareholders.

ITEM 2.  PROPERTIES

     The corporate and accounting offices of the Corporation are located in various leased facilities in Concord, North Carolina.

     The main office of FCNB is located in a facility the bank owns in Concord, North Carolina, while the operations and data processing departments of FCNB are currently located in another fully-owned facility in Concord, North Carolina.

     In addition to its main office, FCNB has thirty-one full service branches and two limited service facilities in the following North Carolina locations:

Boiling Springs                                Concord -- Wilmar(1)
Cornelius(1)                                   Concord -- Hwy. 29(1)
Forest City(1)                                 Concord -- Branchview(1)(2)(3)
Huntersville(1)(2)                             Concord -- Southbranch(1)(3)
Harrisburg(1)                                  Kannapolis(1)
Midland(1)                                     Landis(1)
Indian Trail(1)(2)                             Mt. Pleasant
Waxhaw(1)                                      Monroe -- Skyway Drive(2)
Monroe -- Downtown(1)                          Matthews(1)
Shelby(1)                                      Mint Hill(1)
Kings Mountain(1)                              Davidson
Charlotte -- Uptown(1)                         The Pines(2)
Charlotte -- Cotswold(1)                       Cornelius(1)
Charlotte -- Park Road(1)(2)                   Charlotte -- Carmel(1)
Charlotte -- University(1)                     Charlotte -- Eastland(1)
Charlotte -- Oakdale(1)                        Charlotte -- Southpark(1)(2)
                                               Charlotte -- Fairview(1)

-----------------------

(1) Branch maintains an ATM on site
(2) Facility is leased.
(3) Limited service facility

     In addition to the above-noted ATMs, FCNB owns fourteen remote ATMs in various convenience-style locations in Cabarrus, northeast Mecklenburg and Cleveland counties of North Carolina.

     FCNB also operates a loan production office located in Greensboro, North Carolina.

     FCNB is in the process of constructing a new Corporate Center located in University Research Park that should be complete and operational in the first quarter of 2001.

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

     In December 1996, Home Federal filed a suit against the borrower and his company and against the borrower's wife, daughters, and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets which may be used to satisfy a portion of the judgments obtained in favor of Home Federal in prior litigation. In April 1997, the borrower's wife filed a counterclaim against Home Federal alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to Home Federal for application on a debt owed by one of her husband's corporations, claiming that officers of Home Federal promised to resume making loans to her husband's corporation after the payment. Home Federal and its officers vigorously denied all of her allegations. Home Federal filed a motion for summary judgment and dismissal of the counterclaim. The motion for summary judgment was heard in the Superior Court division of the Mecklenburg County General Court of Justice in April 1998. In June 1998, Home Federal removed this case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the defendant was the debtor in a pending bankruptcy case. In April 1999, Home Federal moved for summary judgement to dismiss the counterclaims. At a hearing in May 1999, the Bankruptcy Judge granted part and denied part of Home Federal's Motion for Summary Judgement. The Judge dismissed the wife's counterclaim for breach of fiduciary duty, but allowed her claim for fraud to continue. The borrower, his wife and daughter filed a motion for jury trial. The request was not filed within the time allowed; however, the Judge may, in his discretion, order a jury trial. We have filed an objection to the request and a hearing on the motion is scheduled for April 4, 2000. A trial date has not been set; however, we anticipate a trial within 90 days. Home Federal believes it has strong defenses to the defendant's counterclaim.

     In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of Home Federal and against an officer of another financial institution. The action was removed from the state court to the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action in the Superior Court of Mecklenburg County, North Carolina against the two executive officers of Home Federal and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of Home Federal. Plaintiffs claim actual damages, treble damages, and punitive damages together with interest, attorneys' fees, and other costs. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. The action pending in the bankruptcy court has been stayed. All defendants filed motions for summary judgment in the state court action which were granted, and that lawsuit was dismissed in January 1998 by the Superior Court of Mecklenburg County. The plaintiff appealed the order granting summary judgment to the North Carolina Court of Appeals. In July 1998, the defendants removed the state court case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the plaintiff was a debtor in a pending bankruptcy case. As a result of the removal, the North Carolina Court of Appeals entered an order staying further proceedings in the North Carolina Court of Appeals in August 1998. In early June 1999, the United States Bankruptcy court entered its Memorandum Decision and Order adopting the State Court dismissal of the lawsuit. In late June 1999, the plaintiff gave notice of appeal which Home Federal is opposing. The appeal is pending. On February 12, 2000, the borrower filed a motion to close his bankruptcy case and remand the action to State Court. We filed an objection to the motion. At a hearing on March 7, 2000, the Judge denied the borrower's request to close the case and denied the borrower's motion to remand to State Court. The Corporation is bound by Home Federal's agreement to indemnify both of its officers with respect to costs, expense, and liability which might arise in connection with both of these cases.

     In July 1997, the above borrower and affiliated companies filed an additional action against HFNC, Home Federal, and the other financial institution referred to in the paragraph above, alleging that previous judgments in favor of Home Federal and the other financial institution obtained in prior litigation were obtained by the perpetration of fraud on the Bankruptcy Court, U.S. District Court, and the Fourth Circuit Court of Appeals. The plaintiffs are seeking to have the judgments set aside on that basis. All defendants filed motions for summary judgment and dismissal which were granted, and the lawsuit was dismissed on September 24, 1998. The borrower, individually, has appealed the Order dismissing the lawsuit to the Fourth Circuit Court of Appeals. In February 1999, the United States District Court entered an Order sanctioning the attorneys for the plaintiffs and ordering that the plaintiff be prohibited from filing any further action or proceeding in the United States District Court for the Western District of North Carolina arising from facts involved in this matter. The Plaintiff appealed the entry of that order. On March 6, 2000, the United States Court of Appeals for the 4th Circuit ruled against the borrower on both appeals and affirmed the District Court's opinion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the shareholders of the Registrant was held on March 21, 2000. The purpose of the meeting was to consider and vote upon a proposal to approve the Agreement and Plan of Merger, dated as of November 7, 1999, by and between the Corporation and Carolina First BancShares, Inc. ("Carolina First"), pursuant to which Carolina First would merge with and into the Corporation. This motion was adopted by a vote of the majority of the Corporation's issued and outstanding common stock entitled to vote at the meeting, as follows:

For:                          11,561,666
Against:                       1,288,371
Abstained:                        87,639

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

NAME                             AGE   OFFICE AND POSITION                               YEAR ELECTED
----                             ---   -------------------                              --------------
Lawrence M. Kimbrough..........  59    President and Chief Executive Officer of the     1986 - Present
                                         Registrant and FCNB
Robert O. Bratton..............  51    Executive Vice President, Chief Operating        1983 - Present
                                         Officer and Chief Financial Officer of the
                                         Registrant and FCNB
                                       Vice President of Union                          1996 - 1998
Robert E. James, Jr. ..........  49    Group Executive Vice President -- Sales of FCNB  1999 - Present
                                       Executive Vice President of the Registrant       1999 - Present
                                       Group Executive: Market Planning & Customer      1996 - 1998
                                         Development, Centura Bank
                                       Executive Vice President for Metro Markets,      1994 - 1998
                                         Centura Bank
Carl T. McFarland..............  42    Executive Vice President of the Registrant and   1999 - Present
                                         FCNB
                                       Executive Vice President and Alternative         1996 - 1999
                                         Delivery Systems Manager, BB&T
                                       Senior Vice President and Loan Services Manager  1988 - 1996
Robert G. Fox, Jr. ............  50    Executive Vice President of the Registrant and   1993 - Present
                                         FCNB and Chief Lending Officer of FCNB
                                       Vice President of Union                          1996 - 1998
                                       Senior Vice President and Senior Credit Officer  1989 - 1993
                                         Barclays Bank of NC
Stephen M. Rownd...............  41    Executive Vice President of the Registrant and   2000 - Present
                                         FCNB and Chief Credit Officer of FCNB
                                       Director of Risk Management, SunTrust Banks,     1999 - 2000
                                         Inc.
                                       Executive Vice President and Chief Credit        1996 - 1999
                                         Officer, SunTrust Bank of Gulf Coast
                                       Senior Vice President, Regions Bank              1991 - 1996

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information called for by Item 5 with respect to the market price of and dividends on the Registrant's Common Stock is set forth on the inside back cover of the Corporation's 1999 Annual Report to Shareholders (included herewith as Exhibit 13.1) under the caption "Stock Information and Dividends" and is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by Item 6 is set forth on page 1 of the Corporation's 1999 Annual Report to Shareholders (included herein as Exhibit 13.l) under the caption "Selected Consolidated Financial Data" and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by Item 7 is set forth on pages 45 through 61 of the Corporation's 1999 Annual Report to Shareholders (included herein as Exhibit 13.1) under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by Item 7A is set forth on pages 48 and 49 of the Corporation's 1999 Annual Report to Shareholders (included herein as Exhibit 13.1) under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations and Financial Condition" and is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Item 8 are set forth on pages 17 through 44 of the Corporation's 1999 Annual Report to Shareholders (included herein as
Exhibit 13.1) and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Election of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is set forth in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Election of Directors -- Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," respectively, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is set forth in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Principal Shareholders" and "Management Ownership of Common Stock," respectively, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is set forth in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

       The following financial statements, together with a report thereon of independent certified public accountants, are included in this report by incorporation by reference to the Corporation's 1999 Annual Report to Shareholders (included herein as Exhibit 13.1) as set forth in Item 8:

       Independent Auditors' Report

       Consolidated Balance Sheets, December 31, 1999 and 1998

       Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

   (3) Exhibits.

  EXHIBIT NO.
 (PER EXHIBIT
   TABLE IN
  ITEM 601 OF
REGULATION S-K)                     DESCRIPTION OF EXHIBITS
---------------                     -----------------------
     3.1          Amended and Restated Articles of Incorporation of the
                  Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's 10Q for the quarter ended September 30,
                  1998 (Commission File No. 0-15829)
     3.2          By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995
                  (Commission File No. 0-15829)
   *10.1          Comprehensive Stock Option Plan, incorporated herein by
                  reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
                  (Commission File No. 0-15829)
    10.2          Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 28.1 of the Registrant's
                  Registration Statement No. 333-60641, dated August 8, 1998.
   *10.3          Executive Incentive Bonus Plan, incorporated herein by
                  reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998
                  (Commission File No. 0-15829.)
   *10.4          Employment Agreement dated July 21, 1999 for Lawrence M.
                  Kimbrough
   *10.5          Employment Agreement dated July 21, 1999 for Robert O.
                  Bratton
   *10.6          Employment Agreement dated July 21, 1999 for Robert E. James
   *10.7          Employment Agreement dated December 15, 1999 for Carl T.
                  McFarland
   *10.8          Supplemental Agreement dated July 21, 1999 for Lawrence M.
                  Kimbrough
   *10.9          Supplemental Agreement dated July 21, 1999 for Robert O.
                  Bratton
   *10.10         Supplemental Agreement dated July 21, 1999 for Robert E.
                  James
   *10.11         Change in Control Agreement dated November 16, 1994 for
                  Robert G. Fox, Jr. incorporated herein by reference to
                  Exhibit 10.7 of the Registrant's Annual Report on Form 10-K
                  for the year ended December 31, 1994 (Commission File No.
                  0-15829.)
   *10.12         Amended and Restated Employment Agreement between First
                  Charter National Bank and John J. Godbold, Jr. dated as of
                  December 22, 1997, incorporated herein by reference to
                  Exhibit 10.8 of the Registrant's Annual Report on Form 10-K
                  for the year ended December 31, 1997 (Commission File No.
                  0-15829.)
   *10.13         Restricted Stock Award Program, incorporated herein by
                  reference to Exhibit 99.1 of the Registrant's Registration
                  Statement No. 333-60949, dated July 10, 1995.
    10.14         The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant's Registration Statement No.
                  333-54019, dated May 29, 1998.
   *10.15         The First Charter Corporation Comprehensive Stock Option
                  Plan, incorporated herein by reference to the Registrant's
                  Registration Statement No. 333-54021, dated May 29, 1998.
   *10.16         The Stock Option Plan for Non-employee Directors,
                  incorporated herein by reference to the Registrant's
                  Registration Statement No. 333-54023, dated May 29, 1998.
   *10.17         The Home Federal Savings and Loan Employee Stock Ownership
                  Plan, incorporated herein by reference to the Registrant's
                  Registration Statement No. 333-71495, dated January 29,
                  1999.
   *10.18         The HFNC Financial Corp. Stock Option Plan, incorporated
                  herein by reference to the Registrant's Registration
                  Statement No. 333-71497, dated February 1, 1999.

  EXHIBIT NO.
 (PER EXHIBIT
   TABLE IN
  ITEM 601 OF
REGULATION S-K)                     DESCRIPTION OF EXHIBITS
---------------                     -----------------------
    10.19         Agreement and Plan of Merger by and between the Registrant and Carolina First Bancshares, Inc. dated as of November 7,
                  1999, incorporated herein by reference to Appendix A of the
                  Registrant's Registration Statement No. 333-95003 filed
                  January 20, 1999.
    10.20         Stock Option Agreement between the Registrant and Carolina
                  State Bank dated June 30, 1997, incorporated herein by
                  reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed July 2, 1997 (Commission File No. 0-15829)
   *10.21         Employment Agreement dated as of January 20, 1993, as
                  amended as of August 31, 1995, between Bank of Union and H.
                  Clark Goodwin, incorporated herein by reference to Exhibit
                  10.12 of the Registrant's Annual Report on Form 10-K for the
                  year ended December 31, 1995 (Commission File No. 0-15829)
   *10.22         Change in Control Agreement dated October 16, 1996 for
                  Edward B. McConnell, incorporated herein by reference to
                  Exhibit 10.13 of the Registrant's Annual Report on Form 10-K
                  for the year-ended December 31, 1996 (Commission File No.
                  0-15829)
    10.23         1998 Employee Stock Purchase Plan, incorporated herein by
                  reference to Exhibit 99.1 of the Registrant's Registration
                  Statement No. 333-43617 filed December 31, 1997.
   *10.24         Amended and Restated Salary Continuation Agreement between
                  First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997, incorporated herein by reference to
                  Exhibit 10.16 of the Registrant's Annual Report on Form 10-K
                  for the year ended December 31, 1997 (Commission File No.
                  0-15829.)
    11.1          Statement regarding computation of per share earnings,
                  incorporated herein by reference to Footnote 1 of the
                  Consolidated Financial Statements included in the First
                  Charter Corporation Annual Report to its shareholders for
                  the year ended December 31, 1999.
    13.1          First Charter Corporation Annual Report to its shareholders for the year ended December 31, 1999. Such Annual Report to its shareholders, except for those portions which are
                  expressly incorporated by reference in this Form 10-K, is
                  furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K
    21.1          List of subsidiaries of the Registrant
    23.1          Consent of KPMG LLP
    27.1          Financial Data Schedule

---------------

* Indicates a management contract or compensatory plan required to be filed herein.

(b) Reports on Form 8-K

     On October 13, 1999, the Corporation filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof its earnings for the fiscal quarter ended September 30, 1999.

     On November 8, 1999, the Corporation filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof its Agreement and Plan of Merger by and between First Charter Corporation and Carolina First BancShares, Inc. entered into on November 7, 1999. Included in this filing were exhibits filed under Item 7 consisting of the news release disseminated on November 8, 1999 and information provided to analysts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST CHARTER CORPORATION
                                          (Registrant)

                                          By:   /s/ LAWRENCE M. KIMBROUGH
                                            ------------------------------------
                                              Lawrence M. Kimbrough, President

                                          Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

              /s/ LAWRENCE M. KIMBROUGH                President and Director           March 30, 2000
-----------------------------------------------------    (Principal Executive Officer)
               (Lawrence M. Kimbrough)

                /s/ J. ROY DAVIS, JR.                  Chairman of the Board and        March 30, 2000
-----------------------------------------------------    Director
                 (J. Roy Davis, Jr.)

               /s/ MICHAEL R. COLTRANE                 Vice Chairman of the Board and   March 30, 2000
-----------------------------------------------------    Director
                (Michael R. Coltrane)

                /s/ ROBERT O. BRATTON                  Executive Vice President         March 30, 2000
-----------------------------------------------------    (Principal Financial and
                 (Robert O. Bratton)                     Principal Accounting Officer)

                /s/ WILLIAM R. BLACK                   Director                         March 30, 2000
-----------------------------------------------------
                 (William R. Black)

              /s/ JOHN J. GODBOLD, JR.                 Director                         March 30, 2000
-----------------------------------------------------
               (John J. Godbold, Jr.)

              /s/ CHARLES F. HARRY, III                Director                         March 30, 2000
-----------------------------------------------------
               (Charles F. Harry, III)

                /s/ FRANK H. HAWFIELD                  Director                         March 30, 2000
-----------------------------------------------------
                 (Frank H. Hawfield)

                                                       Director
-----------------------------------------------------
                  (Jerry E. McGee)

                /s/ HUGH H. MORRISON                   Director                         March 30, 2000
-----------------------------------------------------
                 (Hugh H. Morrison)

                /s/ THOMAS R. REVELS                   Director                         March 30, 2000
-----------------------------------------------------
                 (Thomas R. Revels)

                                 EXHIBIT INDEX

  EXHIBIT NO.
 (PER EXHIBIT
   TABLE IN
  ITEM 601 OF
REGULATION S-K)                     DESCRIPTION OF EXHIBITS
---------------                     -----------------------
     3.1          Amended and Restated Articles of Incorporation of the
                  Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant's 10Q for the quarter ended September 30,
                  1998 (Commission File No. 0-15829)
     3.2          By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995
                  (Commission File No. 0-15829)
   *10.1          Comprehensive Stock Option Plan, incorporated herein by
                  reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
                  (Commission File No. 0-15829)
    10.2          Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 28.1 of the Registrant's
                  Registration Statement No. 333-60641, dated August 8, 1998.
   *10.3          Executive Incentive Bonus Plan, incorporated herein by
                  reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998
                  (Commission File No. 0-15829.)
   *10.4          Employment Agreement dated July 21, 1999 for Lawrence M.
                  Kimbrough
   *10.5          Employment Agreement dated July 21, 1999 for Robert O.
                  Bratton
   *10.6          Employment Agreement dated July 21, 1999 for Robert E. James
   *10.7          Employment Agreement dated December 15, 1999 for Carl T.
                  McFarland
   *10.8          Supplemental Agreement dated July 21, 1999 for Lawrence M.
                  Kimbrough
   *10.9          Supplemental Agreement dated July 21, 1999 for Robert O.
                  Bratton
   *10.10         Supplemental Agreement dated July 21, 1999 for Robert E.
                  James
   *10.11         Change in Control Agreement dated November 16, 1994 for
                  Robert G. Fox, Jr. incorporated herein by reference to
                  Exhibit 10.7 of the Registrant's Annual Report on Form 10-K
                  for the year ended December 31, 1994 (Commission File No.
                  0-15829.)
   *10.12         Amended and Restated Employment Agreement between First
                  Charter National Bank and John J. Godbold, Jr. dated as of
                  December 22, 1997, incorporated herein by reference to
                  Exhibit 10.8 of the Registrant's Annual Report on Form 10-K
                  for the year ended December 31, 1997 (Commission File No.
                  0-15829.)
   *10.13         Restricted Stock Award Program, incorporated herein by
                  reference to Exhibit 99.1 of the Registrant's Registration
                  Statement No. 333-60949, dated July 10, 1995.
    10.14         The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant's Registration Statement No.
                  333-54019, dated May 29, 1998.
   *10.15         The First Charter Corporation Comprehensive Stock Option
                  Plan, incorporated herein by reference to the Registrant's
                  Registration Statement No. 333-54021, dated May 29, 1998.
   *10.16         The Stock Option Plan for Non-employee Directors,
                  incorporated herein by reference to the Registrant's
                  Registration Statement No. 333-54023, dated May 29, 1998.
   *10.17         The Home Federal Savings and Loan Employee Stock Ownership
                  Plan, incorporated herein by reference to the Registrant's
                  Registration Statement No. 333-71495, dated January 29,
                  1999.
   *10.18         The HFNC Financial Corp. Stock Option Plan, incorporated
                  herein by reference to the Registrant's Registration
                  Statement No. 333-71497, dated February 1, 1999.

  EXHIBIT NO.
 (PER EXHIBIT
   TABLE IN
  ITEM 601 OF
REGULATION S-K)                     DESCRIPTION OF EXHIBITS
---------------                     -----------------------
    10.19         Agreement and Plan of Merger by and between the Registrant and Carolina First Bancshares, Inc. dated as of November 7,
                  1999, incorporated herein by reference to Appendix A of the
                  Registrant's Registration Statement No. 333-95003 filed
                  January 20, 1999.
    10.20         Stock Option Agreement between the Registrant and Carolina
                  State Bank dated June 30, 1997, incorporated herein by
                  reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed July 2, 1997 (Commission File No. 0-15829)
   *10.21         Employment Agreement dated as of January 20, 1993, as
                  amended as of August 31, 1995, between Bank of Union and H.
                  Clark Goodwin, incorporated herein by reference to Exhibit
                  10.12 of the Registrant's Annual Report on Form 10-K for the
                  year ended December 31, 1995 (Commission File No. 0-15829)
   *10.22         Change in Control Agreement dated October 16, 1996 for
                  Edward B. McConnell, incorporated herein by reference to
                  Exhibit 10.13 of the Registrant's Annual Report on Form 10-K
                  for the year-ended December 31, 1996 (Commission File No.
                  0-15829)
    10.23         1998 Employee Stock Purchase Plan, incorporated herein by
                  reference to Exhibit 99.1 of the Registrant's Registration
                  Statement No. 333-43617 filed December 31, 1997.
   *10.24         Amended and Restated Salary Continuation Agreement between
                  First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997, incorporated herein by reference to
                  Exhibit 10.16 of the Registrant's Annual Report on Form 10-K
                  for the year ended December 31, 1997 (Commission File No.
                  0-15829.)
    11.1          Statement regarding computation of per share earnings,
                  incorporated herein by reference to Footnote 1 of the
                  Consolidated Financial Statements included in the First
                  Charter Corporation Annual Report to its shareholders for
                  the year ended December 31, 1999.
    13.1          First Charter Corporation Annual Report to its shareholders for the year ended December 31, 1999. Such Annual Report to its shareholders, except for those portions which are
                  expressly incorporated by reference in this Form 10-K, is
                  furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K
    21.1          List of subsidiaries of the Registrant
    23.1          Consent of KPMG LLP
    27.1          Financial Data Schedule

---------------

* Indicates a management contract or compensatory plan required to be filed herein.