Form 10-Q
period 2000-03-31
FIRST CHARTER CORP /NC/
filed 2000-05-15
CIK 717306

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   ------------------------
Commission file number                      0-15829
                      ----------------------------------------------------------

                            FIRST CHARTER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          North Carolina                                  56-1355866
------------------------------------           ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

  22 Union Street North, Concord, North Carolina                      28025
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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         31,101,668 shares of Common Stock, no par value, outstanding as of May 12, 2000.

PART 1.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                        FIRST CHARTER CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,      December 31,
                                                                                       2000              1999
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                         (Unaudited)
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks ..................................................      $    45,024       $    59,967
Federal funds sold .......................................................              624               665
Interest bearing bank deposits ...........................................            2,842             1,995
                                                                                -----------------------------
     Cash and cash equivalents ...........................................           48,490            62,627
Securities available for sale (cost of $348,137 at March 31, 2000 and
     $349,124 at December 31, 1999) ......................................          341,405           342,136
Loans ....................................................................        1,497,996         1,426,495
     Less: Unearned income ...............................................             (164)             (203)
           Allowance for loan losses .....................................          (18,114)          (17,339)
                                                                                -----------------------------
     Loans, net ..........................................................        1,479,718         1,408,953
                                                                                -----------------------------
Premises and equipment, net ..............................................           49,054            43,592
Other assets .............................................................           44,331            37,009
                                                                                -----------------------------
         Total assets ....................................................      $ 1,962,998       $ 1,894,317
                                                                                =============================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits, domestic:
         Noninterest bearing demand ......................................      $   141,829       $   130,613
         Interest bearing ................................................        1,039,566         1,018,899
                                                                                -----------------------------
                  Total deposits .........................................        1,181,395         1,149,512
Other borrowings .........................................................          522,348           491,976
Other liabilities ........................................................           25,917            25,117
                                                                                -----------------------------
         Total liabilities ...............................................        1,729,660         1,666,605
                                                                                -----------------------------

Shareholders' equity:
Common stock - no par value; authorized 50,000,000 shares,
       issued and outstanding 17,704,811 shares at 3/31/00 and
       17,571,729 shares at 12/31/99 .....................................          102,092            99,905
Retained earnings ........................................................          135,335           132,053
Accumulated other comprehensive income (loss):
       Unrealized loss on securities available for sale, net .............           (4,089)           (4,246)
                                                                                -----------------------------
         Total shareholders' equity ......................................          233,338           227,712
                                                                                -----------------------------
         Total liabilities and shareholders' equity ......................      $ 1,962,998       $ 1,894,317
                                                                                =============================


See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                  FOR THE THREE MONTHS ENDED
-------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31,         March 31,
(Dollars in thousands, except share and per share data)                                2000              1999
-------------------------------------------------------------------------------------------------------------
Interest income:
        Loans ............................................................      $    30,781       $    29,795
        Federal funds sold ...............................................               12               102
        Interest bearing bank deposits ...................................               36               137
        Securities available for sale ....................................            5,331             4,733
                                                                                -----------------------------
              Total interest income ......................................           36,160            34,767
                                                                                -----------------------------
Interest expense:
        Deposits .........................................................           11,423            11,289
        Federal funds purchased and securities
              sold under agreements to repurchase ........................              852             1,219
        Federal Home Loan Bank and other borrowings ......................            6,192             5,029
                                                                                -----------------------------
                Total interest expense ...................................           18,467            17,537
                                                                                -----------------------------
                            Net interest income ..........................           17,693            17,230
Provision for loan losses ................................................            1,075               975
                                                                                -----------------------------
        Net interest income after provision for loan losses ..............           16,618            16,255
Noninterest income:
        Trust income .....................................................              615               535
        Service charges on deposit accounts ..............................            1,512             1,038
        Insurance and other commissions ..................................            1,391             1,057
        Securities available for sale transactions, net ..................              174               344
        Other ............................................................              875               807
                                                                                -----------------------------
                Total noninterest income .................................            4,567             3,781
                                                                                -----------------------------
Noninterest expense:
        Salaries and fringe benefits .....................................            6,570             5,720
        Occupancy and equipment ..........................................            2,046             1,729
        Other ............................................................            3,356             3,450
                                                                                -----------------------------
                Total noninterest expense ................................           11,972            10,899
                                                                                -----------------------------
                            Income before income taxes ...................            9,213             9,137
Income taxes .............................................................            2,921             2,964
                                                                                -----------------------------
Net income ...............................................................      $     6,292       $     6,173
                                                                                =============================
Net income per share:
                Basic ....................................................      $      0.36       $      0.33
                Diluted ..................................................      $      0.36       $      0.33
Weighted average shares:
                Basic ....................................................       17,687,753        18,488,751
                Diluted ..................................................       17,706,150        18,532,657

See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                                 Common Stock                            Other
                                             --------------------   Retained     Comprehensive
(Dollars in thousands)                           Shares    Amount   Earnings      Income (Loss)      Total
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 ................  18,442,202  $121,416  $ 118,078     $       6,478   $ 245,972

Comprehensive income:

    Net income through March 31, 1999 .....          --        --      6,173                --       6,173

    Unrealized loss on securities available
        for sale, net .....................          --        --         --            (1,984)     (1,984)
                                                                                                 ---------
              Total comprehensive income...                                                          4,189

Cash dividends ............................          --        --     (3,117)               --      (3,117)

Stock options exercised ...................      45,582       438         --                --         438

Shares issued in connection with business
        acquisition .......................      68,551     1,273         --                --       1,273
                                             -------------------------------------------------------------
Balance, March 31, 1999 ...................  18,556,335  $123,127  $ 121,134     $       4,494   $ 248,755
                                             =============================================================
Balance, December 31, 1999 ................  17,571,729  $ 99,905  $ 132,053     $      (4,246)  $ 227,712

Comprehensive income:

    Net income through March 31, 2000 .....          --        --      6,292                --       6,292

    Unrealized gain on securities
        available for sale, net ...........          --        --         --               157         157
                                                                                                 ---------
              Total comprehensive income...                                                          6,449

Cash dividends ............................          --        --     (3,010)               --      (3,010)

Stock options exercised ...................      10,819       162         --                --         162

Shares issued in connection with
      business acquisition ................     122,263     2,025         --                --       2,025
                                             -------------------------------------------------------------
Balance, March 31, 2000 ...................  17,704,811  $102,092  $ 135,335     $      (4,089)  $ 233,338
                                             =============================================================

See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                  2000               1999
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................................      $     6,292       $     6,173
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for loan losses .............................................            1,075               975
        Depreciation ..........................................................            1,216               919
        Premium amortization and discount accretion, net ......................                8                64
        Net gain on securities available for sale transactions ................             (174)             (344)
        Net gain on sale of other real estate .................................              (49)              (12)
        Net loss on sale of premises and equipment ............................                4                18
        Origination of mortgage loans held for sale ...........................          (15,821)          (15,172)
        Proceeds from sale of mortgage loans available for sale ...............           15,332            16,381
        Decrease (increase) in other assets ...................................           (4,476)            6,531
        Increase in other liabilities .........................................              800             1,402
                                                                                     -----------------------------
                Net cash provided by operating activities .....................            4,207            16,935
                                                                                     -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sales of securities available for sale ..................           27,799             1,699
        Proceeds from maturities of securities available for sale .............            8,934            17,592
        Purchase of securities available for sale .............................          (35,580)          (13,075)
        Net increase in loans .................................................          (71,749)          (54,803)
        Proceeds from sales of other real estate ..............................              593             2,063
        Proceeds from sales of premises and equipment .........................               19               534
        Purchase of premises and equipment ....................................           (7,768)           (1,944)
                                                                                     -----------------------------
                Net cash used by investing activities .........................          (77,752)          (47,934)
                                                                                     -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in demand, money market and savings accounts ..            2,685            (5,532)
        Net increase in certificates of deposit ...............................           29,199             2,118
        Net increase in securities sold under repurchase
              agreements and other borrowings .................................           30,372            26,818
        Proceeds from issuance of common stock ................................              162               438
        Dividends paid ........................................................           (3,010)           (3,117)
                                                                                     -----------------------------
                Net cash provided by financing activities .....................           59,408            20,725
                                                                                     -----------------------------
                Net decrease in cash and cash equivalents .....................          (14,137)          (10,274)
                Cash and cash equivalents at beginning of period ..............           62,627            59,999
                                                                                     -----------------------------
                Cash and cash equivalents at end of period ....................      $    48,490       $    49,725
                                                                                     =============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest ............................................................      $    18,407       $    17,567
                                                                                     =============================
          Income taxes ........................................................      $       806       $     2,154
                                                                                     =============================
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Transfer of loans and premises and equipment
          to other real estate owned ..........................................      $       397       $       498
                                                                                     =============================
  Unrealized gain (loss) in value of securities available for sale
          (net of tax effect of $99 and ($1,185) for March 31, 2000 and
          March 31, 1999, respectively) .......................................      $       157       $    (1,984)
                                                                                     =============================
  Issuance of common stock for business acquisition ...........................      $     2,025       $     1,273
                                                                                     =============================

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and 1999 (UNAUDITED)


1.       BUSINESS/CONSOLIDATION
         The accompanying consolidated financial statements present the consolidated financial condition and results of operations of First Charter Corporation (the "Corporation") and its wholly owned subsidiary, First Charter National Bank (the "Bank"), a commercial bank operating in Mecklenburg, Cabarrus, Union, Rowan, Rutherford and Cleveland counties of North Carolina. In addition, through its subsidiary First Charter Brokerage Services, the Bank offers discount brokerage services, insurance and annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates three other subsidiaries: First Charter Insurance Services, Inc., First Charter Realty Investment, Inc., and FCNB Real Estate, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment, Inc. is a Delaware corporation organized as a holding company for FCNB Real Estate Inc, a real estate investment trust organized in North Carolina. In consolidation, all significant intercompany accounts and transactions have been eliminated. Certain amounts reported in the prior period have been reclassified to conform with current period presentation. Such reclassifications have no effect on net income or shareholders' equity as previously reported.

2.       FINANCIAL STATEMENT PRESENTATION
         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

         The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for the interim periods. All such adjustments were of a normal recurring nature.

3.       NET INCOME PER SHARE
         Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation's potential common stock, which consists of stock options, are issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all the periods presented. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

                                                       Three Months Ended
                                                    -------------------------
                                                     March 31,      March 31,
                                                       2000           1999
                                                    -------------------------
Basic net income per share denominator:
    Weighted average number of
     common shares outstanding.................     17,687,753     18,488,751
    Dilutive effect arising from
     assumed exercise of stock
     options...................................         18,397         43,906
                                                    -------------------------
Diluted net income per share denominator.......     17,706,150     18,532,657
                                                    =========================

         The Corporation paid cash dividends of $0.17 per share during the quarters ended March 31, 2000 and 1999.

4.       SUBSEQUENT EVENT - MERGER
         On April 4, 2000, the Corporation and Carolina First BancShares, Inc. ("Carolina First") announced the consummation of their merger (the "Merger") in which Carolina First was merged into the Corporation. The shareholders of each company approved the Merger at separate meetings held on March 21, 2000. In accordance with the terms of the Merger Agreement, (i) each share of the $2.50 par value common stock of Carolina First (excluding shares held by Carolina First or the Corporation or their respective companies, in each case other than in a fiduciary capacity or as a result of debts previously contracted) was converted into 2.267 shares of the no par value common stock of the Corporation on April 4, 2000. The Merger was accounted for as a pooling-of-interests. Since the Merger was consummated after March 31, 2000, the financial statements included herein do not reflect the Merger. In future periods, the Corporation's consolidated financial statements will be restated for all periods presented to reflect the combined results of operations and financial condition of both companies.

         See additional disclosure under Item 5. OTHER INFORMATION - Pro Forma Financial Results of the Corporation and Carolina First for the quarter ended March 31, 2000.

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

LIQUIDITY

             The Bank derives the major source of its liquidity from its core deposit base. Liquidity is further provided by loan repayments, maturities in the investment portfolio, the ability to secure public deposits, the availability of federal fund lines and repurchase agreements at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Bank is a member of the Federal Home Loan Bank ("FHLB") System, which provides access to FHLB lending sources. At March 31, 2000, the Bank had a line of credit with the FHLB of $467.9 million, with $29.6 million available. Another source of liquidity is the securities in the available for sale portfolio, which may be sold in response to liquidity needs. Management believes the Bank's sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

CAPITAL RESOURCES

         At March 31, 2000, total shareholders' equity was $233.3 million, representing a book value of $13.18 per share, compared to $227.7 million, or a book value of $12.96 per share at December 31, 1999; see further discussion at "RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- FINANCIAL CONDITION".

         At March 31, 2000, the Corporation and the Bank were in compliance with all existing capital requirements and the most recent notifications from the Corporation's and Bank's various regulators categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities' categories.
The Corporation's capital requirements are summarized in the table below:

                                                                                Risk-Based Capital
                                                                 -----------------------------------------------
                                          Leverage Capital          Tier 1 Capital              Total Capital
----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                  Amount Percentage (1)     Amount Percentage (2)     Amount Percentage (2)
----------------------------------------------------------------------------------------------------------------
Actual.....................         $232,211        12.20%        $232,211      16.27%      $250,057       17.52%
Required...................           76,109         4.00           57,097       4.00        114,194        8.00
Excess.....................          156,102         8.20          175,114      12.27        135,863        9.52

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

         Total assets at March 31, 2000 amounted to $1.96 billion, compared to $1.89 billion at December 31, 1999. Gross loans at March 31, 2000 amounted to $1.50 billion, up from $1.43 billion at December 31, 1999, with most of the increase representing continued strong commercial loan growth during the quarter.

         Securities available for sale totaled $341.4 million at March 31, 2000, representing a slight decrease of $0.7 million, or 0.2%, from December 31, 1999. The carrying value of securities available for sale was approximately $6.7 million below their amortized cost at March 31, 2000, which represents gross unrealized gains of $3.2 million and gross unrealized losses of $9.9 million.

         Total deposits increased slightly to $1.18 billion at March 31, 2000, compared to $1.15 billion at December 31, 1999. Other borrowings increased $30.3 million, or 6.2%, to $522.3 million at March 31, 2000 from $492.0 million at December 31, 1999. Shareholders' equity increased to $233.3 million from $227.7 million at December 31, 1999. The securities available for sale portfolio's unrealized loss has declined slightly from an unrealized net loss of $4.2 million at December 31, 1999 (net of tax) to an unrealized net loss at March 31, 2000 of $4.1 million (net of tax).

RESULTS OF OPERATIONS

Summary
         Net income for the three month period ended March 31, 2000 was $6.3 million, or $0.36 diluted income per share, compared to $6.2 million, or $0.33 diluted income per share for the comparable period in 1999. Components of the change in net income between the two quarterly periods included a $463,000 increase in net interest income, and a $787,000 increase in noninterest income, mitigated to a certain extent by a $100,000 increase in the provision for loan losses and by an increase in noninterest expense of $1.1 million. On an annualized basis, year to date results represent a return on average assets of 1.33% for the three month periods ended March 31, 2000 and 1999, and a return on average equity of 10.89% and 10.32%, for the three month periods ended March 31, 2000 and 1999, respectively.

Net Interest Income
         For the three month period ended March 31, 2000, net interest income increased $463,000 over the comparable period in 1999 due to an increase in interest income on loans of $986,000 and an increase in interest income on securities available for sale of $598,000, offset by an increase in total interest expense of $930,000. The increase in total interest expense was driven by increased levels of borrowings. Average loan balances during the 2000 quarter increased slightly to $1.46 billion from $1.44 billion in the prior year quarter. Average loan yields during the quarter also increased somewhat to 8.53% during the 2000 quarter from 8.43% in the prior year quarter. While average deposits increased 4.6% over the 1999 quarter, to $1.16 billion for the quarter ended March 31, 2000, the average cost of deposits declined to 4.52% from 4.59% in the prior year quarter as a result of deposit repricing strategies.

         Management continues to assess interest rate risk based on an earnings simulation model. The Corporation's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Assuming a 300 basis point gradual change in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk has increased from approximately 3.87% of net interest income at December 31, 1999 to approximately 5.59% at March 31, 2000. Because immediately rate sensitive interest bearing liabilities exceed immediately rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. In the future, the Corporation is considering the limited use of interest rate swaps, caps, or floors to assist in interest rate risk management.

Provision for Loan Losses / Asset Quality
         The provision for loan losses for the quarter ended March 31, 2000 was $1.1 million, compared to $1.0 million for the quarter ended March 31, 1999. The increase in the provision for the three months ended March 31, 2000 was due to the continued loan growth primarily in the commercial loan portfolio, during the first quarter of 2000. Total nonperforming assets at March 31, 2000 have decreased 5.4% from the December 31, 1999 level. Net loan charge-offs have increased slightly during 2000 compared to the first quarter of 1999. Annualized net loan charge-offs as a percentage of gross loans remained at 0.08% for the first quarter of 2000 as compared to actual net loan charge-offs as a percentage of gross loans for the year ended December 31, 1999. At March 31, 2000 and December 31, 1999, the allowance for loan losses as a percentage of gross loans (the "allowance percentage") was 1.21% and 1.22%, respectively.

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

         The following table presents changes in the allowance for loan losses for the three months ended March 31, 2000, and 1999, respectively.

                                                         March 31,             March 31,
  (Dollars in thousands)                                     2000                  1999
  -------------------------------------------------------------------------------------
  Beginning balance...............................       $ 17,339              $ 15,554
  Provision charged to operations.................          1,075                   975
  Loan charge-offs................................           (406)                 (316)
  Less loan recoveries............................            106                   181
                                                         --------              --------
        Net loan charge-offs......................           (300)                 (135)
                                                         --------              --------
  Ending balance  ................................       $ 18,114              $ 16,394
                                                         ========              ========

         At March 31, 2000, the recorded investment in loans that were considered to be impaired was $7.8 million (of which $7.0 million has been placed on nonaccrual status) compared to the recorded investment in impaired loans of $8.2 million (of which $7.7 million was on nonaccrual status) at December 31, 1999. The related allowance for loan losses on impaired loans was $2.9 million and $3.0 million at March 31, 2000 and December 31, 1999, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2000, and 1999 was $8.0 million and $2.7 million, respectively.

         Total problem assets at March 31, 2000 were $12.6 million or 0.84% of gross loans, compared to $13.3 million or 0.93% at December 31, 1999. Total problem assets have decreased slightly during the period, due to a decrease in other real estate of $147,000 and a decrease in nonaccrual loans of $344,000. The components of nonperforming and problem assets are presented in the table below:

                                                                          March 31,           December 31,
(Dollars in thousands)                                                         2000                   1999
----------------------------------------------------------------------------------------------------------
Nonaccrual loans................................................        $     7,394           $      7,738
Restructured loans..............................................                -                       37
Other real estate ..............................................              1,894                  2,041
                                                                        -----------           ------------
    Total non-performing assets.................................              9,288                  9,816
Loans 90 days or more
  past due and still accruing...................................              3,345                  3,460
                                                                        -----------           ------------
Total problem assets............................................        $    12,633           $     13,276
                                                                        ===========           ============


         Interest income that would have been recorded on nonaccrual loans for the three months ended March 31, 2000, and 1999, had they performed in accordance with their original terms, amounted to approximately $192,000 and $37,000, respectively. Interest income actually recorded on nonaccrual loans during the three months ended March 31, 2000 and 1999 amounted to $60,000 and $0, respectively.

Noninterest Income
         Noninterest income increased approximately $787,000, for the three month period ended March 31, 2000 over the comparable period in 1999. The increase of the 2000 quarter over the prior year quarter is largely due to increased deposit account service charges of $474,000, due to changes implemented in deposit account service charges during 1999, as well as increased income from insurance services of $334,000, due to the impact of insurance agency acquisitions during 1999 which were accounted for using the purchase method of accounting.

Noninterest Expense
         Noninterest expense during the quarter ended March 31, 2000 amounted to $12.0 million, compared to the 1999 quarter of $10.9 million. The primary increase over the 1999 quarter was a 14.9% increase in salaries and fringe benefits resulting from additional human resources. In addition, occupancy expense increased 18.3% as compared to the 1999 quarter as a result of the leasing of additional office space to accommodate growth.

Income Tax Expense
         Total income tax expense amounted to $2.9 million and $3.0 million for the quarters ended March 31, 2000 and March 31, 1999, respectively. The effective tax rate for the 2000 quarter is approximately 31.7% compared to 32.4% for the comparable 1999 quarter, due to strategies implemented to reduce state income tax expense.

ACCOUNTING AND REGULATORY MATTERS

         Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging

Activities," establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be included as assets or liabilities in the balance sheet and that such instruments be carried at fair market value through adjustments to either other comprehensive income or current earnings or both, as appropriate. The Standard was originally effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation date of SFAS No. 133 was delayed by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" to the first fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Corporation will adopt SFAS No. 133 on January 1, 2001. The Corporation is in the process of assessing the impact of this standard.

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

         In 1999, the President of the United States signed into law the Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Modernization Act"). The Modernization Act allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in substantially broader range of traditionally non-banking activities than was permissible before enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies. It also allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The Modernization Act becomes effective in various stages and this part of the Act became effective during March 2000.

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

         Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the passage of unforeseen state or federal legislation or regulation applicable to the Corporation's operations, the Corporation's ability to accurately predict the adequacy of the loan loss allowance needs using its present risk grading system, the ability to generate liquidity if necessary to meet loan demand, and the ability to manage unforeseen domestic and global rapid changes in interest rates.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following table presents the scheduled maturity of market risk sensitive instruments at March 31, 2000:

(Dollars in thousands)
MATURING IN:               1 YEAR       2 YEARS      3 YEARS      4 YEARS      5 YEARS     THEREAFTER      TOTAL
===================================================================================================================
ASSETS
Debt securities ........ $   11,819     $ 11,819     $ 36,994     $ 24,886     $ 52,759     $163,314     $  301,591
Loans ..................    250,188      111,070       87,184      110,044      126,056      795,176      1,479,718
                         ------------------------------------------------------------------------------------------
   Total ............... $  262,007     $122,889     $124,178     $134,930     $178,815     $958,490     $1,781,309
                         ==========================================================================================
LIABILITIES
Savings, NOW, Demand
   and IMMA's .......... $  551,083     $  9,111     $  1,998     $     --     $     --     $    572     $  562,764
CD's ...................    530,211       57,838       22,314        5,967        1,393          908        618,631
Short-term
   borrowings ..........    370,811           --           --           --           --           --        370,811
Long-term
   borrowings ..........         --       76,183       25,040           40           40       50,234        151,537
                         ------------------------------------------------------------------------------------------
     Total ............. $1,452,105     $143,132     $ 49,352     $  6,007     $  1,433     $ 51,714     $1,703,743
                         ==========================================================================================


         The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at March 31, 2000:

                                       CARRYING           AVERAGE           ESTIMATED
(DOLLARS IN THOUSANDS)                   VALUE         INTEREST RATE        FAIR VALUE
======================================================================================
ASSETS
Debt Securities .........            $  301,591            6.08%            $  301,591
Loans ...................             1,479,718            8.36              1,455,039
                                     ----------            7.97             ----------
     Total ..............            $1,781,309                             $1,756,630
                                     ==========                             ==========

LIABILITIES
Savings, NOW, Demand
  and IMMA's ............            $  562,764            2.23             $  562,648
CD's ....................               618,631            5.66                615,151
Short-term
  borrowings ............               370,811            5.84                366,266
Long-term
  borrowings ............               151,537            5.54                149,679
                                     ----------                             ----------
     Total ..............            $1,703,743            4.56             $1,693,744
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

         In December 1996, Home Federal filed a suit against the borrower and his company and against the borrower's wife, daughters, and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets which may be used to satisfy a portion of the judgments obtained in favor of Home Federal in prior litigation. In April 1997, the borrower's wife filed a counterclaim against Home Federal alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to Home Federal for application on a debt owed by one of her husband's corporations, claiming that officers of Home Federal promised to resume making loans to her husband's corporation after the payment. Home Federal and its officers vigorously denied all of her allegations. Home Federal filed a motion for summary judgment and dismissal of the counterclaim. The motion for summary judgment was heard in the Superior Court division of the Mecklenburg County General Court of Justice in April 1998. In June 1998, Home Federal removed this case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the defendant was the debtor in a pending bankruptcy case. In April 1999, the Corporation moved for summary judgement to dismiss the counterclaims. At a hearing in May 1999, the Bankruptcy Judge granted part and denied part of the Corporation's Motion for Summary Judgement. The Judge dismissed the wife's counterclaim for breach of fiduciary duty, but allowed her claim for fraud to continue. A trial date has been set for August 21, 2000. The Corporation believes it has strong defenses to the defendant's counterclaim.

         In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of Home Federal and against an officer of another financial institution. The action was removed from the state court to the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action in the Superior Court of Mecklenburg County, North Carolina against the two executive officers of Home Federal and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of Home Federal. Plaintiffs claim actual damages, treble damages, and punitive damages together with interest, attorneys' fees, and other costs. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. The action pending in the bankruptcy court has been stayed. All defendants filed motions for summary judgment in the state court action which were granted, and that lawsuit was dismissed in January 1998 by the Superior Court of Mecklenburg County. The plaintiff appealed the order granting summary judgment to the North Carolina Court of Appeals. In July 1998, the defendants removed the state court case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the plaintiff was a debtor in a pending bankruptcy case. As a result of the removal, the North Carolina Court of Appeals entered an order staying further proceedings in the North Carolina Court of Appeals in August 1998. In early June 1999, the United States Bankruptcy court entered its Memorandum Decision and Order adopting the State Court dismissal of the lawsuit. In late June 1999, the plaintiff gave notice of appeal which the Corporation is opposing. The appeal is pending. On February 12, 2000, the borrower filed a motion to close his bankruptcy case and remand the action to State Court. We filed an objection to the motion. At a hearing on March 7, 2000, the Judge denied the borrower's request to close the case and denied the borrower's motion to remand to State Court. The Corporation is bound by Home Federal's agreement to indemnify both of its officers with respect to costs, expense, and liability which might arise in connection with both of these cases.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.  OTHER INFORMATION

PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         The following tables contain unaudited pro forma condensed consolidated financial information including a balance sheet as of March 31, 2000 and statements of earnings for the three months ended March 31, 2000 and 1999, and the years ended December 31, 1999, 1998, and 1997. These statements present on a pro forma basis historical results for First Charter and Carolina First as though the merger had been consummated as of the dates or at the beginning of the periods indicated.

         The merger will be accounted for using the pooling of interests method of accounting. Pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations or combined financial position that would have resulted had the merger been consummated as of the dates or at the beginning of the periods indicated, nor is it necessarily indicative of future results of operations or combined financial position.

         The unaudited pro forma condensed consolidated financial information should be read in conjunction with the consolidated historical financial statements of First Charter and Carolina First.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2000

                                                                                                                   FIRST CHARTER
                                                                                                      PRO FORMA          AND
(DOLLARS IN THOUSANDS)                                                FIRST CHARTER  CAROLINA FIRST   ADJUSTMENTS  CAROLINA FIRST
                                                                      -----------------------------------------------------------
ASSETS
     Cash and due from banks                                           $    45,024        38,829                          83,853
     Federal funds sold                                                        624            --                             624
     Interest-bearing bank deposits                                          2,842           443                           3,285
     Securities held to maturity                                                --        35,324         (35,324)             --
     Securities available for sale                                         341,405       140,956          29,456         511,817
     Loans                                                               1,497,996       553,783                       2,051,779
         Less: Unearned income                                                (164)           --                            (164)
               Allowance for loan losses                                   (18,114)       (7,865)                        (25,979)
                                                                       ---------------------------------------------------------
         Loans, net                                                      1,479,718       545,918              --       2,025,636
                                                                       ---------------------------------------------------------
     Other assets                                                           93,385        30,187           4,829         128,401
                                                                       ---------------------------------------------------------
                   Total Assets                                        $ 1,962,998       791,657          (1,039)      2,753,616
                                                                       =========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Total deposits                                                    $ 1,181,395       674,784                       1,856,179
     Other borrowings                                                      522,348        45,188                         567,536
     Other liabilities                                                      25,917         4,217          15,078          45,212
                                                                       ---------------------------------------------------------
                   Total Liabilities                                     1,729,660       724,189          15,078       2,468,927
                                                                       ---------------------------------------------------------

SHAREHOLDERS' EQUITY
     FCC - Common Stock - no par value: authorized 50,000,000
          shares, issued and outstanding 17,704,811, on a
          combined basis 31,032,284 shares                                 102,092                        46,769         148,861
     CFBI - Preferred Stock, $1.00 par value; authorized 5,000,000
          shares; none issued and outstanding                                                 --                              --
     CFBI - Common Stock $2.50 par value; authorized 20,000,000
          shares; issued and outstanding 6,036,352                                        15,091         (15,091)             --
     Additional paid-in capital                                                 --        34,076         (34,076)             --
     Retained earnings                                                     135,335        20,761         (11,463)        144,633
     Accumulated other comprehensive income (loss):
         Unrealized loss on securities available for sale                   (4,089)       (2,460)         (2,256)         (8,805)
                                                                       ---------------------------------------------------------
              Total Shareholders' Equity                                   233,338        67,468         (16,117)        284,689
                                                                       ---------------------------------------------------------
                   Total Liabilities and Shareholders' Equity          $ 1,962,998       791,657          (1,039)      2,753,616
                                                                       =========================================================

   FIRST CHARTER CORPORATION AND SUBSIDIARIES & CAROLINA FIRST BANCSHARES INC.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                                                FOR THE THREE MONTHS ENDED           FOR THE YEARS ENDED
                                                                        MARCH 31,                        DECEMBER 31,
                                                              -------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)         2000          1999          1999          1998         1997
                                                              -------------------------------------------------------------------
Interest and fees on loans                                    $    43,404        40,557       162,490       157,224       137,473
Interest on investments and securities                              8,107         7,377        30,966        28,791        28,213
Other interest                                                        127           490           815         2,546         2,681
                                                              -------------------------------------------------------------------
    Total interest income                                          51,638        48,424       194,271       188,561       168,367
                                                              -------------------------------------------------------------------
Interest on deposits                                               16,852        16,856        66,101        67,713        65,554
Interest on borrowings                                              7,747         6,396        24,198        24,981        16,846
                                                              -------------------------------------------------------------------
     Total interest expense                                        24,599        23,252        90,299        92,694        82,400
                                                              -------------------------------------------------------------------
     Net interest income                                           27,039        25,172       103,972        95,867        85,967
Provision for loan losses                                           1,970         1,358         5,005         3,741         3,681
                                                              -------------------------------------------------------------------
     Net interest income after provision for loan losses           25,069        23,814        98,967        92,126        82,286
                                                              -------------------------------------------------------------------
Noninterest income                                                  6,586         5,735        26,237        21,698        21,845
Noninterest expense                                                19,244        17,319        73,856        85,021        63,984
                                                              -------------------------------------------------------------------
     Net income before income taxes                                12,411        12,230        51,348        28,803        40,147
Income taxes                                                        3,945         3,957        16,480        12,858        14,255
                                                              -------------------------------------------------------------------
     Income from continuing operations before nonrecurring
          charges directly attributable to the transaction    $     8,466         8,273        34,868        15,945        25,892
                                                              ===================================================================
BASIC INCOME PER SHARE:
     Income from continuing operations before nonrecurring
          charges directly attributable to the transaction
          FCC - historical                                    $      0.36    $     0.33    $     1.45    $     0.51    $     1.06
          CFBI - historical                                   $      0.36    $     0.35    $     1.47    $     1.14    $     1.20
          FCC/CFBI - pro forma combined                       $      0.27    $     0.26    $     1.11    $     0.52    $     0.84

     Average common equivalent shares
          FCC - historical                                     17,687,753    18,488,751    17,985,960    18,273,281    18,154,131
          CFBI - historical                                     6,013,050     5,972,918     5,988,692     5,908,855     5,613,139
          FCC/CFBI - pro forma combined                        30,962,400    31,672,419    31,205,388    31,497,768    30,754,475

DILUTED INCOME PER SHARE:
     Income from continuing operations before nonrecurring
          charges directly attributable to the transaction
          FCC - historical                                    $      0.36    $     0.33    $     1.45    $     0.50    $     1.03
          CFBI - historical                                   $      0.36    $     0.35    $     1.44    $     1.11    $     1.18
          FCC/CFBI - pro forma combined                       $      0.27    $     0.26    $     1.08    $     0.51    $     0.83

     Average common equivalent shares
          FCC - historical                                     17,706,150    18,532,657    18,053,064    18,571,805    18,697,448
          CFBI - historical                                     6,073,217     6,066,867     6,081,239     6,059,788     5,681,819
          FCC/CFBI - pro forma combined                        31,117,196    31,929,308    31,482,296    32,138,458    31,453,489

NOTES TO THE UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         The unaudited First Charter and Carolina First pro forma condensed consolidated financial information is based upon the following adjustments, reflecting the consummation of the merger using the pooling of interests method of accounting. Actual amounts may differ from those reflected in the unaudited pro forma condensed financial information.

NOTE 1

         First Charter exchanged 2.267 shares of First Charter common stock for each share of Carolina First common stock outstanding immediately prior to the effective date of the merger (except for shares of Carolina First common stock held by Carolina First or First Charter or their respective subsidiaries, in each case other than in a fiduciary capacity or as a result of debts previously contracted, which shall be canceled). The pro forma issued number of shares of First Charter common stock does not reflect the exercise of options to acquire shares of Carolina First common stock. Options to acquire 166,460 shares of Carolina First common stock, the equivalent of 377,364 shares of First Charter common stock, were outstanding at March 31, 2000.

         At March 31, 2000, First Charter owned 157,449 shares of Carolina First common stock with a book value of $2.4 million and a fair market value of $4.4 million. An entry was made to the unaudited pro forma condensed consolidated balance sheet to eliminate the Carolina First common stock and the related unrealized gain on such stock owned by First Charter at March 31, 2000:


Common stock - Carolina First...................................................          394,000
Unrealized gain on securities available for sale................................        1,333,000
Additional paid-in capital......................................................        2,004,000
Other assets (deferred taxes)...................................................          717,000
         Securities available for sale..........................................                          4,448,000

         The actual adjustment for the fair value of this common stock and the related unrealized gain will be different and will be based on the fair market value of Carolina First's common stock as of approximately the date of the consummation of the merger.

         Shares issued in connection with the merger were as follows:

Shares of Carolina First common stock, excluding Carolina First
         shares owned by First Charter..........................................        5,878,903
Exchange Ratio..................................................................            2.267
                                                                                       ----------
Shares of First Charter common stock to be issued...............................       13,327,473
                                                                                       ==========

         The following entry was made to the unaudited pro forma condensed consolidated balance sheet to reflect this transaction:

Common Stock - Carolina First...................................................       14,697,000
Additional paid-in capital......................................................       32,072,000
         Common Stock - First Charter...........................................                          46,769,000

Note 2

         In connection with the merger, First Charter intends to reclassify Carolina First's securities held to maturity to securities available for sale. This reclassification will enable First Charter to maintain its existing interest rate risk position. The following adjusting entry was made to the unaudited pro forma condensed consolidated balance sheet to reflect this transaction:

Securities available for sale...................................................       33,904,000
Other assets (deferred taxes)...................................................          497,000
Unrealized loss on securities available for sale................................          923,000
         Securities held to maturity............................................                        35,324,000

Note 3

         First Charter anticipates one-time merger-related charges of $15.1 million ($11.5 million, net of tax effects) in connection with the merger. Employee-related and professional fees associated with the transaction (including fixed financial advisor fees as well as attorneys' and accountants' fees) are expected to represent the largest portion of the expenses and charges. The impact of these adjustments, net of tax effects, has been reflected in the unaudited pro forma condensed consolidated balance sheet as of March 31, 2000, but has not been reflected in the unaudited pro forma condensed consolidated statements of earnings. The following adjusting entry was made to the unaudited pro forma condensed consolidated balance sheet to reflect this transaction:

Retained earnings...............................................................       11,463,000
Other assets (deferred taxes)...................................................        3,615,000
         Other liabilities......................................................                        15,078,000

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

                                   27                              Financial Data Schedules (for SEC use only)

             (b)           Reports on Form 8-K

                           (i) On January 18, 2000, the Corporation filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof its earnings for the fiscal quarter and year ended December 31, 1999.

                           (ii) On March 22, 2000, the Corporation filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof the favorable shareholder vote for the merger of Carolina First BancShares, Inc. into First Charter Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST CHARTER CORPORATION
                                  (Registrant)




Date:  May 15, 2000              By:   /s/  Robert O. Bratton
                                       ----------------------------------------
                                       Robert O. Bratton
                                       Executive Vice President &
                                       Chief Operating Officer and
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.
(PER EXHIBIT TABLE
IN ITEM 601 OF                                                      SEQUENTIAL
REGULATION S-K)             DESCRIPTION OF EXHIBITS                 PAGE NUMBER
---------------             -----------------------                 -----------


             27             Financial Data Schedule
                            (for SEC use only)