Form 10-Q
period 2000-06-30
FIRST CHARTER CORP /NC/
filed 2000-08-14
CIK 717306

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------
Commission file number    0-15829
                       -------------

                            FIRST CHARTER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                    56-1355866
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       22 Union Street North, Concord, North Carolina            28025
       ----------------------------------------------          ----------
          (Address of principal executive offices)             (Zip Code)

                                 (704) 786-3300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [ ]    No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         31,181,643 shares of Common Stock, no par value, outstanding as of August 11, 2000.

PART 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,         December 31,
                                                                                            2000                 1999
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share data)                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

ASSETS:
Cash and due from banks........................................................      $    71,355          $    94,065
Federal funds sold.............................................................            1,658                  665
Interest bearing bank deposits.................................................            8,196                1,995
                                                                                     --------------------------------
     Cash and cash equivalents.................................................           81,209               96,725
Securities held to maturity (market value of $ -- at June 30, 2000 and
     $34,686 at December 31, 1999).............................................               --               36,082
Securities available for sale (cost of $515,230 at June 30, 2000 and
     $500,452 at December 31, 1999)............................................          500,310              487,435
Loans..........................................................................        2,089,526            1,968,077
     Less:   Unearned income...................................................             (152)                (204)
             Allowance for loan losses.........................................          (26,700)             (25,002)
                                                                                     --------------------------------
     Loans, net................................................................        2,062,674            1,942,871
                                                                                     --------------------------------
Premises and equipment, net....................................................           61,878               56,265
Other assets...................................................................           80,053               58,070
                                                                                     --------------------------------
         Total assets..........................................................      $ 2,786,124          $ 2,677,448
                                                                                     ================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits, domestic:
         Noninterest bearing demand............................................        $ 252,595            $ 228,030
         Interest bearing......................................................        1,618,363            1,588,461
                                                                                     --------------------------------
                  Total deposits...............................................        1,870,958            1,816,491
Other borrowings...............................................................          584,144              542,021
Other liabilities..............................................................           42,221               28,694
                                                                                     --------------------------------
         Total liabilities.....................................................        2,497,323            2,387,206
                                                                                     --------------------------------

Shareholders' equity:
Common stock - no par value; authorized 100,000,000 shares at 6/30/00 and
       50,000,000 shares at 12/31/99, issued and outstanding 31,126,570
       shares at 6/30/00 and 30,817,611 shares at 12/31/99.....................          149,174              146,438
Retained earnings..............................................................          148,386              151,189
Accumulated other comprehensive income (loss):
    Unrealized loss on securities available for sale, net.....................           (8,759)              (7,385)
                                                                                     --------------------------------
         Total shareholders' equity............................................          288,801              290,242
                                                                                     --------------------------------
         Total liabilities and shareholders' equity............................      $ 2,786,124          $ 2,677,448
                                                                                     ================================

See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                            ENDED JUNE 30                 ENDED JUNE 30
                                                                     -------------------------      ------------------------
(Dollars in thousands, except share and per share data)                   2000          1999            2000             1999
----------------------------------------------------------------------------------------------------------------------------
Interest income:
         Loans....................................................   $   45,167     $   39,643      $   88,570      $   80,200
         Federal funds sold.......................................          135             60             218             395
         Interest bearing bank deposits...........................           32             79              76             225
         Securities ..............................................        8,009          7,590          16,117          14,976
                                                                     -------------------------      --------------------------
                 Total interest income............................       53,343         47,372         104,981          95,796
                                                                     -------------------------      --------------------------
Interest expense:
         Deposits.................................................       17,413         16,475          34,265          33,332
         Federal funds purchased and securities
             sold under agreements to repurchase..................        1,813            992           3,362           2,357
         Federal Home Loan Bank and other borrowings..............        6,973          4,353          13,171           9,384
                                                                     -------------------------      --------------------------
                 Total interest expense...........................       26,199         21,820          50,798          45,073
                                                                     -------------------------      --------------------------
                             Net interest income..................       27,144         25,552          54,183          50,723
Provision for loan losses.........................................        1,370          1,597           3,340           2,955
                                                                     -------------------------      --------------------------
         Net interest income after provision for loan losses......       25,774         23,955          50,843          47,768
Noninterest income:
         Trust income.............................................          698            627           1,378           1,221
         Service charges on deposit accounts......................        3,091          2,142           5,642           4,131
         Gain on sale of securities...............................          260            274             412             658
         Gain (loss) on sale of loans.............................          (99)         1,757             (99)          1,757
         Insurance and other fee income...........................        1,619          1,558           3,490           3,232
         Other....................................................        1,615          1,040           2,947           2,135
                                                                     -------------------------      --------------------------
                 Total noninterest income.........................        7,184          7,398          13,770          13,134
                                                                     -------------------------      --------------------------
Noninterest expense:
         Salaries and employee benefits...........................       10,053          8,922          20,235          17,869
         Occupancy and equipment..................................        3,133          2,984           6,146           5,605
         Restructuring and merger related.........................       15,675             --          15,675              --
         Other....................................................        5,754          6,516          11,802          12,269
                                                                     -------------------------      --------------------------
                 Total noninterest expense........................       34,615         18,422          53,858          35,743
                                                                     -------------------------      --------------------------
                             Income (loss) before income taxes....       (1,657)        12,931          10,755          25,159
Income taxes......................................................          681          4,019           4,625           7,975
                                                                     -------------------------      --------------------------
Net income (loss).................................................   $   (2,338)    $    8,912      $    6,130      $   17,184
                                                                     =========================      ==========================

Net income (loss) per share:
                 Basic............................................      $ (0.08)        $ 0.28          $ 0.20          $ 0.54
                 Diluted..........................................      $ (0.08)        $ 0.28          $ 0.20          $ 0.54
Weighted average shares:
                 Basic............................................   31,119,789     31,437,082      31,041,095      31,615,245
                 Diluted..........................................   31,301,829     31,726,228      31,209,513      31,888,421


See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                          Common Stock                                   Other
                                                   --------------------------       Retained         Comprehensive
(Dollars in thousands)                                Shares         Amount         Earnings         Income (Loss)        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998.....................    31,545,196      $ 155,290       $ 143,110             $ 7,174       $ 305,574
Comprehensive income:
    Net income through June 30, 1999...........            --             --          17,184                  --          17,184
    Unrealized loss on securities available
      for sale, net............................            --             --              --              (7,472)         (7,472)
                                                                                                                       ---------
                Total comprehensive income.....                                                                            9,712
Cash dividends.................................            --             --          (7,234)                 --          (7,234)
Stock options exercised and Dividend
  Reinvestment Plan stock issued...............       159,635            746              --                  --             746
Shares issued in connection with
  business acquisition.........................        68,551          1,273              --                  --           1,273
Purchase and retirement of common stock........      (749,140)       (17,785)             --                  --         (17,785)
                                                   -----------------------------------------------------------------------------
Balance, June 30, 1999.........................    31,024,242      $ 139,524       $ 153,060              $ (298)      $ 292,286
                                                   =============================================================================


Balance, December 31, 1999.....................    30,817,611      $ 146,438       $ 151,189            $ (7,385)      $ 290,242
Comprehensive income:
    Net income through June 30, 2000...........            --             --           6,130                  --           6,130
    Unrealized loss on securities
      available for sale, net..................            --             --              --              (1,374)         (1,374)
                                                                                                                       ---------
                Total comprehensive income.....                                                                            4,756
Cash dividends.................................            --             --          (8,933)                 --          (8,933)
Stock options exercised and Dividend
  Reinvestment Plan stock issued...............       189,426            737              --                  --             737
Shares issued in connection with
  business acquisition.........................       122,263          2,025              --                  --           2,025
Purchase and retirement of common stock........        (2,730)           (26)             --                  --             (26)
                                                   -----------------------------------------------------------------------------
Balance, June 30, 2000.........................    31,126,570      $ 149,174       $ 148,386            $ (8,759)      $ 288,801
                                                   =============================================================================


See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                2000                1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................  $   6,130             $17,184
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for loan losses..............................................      3,340               2,955
        Depreciation...........................................................      3,094               3,231
        Premium amortization and discount accretion, net.......................         37                (619)
        Net gain on securities available for sale transactions.................       (412)               (658)
        Net gain on sale of other real estate..................................        (57)                (75)
        Net loss (gain) on sale of mortgage loans..............................         99              (1,757)
        Net loss on sale of premises and equipment.............................          4                  28
        Origination of mortgage loans held for sale............................    (27,311)            (28,340)
        Proceeds from sale of mortgage loans held for sale.....................     71,521             178,830
        (Increase) decrease in other assets....................................    (17,204)              7,199
        Increase in other liabilities..........................................     13,527               1,722
                                                                                 -----------------------------
                Net cash provided by operating activities......................     52,769             179,700
                                                                                 -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sales of securities available for sale...................     32,276              20,101
        Proceeds from maturities of securities available for sale..............     26,630              91,488
        Purchase of securities available for sale..............................    (37,987)           (133,195)
        Proceeds from calls and maturities of securities held to maturity .....        758               6,700
        Purchase of securities held to maturity ...............................         --             (13,986)
        Net increase in loans..................................................   (170,074)           (125,935)
        Proceeds from sales of other real estate...............................      1,533               2,609
        Net purchases of premises and equipment................................     (9,790)             (3,678)
                                                                                 -----------------------------
                Net cash used by investing activities..........................   (156,653)           (155,896)
                                                                                 -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (decrease) increase in demand, money market and savings accounts...    (29,903)             43,021
        Net increase (decrease) in certificates of deposit.....................     84,370             (22,293)
        Net increase (decrease) in securities sold under repurchase
              agreements and other borrowings..................................     42,123             (50,800)
        Purchase and retirement of common stock................................        (26)            (17,785)
        Proceeds from issuance of common stock.................................        737                 746
        Dividends paid.........................................................     (8,933)             (7,234)
                                                                                 -----------------------------
                Net cash provided by (used in) financing activities............     88,368             (54,345)
                                                                                 -----------------------------
                Net decrease in cash and cash equivalents......................    (15,516)            (30,541)
                Cash and cash equivalents at beginning of period...............     96,725             102,608
                                                                                 -----------------------------
                Cash and cash equivalents at end of period.....................  $  81,209           $  72,067
                                                                                 =============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
          Interest.............................................................  $  50,011           $  46,829
                                                                                 =============================
          Income taxes.........................................................  $     860           $   7,489
                                                                                 =============================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Transfer of loans and premises and equipment
          to other real estate owned...........................................  $  (2,796)          $   1,162
                                                                                 =============================
  Unrealized loss on securities available for sale (net of tax effect of $(529) and $(2,914) for June 30, 2000 and
          June 30, 1999, respectively).........................................  $  (1,374)          $  (7,472)
                                                                                 =============================
  Issuance of common stock for business acquisition............................  $   2,025           $   1,273
                                                                                 =============================
  Transfer of loans in portfolio to held for sale..............................  $  45,252           $ 147,555
                                                                                 =============================
  Transfer of securities held to maturity to available for sale................  $  35,324           $      --
                                                                                 =============================

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and 1999 (UNAUDITED)


1.       BUSINESS / CONSOLIDATION

         The accompanying consolidated financial statements present the consolidated financial condition and results of operations of First Charter Corporation (the "Corporation") and its wholly owned subsidiary, First Charter National Bank (the "Bank"), a commercial bank operating in Avery, Buncombe, Cabarrus, Catawba, Cleveland, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Transylvania and Union counties of North Carolina. In addition, through its subsidiary First Charter Brokerage Services, the Bank offers discount brokerage services, insurance and annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates three other subsidiaries:
         First Charter Insurance Services, Inc., First Charter Realty Investment, Inc., and FCNB Real Estate, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment, Inc. is a Delaware corporation organized as a holding company for FCNB Real Estate, Inc. a real estate investment trust organized in North Carolina. In consolidation, all significant intercompany accounts and transactions have been eliminated. Certain amounts reported in the prior period have been reclassified to conform with the current period presentation. Such reclassifications have no effect on net income or shareholders' equity as previously reported.

2.       FINANCIAL STATEMENT PRESENTATION

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

         The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for interim periods. All such adjustments were of a normal recurring nature.

3.       NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share is computed by dividing net income
         (loss) by the weighted average number of shares of common stock outstanding for the year. Diluted net income (loss) per share reflects the potential dilution that could occur if all of the currently outstanding stock options on the Corporation's common stock are fully exercised. The numerators of the basic net income (loss) per share computations are the same as the numerators of the diluted net income
         (loss) per share computations for all periods presented. Due to the net loss position for the three months ended June 30, 2000, in accordance with Statements of Financial Accounting Standards No. 128, "Earnings Per Share", diluted net loss per share is calculated using the basic weighted average shares to avoid anti-dilution. A reconciliation of the denominator of the basic net income (loss) per share computations to the denominator of the diluted net income (loss) per share computations is as follows:


                                                                  Three Months Ended             Six Months Ended
                                                              ------------------------------------------------------
                                                                June 30,      June 30,        June 30,      June 30,
                                                                    2000          1999            2000          1999
                                                              ------------------------------------------------------
          Basic net income (loss) per share denominator:
                Weighted average number of
                  common shares outstanding................   31,119,789    31,437,082      31,041,095    31,615,245
                Dilutive effect arising from
                  assumed exercise of stock  options.......      182,040       289,146         168,418       273,176
                                                              ------------------------------------------------------
          Diluted net income (loss)
            per share denominator..........................   31,301,829    31,726,228      31,209,513    31,888,421
                                                              ======================================================

         The Corporation paid cash dividends of $0.17 per share during the quarters ended June 30, 2000 and 1999.

4.       MERGER-RELATED ACTIVITY

         On April 4, 2000, the Corporation and Carolina First BancShares, Inc. ("Carolina First") announced the consummation of their merger (the "Merger") in which Carolina First was merged into the Corporation. The shareholders of each company approved the Merger at separate meetings held on March 21, 2000. In accordance with the terms of the Merger Agreement, (i) each share of the $2.50 par value common stock of Carolina First (excluding shares held by Carolina First or the Corporation or their respective companies, in each case other than in a fiduciary capacity or as a result of debts previously contracted) was converted into 2.267 shares of the no par value common stock of the Corporation on April 4, 2000. The Merger was accounted for as a pooling-of-interests and accordingly, all financial results for prior periods have been restated.

         Separate results of operations of the combined entities for the three months ended March 31, 2000 and 1999 were as follows (dollars in thousands, except per share data):

                                                             Three Months Ended March 31,
                                         ------------------------------------------------------------------------
                                                       2000                                 1999
                                         ---------------------------------     ----------------------------------
                                          Previously Reported                   Previously Reported
                                         ---------------------                 ---------------------
                                           First      Carolina                   First      Carolina
                                          Charter      First      Restated      Charter       First      Restated
                                         ---------------------------------     ----------------------------------
           Net interest income........    $16,618     $ 8,451      $25,069      $16,255      $ 7,559      $23,814
           Net income.................      6,292       2,174        8,466        6,173        2,100        8,273
           Basic income per share.....       0.36        0.36         0.27         0.33         0.35         0.26
           Diluted income per share...       0.36        0.36         0.27         0.33         0.35         0.26

         In connection with the merger and related restructuring, the Corporation recorded pre-tax restructuring and merger-related expenses of approximately $15.7 million ($11.9 million after-tax). The following table indicates the primary components of these charges, including the amounts incurred through June 30, 2000, and the amounts remaining as accrued expenses in other liabilities at June 30, 2000:

                                                         Total
                                                      Merger and         Incurred          Remaining
                                                    Restructuring         through          accrual at
           (Dollars in thousands)                      Charges        June 30, 2000      June 30, 2000
           -------------------------------------------------------------------------------------------
           Professional costs..................        $ 3,907            $ 3,327           $   580
           Employee-related costs..............          4,761                622             4,139
           Equipment writedowns................          4,125              4,125                --
           Lease buyouts.......................            909                  5               904
           Conversion costs....................            739                724                15
           Other...............................          1,234              1,094               140
                                                       -------            -------           -------
                 Total.........................        $15,675            $ 9,897           $ 5,778
                                                       =======            =======           =======

         The employee-related costs include accruals for payments to be made in connection with the involuntary termination of approximately 132 employees who had been notified that their positions were redundant within the combined organizations and therefore no longer needed. These personnel were terminated from various areas of the combined Corporation. Management expects most of these payments will be made during the third quarter or fourth quarter of 2000. Other restructuring activities included closing and consolidating 14 branch facilities that were redundant, consolidating back-office functions and converting all of Carolina First's systems to First Charter systems. The Corporation does not currently anticipate any material restructuring and merger-related expenses, including any material changes to the restructuring accrual, in the third or fourth quarter of 2000 related to the Merger.

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


LIQUIDITY

         The Bank derives the major source of its liquidity from its core deposit base. Liquidity is further provided by loan repayments, brokered deposits, maturities in the investment portfolio, the ability to secure public deposits, the availability of federal fund lines and repurchase agreements at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Bank is a member of the Federal Home Loan Bank ("FHLB") System, which provides access to FHLB lending sources. At June 30, 2000, the Bank had a line of credit with the FHLB of $526.1 million, with $67.8 million available. Another source of liquidity is the securities in the available for sale portfolio, which may be sold in response to liquidity needs. The Bank's loan-to-deposit ratio at June 30, 2000 was 1.12% compared to 1.08% at December 31, 1999. Management believes the Bank's sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

         Due to increases in certain interest rates during the second quarter of 2000, and the resulting impact on the Corporation's interest rate risk, the Corporation classified $45.3 million in lower-yielding mortgage loans as held for sale during the second quarter of 2000. The Bank entered into agreements for the sale of these loans, with the sales closing in May of 2000. The loans were sold with servicing rights retained. The Corporation recognized a loss of approximately $99,000 on the sales transaction during the second quarter of 2000.


CAPITAL RESOURCES

         At June 30, 2000, total shareholders' equity was $288.8 million, representing a book value of $9.28 per share, compared to $290.2 million, or a book value of $9.42 per share at December 31, 1999; see further discussion at "RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- FINANCIAL CONDITION".

         At June 30, 2000, the Corporation and the Bank were in compliance with all existing capital requirements and the most recent notifications from the Corporation's and the Bank's various regulators categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities' categories. The Corporation's capital requirements are summarized in the table below:

                                                                Risk-Based Capital
                                                   -----------------------------------------------
                            Leverage Capital          Tier 1 Capital            Total Capital
--------------------------------------------------------------------------------------------------
(Dollars in thousands)    Amount Percentage (1)    Amount Percentage (2)     Amount Percentage (2)
--------------------------------------------------------------------------------------------------
Actual................    $286,822      10.38%     $286,822       13.82%     $312,768      15.07%
Required..............     110,486       4.00        82,997        4.00       165,995       8.00
Excess................     176,335       6.38       203,824        9.82       146,773       7.07

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

         Total assets at June 30, 2000 amounted to $2.79 billion, compared to $2.68 billion at December 31, 1999. Gross loans at June 30, 2000 amounted to $2.09 billion, up from $1.97 billion at December 31, 1999, with most of the increase representing continued strong commercial loan growth during the first six months of 2000.

         Securities available for sale totaled $500.3 million at June 30, 2000, representing an increase of $12.9 million, or 2.6%, from December 31, 1999. The carrying value of securities available for sale was approximately $14.9 million below their amortized cost at June 30, 2000, which represents gross unrealized gains of $1.0 million and gross unrealized losses of $15.9 million. In conjunction with the Merger, the Corporation transferred $35.3 million of Carolina First's securities classified as held to maturity to available for sale due to the significance of the impact on the Corporation's interest rate forecast as compared to Corporate policy.

         Total deposits increased slightly to $1.87 billion at June 30, 2000, compared to $1.82 billion at December 31, 1999. Other borrowings increased $42.1 million, or 7.8%, to $584.1 million at June 30, 2000 from $542.0 million at December 31, 1999. Shareholders' equity decreased to $288.8 million from $290.2 million at December 31, 1999. The securities available for sale portfolio's unrealized loss has increased from an unrealized net loss of $7.4 million at December 31, 1999 (net of tax) to an unrealized net loss at June 30, 2000 of $8.8 million (net of tax).

RESULTS OF OPERATIONS

Summary

         Recurring net income for the second quarter of 2000 was $9.6 million, or $0.31 diluted income per share, excluding $12.0 million in after-tax nonrecurring charges primarily associated with the Merger. This is compared to recurring net income of $7.8 million, or $0.24 diluted income per share for the comparable period in 1999, excluding a $1.1 million after-tax nonrecurring gain associated with the sale of mortgage loans. Components of the change in recurring net income between the two quarterly periods included a $1.6 million increase in net interest income, a $1.6 million increase in noninterest income and a $0.2 million decrease in the provision for loan losses, offset by an increase in noninterest expense of $0.5 million and an increase of $1.1 million in income tax expense. Including the nonrecurring items noted above, the net loss for the second quarter of 2000 totaled $2.3 million or $0.08 diluted net loss per share, compared to net income of $8.9 million or $0.28 diluted net income per share for the second quarter of 1999.

         Recurring net income for the six month period ended June 30, 2000 amounted to $18.1 million, or $0.58 diluted net income per share, excluding $12.0 million in after-tax nonrecurring charges primarily associated with the Merger. This represents a 12.9% increase over the $16.0 million or $0.50 diluted recurring net income per share during the first six months of 1999, excluding a $1.1 million after-tax nonrecurring gain associated with the sale of mortgage loans. Components of the change in recurring net income between the two six month periods included a $3.5 million increase in net interest income and a $2.5 million increase in noninterest income, offset by a $0.4 million increase in the provision for loan losses, an increase in noninterest expense of $2.4 million and a $1.1 million increase in income tax expense. Including the nonrecurring items noted above, net income for the six month period ended June 30, 2000 totaled $6.1 million or $0.20 diluted net income per share, compared to net income of $17.2 million or $0.54 diluted net income per share for the prior year period. On an annualized basis, year to date results, excluding non-recurring items, represent a return on average assets of 1.33% and 1.26% for the six month periods ended June 30, 2000 and 1999, respectively, and a return on average equity of 12.03% and 10.76%, for the six month periods ended June 30, 2000 and 1999, respectively.

Net Interest Income

         For the three month period ended June 30, 2000, net interest income increased $1.6 million over the comparable period in 1999, due to an increase in interest income on loans of $5.5 million and an increase in interest income on securities of $0.4 million, offset by an increase in total interest expense of $4.4 million. The increase in total interest expense was driven by increased levels of borrowings. Average loan balances during the 2000 quarter increased to $2.07 billion from $1.86 billion in the prior year quarter. Average loan yields during the quarter also increased to 8.80% during the 2000 quarter from 8.54% in the prior year quarter. Average deposits increased 17.3% over the 1999 quarter, to $1.85 billion for the quarter ended June 30, 2000. The average cost of deposits increased to 4.36% from 4.18% in the prior year quarter.

         Net interest income for the six month period ended June 30, 2000 increased $3.5 million, or 6.8%, over the comparable prior year period, due to an increase in interest income on loans of $8.4 million and an increase in interest income on securities of $1.1 million, offset by an increase in total interest expense of $5.7 million. The increase in total interest expense was driven by increased levels of borrowings. Average loan balances during the six months ended June 30, 2000 increased to $2.03 billion from $1.89 billion in the comparable 1999 period. Average loan yields during the six months ended June 30, 2000 also increased to 8.78% from 8.58% during the same year ago period. Average deposits increased to $1.80 billion for the six months ended June 30, 2000 an increase of 14.7% over the comparable 1999 period. The average cost of deposits for the six month period ended June 30, 2000 increased to 4.34% from 4.28% during the same year ago period.

         Management assesses interest rate risk based on an earnings simulation model. The Corporation's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Assuming a 300 basis point pro-rata change in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk was approximately 6.20% of net interest income at June 30, 2000. Because immediately rate sensitive interest bearing liabilities exceed immediately rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. In the future, the Corporation is considering the limited use of interest rate swaps, caps, or floors to assist in interest rate risk management.

Provision for Loan Losses / Asset Quality

         The provision for loan losses for the quarter ended June 30, 2000 was $1.4 million, compared to $1.6 million for the quarter ended June 30, 1999. The decrease in the provision for loan losses for the three months ended June 30, 2000 was due to higher loan growth during the second quarter of 1999 over the comparable 2000 period. The provision for loan losses for the six months ended June 30, 2000 was $3.3 million, compared to $3.0 million for the six months ended June 30, 1999. The increase in the provision for the six months ended June 30, 2000 was due to the continued loan growth primarily in the commercial loan portfolio and an increase in net charge offs, during the first six months of 2000. Total nonperforming assets at June 30, 2000 have increased $4.4 million from the December 31, 1999 level primarily due to our continued pro-active approach to nonaccrual classifications as well as one significant credit in the commercial loan portfolio totaling $2.7 million that was classified as nonaccrual during the quarter.

         Annualized net loan charge-offs as a percentage of gross loans increased to 0.15% for the six months ended June 30, 2000 as compared to annualized net loan charge offs as a percentage of gross loans of 0.10% for the year ended December 31, 1999. The increase in annualized net loan charge-offs was primarily due to one significant credit in the second quarter of 2000. At June 30, 2000 and December 31, 1999, the allowance for loan losses as a percentage of gross loans was 1.28% and 1.27%, respectively.

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

         The following table presents changes in the allowance for loan losses for the six months ended June 30, 2000 and 1999, respectively.

                                                      June 30,        June 30,
(Dollars in thousands)                                    2000            1999
-------------------------------------------------------------------------------
Beginning balance............................         $ 25,002        $ 22,278
Provision charged to operations..............            3,340           2,955
Allowance related to loans sold..............             (113)           (369)
Loan charge-offs.............................           (1,980)         (1,555)
Less loan recoveries.........................              451             436
                                                      --------        --------
        Net loan charge-offs.................           (1,529)         (1,119)
                                                      --------        --------

Ending balance...............................         $ 26,700        $ 23,745
                                                      ========        ========

        Total problem assets at June 30, 2000 were $19.7 million or 0.94% of total loans and other real estate, compared to $16.3 million or 0.83% of total loans and other real estate at December 31, 1999. Total problem assets have increased during the period, due to an increase in other real estate of $1.2 million and an increase in nonaccrual loans of $3.2 million. The increase in nonaccrual loans is mainly due to our continued pro-active approach to nonaccrual classifications and one significant credit in the commercial loan portfolio totaling $2.7 million that was classified as nonaccrual during the quarter. The components of nonperforming and problem assets are presented in the table below:

                                                      June 30,    December 31,
(Dollars in thousands)                                    2000            1999
-------------------------------------------------------------------------------
Nonaccrual loans.............................         $ 13,538        $ 10,353
Restructured loans...........................               --              37
Other real estate ...........................            3,493           2,262
                                                      --------        --------
    Total non-performing assets..............           17,031          12,652
Loans 90 days or more
  past due and still accruing................            2,645           3,638
                                                      --------        --------
Total problem assets.........................         $ 19,676        $ 16,290
                                                      ========        ========

Noninterest Income

         Recurring noninterest income increased 29.1% and 21.9% to $7.3 million and $13.9 million for the three months and six months ended June 30, 2000, respectively. This is compared to recurring noninterest income of $5.6 million and $11.4 million for the three months and six months ended June 30, 1999, respectively, excluding a $1.8 million nonrecurring gain associated with the sale of mortgage loans. These increases are primarily due to increased deposit account service charges of $0.9 million and $1.5 million for the three months and six months of 2000, respectively, over the comparable 1999 periods due to changes implemented in deposit account service charges during 1999. In addition, other noninterest income increased $0.6 million and $0.8 million for the three months and six months ended June 30, 2000, respectively, over the comparable 1999 periods, primarily due to income from equity investments. Including the nonrecurring items noted above, noninterest income decreased $0.2 million and increased $0.6 million for the three months and six months ended June 30, 2000, respectively, over the comparable 1999 period.

Noninterest Expense

         Recurring noninterest expense increased 2.8% and 6.8% to $18.9 million and $38.1 million for the three months and six months ended June 30, 2000, respectively, excluding nonrecurring restructuring and merger-related expenses of $15.7 million. This is compared to noninterest income of $18.4 million and $35.7 million for the three months and six months ended June 30, 1999, respectively. These increases are primarily due to a 12.7% and 13.2% increase in salaries and fringe benefits for the three months and six months ended June 30, 2000, respectively, over the comparable 1999 periods, resulting from strategic investments in personnel. In addition, occupancy expense increased 5.0% and 9.7% for the three months and six months ended June 30, 2000, respectively, over the comparable 1999 periods, as a result of the leasing of additional office space to accommodate growth. Including the nonrecurring items noted above, noninterest expense increased $16.2 million and $18.1 million for the three months and six months ended June 30, 2000, respectively, over the comparable 1999 periods.

Income Tax Expense

         Total income tax expense amounted to $0.7 million for the three months ended June 30, 2000 and $4.0 million for the same comparable 1999 period. The decrease in the income tax expense for the three months ended June 30, 2000 is due to a net loss for the quarter resulting from restructuring and merger-related expenses. Income tax expense for the six months ended June 30, 2000 was $4.6 million compared to $8.0 million for the same comparable 1999 period. The decrease in the income tax expense for the six months ended June 30, 2000 is due to restructuring and merger-related expenses incurred during the second quarter of 2000. The effective tax rates for the six months ended June 30, 2000 was 43.0% compared to 31.6% for the same comparable 1999 period. The increase in the effective tax rates was due to certain nondeductible restructuring and merger-related expenses.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following table presents the scheduled maturity of market risk sensitive instruments at June 30, 2000:

(Dollars in thousands)
                                                                                        There
Maturing in:               1 Year      2 Years     3 Years     4 Years     5 Years      -after        Total
-----------------------------------------------------------------------------------------------------------
ASSETS
Debt securities.....    $   45,442   $  52,866   $  68,145   $  77,927   $  75,008   $ 143,836   $  463,224
Loans...............       853,516      82,985     100,264     136,607     174,657     714,645    2,062,674
                        -----------------------------------------------------------------------------------
   Total............    $  898,958   $ 135,851   $ 168,409   $ 214,534   $ 249,665   $ 858,481   $2,525,898
                        ===================================================================================

LIABILITIES
Savings, NOW, Demand
   and IMMA's.......    $  868,956   $   5,019   $   3,591   $     118   $     652   $      --   $  878,336
CD's................       819,322      84,644      66,012      17,374       2,768       2,502      992,622
Short-term
   borrowings.......       457,611          --          --          --          --          --      457,611
Long-term
   borrowings.......            --     126,183          40          40          40         230      126,533
                        -----------------------------------------------------------------------------------
     Total..........    $2,145,889   $ 215,846   $  69,643   $  17,532   $   3,460   $   2,732   $2,455,102
                        ===================================================================================


         The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at June 30, 2000:

                                Carrying             Average          Estimated
(Dollars in thousands)             Value       Interest Rate         Fair Value
-------------------------------------------------------------------------------
ASSETS
Debt Securities..........     $  463,224                6.15%        $  463,224
Loans....................      2,062,674                8.83          2,020,070
                              ----------                             ----------
     Total ..............     $2,525,898                8.34         $2,483,294
                              ==========                             ==========
LIABILITIES
Savings, NOW, Demand
  and IMMA's.............     $  878,336                2.36         $  878,374
CD's.....................        992,622                5.78            988,484
Short-term
  borrowings.............        457,611                6.05            455,328
Long-term
  borrowings.............        126,533                5.53            125,902
                              ----------                             ----------
     Total...............     $2,455,102                4.59         $2,448,088
                              ==========                             ==========

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In December 1996, Home Federal (a former subsidiary of the Corporation that was merged into the Bank in March 1999) filed a suit against a borrower and his company and against the borrower's wife, daughters, and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets which may be used to satisfy a portion of the judgments obtained in favor of Home Federal in prior litigation. In April 1997, the borrower's wife filed a counterclaim against Home Federal alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to Home Federal for application on a debt owed by one of her husband's corporations, claiming that officers of Home Federal promised to resume making loans to her husband's corporation after the payment. Home Federal and its officers vigorously denied all of her allegations. Home Federal filed a motion for summary judgment and dismissal of the counterclaim. The motion for summary judgment was heard in the Superior Court division of the Mecklenburg County General Court of Justice in April 1998. In June 1998, Home Federal removed this case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the defendant was the debtor in a pending bankruptcy case. In April 1999, the Corporation moved for summary judgement to dismiss the counterclaims. At a hearing in May 1999, the Bankruptcy Judge granted part and denied part of the Corporation's Motion for Summary Judgement. The Judge dismissed the wife's counterclaim for breach of fiduciary duty, but allowed her claim for fraud to continue. A trial date has been set for August 21, 2000. The Corporation believes it has strong defenses to the defendant's counterclaim.

         In February 1997, two companies affiliated with the borrower above filed an additional action against two executive officers of Home Federal and against an officer of another financial institution. The action was removed from the state court to the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action in the Superior Court of Mecklenburg County, North Carolina against the two executive officers of Home Federal and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of Home Federal. Plaintiffs claim actual damages, treble damages, and punitive damages together with interest, attorneys' fees, and other costs. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. The action pending in the bankruptcy court has been stayed. All defendants filed motions for summary judgment in the state court action which were granted, and that lawsuit was dismissed in January 1998 by the Superior Court of Mecklenburg County. The plaintiff appealed the order granting summary judgment to the North Carolina Court of Appeals. In July 1998, the defendants removed the state court case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the plaintiff was a debtor in a pending bankruptcy case. As a result of the removal, the North Carolina Court of Appeals entered an order staying further proceedings in the North Carolina Court of Appeals in August 1998. In early June 1999, the United States Bankruptcy court entered its Memorandum Decision and Order adopting the State Court dismissal of the lawsuit. In late June 1999, the plaintiff gave notice of appeal to the United States District Court. On June 27, 2000 the plaintiff's appeal was denied by the United States District Court and the time to appeal to the United States Court of Appeals has expired. A motion has been filed with the North Carolina Court of Appeals to dismiss the appeal pending in that Court based upon the case being concluded in the United States District Court. It is anticipated that the motion will be granted. The Corporation is bound by Home Federal's agreement to indemnify both of its officers with respect to costs, expense, and liability which might arise in connection with both of these cases.

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

Not Applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) First Charter Corporation's Annual Meeting of Shareholders was held on June 6, 2000.

         (b) The following were voting results of each of the matters (exclusive of procedural matters) which were submitted to the shareholders:

                                                              For      Withheld
                                                       ------------------------
         1.  To elect 6 directors for three-year
             terms expiring in 2003:

                  Michael R. Coltrane                  21,893,391     1,161,413
                  J. Roy Davis, Jr.                    22,373,557       681,247
                  Charles F. Harry III                 22,410,290       644,514
                  Charles A. James                     22,348,206       706,598
                  Walter H. Jones, Jr.                 22,357,998       696,806
                  Hugh H. Morrison                     22,419,880       634,924


             To elect 3 directors for two-year
             terms expiring in 2002:

                  James E. Burt, III                   22,297,879       756,925
                  L. D. Warlick, Jr.                   22,274,405       780,399
                  William W. Waters                    22,348,137       706,667

             To elect 2 directors for one-year
             terms expiring in 2001:

                  Harold D. Alexander                  22,175,116       879,688
                  Samuel C. King, Jr.                  22,297,679       757,125

             The following directors' terms of office continued after the Annual Meeting:

                  William R. Black
                  John J. Godbold, Jr.
                  Frank H. Hawfield, Jr.
                  Lawrence M. Kimbrough
                  Dr. Jerry E. McGee
                  Thomas R. Revels


         2.  To adopt the First Charter Corporation 2000
             Omnibus Stock Option and Award Plan:

                  For               15,463,652
                  Against            3,326,751
                  Abstain              318,531
                  Non-Vote           3,945,870

         3.  To approve an amendment to the Corporation's
             Amended and Restated Articles of Incorporation
              to increase the number of authorized shares of Common Stock to 100,000,000 shares:

                  For                20,494,338
                  Against             2,326,867
                  Abstain               233,599

         4.   To approve an amendment to the Corporation's
              Amended and Restated Articles of Incorporation to authorize the issuance of 2,000,000 shares of Preferred Stock:

                  For                15,405,012
                  Against             3,522,165
                  Abstain               193,931
                  Non-Vote            3,933,696

         5. To ratify the action of our Board of Directors in selecting KPMG LLP as our independent certified public accountants for 2000

                  For                22,753,646
                  Against               218,343
                  Abstain                82,815

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

                      27.1          Financial Data Schedule (for SEC use only)

                      27.2          Restated Financial Data Schedule
                                    (for SEC use only)

         (b)   Reports on Form 8-K

               (i) On April 10, 2000, the Corporation filed a Current Report on Form 8-K, reporting pursuant to Item 2 thereof its acquisition of Carolina First BancShares, Inc., the holding company for Lincoln Bank of North Carolina, Cabarrus Bank of North Carolina and Community Bank and Trust Co., became effective on April 4, 2000.

               (ii) On April 13, 2000, the Corporation filed a Current Report on Form 8-K, reporting pursuant to Item 5 thereof its earnings for the fiscal quarter ended March 31, 2000.

               (iii) On May 17, 2000, the Corporation filed a Current Report on
                     Form 8-K/A, reporting pursuant to Item 7 thereof unaudited pro forma combined financial information as of March 31, 2000 is hereby incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 2000, filed on May 15, 2000 with the Commission, under Part II - Other Information, Item 5 Other Information (Commission File No. 0-15829).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST CHARTER CORPORATION
                                            (Registrant)




Date:  August 14, 2000                      By:   /s/  Robert O. Bratton
                                                  ------------------------------
                                                  Robert O. Bratton
                                                  Executive Vice President &
                                                  Chief Operating Officer and
                                                  Chief Financial Officer

                                                   EXHIBIT INDEX



Exhibit No.
(per Exhibit Table
in item 601 of                                                     Sequential
Regulation S-K)               Description of Exhibits              Page Number


      27.1                    Financial Data Schedule                   23
                              (for SEC use only)

      27.2                    Restated Financial Data Schedule
                              (for SEC use only)                        24