Form 10-Q
period 2000-09-30
FIRST CHARTER CORP /NC/
filed 2000-11-14
CIK 717306

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number                          0-15829
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                31,592,015 shares of Common Stock, no par value,
                      outstanding as of November 10, 2000.

                            FIRST CHARTER CORPORATION



SEPTEMBER 30, 2000 FORM 10-Q
================================================================================


INDEX

                                                                            Page
                                                                            ----
PART I       Item 1. Financial Statements:
FINANCIAL             Consolidated Balance Sheets at September 30, 2000        2
INFORMATION           and December 31, 1999

                      Consolidated Statements of Income for the Three and      3
                      Nine Months Ended September 30, 2000 and 1999

                      Consolidated Statements of Shareholders'                 4
                      Equity for the Nine Months Ended
                      September 30, 2000 and 1999

                      Consolidated Statements of Cash Flows for the            5
                      Nine Months Ended September 30, 2000 and 1999

                      Notes to Consolidated Financial Statements               6

             Item 2. Management's Discussion and Analysis of Financial         7
                     Condition and Results of Operations

             Item 3. Quantitative and Qualitative Disclosures about           16
                     Market Risk


--------------------------------------------------------------------------------


PART II
OTHER        Item 1. Legal Proceedings                                        16
INFORMATION
             Item 2. Changes in Securities and Use of Proceeds                16

             Item 3. Defaults Upon Senior Securities                          16

             Item 6. Exhibits and Reports on Form 8-K                         17

             Signature                                                        18

             Index to Exhibits                                                19

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30      December 31
                                                                                    2000             1999
------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share data)                                       (UNAUDITED)
------------------------------------------------------------------------------------------------------------

ASSETS:
Cash and due from banks ..................................................      $   72,311        $   94,568
Federal funds sold .......................................................           1,020               665
Interest bearing bank deposits ...........................................           6,026             2,435
                                                                                ----------------------------
     Cash and cash equivalents ...........................................          79,357            97,668
Securities held to maturity (market value of $34,686 at December 31, 1999)              --            36,082
Securities available for sale (cost of $480,094 at September 30, 2000
     and $500,452 at December 31, 1999) ..................................         474,077           487,435
Loans ....................................................................       2,111,428         1,968,077
     Less: Unearned income ...............................................            (284)             (204)
           Allowance for loan losses .....................................         (27,861)          (25,002)
                                                                                ----------------------------
     Loans, net ..........................................................       2,083,283         1,942,871
                                                                                ----------------------------
Premises and equipment, net ..............................................          72,320            56,480
Other assets .............................................................          78,918            59,192
                                                                                ----------------------------
         Total assets ....................................................      $2,787,955        $2,679,728
                                                                                ============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits, domestic:
         Noninterest bearing demand ......................................      $  279,765        $  228,030
         Interest bearing ................................................       1,642,675         1,588,461
                                                                                ----------------------------
                  Total deposits .........................................       1,922,440         1,816,491
Other borrowings .........................................................         519,762           542,021
Other liabilities ........................................................          46,703            30,948
                                                                                ----------------------------
         Total liabilities ...............................................       2,488,905         2,389,460
                                                                                ----------------------------

Shareholders' equity:
Preferred stock - no par value; authorized 100,000 shares; issued and
       outstanding - shares ..............................................              --                --
Common stock - no par value; authorized 100,000,000 and 50,000,000 shares;
       issued and outstanding 31,520,637 and 31,100,310 shares ...........         150,684           146,438
 Retained earnings .......................................................         152,039           151,215
 Accumulated other comprehensive loss:
     Unrealized loss on securities available for sale, net ...............          (3,673)           (7,385)
                                                                                ----------------------------
         Total shareholders' equity ......................................         299,050           290,268
                                                                                ----------------------------
         Total liabilities and shareholders' equity ......................      $2,787,955        $2,679,728
                                                                                ============================


          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                                 ----------------------------    ----------------------------
(Dollars in thousands, except share and per share data)              2000            1999            2000             1999
-----------------------------------------------------------------------------------------------------------------------------

Interest income:
          Loans .............................................    $    47,026      $    40,195    $   135,596      $   120,395
          Federal funds sold ................................             17               35            235              430
          Interest bearing bank deposits ....................             49               44            125              269
          Securities ........................................          7,647            7,978         23,764           22,954
                                                                 ----------------------------    ----------------------------
                Total interest income .......................         54,739           48,252        159,720          144,048
                                                                 ----------------------------    ----------------------------
Interest expense:
          Deposits ..........................................         19,463           16,178         53,727           49,510
          Federal funds purchased and securities
              sold under agreements to repurchase ...........          1,707              671          5,069            3,028
          Federal Home Loan Bank and other borrowings .......          6,897            5,151         20,068           14,535
                                                                 ----------------------------    ----------------------------
                  Total interest expense ....................         28,067           22,000         78,864           67,073
                                                                 ----------------------------    ----------------------------
                              Net interest income ...........         26,672           26,252         80,856           76,975
Provision for loan losses ...................................          2,200              815          5,540            3,770
                                                                 ----------------------------    ----------------------------
          Net interest income after provision for loan losses         24,472           25,437         75,316           73,205
Noninterest income:
          Trust income ......................................            832              654          2,210            1,875
          Service charges on deposit accounts ...............          2,710            2,209          8,352            6,340
          (Loss) gain on sale of securities .................         (3,425)             223         (3,013)             881
          (Loss) gain on sale of loans ......................             --               --            (99)           1,757
          Gain on sale of property ..........................            527            1,752            527            1,752
          Insurance and other fee income ....................          2,412            2,055          7,220            6,699
          Other .............................................          4,630            1,164          7,577            3,300
                                                                 ----------------------------    ----------------------------
                  Total noninterest income ..................          7,686            8,057         22,774           22,604
                                                                 ----------------------------    ----------------------------
Noninterest expense:
          Salaries and employee benefits ....................          9,521           10,142         30,582           28,715
          Occupancy and equipment ...........................          2,898            2,950          9,151            8,656
          Restructuring and merger related ..................             --               --         16,250               --
          Other .............................................          5,338            5,973         17,275           18,358
                                                                 ----------------------------    ----------------------------
                  Total noninterest expense .................         17,757           19,065         73,258           55,729
                                                                 ----------------------------    ----------------------------
                              Income before income taxes ....         14,401           14,429         24,832           40,080
Income taxes ................................................          4,464            4,678          9,089           12,653
                                                                 ----------------------------    ----------------------------
Net income ..................................................    $     9,937      $     9,751    $    15,743      $    27,427
                                                                 ============================    ============================

Net income per share:
                  Basic .....................................    $      0.32      $      0.31    $      0.50      $      0.87
                  Diluted ...................................    $      0.31      $      0.31    $      0.50      $      0.86
Weighted average shares:
                  Basic .....................................     31,503,251       31,159,716     31,384,049       31,649,358
                  Diluted ...................................     31,646,483       31,442,540     31,544,011       31,902,447

          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------------------
                                                                                                 ACCUMULATED
                                                         COMMON STOCK                               OTHER
                                                 --------------------------        RETAINED     COMPREHENSIVE
(Dollars in thousands)                             SHARES           AMOUNT         EARNINGS     INCOME (LOSS)     TOTAL
-------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998 ................      32,007,899        $168,904        $130,828        $ 6,535       $306,267
Comprehensive income:
    Net income through September 30, 1999 .              --              --          27,427             --         27,427
    Unrealized loss on securities available
        for sale, net .....................              --              --              --         (8,529)        (8,529)
                                                                                                                 --------
                Total comprehensive income                                                                         18,898
Cash dividends ............................              --              --         (10,928)            --        (10,928)
Stock options exercised and Dividend
        Reinvestment Plan stock issued ....         156,517             800              --             --            800
Shares issued in connection with
      business acquisition ................          68,551           1,273              --             --          1,273
Purchase and retirement of common stock ...      (1,174,601)        (24,739)             --             --        (24,739)
                                                 ------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999 ...............      31,058,366        $146,238        $147,327        $(1,994)      $291,571
                                                 ========================================================================
BALANCE, DECEMBER 31, 1999 ................      31,100,310        $146,438        $151,215        $(7,385)      $290,268
Comprehensive income:
    Net income through September 30, 2000 .              --              --          15,743             --         15,743
    Unrealized gain on securities available
        for sale, net .....................              --              --              --          3,712          3,712
                                                                                                                 --------
                Total comprehensive income                                                                         19,455
Cash dividends ............................              --              --         (14,920)            --        (14,920)
Stock options exercised and Dividend
        Reinvestment Plan stock issued ....         300,794           2,250              --             --          2,250
Shares issued in connection with
      business acquisition ................         122,263           2,025              --             --          2,025
Purchase and retirement of common stock ...          (2,730)            (29)             --             --            (29)
                                                 ------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000 ...............      31,520,637        $150,684        $152,038        $(3,673)      $299,049
                                                 ========================================================================

          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                   2000            1999
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................      $  15,743       $  27,427
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for loan losses ..............................................          5,540           3,770
        Depreciation ...........................................................          4,434           4,879
        Premium amortization and discount accretion, net .......................             37            (549)
        Net loss (gain) on securities available for sale transactions ..........          3,013            (881)
        Net loss (gain) on sale of other real estate ...........................             93            (585)
        Net loss (gain) on sale of mortgage loans ..............................             99          (1,757)
        Net loss (gain) on sale of premises and equipment ......................             13          (1,725)
        Origination of mortgage loans held for sale ............................        (44,351)        (20,487)
        Proceeds from sale of mortgage loans held for sale .....................         86,175         172,699
        (Increase) decrease in other assets ....................................        (18,312)          3,865
        Increase in other liabilities ..........................................         15,757          28,907
                                                                                      -------------------------
                Net cash provided by operating activities ......................         68,241         215,563
                                                                                      -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sales of securities available for sale ...................        124,261          28,432
        Proceeds from maturities of securities available for sale ..............         44,847         100,365
        Purchase of securities available for sale ..............................       (116,475)       (165,171)
        Proceeds from issuer calls and maturities of securities held to maturity            758           9,794
        Purchase of securities held to maturity ................................             --         (13,986)
        Net increase in loans ..................................................       (191,087)       (154,922)
        Proceeds from sales of other real estate ...............................          1,520           3,714
        Net purchases of premises and equipment ................................        (21,366)         (3,335)
                                                                                      -------------------------
                Net cash used in investing activities ..........................       (157,542)       (195,109)
                                                                                      -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (decrease) increase in demand, money market and savings accounts ...        (47,227)         53,837
        Net increase (decrease) in certificates of deposit .....................        153,175         (31,551)
        Net decrease in securities sold under repurchase
              agreements and other borrowings ..................................        (22,259)        (39,503)
        Purchase and retirement of common stock ................................            (29)        (24,739)
        Proceeds from issuance of common stock .................................          2,250             800
        Dividends paid .........................................................        (14,920)        (10,954)
                                                                                      -------------------------
                Net cash provided by (used in) financing activities ............         70,990         (52,110)
                                                                                      -------------------------
                Net decrease in cash and cash equivalents ......................        (18,311)        (31,656)
                Cash and cash equivalents at beginning of period ...............         97,668         103,558
                                                                                      =========================
                Cash and cash equivalents at end of period .....................      $  79,357       $  71,902
                                                                                      =========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
          Interest .............................................................      $  76,705       $  65,549
                                                                                      =========================
         Income taxes .........................................................       $     888       $   7,517
                                                                                      =========================
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Transfer of loans and premises and equipment
          to other real estate owned ...........................................      $   3,386       $   2,751
                                                                                      =========================
  Unrealized gain (loss) on securities available for sale (net of tax effect of
          $1,429 and $2,249 for the nine months ended
          September 30, 2000 and 1999, respectively) ...........................      $   3,712       $  (8,529)
                                                                                      =========================
  Issuance of common stock for business acquisitions ...........................      $   2,025       $   1,273
                                                                                      =========================
  Transfer of loans in portfolio to held for sale ..............................      $  45,252       $ 147,555
                                                                                      =========================
  Transfer of securities held to maturity to available for sale ................      $  35,324       $      --
                                                                                      =========================

          See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BUSINESS / CONSOLIDATION
         The accompanying unaudited consolidated financial statements present the consolidated financial condition and results of operations of First Charter Corporation (the "Corporation") and its wholly owned subsidiary, First Charter National Bank (the "Bank"), a commercial bank operating in Avery, Buncombe, Cabarrus, Catawba, Cleveland, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Transylvania and Union counties of North Carolina. In addition, through its subsidiary First Charter Brokerage Services, the Bank offers discount brokerage services, insurance and annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates three other subsidiaries:
         First Charter Insurance Services, Inc., First Charter Realty Investment, Inc., and FCNB Real Estate, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment, Inc. is a Delaware corporation organized as a holding company for FCNB Real Estate, Inc. a real estate investment trust organized in North Carolina. In consolidation, all significant intercompany accounts and transactions have been eliminated. Certain amounts reported in the prior period have been reclassified to conform with the current period presentation. Such reclassifications have no effect on net income or shareholders' equity as previously reported.

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

3.       NET INCOME PER SHARE
         Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if all of the currently outstanding stock options on the Corporation's common stock are fully exercised. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

                                                        THREE MONTHS                    NINE MONTHS
                                                     ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                 --------------------------      --------------------------
                                                    2000            1999            2000            1999
                                                 ----------------------------------------------------------

Basic net income per share denominator:
      Weighted average number of
        common shares outstanding .........      31,503,251      31,159,716      31,384,049      31,649,358
      Dilutive effect arising from
          assumed exercise of stock options         143,232         282,824         159,962         256,089
Diluted net income
                                                 ----------------------------------------------------------
      per share denominator ...............      31,646,483      31,442,540      31,544,011      31,905,447
                                                 ==========================================================

         The Corporation paid cash dividends of $0.18 and $0.17 per share during the quarters ended September 30, 2000 and 1999, respectively.

4.       MERGER-RELATED ACTIVITY
         On April 4, 2000, the Corporation and Carolina First BancShares, Inc. ("Carolina First") announced the consummation of their merger (the "Merger") in which Carolina First was merged into the Corporation. The shareholders of each company approved the Merger at separate meetings held on March 21, 2000. In accordance with the terms of the Merger Agreement, (i) each share of the $2.50 par value common stock of Carolina First (excluding shares held by Carolina First or the Corporation or their respective companies, in each case other than in a fiduciary capacity or as a result of debts previously contracted) was converted into 2.267 shares of the no par value common stock of the Corporation on April 4, 2000. The Merger was accounted for as a pooling-of-interests and accordingly, all financial results for prior periods have been restated. In connection with this transaction, the Corporation recorded pre-tax restructuring and merger-related expenses of approximately $15.7 million ($11.9 million after-tax).

         On September 1, 2000, Business Insurers of Guilford County ("Business Insurers") was merged into First Charter Insurer Services. This merger was accounted for as a pooling-of-interests and accordingly, all financial results for prior periods have been restated. In connection with the Business Insurers merger, the Corporation recorded pre-tax restructuring and merger-related expenses of approximately $575,000 ($425,000 after-tax).

         The following table indicates the primary components of the Carolina First and Business Insurers merger and restructuring charges, including the amounts incurred through September 30, 2000, and the amounts remaining as accrued expenses in other liabilities at September 30, 2000.


                           Total
                         Merger and           Incurred             Remaining
                        Restructuring         through             accrual at
(Dollars in thousands)     Charges       September 30, 2000   September 30, 2000
--------------------------------------------------------------------------------
Professional costs .....    $ 3,907          $ 3,670               $   237
Employee related costs..      5,336            1,732                 3,604
Equipment writedowns ...      4,125            4,125                    --
Lease buyouts ..........        909              146                   763
Conversion costs .......      1,114            1,114                    --
Printing and filing fees        187              187                    --
Other ..................        672              672                    --
                            ----------------------------------------------
      Total ............    $16,250          $11,646               $ 4,604
                            ==============================================

         The employee-related costs include accruals for payments to be made in connection with the involuntary termination of approximately 130 employees who had been notified that their positions were redundant within the combined organizations and therefore no longer needed. These personnel were terminated from various areas of the combined Corporation. Management expects most of these payments will be made during the fourth quarter of 2000 and early 2001. Other restructuring activities included closing and consolidating 14 branch facilities that were redundant, consolidating back-office functions and converting all of Carolina First's systems to First Charter systems. The Corporation does not currently anticipate any material restructuring and merger-related expenses, including any material changes to the restructuring accrual, in the fourth quarter of 2000 related to the Merger.

5.       IMPAIRED LOANS
         The recorded investment in impaired loans was $18.4 million (of which $
         18.4 million was on nonaccrual status) and $10.3 million (of which $9.8 million was on nonaccrual status) at September 30, 2000 and December 31, 1999, respectively. The related allowance for loan losses on impaired loans was $5.4 million and $3.6 million at September 30, 2000 and December 31, 1999, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2000 and 1999 was $13.3 million and $7.3 million, respectively.


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

LIQUIDITY

     The Bank derives the major source of its liquidity from its core deposit base. Liquidity is further provided by loan repayments, brokered deposits, maturities in the investment portfolio, the ability to secure public deposits, the availability of federal fund lines and repurchase agreements at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Bank is a member of the Federal Home Loan Bank ("FHLB") System, which provides access to FHLB lending sources. At September 30, 2000, the Bank had a line of credit with the FHLB of $569.9 million, with $151.0 million available. Another source of liquidity is the securities in the available for sale portfolio, which may be sold in response to liquidity needs. The Bank's loan-to-deposit ratio at September 30, 2000 was 1.10% compared to 1.08% at December 31, 1999. Management believes the Bank's sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

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


CAPITAL RESOURCES

     At September 30, 2000, total shareholders' equity was $299.1 million, representing a book value of $9.49 per share, compared to $290.3 million, or a book value of $9.33 per share at December 31, 1999; see further discussion at "RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- FINANCIAL CONDITION".

     At September 30, 2000, the Corporation and the Bank were in compliance with all existing capital requirements and the most recent notifications from the Corporation's and the Bank's various regulators categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities' categories. The Corporation's capital requirements are summarized in the table below:



                                                                                    Risk-Based Capital
                                                               ---------------------------------------------------------------
                                  Leverage Capital                  Tier 1 Capital                      Total Capital
------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)          Amount    Percentage (1)          Amount     Percentage (2)          Amount     Percentage (2)
------------------------------------------------------------------------------------------------------------------------------
Actual....................     $292,128       10.58%             $292,128       13.78%              $318,650       15.03%
Required..................      110,399        4.00                84,818        4.00                169,637        8.00
Excess....................      181,729        6.58               207,310        9.78                149,013        7.03

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

     Total assets at September 30, 2000 amounted to $2.79 billion, compared to $2.68 billion at December 31, 1999. Gross loans at September 30, 2000 amounted to $2.11 billion, up from $1.97 billion at December 31, 1999, with most of the increase due to commercial loan growth.

     Securities available for sale totaled $474.1 million at September 30, 2000, representing a decrease of $13.4 million, or 2.7%, from December 31, 1999. The carrying value of securities available for sale was approximately $6.0 million below their amortized cost at September 30, 2000, which represents gross unrealized gains of $2.0 million and gross unrealized losses of $8.0 million. In conjunction with the Merger, the Corporation transferred $35.3 million of Carolina First's securities classified as held to maturity to available for sale due to the significance of the impact on the Corporation's interest rate forecast as compared to corporate policy.

     Total deposits increased to $1.92 billion at September 30, 2000, compared to $1.82 billion at December 31, 1999. Other borrowings decreased $22.3 million, or 4.1%, to $519.8 million at September 30, 2000 from $542.0 million at December 31, 1999. Shareholders' equity increased to $299.1 million from $290.3 million at December 31, 1999. The securities available for sale portfolio's unrealized loss has decreased from an unrealized net loss of $7.4 million at December 31, 1999 (net of tax) to an unrealized net loss at September 30, 2000 of $3.7 million (net of tax).

SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------
                                                         FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
(Dollars in thousands,                             -------------------------------       -------------------------------
except share and per share data)                       2000               1999               2000                1999
------------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS
Earnings before other non-core
  items (Core operating earnings) ...........      $     9,711         $     8,522       $    28,111         $    25,056
Other non-core items:
  Provision for loan losses .................             (875)                 --              (875)                 --
  Noninterest income
    Gain (loss) on sale of loans ............               --                  --               (99)              1,757
    Fixed income portfolio restructuring loss           (2,854)                 --            (2,854)                 --
    Equity investment stock write down ......             (571)                 --            (1,370)                 --
    Gain on sale of property ................              527               1,752               527               1,752
    Equity investment income ................            4,106                 138             4,552                 138
  Merger and restructuring charges ..........               --                  --           (16,250)                 --
------------------------------------------------------------------------------------------------------------------------
  Total other items .........................      $       333         $     1,890       $   (16,369)        $     3,647
------------------------------------------------------------------------------------------------------------------------
  Other non-core items, net of tax ..........      $       228         $     1,229       $   (12,367)        $     2,371
------------------------------------------------------------------------------------------------------------------------
Net income ..................................      $     9,939         $     9,751       $    15,744         $    27,427
------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Basic
  Core operating earnings ...................      $      0.31         $      0.27       $      0.90         $      0.79
  Net income ................................             0.32                0.31              0.50                0.87
Diluted earnings
  Core operating earnings ...................             0.31                0.27              0.89                0.79
  Net income ................................             0.31                0.31              0.50                0.86
Cash dividends ..............................             0.18                0.17              0.52                0.51
Book value ..................................             9.49                9.39              9.49                9.39
Period-end price ............................            14.44               17.50             14.44               17.50
Average shares
  Basic .....................................       31,503,251          31,159,716        31,384,049          31,649,358
  Diluted ...................................       31,646,483          31,442,540        31,544,011          31,902,447
Actual shares ...............................       31,520,637          31,058,366        31,520,637          31,058,366
------------------------------------------------------------------------------------------------------------------------
PERFORMANCE HIGHLIGHTS
Before other non-core items
  Return on average assets (1) ..............             1.39%               1.32%             1.37%               1.30%
  Return on average equity (1) ..............            13.00               11.96             13.58               11.33
  Efficiency ratio (2) ......................            52.66               58.28             55.07               57.84
After other non-core items
  Return on average assets (1) ..............             1.43                1.51              0.77                1.43
  Return on average equity (1) ..............            13.30               13.68              7.61               12.40
------------------------------------------------------------------------------------------------------------------------
PERIOD-END BALANCE SHEET DATA
Securities held to maturity .................      $        --         $    37,462       $        --         $    37,462
Securities available for sale ...............          474,077             506,669           474,077             506,669
Loans, net ..................................        2,083,283           1,874,616         2,083,283           1,874,616
Earning assets ..............................        2,563,841           2,424,151         2,563,841           2,424,151
Total assets ................................        2,787,955           2,593,136         2,787,955           2,593,136
Noninterest-bearing deposits ................          279,765             228,030           279,765             228,030
Interest-bearing deposits ...................        1,642,675           1,588,461         1,642,675           1,588,461
Other borrowings ............................          519,762             542,021           519,762             542,021
Shareholders' equity ........................          299,050             290,268           299,050             290,268
------------------------------------------------------------------------------------------------------------------------

(1) Annualized
(2) Core operating noninterest expense less foreclosed property expense divided by the sum of taxable equivalent net interest income plus core operating noninterest income less gain on sales of securities.

RESULTS OF OPERATIONS

Summary
     Third quarter 2000 net income amounted to $9.9 million, or $0.31 diluted net income per share. Third quarter 2000 net income includes the following non-core earnings items: (i) $2.8 million after-tax ($4.1 million pre-tax) in equity investment income from investments in venture capital funds due to unrealized gains in underlying equity investments during the period; (ii) $0.4 million after-tax ($0.5 million pre-tax) gain on the sale of property related to the sale of four branch facilities which were sold as a result of the Carolina First merger; (iii) $1.9 million after-tax ($2.9 million pre-tax) loss associated with the restructuring of the available-for-sale securities portfolio; (iv) $0.4 million after-tax ($0.6 million pre-tax) loss associated with the writedown of certain equity securities due to other-than-temporary impairment in value; and (v) $0.6 million ($0.9 million pre-tax) incremental provision for loan losses to reflect management's current assessment of probable losses in the loan portfolio.

     Third quarter 1999 net income amounted to $9.8 million, or $0.31 diluted net income per share. Third quarter 1999 net income includes the following non-core earnings items: (i) $1.2 million after-tax ($1.8 million pre-tax) non-core earnings gain on the sale of property and (ii) $0.1 million after-tax earnings ($0.1 million pre-tax) from equity method income on investments in venture capital funds due to unrealized gains in underlying equity investments during the period.

     Nine months ended September 30, 2000 net income amounted to $15.7 million, or $0.50 diluted net income per share. Nine months ended September 30, 2000 net income includes the following non-core earnings items: (i) $12.0 million after-tax ($16.3 million pre-tax) merger and restructuring charge primarily associated with the merger of Carolina First; (ii) $3.1 million after-tax earnings ($4.6 million pre-tax) from equity method income on investments in venture capital funds due to unrealized gains in underlying equity investments during the period; (iii) $0.4 million after-tax ($0.5 million pre-tax) gain on sale of property related to the sale of four branch facilities related to the Carolina First merger; (iv) a $1.9 million after-tax ($2.9 million after-tax) loss associated with the restructuring of the available-for-sale securities portfolio; (v) $1.0 million after-tax ($1.4 million pre-tax) loss associated with the writedown of certain equity securities due to other-than-temporary impairment in value; (vi) $0.1 million after-tax ($0.1 million pre-tax) loss associated with the sale of mortgage loans; and (vii) $0.6 million after-tax ($0.9 million pre-tax) incremental provision for loan losses to reflect management's current assessment of probable losses in the loan portfolio.

     Nine months ended September 30, 1999 net income amounted to $27.4 million or $0.86 diluted net income per share. Nine months ended September 30, 1999 net income includes the following non-core earnings items: (i) $1.1 million after-tax ($1.8 million pre-tax) gain associated with the sale of mortgage loans; (ii) $0.1 million after-tax earnings ($0.1 million pre-tax) from equity method income on investments in venture capital funds due to unrealized gains in underlying equity investments during the period; and (iii) $1.1 million after-tax ($1.8 million pre-tax) gain associated with the sale of property.

     Core operating earnings for the third quarter of 2000 was $9.7 million, or $0.31 per diluted share. This compared to third quarter 1999 core operating earnings of $8.5 million, or $0.27 per diluted share. The increase is primarily due to a $0.4 million increase in net interest income, a $0.3 million increase in nonintererst income and a $1.3 million decrease in noninterest expense offset by a $0.5 million increase in the provision for loan losses.

     Core operating earnings for the nine months ended September 30, 2000 amounted to $28.1 million, or $0.89 per diluted share. This is compared to core operating earnings for the nine months ended September 30, 1999 of $25.1 million, or $0.79 per diluted share. The increase is primarily due to a $3.9 million increase in net interest income, a $3.1 million increase in noninterest income offset by a $0.9 million increase in the provision for loan losses and a $1.7 million increase in noninterest expense.

Net Interest Income
     Net interest income on a taxable-equivalent basis increased approximately 2 percent to $27.2 million in the third quarter of 2000 and amounted to $82.3 million in the first nine months of 2000 compared to $26.7 million and $78.3 million for the same respective 1999 periods. These increases are primarily attributable to strong loan growth, particularly in the commercial loan portfolio. Net interest income on a nontaxable-equivalent basis was $26.7 million and $80.9 million for the three months and nine months ended September 30, 2000 compared to $26.3 million and $77.0 million for the same respective 1999 periods.

     Average earning assets increased approximately $169.3 million to $2.58 billion in the third quarter of 2000 and $139.5 million to $2.56 billion in the first nine months of 2000, compared to the same 1999 periods. These increases are primarily attributable to a 12.4 percent and a 9.3 percent increase in average loans for the three months and nine months ended September 30, 2000, partially offset by a 11.4 percent and a 4.8 percent decrease in average securities for the three months and nine months ended September 30, 2000.

     The net interest yield decreased 21 basis points to 4.19 percent for the three months ended September 30, 2000 and decreased 3 basis points to 4.29 percent for the nine months ended September 30, 2000, compared to 4.40 percent and 4.32 percent in the comparable periods of 1999, primarily due to higher levels of borrowings and competitive forces related to loan and deposit pricing. Management believes that further compression of the net interest yield will continue at least into the fourth quarter of 2000.

     Management assesses interest rate risk based on an earnings simulation model. The Corporation's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Assuming a 300 basis point pro-rata change in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk was approximately 7.12% of net interest income at September 30, 2000 and is within Management's acceptable range. Because immediately rate sensitive interest bearing liabilities exceed immediately rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. In the future, the Corporation is considering the limited use of interest rate swaps, caps, or floors to assist in interest rate risk management.

     The following tables present an analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the three months and nine months ended September 30, 2000 and 1999.

                                                                            THREE MONTHS ENDED SEPTEMBER 30
                                                     --------------------------------------------------------------------------
                                                                      2000                                   1999
                                                     -------------------------------------  -------------------------------------
                                                                     INTEREST    AVERAGE                   Interest     Average
                                                        AVERAGE      INCOME/     YIELD/RATE   Average       Income/    Yield/Rate
(Dollars in thousands)                                  BALANCE      EXPENSE      PAID        Balance       Expense     Paid
----------------------------------------------       -------------- -----------  --------   -------------  ----------  --------
Interest earning assets:
Loans (1) (2).................................         $ 2,099,692    $ 47,113      8.93%     $1,867,338    $ 40,253      8.55%
Securities ...................................             475,630       8,036      6.72         537,011       8,375      6.19
Federal funds sold............................               1,083          17      6.24           1,741          35      7.98
Interest bearing bank deposits................               1,969          49      9.90           2,998          44      5.82
                                                     -------------- -----------             -------------  ----------
Total (3).....................................         $ 2,578,374    $ 55,215      8.52%     $2,409,088    $ 48,707      8.02%
                                                     ============== ===========             =============  ==========
Interest bearing liabilities:
Demand deposits...............................             235,401         308      0.52%        258,840         935      1.43%
Money market accounts.........................             227,182       2,641      4.62         235,315       2,226      3.75
Savings deposits..............................             138,813         834      2.39         182,347       1,417      3.08
Other time deposits...........................           1,027,832      15,678      6.07         900,306      11,600      5.11
Other borrowings..............................             563,377       8,604      6.08         437,591       5,822      5.28
                                                     -------------- -----------             -------------  ----------
Total.........................................         $ 2,192,605    $ 28,065      5.09%     $2,014,399    $ 22,000      4.33%
                                                     ============== ===========             =============  ==========
Net interest income and spread................                        $ 27,150      3.43%                   $ 26,707      3.69%
                                                                    ===========                            ==========
Net yield on interest earning assets (4)......                                      4.19%                                 4.40%

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected.
(2) Average loan balances are shown net of unearned income.
(3) Interest income includes taxable-equivalent adjustments of $476 and $455 for the three months ended September 30, 2000 and 1999, respectively.
(4) Represents net interest income as a percentage of total average interest earning assets.

                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                    ---------------------------------------------------------------------------
                                                                    2000                                    1999
                                                    ------------------------------------   ------------------------------------
                                                                    INTEREST     AVERAGE                   Interest    Average
                                                      AVERAGE       INCOME/     YIELD/RATE   Average       Income/    Yield/Rate
(Dollars in thousands)                                BALANCE       EXPENSE      PAID        Balance       Expense     Paid
----------------------------------------------      ------------- ------------- --------   -------------  ----------- --------
Interest earning assets:
Loans (1) (2).................................        $2,055,665     $ 135,868     8.83%     $1,880,492    $ 120,530     8.57%
Securities ...................................           496,767        24,899     6.70         522,015       24,125     6.18
Federal funds sold............................             5,079           235     6.18          11,858          430     4.85
Interest bearing bank deposits................             2,523           125     6.62           6,141          269     5.86
                                                    ------------- -------------            -------------  -----------
Total (3).....................................        $2,560,034     $ 161,127     8.41%     $2,420,506    $ 145,354     8.03%
                                                    ============= =============            =============  ===========
Interest bearing liabilities:
Demand deposits...............................           249,499           871     0.47%        255,998        3,056     1.60%
Money market accounts.........................           238,872         8,524     4.77         186,456        5,747     4.12
Savings deposits..............................           158,891         3,037     2.55         193,867        4,628     3.19
Other time deposits...........................           960,543        41,294     5.74         935,440       36,079     5.16
Other borrowings..............................           552,246        25,137     6.08         434,537       17,563     5.40
                                                    ------------- -------------            -------------  -----------
Total.........................................        $2,160,051      $ 78,863     4.88%     $2,006,298     $ 67,073     4.47%
                                                    ============= =============            =============  ===========
Net interest income and spread................                        $ 82,264     3.53%                    $ 78,281     3.56%
                                                                  =============                           ===========
Net yield on interest earning assets (4)......                                     4.29%                                 4.32%

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected.
(2) Average loan balances are shown net of unearned income.
(3) Interest income includes taxable-equivalent adjustments of $1,407 and $1,306 for the nine months ended September 30, 2000 and 1999, respectively.
(4) Represents net interest income as a percentage of total average interest earning assets.


     The following tables present the dollar amount of change in interest income and interest expense on a taxable-equivalent basis. The table distinguishes between the changes related to average outstanding (volume) interest-earning assets and interest-bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities. Changes attributable to both volume and rate have been allocated proportionately.


                                                 THREE MONTHS ENDED SEPTEMBER 30
                                         ------------------------------------------------
                                          2000                                    1999
                                         INCOME/                                 INCOME/
(Dollars in thousands)                   EXPENSE       RATE         VOLUME       EXPENSE
-----------------------------------------------------------------------------------------
Interest income:
     Loans ........................      $47,113      $1,749        $5,111        $40,253
     Securities ...................        8,036         658          (997)         8,375
     Federal funds sold ...........           17          (6)          (12)            35
     Interest bearing bank deposits           49          25           (20)            44
                                         ------------------------------------------------
     Total interest income ........      $55,215      $2,426        $4,082        $48,707
                                         ================================================
Interest expense:
     Demand deposits ..............      $   308      $ (569)       $  (58)       $   935
     Money market accounts ........        2,641         501           (86)         2,226
     Savings deposits .............          834        (283)         (300)         1,417
     Other time deposits ..........       15,678       2,284         1,794         11,600
     Other borrowings .............        8,604         985         1,797          5,822
                                         ------------------------------------------------
     Total interest expense .......       28,065       2,918         3,147         22,000
                                         ------------------------------------------------
          Net interest income .....      $27,150      $ (492)       $  935        $26,707
                                         ================================================

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                        ---------------------------------------------------
                                         2000                                       1999
                                        INCOME/                                    INCOME/
(Dollars in thousands)                  EXPENSE         RATE         VOLUME        EXPENSE
-------------------------------------------------------------------------------------------
Interest income:
    Loans ........................      $135,868      $ 3,935       $11,403        $120,530
    Securities ...................        24,899        1,990        (1,216)         24,125
    Federal funds sold ...........           235           85          (280)            430
    Interest bearing bank deposits           125           25          (169)            269
                                        ---------------------------------------------------
    Total interest income ........      $161,127      $ 6,035       $ 9,738        $145,354
                                        ===================================================
Interest expense:
    Demand deposits ..............      $    871      $(2,135)      $   (50)       $  3,056
    Money market accounts ........         8,524        1,034         1,743           5,747
    Savings deposits .............         3,037         (839)         (752)          4,628
    Other time deposits ..........        41,294        4,191         1,024          36,079
    Other borrowings .............        25,137        2,516         5,058          17,563
                                        ---------------------------------------------------
    Total interest expense .......        78,863        4,767         7,023          67,073
                                        ---------------------------------------------------
         Net interest income .....      $ 82,264      $ 1,268       $ 2,715        $ 78,281
                                        ===================================================

     At September 30, 2000 the allowance for loan losses was $27.9 million or
1.32 percent of gross loans compared to $25.0 million or 1.27 percent at December 31, 1999. The allowance for loan losses varied over the periods presented as a result of changes in the portfolio's perceived risk profile, and due to increased nonperforming assets and the effect of higher interest rates and slower economic growth on some customers.

    The provision for loan losses charged to earnings was an amount believed sufficient to position the allowance for loan losses at the appropriate level as described above. The provision for loan losses for the three months and nine months ended September 30, 2000 amounted to $2.2 million and $5.5 million, respectively. This is compared to provision for loan losses of $0.8 million and $3.8 million for the same periods in 1999. The provision for loan losses varied over the periods presented as a result of changes in the portfolio's perceived risk profile. The increase in the provision over prior year levels was due to:
(i) loan growth primarily in the commercial portfolio; (ii) increases in net charge-offs; and (iii) increases in nonperforming assets due to the impact of higher interest rates and slower economic growth on some customers.

     As discussed in the Annual Report on Form 10-K, the Company performs a periodic analysis to evaluate the adequacy of the allowance for loan losses. During the third quarter of 2000, the Company's analysis indicated an increased level of risk in the portfolio, largely due to the effects of changes in the economy and increases in nonperforming assets and annualized net charge-offs. The Company generally records provisions for loan losses that cover loan growth and current period net charge-offs. Due to the aforementioned increased risk noted in the portfolio, the Company recorded an incremental $0.9 million provision for loan losses over and above what would have been its expected provision for loan losses. While the Company considers this incremental provision to be a one-time charge, there can be no assurance that the Company's future analyses and market conditions will not yield similar results, thereby requiring similar additional provisions in such periods.

     The following table presents changes in the allowance for loan losses for the nine months ended September 30, 2000 and 1999, respectively.

                                         SEPTEMBER 30        September 30
(Dollars in thousands)                       2000                1999
-----------------------------------------------------------------------------
Beginning balance...................       $25,002             $22,278
Provision charged to operations.....         5,540               3,770
Allowance related to loans sold.....          (113)               (369)
Charge-offs.........................        (3,420)             (2,161)
Recoveries..........................           852                 656
                                           -------             -------
  Net loan charge-offs..............        (2,568)             (1,505)
                                           -------             -------
    Ending balance..................       $27,861             $24,174
                                           =======             =======

     Management considers the allowance for loan losses adequate to cover inherent losses in the Bank's loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with generally accepted accounting principles and in consideration of the current economic environment. While Management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

     The total of nonperforming assets at September 30, 2000 increased to $29.3 million compared to $12.7 million and $11.3 million at December 31, 1999 and September 30, 1999, respectively. As a percentage of total assets, nonperforming assets have increased to 1.08% at September 30, 2000 compared to 0.61% and 0.60% at December 31, 1999 and September 30, 1999, respectively. Net loan charge-offs as a percentage of average gross loans increased to 0.17% (annualized) for the nine months ended September 30, 2000 as compared to 0.10% for the year ended December 31, 1999, and 0.11% (annualized) for the nine months ended September 30, 1999. This increase was primarily due to the effect of higher interest rates and slower economic growth on some customers.

     Total nonperforming assets and loans 90 days or more past due and still accruing at September 30, 2000 were $30.0 million or 1.42% of total loans and other real estate, compared to $16.3 million or 0.83% of total loans and other real estate at December 31, 1999. Total nonperforming assets and loans 90 days or more past due and still accruing have increased during the period due to an increase in other real estate of $0.7 million and an increase in nonaccrual loans of $15.9 million mitigated by a $2.9 million decrease in loans 90 days or more past due and still accruing. The increase in nonaccrual loans was not concentrated in any one industry and was primarily due to the effect of higher interest rates and slower economic growth on some customers. The components of nonperforming assets and loans 90 days or more past due and still accruing are presented in the table below:


                                         SEPTEMBER 30        December 31
(Dollars in thousands)                       2000                1999
-----------------------------------------------------------------------------
Nonaccrual loans..................        $26,281              $10,353
Restructured loans................             --                   37
Other real estate.................          3,005                2,262
                                          -------              -------
  Total nonperforming assets......         29,286               12,652
Loans 90 days or more
  past due and still accruing.....            716                3,638
                                          -------              -------
    Total.........................        $30,002              $16,290
                                          =======              =======

Noninterest Income
     Core operating noninterest income for the third quarter of 2000 totaled $6.5 million compared to $6.2 million for the same period in 1999. Core operating noninterest income for the nine months ended September 30, 2000 totaled $22.0 million, an increase of 16.1% compared to the same period in 1999. These increases were primarily due to increased deposit account service charges of $0.5 million and $2.0 million for the three months and nine months ended September

30, 2000, respectively, over the comparable 1999 periods, as well as continued growth from First Charter Insurance Services. Including the non-core items noted in the financial highlights table on page 9, noninterest income decreased $0.4 million and increased $0.2 million for the three months and nine months ended September 30, 2000, respectively, over the comparable 1999 periods.

Noninterest Expense
     Noninterest expense for the third quarter of 2000 totaled $17.8 million compared to $19.1 million for the same period in 1999. This decrease for the quarter was primarily the result of synergies realized as a result of the Carolina First BancShares merger. Core operating noninterest expense for the nine months ended September 30, 2000 totaled $57.0 million compared to $55.7 million for the same period in 1999. Including the non-core items noted in the financial highlights table on page 9, noninterest expense decreased $1.3 million and increased $17.5 million for the three months and nine months ended September 30, 2000, respectively, over the comparable 1999 periods.


Income Tax Expense
     Total income tax expense amounted to $4.5 million for the three months ended September 30, 2000 and $4.7 million for the same comparable 1999 period. Income tax expense for the nine months ended September 30, 2000 was $9.1 million compared to $12.7 million for the same comparable 1999 period. The decrease in the income tax expense for the nine months ended September 30, 2000 is due to restructuring and merger-related expenses incurred during second quarter of 2000. The effective tax rates for the three months and nine months ended September 30, 2000 was 31.0% and 36.6%, respectively compared to 32.4% and 31.6% for the same comparable 1999 periods. The increase in the effective tax rates for the nine month periods was due to certain nondeductible restructuring and merger-related expenses.

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

     In September, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140 (SFAS No. 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a replacement of FASB Statement 125", which revises the criteria for accounting for securitizations and other transfers of financial assets and collateral, and introduces new disclosures. The enhanced disclosure requirements are effective for year-end 2000. The other provisions of SFAS No. 140 apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Earlier or retroactive application is not permitted. The effect of SFAS No. 140 on the Corporation is not expected to be material.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following table presents the scheduled maturity of market risk sensitive instruments at September 30, 2000:

(Dollars in thousands)

Maturing in                    1 Year         2 Years       3 Years       4 Years       5 Years     Thereafter       Total
-----------------------------------------------------------------------------------------------------------------------------

ASSETS:
Debt securities .......      $   64,523      $ 48,135      $ 70,155      $ 57,438      $ 26,376      $172,350      $  438,976
Loans .................         878,106        93,278       149,942       203,990       197,921       560,047       2,083,283
                             ------------------------------------------------------------------------------------------------
 Total ................      $  942,629      $141,413      $220,097      $261,427      $224,296      $732,397      $2,522,259
                             ================================================================================================

LIABILITIES:
Savings, NOW and IMMA's      $  572,612      $  1,969      $  5,716      $    261      $     --      $    690      $  581,248
CD's ..................         883,793        62,067        85,537        23,069         3,077         3,885       1,061,427
Short-term borrowings .         336,383            --            --            --            --            --         336,383
Long-term borrowings ..              --        50,040            40            40            40       133,219         183,379
                             ------------------------------------------------------------------------------------------------
  Total ...............      $1,792,787      $114,076      $ 91,292      $ 23,370      $  3,117      $137,795      $2,162,437
                             ================================================================================================

     The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at September 30, 2000:

                                   Carrying          Average       Estimated
(Dollars in thousands)              Value         Interest Rate   Fair Value
--------------------------------------------------------------------------------
ASSETS:
Debt securities................   $  438,976           6.86       $  438,976
Loans..........................    2,083,283           8.72        2,058,419
                                  ----------                      ----------
  Total........................   $2,522,259           8.40       $2,497,395
                                  ==========                      ----------

LIABILITIES:
Savings, NOW and IMMA's........   $  581,248           2.41       $  581,418
CDs............................    1,061,427           6.18        1,059,767
Short-term borrowings..........      336,383           6.09          333,901
Long-term borrowings...........      183,379           5.73          182,026
                                  ----------                      ----------
  Total........................   $2,162,437           5.11       $2,157,112
                                  ==========                      ----------

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     From late 1996 through mid 2000, Home Federal, a former subsidiary of the Corporation that was merged into the Bank in March 1999, was involved in a series of lawsuits in state and federal courts with a former borrower, companies controlled by the borrower and with members of the former borrower's family. That litigation was described in prior quarterly and annual reports and has now been concluded without liability on the part of the Corporation or the Bank.

     The Corporation and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters is not expected to have a material adverse effect on the consolidated operations, liquidity or financial position of the Corporation or the Bank.

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

                27.1        Financial Data Schedules (for SEC use only)

                27.2        Restated Financial Data Schedule (for SEC use only)

   (b)   Reports on Form 8-K

         The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2000:

         Current Report on Form 8-K dated July 13, 2000 and filed July 20, 2000, Items 5 and 7.

         Current Report on Form 8-K dated July 19, 2000 and filed July 21, 2000, Items 5 and 7.

         Current Report on Form 8-K dated September 20, 2000 and filed September 21, 2000, Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST CHARTER CORPORATION
                                           (Registrant)




Date:  November 14, 2000                   By: /s/ Robert O. Bratton
                                                   -----------------------------
                                                   Robert O. Bratton
                                                   Executive Vice President &
                                                   Chief Operating Officer and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.
(per Exhibit Table
in item 601 of                                                        Sequential
Regulation S-K)             Description of Exhibits                  Page Number


      27.1                  Financial Data Schedule                       20
                            (for SEC use only)

      27.2                  Restated Financial Data Schedule              21
                            (for SEC use only)