Form 10-K
period 2000-12-31
FIRST CHARTER CORP /NC/
filed 2001-03-23
CIK 717306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2000 - Commission File Number 0-15829


                            FIRST CHARTER CORPORATION
             (Exact name of registrant as specified in its charter)

             NORTH CAROLINA                                     56-1355866
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

 10200 DAVID TAYLOR DRIVE, CHARLOTTE, NC                        28262-2373
(Address of Principal Executive Offices)                        (Zip Code)

        Registrant's telephone number, including area code (704) 688-4300

           Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------               -----------------------------------------
          N/A                                            N/A

           Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value
          Series X Junior Participating Preferred Stock Purchase Rights

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2001 was $403,518,908.

         As of March 20, 2001 the Registrant had outstanding 31,710,318 shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PART III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated pursuant to the Securities Exchange Act of 1934 in connection with the 2001 Annual Meeting of Shareholders (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this report).

                            FIRST CHARTER CORPORATION
                                AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page
                                                                           ----

Item 1.  Business.........................................................    3
Item 2.  Properties.......................................................    9
Item 3.  Legal Proceedings................................................    9
Item 4.  Submission of Matters to a Vote of Security Holders..............    9
Item 4A. Executive Officers of the Registrant.............................   10

                                PART II

Item 5.  Market For Registrant's Common Stock and Related Shareholder
                Matters...................................................   11
Item 6.  Selected Financial Data..........................................   11
Item 7.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition...................................   12
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......   31
Item 8.  Financial Statements and Supplementary Data......................   32
Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..........................................   62

                               PART III

Item 10. Directors and Executive Officers of the Registrant...............   62
Item 11. Executive Compensation...........................................   62
Item 12. Security Ownership of Certain Beneficial Owners and Management...   62
Item 13. Certain Relationships and Related Transactions...................   62

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..   62

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     First Charter Corporation (hereinafter referred to as either the "Registrant" or the "Corporation") is a bank holding company established as a North Carolina Corporation in 1983 and is registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Its principal asset is the stock of its subsidiary, First Charter National Bank ("FCNB" or the "Bank"). The Bank accounts for over 95 percent of the Registrant's consolidated assets and consolidated revenues. The principal executive offices of the Corporation are located at 10200 David Taylor Drive, Charlotte, North Carolina 28262. Its telephone number is (704) 688-4300.

     FCNB, a national banking association, is the successor entity to The Concord National Bank, which was established in 1888 and acquired by the Registrant in 1983. On December 21, 1995, the Corporation purchased Bank of Union ("Union"), a state-chartered commercial bank organized under the laws of North Carolina. Union, a full-service bank with five offices located in Union and southern Mecklenburg Counties, North Carolina, was merged into FCNB effective September 10, 1998. On December 22, 1997, the Corporation acquired Carolina State Bank ("CSB") which was also merged into FCNB. CSB was a state-chartered commercial bank with four banking offices in Cleveland and Rutherford Counties, North Carolina. On September 30, 1998, the Corporation acquired HFNC Financial Corp. ("HFNC"), which merged into the Corporation. HFNC was the unitary holding company of Home Federal Savings and Loan Association ("Home Federal"). Home Federal was based in Charlotte, North Carolina, and operated nine full service branch offices and a loan origination office in Mecklenburg County, North Carolina. These offices operated under the Home Federal name until its merger into FCNB in March 1999. On April 4, 2000, the Corporation acquired Carolina First BancShares, Inc. ("Carolina First"), the holding company for Lincoln Bank, which merged into the Corporation. Carolina First, a North Carolina corporation, operated 31 branch offices principally in the greater Charlotte, North Carolina area. On September 1, 2000, Business Insurers of Guilford County ("Business Insurers") was merged into First Charter Insurer Services. Each of these mergers was accounted for as a pooling of interests and accordingly, all financial information presented herein has been restated for all periods presented to reflect the mergers.

      FCNB is a full service national bank which now operates 52 financial centers, and five insurance offices in addition to its main office, as well as 99 ATMs (automated teller machines). These facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina.

     Through its financial center locations, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts; "Money Market Rate" accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agriculture, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking. In addition, through First Charter Brokerage Services, a subsidiary of FCNB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates five other subsidiaries: First Charter Insurance Services, Inc., First Charter Realty Investment, Inc., FCNB Real Estate, Inc., CFBI Corp., and CFBI Mortgage, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment, Inc. is a Delaware corporation organized as a holding company for FCNB Real Estate, Inc. a real estate investment trust organized in North Carolina. CFBI Corp. is a Delaware corporation organized as a holding company for CFBI Mortgage, Inc. a real estate investment trust organized in North Carolina. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCNB.

     At December 31, 2000, the Registrant and its subsidiaries had 852 full-time equivalent employees. The Registrant had no employees who were not also employees of FCNB. The Registrant considers its relations with its employees to be good.

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

COMPETITION

     The banking laws of North Carolina allow banks located in North Carolina to develop branches throughout the state. In addition, out-of-state institutions may open de novo branches in North Carolina as well as acquire or merge with institutions located in North Carolina. As a result of such laws, banking activities in North Carolina are highly competitive.

     FCNB's service delivery facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. These locations also have numerous branches of money-center, super-regional, regional, and statewide institutions, some of which have a major presence in Charlotte. In its market area, the Registrant faces competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than the Bank. The Bank's primary method of competition is to provide quality service and fairly priced products.

GOVERNMENT SUPERVISION AND REGULATION

     General. As a registered bank holding company, the Registrant is subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a national banking association, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). The Federal Deposit Insurance Corporation ("FDIC") insures FCNB's deposits through the Bank Insurance Fund ("BIF") to the maximum extent permitted by law.

     In addition to state and federal banking laws, regulations and regulatory agencies, the Corporation and FCNB are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the Corporation's operations, management and ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Corporation.

     Restrictions on Bank Holding Companies. The Federal Reserve is authorized to adopt regulations affecting various aspects of bank holding companies. Under the BHCA, the Corporation's activities, and those of companies which it controls or in which it holds more than five percent of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

     Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve or to acquire more than 5 percent of any class of voting stock of any company. The BHCA also requires bank holding companies to obtain the prior approval of the Federal Reserve before acquiring more than 5 percent of any class of voting stock of any bank which is not already majority-owned by the bank holding company.

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

     Interstate Banking and Branching Legislation. Pursuant to the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), which became effective September 29, 1995, a bank holding company may now acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount set by state law).

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

     Gramm-Leach Bliley Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Modernization Act") allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in substantially broader range of traditionally nonbanking activities than was permissible before enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies. It also allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The Corporation currently believes it meets the requirements for the broader range of activities that are permitted by the Modernization Act.

     In addition, the Modernization Act also modifies current law related to financial privacy and community reinvestment. The new privacy provisions generally will prohibit financial institutions from disclosing nonpublic personal financial information to nonaffiliated third parties unless the customer has the opportunity to decline disclosure.

     Regulation of FCNB. FCNB is organized as a national banking association and is subject to regulation, supervision and examination by the OCC and to regulation by the FDIC. OCC rules and requirements applicable to national banking associations such as FCNB relate to required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, limitations on credit to subsidiaries and other aspects of the business of such subsidiaries. The OCC has broad authority to prohibit national banks from engaging in unsafe or unsound banking practices. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional banks comprising the FHLB System.

CAPITAL AND OPERATIONAL REQUIREMENTS

     The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to federally chartered banking organizations. The risk-based guidelines define a two-tier capital framework, under which the Corporation and the Bank are required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of
4.00 percent and a minimum ratio of Total Capital (as defined) to risk weighted assets of 8.00 percent. Tier 1 Capital generally consists of total shareholders' equity calculated in accordance with generally accepted accounting principles less certain intangibles, and Total Capital generally consists of Tier 1 Capital plus certain adjustments, the largest of which for the Corporation and the Bank is the general allowance for loan losses (up to 1.25 percent of risk-weighted assets). Tier 1 Capital must comprise at least 50 percent of the Total Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation and the Bank, as adjusted for one of four categories of applicable risk-weights established in Federal Reserve, OCC and FDIC regulations, based primarily on relative credit risk. At December 31, 2000, the Corporation and the Bank were in compliance with the risk-based capital requirements.

     The leverage ratio is determined by dividing Tier 1 Capital by total adjusted average assets. Although the stated minimum ratio is 3.00 percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3.00 percent. Management believes that the Corporation and the Bank meet their leverage ratio requirement.

     The Corporation's compliance with existing capital requirements is summarized in the table below:

                                                                                     RISK-BASED CAPITAL
                                                              -----------------------------------------------------------------
                                   LEVERAGE CAPITAL                  TIER 1 CAPITAL                      TOTAL CAPITAL
-------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)         AMOUNT     PERCENTAGE (1)         AMOUNT     PERCENTAGE (2)          AMOUNT     PERCENTAGE (2)
-------------------------------------------------------------------------------------------------------------------------------
Actual                         $288,192      10.27 %            $288,192       12.92 %             $316,077       14.17 %
Required                        112,278       4.00                89,211        4.00                178,421        8.00
Excess                          175,914       6.27               198,981        8.92                137,656        6.17

 (1) Percentage of total adjusted average assets. The Federal Reserve minimum leverage ratio requirement is 3.00 percent to 5.00 percent, depending on the institution's composite rating as determined by its regulators. The Federal Reserve Board has not advised the Corporation of any specific requirement applicable to it.

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

     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Total Risk-Based Capital, Tier 1 Risk-Based Capital and Leverage Capital Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 Capital ratio of at least 6.00 percent, a Total Capital ratio of at least 10.00 percent and a Leverage ratio of at least 5.00 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 Capital ratio of at least 4.00 percent, a Total Capital ratio of at least 8.00 percent and a Leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. Under these guidelines, FCNB is considered well capitalized. See NOTE FIFTEEN of the consolidated financial statements.

     Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk, (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position) and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with amended guidelines, a Corporation or Bank with significant trading activity (as defined) must incorporate a measure for market risk in its regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines do not materially impact the Corporation's or FCNB's regulatory capital ratios or FCNB's well-capitalized status.

     Distributions. The primary source of funds for distributions paid by the Corporation to its shareholders is dividends received from FCNB. Federal regulatory and other requirements restrict the lending of funds by FCNB to the Corporation and the amount of dividends that FCNB can pay to the Corporation. The OCC regulates the amount of FCNB dividends payable to the Corporation based on undivided profits for the last two years, less dividends already paid. As of December 31, 2000, FCNB had paid the full allowable amount of dividends to the Corporation. FCNB obtains regulatory approval prior to payment of dividends to the Corporation. See NOTE SIXTEEN of the consolidated financial statements.

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

     Deposit Insurance. The deposits of FCNB are insured up to applicable limits by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banking institutions, after giving the institution's primary regulator an opportunity to take such action. In addition, the Bank is subject to deposit premium assessments by the FDIC. As mandated by FDICIA, the FDIC has adopted regulations for a risk-based insurance assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at a risk assessment for a banking institution, the FDIC places it in one of nine risk categories using a process based on capital ratios and on other relevant information from supervisory evaluations of the bank by the bank's primary federal regulator, the OCC, statistical analyses of financial statements and other relevant information.

     The deposits of FCNB are insured by the BIF, administered by the FDIC. Under the FDIC's risk-based insurance system, assessments currently can range from no assessment to 0.27 percent of a participating bank's average deposits base, with the exact assessment determined by the bank's capital and the applicable regulatory agency's opinion of the bank's operations. The range of deposit insurance assessment rates can change from time to time, in the discretion of the FDIC, subject to certain limits.

     The former Home Federal deposits are insured by the SAIF, also administered by the FDIC. Unlike the BIF, which met its target reserve level in September 1995, the Savings Association Insurance Fund ("SAIF") was not expected to meet its target reserve level until at least 2002. Consequently, while insurance premiums for BIF insured deposits were reduced beginning in 1996, premiums for SAIF members were maintained at their existing levels, creating a significant premium disparity. On September 30, 1996, legislation was passed to eventually eliminate this premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves by way of a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995. This special assessment was accrued by Home Federal at September 30, 1996 and paid on November 27, 1996. As a result of this recapitalization, during the period from 1997 through 1999, FDIC-insured institutions in the lowest risk category will pay approximately 1.2 basis points of their BIF-assessable deposits and 6.1 basis points of their SAIF-assessable deposits to fund the insurance fund. FCNB continued to pay the SAIF assessment rate on former Home Federal deposits through the end of 1999, and no further payments are required.

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

OTHER CONSIDERATIONS

     There are particular risks and uncertainties that are applicable to an investment in our common stock. Specifically, there are risks and uncertainties that bear on our future financial results that may cause our future earnings and financial condition to be less than our expectations. Some of the risks and uncertainties relate to economic conditions generally, and would affect other financial institutions in similar ways. These aspects are discussed under the heading "Factors that May Affect Future Results" in the accompanying "Management's Discussion and Analysis of Results of Operations and Financial Condition". This section addresses particular risks and uncertainties that are specific to our business.

ITEM 2. PROPERTIES

     The principal offices of the Corporation have been relocated to the new 230,000 square foot First Charter Center located in Charlotte, North Carolina, which is owned by the Bank. The First Charter Center contains the corporate offices of the Corporation, the main office of FCNB, as well as the operations and data processing departments of FCNB. The First Charter Center is expected to be complete and fully operational in the first six months of 2001. The expected cost basis of the First Charter Center is approximately $43 million with expected 2001 depreciation of approximately $0.5 million using 1/2 year convention for newly acquired assets.

     The Corporation also continues to lease various facilities in Concord, North Carolina, due to the relocation of its principal offices. These leases will expire during the second and third quarters of 2001.

     In addition to its main office, FCNB has 52 financial centers, five insurance offices and 99 ATMs located in 17 counties throughout North Carolina.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2000.

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

                                                                                      YEAR POSITION
NAME                     AGE     OFFICE AND POSITION                                      HELD
----                     ---     -------------------                                      -----
Lawrence M. Kimbrough     60     President and Chief Executive Officer             1986 - Present
                                    of the Registrant and FCNB

Robert O. Bratton         52     Executive Vice President, Chief                   1983 - Present
                                    Financial Officer, Treasurer of the
                                    Registrant and Executive Vice
                                    President of FCNB
                                 Vice President Bank of Union                      1996 - 1998

Robert E. James, Jr.      50     Executive Vice President of the                   1999 - Present
                                   Registrant and Executive Vice
                                   President of FCNB
                                 Group Executive:  Market Planning &               1996 - 1998
                                    Customer Development, Centura Bank
                                 Executive Vice President for                      1994 - 1998
                                    Metro Markets, Centura Bank

C. Thomas McFarland       43     Executive Vice President                          1999 - Present
                                    of the Registrant and Executive
                                    Vice President of FCNB
                                 Executive Vice President and                      1996 - 1999
                                    Alternative Delivery Systems
                                    Manager, BB&T
                                 Senior Vice President and Loan                    1988 - 1996
                                    Services Manager, BB&T

Stephen M. Rownd          42     Executive Vice President                          2000 - Present
                                    of the Registrant and Executive
                                    Vice President and Chief
                                    Credit Officer of FCNB
                                 Director of Risk Management,                      1999 - 2000
                                    SunTrust Banks, Inc.
                                 Executive Vice President and                      1996 - 1999
                                    Chief Credit Officer, SunTrust
                                    Bank of Gulf Coast
                                 Senior Vice President, Regions Bank               1991 - 1996

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The principal market on which the Common Stock is traded is the Nasdaq National Market. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated, as reported on the Nasdaq National
Market:

                      Quarter          High            Low
                    --------------------------------------------
       1999         first              $19.1250        $16.3750
                    second              24.7500         18.1250
                    third               24.8750         17.1250
                    fourth              19.6250         14.0000
       2000         first               14.6250         12.5000
                    second              17.5000         12.5000
                    third               16.8750         13.6250
                    fourth              15.7500         13.0000



     As of March 20, 2001, there were 9,456 record holders of the Corporation's Common Stock. During 1999 and 2000, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:

                    Quarter             Dividend
                    ----------------------------
       1999         first                $ 0.17
                    second                 0.17
                    third                  0.17
                    fourth                 0.17
       2000         first                  0.17
                    second                 0.17
                    third                  0.18
                    fourth                 0.18



     For additional information regarding the Corporation's ability to pay dividends, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Capital Resources" on page 29.

ITEM 6. SELECTED FINANCIAL DATA

     See TABLE ONE in Item 7 for Selected Financial Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation and the notes thereto, as restated to reflect the Corporation's various mergers.

     The following discussion contains certain forward-looking statements about the Corporation's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

     Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the passage of state or federal legislation or regulation applicable to the Corporation's operations, the Corporation's ability to accurately predict the adequacy of the loan loss allowance needs using its present risk grading system, the ability to generate liquidity if necessary to meet loan demand or other cash needs, and the ability to manage unforeseen domestic and global rapid changes in interest rates.

OVERVIEW

     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, FCNB. The Corporation's principal executive offices are located in Charlotte, North Carolina. FCNB is a full-service bank and trust company with 52 financial centers and five insurance offices located in 17 counties throughout North Carolina.

     Through its financial center locations, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts; "Money Market Rate" accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agricultural, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking.

     In addition, through its subsidiary First Charter Brokerage Services, the Bank offers full service and discount brokerage services, insurance and annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates five other subsidiaries: First Charter Insurance Services, Inc., First Charter Realty Investment, Inc., FCNB Real Estate, Inc., CFBI Corp., and CFBI Mortgage, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment, Inc. is a Delaware corporation organized as a holding company for FCNB Real Estate, Inc. a real estate investment trust organized in North Carolina. CFBI Corp. is a Delaware corporation organized as a holding company for CFBI Mortgage, Inc. a real estate investment trust organized in North Carolina. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCNB. The financial results of all subsidiaries are reported on a consolidated basis as the Corporation.

     On September 1, 2000, Business Insurers was merged into First Charter Insurer Services. As a result of this merger, approximately 283,000 shares of the Corporation's common stock were issued.

     On April 4, 2000, the Corporation completed its merger with Carolina First (the "Merger"). The shareholders of each company approved the Merger at separate meetings held on March 21, 2000. In accordance with the terms of the Merger Agreement, (i) each share of the $2.50 par value common stock of Carolina First (excluding shares held by Carolina First or the Corporation or their respective companies, in each case other than in a fiduciary capacity or as a result of debts previously contracted) was converted into 2.267 shares of the no par value common stock of the Corporation on April 4, 2000, resulting in the net issuance of approximately 13.3 million common shares to the former Carolina First shareholders.

     During 1998, the Corporation acquired HFNC. HFNC was merged into the Corporation effective September 30, 1998.

     During 1995, the Corporation acquired Union. In September 1998, Union was merged into FCNB. During 1997, the Corporation acquired CSB, which was merged into FCNB at that time. Union and CSB financial centers now operate as FCNB financial centers.

     Each of these mergers was accounted for as a pooling of interests and, accordingly, all financial data for the periods prior to the respective dates of the mergers have been restated to combine the accounts of Union, CSB, HFNC, Carolina First, and Business Insurers with those of the Corporation.

     On November 17, 2000, the Corporation purchased four financial centers with total loans of $9.4 million and total deposits of $88.3 million. The financial centers are located in Bryson City, Jefferson, West Jefferson and Sparta, North Carolina.

     The Corporation's results of operations and financial position are described in the following sections.

     Refer to TABLE ONE and TABLE FIVE for annual and quarterly selected financial data, respectively.

RESULTS OF OPERATIONS
2000 VERSUS 1999

     The following discussion and analysis provides a comparison of the Corporation's results of operations for the years ended December 31, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 32 through 61.

     Net income amounted to $24.8 million, or $0.79 diluted net income per share for the year ended December 31, 2000, compared to $35.3 million or $1.11 diluted net income per share for the year ended December 31, 1999, representing a decrease of $10.5 million. This decrease was attributable to the differences in the non-core items described below. Net income for the year ended December 31, 2000 includes the following non-core earnings items: (i) $16.3 million pre-tax ($12.3 million after-tax) merger and restructuring charge primarily associated with the merger of Carolina First; (ii) $4.6 million pre-tax earnings ($3.2 million after-tax) from equity method income on certain investments due to unrealized gains in underlying equity investments during the period; (iii) $2.8 million pre-tax ($1.9 million after-tax) gain on sale of property related to the sale of four duplicate branch facilities and one office building; (iv) $3.9 million pre-tax ($2.7 million after-tax) loss associated with the restructuring of the available-for-sale securities portfolio; (v) $1.6 million pre-tax ($1.1 million after-tax) loss associated with the write down of certain equity securities due to other-than-temporary impairment in value; (vi) $0.1 million pre-tax ($0.1 million after-tax) loss associated with the sale of mortgage loans; and (vii) $1.0 million pre-tax ($0.7 million after-tax) charitable trust contribution. Net income for the year ended December 31, 1999 includes the following non-core earnings items: (i) $1.8 million pre-tax ($1.1 million after-tax) gain associated with the sale of mortgage loans; (ii) $0.1 million pre-tax earnings ($0.1 million after-tax) from equity method income on certain investments due to unrealized gains in underlying equity investments during the period; (iii) $1.8 million pre-tax ($1.1 million after-tax) gain associated with the sale of property; and (iv) $66,000 pre-tax ($43,000 after-tax) loss associated with the write down of certain equity securities due to other-than-temporary impairment in value.

     Core operating earnings for the year ended December 31, 2000 increased 11 percent to $36.6 million, or $1.16 per diluted share. This is compared to core operating earnings for the year ended December 31, 1999 of $33.0 million, or $1.04 per diluted share. The increase is primarily due to a $4.0 million increase in net interest income, a $3.6 million increase in noninterest income and a $0.5 million decrease in noninterest expense offset by a $2.6 million increase in the provision for loan losses. Core operating earnings in 2000 equated to a return on average assets of 1.32 percent compared to 1.28 percent for 1999, and a return on average equity of 12.21 percent in 2000, versus 11.28 percent in 1999.

TABLE ONE
SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------------
                                                                      Years ended December 31,
                                                ---------------------------------------------------------------------
(Dollars in thousands, except per share amounts)   2000          1999          1998           1997          1996
---------------------------------------------------------------------------------------------------------------------
AS REPORTED
INCOME STATEMENT
Interest income                                   $ 216,244     $ 194,271     $ 188,561      $ 168,367     $ 155,499
Interest expense                                    108,314        90,299        92,694         82,400        74,426
---------------------------------------------------------------------------------------------------------------------
Net interest income                                 107,930       103,972        95,867         85,967        81,073
Provision for loan losses                             7,615         5,005         3,741          3,681         2,660
Noninterest income                                   30,565        28,795        23,912         21,845        13,789
Noninterest expense                                  92,727        75,991        86,888         63,984        57,552
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                           38,153        51,771        29,150         40,147        34,650
Income taxes                                         13,312        16,480        12,859         14,255        11,996
---------------------------------------------------------------------------------------------------------------------
Net income                                         $ 24,841      $ 35,291      $ 16,291       $ 25,892      $ 22,654
=====================================================================================================================

PER COMMON SHARE
Basic net income                                     $ 0.79        $ 1.12        $ 0.51         $ 0.84        $ 0.74
Diluted net income                                     0.79          1.11          0.50           0.83          0.73
Cash dividends declared (1)                            0.70          0.68          0.61           0.53          0.50
Period-end book value                                  9.79          9.33          9.66           9.29          8.91
Average shares outstanding - basic               31,435,342    31,504,746    31,782,843     30,712,930    30,760,246
Average shares outstanding - diluted             31,580,328    31,772,060    32,423,533     31,411,944    31,079,168
RATIOS
Return on average shareholders' equity                 8.29 %       12.08 %        5.30 %         8.80 %        8.23 %
Return on average assets                               0.90          1.37          0.67           1.26          1.10
Net interest margin                                    4.26          4.43          4.29           4.35          4.42
Average loans to average deposits                    110.52        104.60        113.42          97.03         92.99
Average equity to average assets                      10.84         11.31         12.56          14.31         13.34
SELECTED YEAR END BALANCES
Securities available for sale                     $ 441,031     $ 486,905     $ 483,292      $ 438,244     $ 374,568
Securities held to maturity                               -        36,082        33,307         36,709        61,507
Loans, net                                        2,128,960     1,942,830     1,876,353      1,644,416     1,464,886
Allowance for loan losses                            28,447        25,002        22,278         21,100        19,453
Total assets                                      2,932,199     2,679,728     2,594,940      2,289,458     2,092,647
Deposits                                          1,998,234     1,816,491     1,775,638      1,604,312     1,477,668
Borrowings                                          570,024       542,021       480,344        361,002       317,064
Total liabilities                                 2,622,912     2,389,460     2,288,034      1,990,596     1,816,402
Total shareholders' equity                          309,287       290,268       306,906        298,860       276,487
-----------------------------------------------------------------------------------------------------------------------

CORE OPERATING (2)
CORE OPERATING EARNINGS
Noninterest income                                 $ 28,810      $ 25,214      $ 21,565       $ 21,845      $ 13,789
Noninterest expense                                  75,477        75,991        66,626         60,584        57,552
Income before income taxes                           53,648        48,190        47,065         43,547        34,650
Income taxes                                         17,037        15,227        17,159         15,071        11,996
Net income                                           36,611        32,963        29,906         28,476        22,654
PER COMMON SHARE
Basic core operating earnings                          1.16          1.05          0.94           0.93          0.74
Diluted core operating earnings                        1.16          1.04          0.92           0.91          0.73
Cash dividends declared (1)                            0.70          0.68          0.61           0.53          0.50
Period-end book value                                  9.79          9.33          9.66           9.29          8.91
Average shares outstanding - basic               31,435,342    31,504,746    31,782,843     30,712,930    30,760,246
Average shares outstanding - diluted             31,580,328    31,772,060    32,423,533     31,411,944    31,079,168
RATIOS
Return on average shareholders' equity                12.21 %       11.28 %        9.73 %         9.68 %        8.23 %
Return on average assets                               1.32          1.28          1.22           1.39          1.10
Operating efficiency (3)                              54.93         58.45         56.19          58.52         59.96
-----------------------------------------------------------------------------------------------------------------------

The table above sets forth certain selected financial data concerning the Corporation for the five years ended December 31, 2000. All financial data has been restated to reflect the acquisition of Carolina State Bank in 1997, the acquisition of HFNC in 1998, the acquisition of Business Insurers in 2000, and the acquisition of Carolina First BancShares, Inc. in 2000, each of which was accounted for as a pooling of interests. Additionally, all per share data has been retroactively adjusted to reflect a 6-for-5 stock split declared in the second quarter of 1997.

(1) First Charter Corporation historical cash dividends declared.

(2) Core operating financial data excludes other non-core items. See Table Two on page 15 for a reconciliation of core operating earnings to net income.

(3) Core operating noninterest expense divided by the sum of taxable equivalent net interest income plus core operating noninterest income less core gain on sale of securities.

     The following table presents a reconciliation of core operating earnings to net income for the years ended December 31, 2000, 1999, 1998, 1997 and 1996:

TABLE TWO
OTHER NON-CORE ITEMS

------------------------------------------------------------------------------------------------------------------------
                                                                           Years ended December 31,
                                               -------------------------------------------------------------------------
(Dollars in thousands)                               2000           1999           1998           1997           1996
------------------------------------------------------------------------------------------------------------------------
SCHEDULE OF OTHER NON-CORE ITEMS
Core operating earnings                            $ 36,611       $ 32,963       $ 29,906       $ 28,476       $ 22,654
Other non-core items
  Noninterest income
    Gain (loss) on sale of loans                        (99)         1,757              -              -              -
    Gain on sale of merchant card business                -              -            385              -              -
    Fixed income portfolio restructuring (loss) gain (3,913)             -          1,962              -              -
    Equity investment write down                     (1,601)           (66)             -              -              -
    Equity method income                              4,580            138              -              -              -
    Gain on sale of property                          2,788          1,752              -              -              -
  Noninterest expense
    Charitable trust                                 (1,000)             -              -              -              -
    Merger and restructuring charges                (16,250)             -        (20,262)        (3,400)             -
------------------------------------------------------------------------------------------------------------------------
    Total other non-core items                      (15,495)         3,581        (17,915)        (3,400)             -
------------------------------------------------------------------------------------------------------------------------
    Other non-core items, net of tax                (11,770)         2,328        (13,615)        (2,584)             -
------------------------------------------------------------------------------------------------------------------------
Net income                                         $ 24,841       $ 35,291       $ 16,291       $ 25,892       $ 22,654
========================================================================================================================

NET INTEREST INCOME

     An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheet for the last three years is presented in TABLE THREE. The changes in net interest income from year to year are analyzed in TABLE FOUR.

     Net interest income, the difference between total interest income and total interest expense, is the Corporation's principal source of earnings. For the year ended December 31, 2000, net interest income amounted to $107.9 million, an increase of approximately 3.8 percent from net interest income of $104.0 million in 1999. This was attributable to an increase in average interest earning assets of $158.8 million to $2.58 billion for the year ended December 31, 2000. This increase is primarily due to the growth in the Corporation's average loan portfolio, which increased $196.5 million. The increase in average yield on interest earning assets to 8.46 percent during 2000, compared to 8.11 percent during 1999, resulted principally from the increase in the average prime rate during 2000, from 8.02 percent in 1999 to 9.23 percent in 2000. The average yield earned on loans was 8.89 percent in 2000, compared to 8.66 percent in 1999.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities of $169.7 million, or 8.4 percent from the prior year, due to the use of FHLB advances and increases in deposits to fund loan growth. The average rate paid on interest bearing liabilities increased during the period to 4.94 percent in 2000, compared to 4.47 percent in 1999, due to a shift in the deposit mix and higher rates on FHLB advances. The average rate paid on interest-bearing deposits was 4.61 percent in 2000, up from 4.20 percent in 1999. Similarly, the rate paid on other borrowed funds increased to 5.94 percent in 2000, compared to
5.41 percent in 1999.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 11 basis points to 4.26 percent in 2000, compared to 4.37 percent in 1999. This reflects the impact of higher levels of borrowings and competitive forces related to loan and deposit pricing. See "Asset-Liability Management and Interest Rate Sensitivity" for additional discussion on the Corporation's management of rate sensitive assets and liabilities.

     The following table includes for the years ended December 31, 2000, 1999, and 1998 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net yield on average earning assets. Average balances were calculated based on daily averages.

TABLE THREE
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

----------------------------------------------------------------------------------------------------------------------------
                                            2000                            1999                          1998
                               ---------------------------------------------------------------------------------------------
                                          INTEREST   AVERAGE              Interest   Average            Interest   Average
                                AVERAGE   INCOME/   YIELD/RATE   Average   Income/ Yield/Rate Average    Income/  Yield/Rate
(Dollars in thousands)          BALANCE   EXPENSE      PAID      Balance   Expense   Paid     Balance    Expense     Paid
----------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Loans (1) (2) (3)              $2,074,971 $184,489     8.89 % $1,878,509 $162,726    8.66 % $1,783,271   $157,442   8.83 %
Securities - taxable              400,306   27,274     6.81      423,894   26,053    6.15      381,545     24,146   6.33
Securities - nontaxable            93,226    5,885     6.31      101,184    6,488    6.41       90,242      6,097   6.76
Federal funds sold                  3,997      250     6.26        9,105      501    5.50       43,222      2,325   5.38
Interest bearing bank deposits      4,353      224     5.15        5,319      314    5.90        4,616        221   4.79
----------------------------------------------------------------------------------------------------------------------------
  Total earning assets (4)      2,576,853  218,122     8.46    2,418,011  196,082    8.11    2,302,896    190,231   8.26
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks            67,836                         65,602                        63,220
Other assets                      119,231                        100,190                        82,268
----------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                 $2,763,920                     $2,583,803                    $2,448,384
============================================================================================================================
INTEREST BEARING LIABILITIES:
Demand deposits                   485,230   12,454     2.57      472,212   12,100    2.56       356,191    10,574   2.97
Savings deposits                  149,812    3,765     2.51      192,744    5,945    3.08       196,825     6,813   3.46
Other time deposits               998,866   59,044     5.91      908,479   48,055    5.29       894,068    50,326   5.63
Other borrowings                  556,859   33,051     5.94      447,633   24,199    5.41       443,344    24,981   5.63
----------------------------------------------------------------------------------------------------------------------------
  Total interest bearing
    liabilities                 2,190,767  108,314     4.94    2,021,068   90,299    4.47     1,890,428    92,694   4.90
----------------------------------------------------------------------------------------------------------------------------
Noninterest bearing sources:
Noninterest bearing deposits      243,517                        222,486                       203,928
Other liabilities                  29,891                         48,066                        46,568
Shareholders' equity              299,745                        292,183                       307,460
----------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY       $2,763,920                     $2,583,803                    $2,448,384
============================================================================================================================
Net interest spread                                    3.52                          3.64                           3.36
Impact of noninterest bearing sources                  0.74                          0.73                           0.88
----------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME/
    YIELD ON EARNINGS ASSETS              $109,808     4.26 %            $105,783    4.37 %               $97,537   4.24 %
============================================================================================================================

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.

(2) Average loan balances are shown net of unearned income.

(3) Includes amortization of deferred loan fees of approximately $3,501, $3,875, and $4,854, for 2000, 1999, and 1998, respectively.

(4) Yields on nontaxable securities and loans are state on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for 2000, 1999, and 1998. The adjustments made to convert to a taxable-equivalent basis were $1,878, $1,811 and $1,670 for 2000, 1999, and 1998, respectively.

TABLE FOUR
VOLUME AND RATE VARIANCE ANALYSIS

------------------------------------------------------------------------------------------------------------------------------------
                                       FROM DEC. 31, 1999 TO DEC. 31, 2000                 From Dec. 31, 1998 to Dec. 31, 1999
                                --------------------------------------------------- ------------------------------------------------
                                                INCREASE (DECREASE)                                 Increase (Decrease)
                                                DUE TO CHANGE IN (1)                                Due to Change in (1)
                                --------------------------------------------------- ------------------------------------------------
                                   1999                                  2000          1998                                1999
                                  INCOME/                               INCOME/       Income/                            Income/
(DOLLARS IN THOUSANDS)            EXPENSE      RATE        VOLUME       EXPENSE       Expense      Rate      Volume      Expense
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                             $ 162,726    $ 4,520      $ 17,243      $184,489    $ 157,442   $ (3,045)   $ 8,329     $ 162,726
Securities - taxable                 26,053      2,750        (1,529)       27,274       24,146       (734)     2,641        26,053
Securities - nontaxable               6,488        (97)         (506)        5,885        6,097       (329)       720         6,488
Federal funds sold                      501         49          (300)          250        2,325         32     (1,856)          501
Interest bearing bank deposits          314        (37)          (53)          224          221         55         38           314
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME         $ 196,082     $7,185      $ 14,855     $ 218,122    $ 190,231   $ (4,021)   $ 9,872     $ 196,082
====================================================================================================================================
INTEREST EXPENSE:
Demand deposits                    $ 12,100       $ 20         $ 334      $ 12,454     $ 10,574   $ (1,683)   $ 3,209      $ 12,100
Savings deposits                      5,945       (978)       (1,202)        3,765        6,813       (734)      (134)        5,945
Other time deposits                  48,055      5,927         5,062        59,044       50,326     (3,058)       787        48,055
Other borrowings                     24,199      2,658         6,194        33,051       24,981     (1,019)       237        24,199
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE           90,299      7,627        10,388       108,314       92,694     (6,494)     4,099        90,299
------------------------------------------------------------------------------------------------------------------------------------
         NET INTEREST INCOME      $ 105,783      $(442)      $ 4,467      $109,808     $ 97,537    $ 2,473    $ 5,773     $ 105,783
====================================================================================================================================

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.


PROVISION FOR LOAN LOSSES

     The provision for loan losses in 2000 amounted to $7.6 million compared to the provision for loan losses of $5.0 million in 1999. The increase in the provision over prior year levels was due to: (i) loan growth, primarily in the commercial portfolio; (ii) increases in net charge-offs; and (iii) increases in nonperforming assets. See "Allowance for Loan Losses" for additional discussion of trends within the allowance for loan losses in current year and for a discussion of the Corporation's management of credit risk related to the loan portfolio.

     Net charge-offs for 2000 were $4.1 million or 0.20 percent of average loans compared to $1.9 million or 0.10 percent of average loans in 1999. The increase in net charge-offs in 2000 was primarily due to the effect of higher interest rates and slower economic growth on some customers within the portfolio.

NONINTEREST INCOME

     Noninterest income increased $1.8 million to $30.6 million for the year ended December 31, 2000, compared to $28.8 million for the same period in 1999. Excluding the non-core items noted in TABLE TWO on page 15, core operating noninterest income for the year ended December 31, 2000 amounted to $28.8 million compared to $25.2 million for the same period in 1999, an increase of
14.3 percent. The increase was primarily due to increases in service charge income resulting from applying FCNB's service charge rates to Carolina First deposit accounts subsequent to the merger, as well as continued growth of First Charter Insurance Services.

NONINTEREST EXPENSE

     Noninterest expense totaled $92.7 million compared to $76.0 million for the same period in 1999. Excluding the non-core items noted in TABLE TWO on page 15, core operating noninterest expense for the year ended December 31, 2000 totaled $75.5 million compared to $76.0 million for the same period in 1999. This decrease was primarily the result of synergies realized as a result of the Carolina First merger.

TABLE FIVE
SELECTED QUARTERLY FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------------------
                                                       2000 QUARTERS                                 1999 Quarters
                                      --------------------------------------------------------------------------------------------
(Dollars in thousands, except
per share amounts)                       FOURTH      THIRD      SECOND      FIRST       Fourth      Third      Second      First
----------------------------------------------------------------------------------------------------------------------------------
AS REPORTED
INCOME STATEMENT
Total interest income                   $ 56,524    $ 54,739   $ 53,343   $ 51,638    $ 50,223    $ 48,252   $ 47,372    $ 48,424
Total interest expense                    29,451      28,065     26,199     24,599      23,226      22,000     21,821      23,252
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                       27,073      26,674     27,144     27,039      26,997      26,252     25,551      25,172
Provision for loan losses                  2,075       2,200      1,370      1,970       1,235         815      1,597       1,358
Total noninterest income                   7,791       7,686      7,813      7,275       6,191       8,057      8,105       6,442
Total noninterest expense                 19,469      17,757     35,670     19,831      20,262      19,065     18,883      17,781
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before income taxes     13,320      14,403     (2,083)    12,513      11,691      14,429     13,176      12,475
Income taxes                               4,223       4,464        681      3,944       3,827       4,678      4,019       3,956
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                        $ 9,097     $ 9,939   $ (2,764)   $ 8,569     $ 7,864     $ 9,751    $ 9,157     $ 8,519
==================================================================================================================================

PER SHARE DATA:
Basic income (loss)                       $ 0.29      $ 0.32    $ (0.09)    $ 0.27      $ 0.25      $ 0.31     $ 0.29      $ 0.27
Diluted income (loss)                       0.29        0.31      (0.09)      0.27        0.25        0.31       0.29        0.26
----------------------------------------------------------------------------------------------------------------------------------

CORE OPERATING
INCOME STATEMENT
Total noninterest income                 $ 6,792     $ 6,478    $ 7,765    $ 7,775     $ 6,257     $ 6,167    $ 6,348     $ 6,442
Total noninterest expense                 18,469      17,757     19,420     19,831      20,262      19,065     18,883      17,781
Net income before income taxes            13,321      13,195     14,119     13,013      11,757      12,539     11,419      12,475
Income taxes                               4,224       4,081      4,630      4,102       3,850       4,017      3,404       3,956
Net income                                 9,097       9,114      9,489      8,911       7,907       8,522      8,015       8,519

PER SHARE DATA:
Basic core operating earnings               0.29        0.29       0.30       0.29        0.25        0.27       0.25        0.27
Diluted core operating earnings             0.29        0.29       0.30       0.28        0.25        0.27       0.25        0.26
----------------------------------------------------------------------------------------------------------------------------------

SCHEDULE OF OTHER NON-CORE ITEMS
Noninterest income
  Gain (loss) on sale of loans           $     -     $     -    $   (99)   $     -     $     -     $     -    $ 1,757     $     -
  Fixed income portfolio restructuring
    loss                                  (1,059)     (2,854)         -          -           -           -          -           -
  Equity investment write down              (231)       (571)      (299)      (500)        (66)          -          -           -
  Equity method income                        28       4,106        446          -           -         138          -           -
  Gain on sale of properties               2,261         527          -          -           -       1,752          -           -
Noninterest expense
  Charitable trust                        (1,000)          -          -          -           -           -          -           -
  Merger and restructuring charges             -           -    (16,250)         -           -           -          -           -
----------------------------------------------------------------------------------------------------------------------------------
Total other non-core items                    (1)      1,208    (16,202)      (500)        (66)      1,890      1,757           -
----------------------------------------------------------------------------------------------------------------------------------
Other non-core items, net of tax         $     -     $   825   $(12,253)   $  (342)    $   (43)    $ 1,229    $ 1,142     $     -
==================================================================================================================================

INCOME TAX EXPENSE

     Total income tax expense amounted to $13.3 million for the year ended December 31, 2000 and $16.5 million for the same comparable 1999 period. The decrease in the income tax expense was attributable to a decrease in taxable income. The decrease in income tax expense, however, was not proportionate with the decrease in net income because portions of the merger and acquisition costs in 2000 were not deductible. This created an increase in the effective tax rate from 31.8 percent in 1999 to 34.9 percent in 2000.

1999 VERSUS 1998

     The following discussion and analysis provides a comparison of the Corporation's results of operations for the years ended December 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 32 through 61.

OVERVIEW

     Net income amounted to $35.3 million or $1.11 diluted net income per share for the year ended December 31, 1999, compared to $16.3 million or $0.50 diluted net income per share for the year ended December 31, 1998, representing an increase of $19.0 million. Net income for the year ended December 31, 1999 includes the following non-core earnings items: (i) $1.8 million pre-tax ($1.1 million after-tax) gain associated with the sale of mortgage loans; (ii) $0.1 million pre-tax earnings ($0.1 million after-tax) from equity method income on certain investments due to unrealized gains in underlying equity investments during the period; (iii) $1.8 million pre-tax ($1.1 million after-tax) gain associated with the sale of property; and (iv) $66,000 pre-tax ($43,000 after-tax) loss associated with the write down of certain equity securities due to other-than-temporary impairment in value. Net income for the year ended December 31, 1998 includes the following non-core earnings items: (i) $20.3 million pre-tax ($15.4 million after-tax) merger and restructuring charge primarily associated with the merger with HFNC; (ii) $0.4 million pre-tax ($0.3 million after-tax) gain associated with the sale of First Charter's merchant card program; (iii) $2.0 million pre-tax ($1.5 million after-tax) gain associated with the restructuring of the available-for-sale securities portfolio.

     Core operating earnings for the year ended December 31, 1999 amounted to $33.0 million, or $1.04 per diluted share. This is compared to core operating earnings for the year ended December 31, 1998 of $29.9 million, or $0.92 per diluted share. The increase is primarily due to an $8.1 million increase in net interest income, a $3.6 million increase in noninterest income offset by a $1.3 million increase in the provision for loan losses and a $9.4 million increase in noninterest expense. Core operating earnings in 1999 equated to a return on average assets of 1.28 percent compared to 1.22 percent for 1998, and a return on average equity of 11.28 percent in 1999, versus 9.73 percent in 1998.

NET INTEREST INCOME

     For the year ended December 31, 1999, net interest income was $104.0 million, an increase of 8.5 percent from net interest income of $95.9 million in 1998. The increase is attributable to an increase in average interest earning assets of $115.1 million from $2.3 billion during 1998 to $2.4 billion during 1999. The net interest margin (tax adjusted net interest income divided by average interest earning assets) increased to 4.37 percent in 1999 from 4.24 percent in 1998.

     The average yield on interest-earning assets was 8.11 percent in 1999 compared to 8.26 percent in 1998. The average rate paid on interest-bearing liabilities was 4.47 percent in 1999, compared to 4.90 percent in 1998. The average yield earned on loans was 8.66 percent in 1999, compared to 8.83 percent in 1998. The average rate paid on interest-bearing deposits was 4.20 percent in 1999, from 4.68 percent in 1998. The decreases in the average yields and average rates for 1999 compared to 1998, resulted from the reduction in the average prime rate during 1999, from 8.31 percent in 1998 to 8.02 percent on 1999.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for 1999 was $5.0 million compared to $3.7 million in 1998. The increase in the provision was due to significant growth in the commercial loan portfolio during 1999. Also impacting the provision for loan losses was an increase in nonperforming loans, from $7.8 million at December 31, 1998 to $10.4 million at December 31, 1999.

NONINTEREST INCOME

     Noninterest income was $28.8 million in 1999 compared to $23.9 million in 1998, for an increase of 20.3 percent. The increase in other noninterest income is attributable to an increase in fee income from the Bank's Insurance Agency subsidiary as well as increases in service charge income, trust income and mortgage loan fees.

NONINTEREST EXPENSE

     Noninterest expense was $76.0 million in 1999 compared to $86.9 million in 1998. Excluding the $20.3 million in non-core costs primarily associated with the 1998 merger with HFNC, total noninterest expense was $66.6 million in 1998, compared to noninterest expense of $76.0 million in 1999. The increase was primarily attributable to increases in costs associated with salaries and benefits, occupancy and equipment and other noninterest expense.

     Salaries and fringe benefits increased $8.5 million, or 27.6 percent, primarily due to regular salary increases and investment in additional personnel, as well as the increased commissions paid on higher levels of mortgage and brokerage activity.

INCOME TAX EXPENSE

     Total income tax expense for 1999 was $16.5 million versus $12.9 million in 1998. The increase is attributable to an increase in taxable income. The increase in tax expense, however, was not proportionate with the increase in income because portions of the merger and acquisition costs in 1998 were not deductible. This created a decrease in the effective tax rate from 44.1 percent in 1998 to 31.8 percent in 1999.

FINANCIAL CONDITION

SUMMARY

     Total assets at December 31, 2000 and 1999 were $2.9 billion and $2.7 billion, respectively. Gross loans at December 31, 2000 and 1999 were $2.2 billion and $2.0 billion, respectively. Due to increases in certain interest rates during 2000, and the resulting impact on the Corporation's interest rate risk, the Corporation sold $45.3 million in lower-yielding mortgage loans in the second quarter of 2000. Continued strong commercial loan volume during 2000 allowed the Corporation to replace the lower-yielding mortgage loans, which were sold. Total deposits increased $181.7 million, or 10 percent, to $2.0 billion and other borrowings increased $28.0 million, or 5.2 percent, to $570.0 million.

INVESTMENT PORTFOLIO

     Securities available for sale are a component of the Corporation's asset-liability management strategy and may be sold in response to liquidity needs, changes in interest rates, changes in prepayment risk, and other factors. They are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income.

     All securities are classified as available for sale at December 31, 2000. As maturities, sales, or paydowns occur on securities, the proceeds are utilized to meet loan demand and to reinvest in additional securities.

     At December 31, 2000, securities available for sale were $441.0 million or
15.0 percent of total assets, compared to $486.9 million, or 18.2 percent of total assets, at December 31, 1999. The carrying value of these securities was approximately $3.3 million above their amortized cost at December 31, 2000 and $13.0 million below their amortized cost at December 31, 1999. The tax equivalent average yield on the securities available for sale portfolio was 6.72 percent for 2000 and 6.20 percent for 1999. The weighted-average life of the portfolio was 6.19 years at December 31, 2000. In conjunction with the Merger, the Corporation transferred $35.3 million of Carolina First's securities classified as held to maturity to available for sale due to the significance of the impact on the Corporation's interest rate forecast as compared to Corporate policy. See NOTE FOUR of the consolidated financial statements for further details on securities.

     The following table shows, as of December 31, 2000, 1999 and 1998, the carrying value of (i) U.S. government obligations, (ii) U.S. government agency obligations, (iii) mortgage-backed securities, (iv) state and municipal obligations, and (v) equity securities.

TABLE SIX
INVESTMENT PORTFOLIO

-------------------------------------------------------------------------------------------------------
                                                                       December 31,
                                                  -----------------------------------------------------
(Dollars in thousands)                                       2000              1999               1998
-------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
US government obligations                                $      -          $ 21,532           $ 52,869
US government agency obligations                          158,228           285,080            263,617
Mortgage-backed securities                                153,276            56,970             36,944
State, county, and municipal obligations                   94,024            88,450             97,435
Equity securities                                          35,503            34,873             32,427
-------------------------------------------------------------------------------------------------------
  TOTAL                                                  $441,031          $486,905           $483,292
=======================================================================================================

SECURITIES HELD TO MATURITY
US government obligations                                $      -          $  1,996           $  6,010
US government agency obligations                                -             7,831              3,035
Mortgage-backed securities                                      -            17,668             16,106
State, county, and municipal obligations                        -             8,587              8,156
-------------------------------------------------------------------------------------------------------
  TOTAL                                                  $      -          $ 36,082           $ 33,307
=======================================================================================================

LOAN PORTFOLIO

     Due to increases in certain interest rates during 2000, and the resulting impact on the Corporation's interest rate risk, the Corporation sold $45.3 million in lower-yielding mortgage loans in the second quarter of 2000. Strong commercial loan volume during 2000 allowed the Corporation to replace the lower-yielding mortgage loans which were sold. As a result, gross loans totaled $2.2 billion and $2.0 billion at December 31, 2000 and 1999, respectively.

     The loan portfolio at December 31, 2000 was composed of 10.0 percent commercial, financial, and agricultural loans, 15.4 percent real estate construction loans, 69.5 percent real estate mortgage loans, and 5.1 percent installment loans. This compares to a composition of 10.4 percent commercial, financial and agricultural, 16.1 percent real estate construction, 68.0 percent real estate mortgage, and 5.6 percent installment at December 31, 1999. Approximately $13.6 million of the real estate mortgage loans at December 31, 2000 are loans for which the principal source of repayment comes from the sale of real estate. The remaining $1.8 billion of loans collateralized by real estate at December 31, 2000 are (i) other commercial loans for which the primary source of repayment is derived from the ongoing cash flow of the business and which are also collateralized by real estate - $897.0 million, (ii) personal installment loans which are collateralized by real estate - $10.6 million, (iii) home equity loans - $179.0 million, and (iv) individual residential mortgage loans - $742.3 million.

     The Corporation's primary market area includes the state of North Carolina, and predominately centers on the Metro region of Charlotte. At December 31, 2000, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this region. The diversity of the region's economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

     In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the consolidated financial statements. At December 31, 2000, pre-approved but unused lines of credit for loans totaled $488.6 million and standby letters of credit aggregated $10.9 million. These amounts represent the Bank's exposure to credit risk, and in the opinion of management, have no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Bank will obtain collateral if it is deemed necessary based on management's credit evaluation of the borrower. Such obtained collateral varies, but may include accounts receivable, inventory, and commercial or residential real estate. Management expects that these commitments can be funded through normal operations.

      The table below summarizes loans in the classifications indicated as of December 31, 2000, 1999, 1998, 1997, and 1996.

TABLE SEVEN
LOAN PORTFOLIO COMPOSITION

------------------------------------------------------------------------------------------------------------------
                                                                   December 31,
                               -----------------------------------------------------------------------------------
(Dollars in thousands)                2000              1999             1998             1997            1996
------------------------------------------------------------------------------------------------------------------
Commercial, financial and
 agricultural                      $  216,515       $  204,360       $  161,808       $  128,924       $  110,133
Real estate - construction            332,474          316,794          234,916          170,182          132,594
Real estate - mortgage              1,499,618        1,337,369        1,377,372        1,227,049        1,099,421
Installment                           109,015          109,512          125,240          140,159          142,843
------------------------------------------------------------------------------------------------------------------
  Total loans                       2,157,622        1,968,035        1,899,336        1,666,314        1,484,991
------------------------------------------------------------------------------------------------------------------
Less - allowance for loan
   losses                             (28,447)         (25,002)         (22,278)         (21,100)         (19,453)
Unearned income                          (215)            (203)            (721)            (812)            (690)
------------------------------------------------------------------------------------------------------------------
  LOANS, NET                       $2,128,960       $1,942,830       $1,876,337       $1,644,402       $1,464,848
------------------------------------------------------------------------------------------------------------------

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGE IN INTEREST RATES

     Set forth in the table below are the amounts of each loan type, except installment loans and real estate mortgage loans, due in one year, after one year through five years, and after five years, at December 31, 2000. This table excludes non-accrual loans.

TABLE EIGHT
MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

--------------------------------------------------------------------------------------------------
                                                               DECEMBER 31, 2000
                                             -----------------------------------------------------
                                               COMMERCIAL,
                                             FINANCIAL, AND       REAL ESTATE -
(Dollars in thousands)                        AGRICULTURAL        CONSTRUCTION            TOTAL
--------------------------------------------------------------------------------------------------

Fixed rate:
1 year or less                                   $  7,987            $ 42,927            $ 50,914
1-5 years                                          73,506              78,334             151,840
After 5 years                                      18,074              20,888              38,962
--------------------------------------------------------------------------------------------------
    TOTAL FIXED RATE                               99,567             142,149             241,716
--------------------------------------------------------------------------------------------------
Variable rate:
1 year or less                                     76,311             111,581             187,892
1-5 years                                          29,190              66,611              95,801
After 5 years                                       7,498               7,774              15,272
--------------------------------------------------------------------------------------------------
    TOTAL VARIABLE RATE                           112,999             185,966             298,965
--------------------------------------------------------------------------------------------------
      TOTAL SELECTED LOANS                       $212,566            $328,115            $540,681
--------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS

     Nonperforming assets, which consist of foreclosed assets, nonaccrual loans, and restructured loans, were $29.6 million at December 31, 2000, as compared to $12.7 million at December 31, 1999. As a percentage of total assets, nonperforming assets have increased to 1.01 percent at December 31, 2000 compared to 0.47 percent at December 31, 1999. This increase was primarily due to the effect of higher interest rates and slower economic growth on some customers.

     Total nonperforming assets and loans 90 days or more past due and still accruing interest at December 31, 2000 were $30.0 million or 1.39 percent of total loans and other real estate, compared to $16.3 million or 0.83 percent of total loans and other real estate at December 31, 1999. Total nonperforming assets and loans 90 days or more past due and still accruing interest have increased during the period due to an increase in other real estate of $0.7 million and an increase in nonaccrual loans of $16.2 million mitigated by a $3.2 million decrease in loans 90 days or more past due and still accruing. The increase in nonaccrual loans was not concentrated in any one industry and was primarily due to the effect of higher interest rates and slower economic growth on some customers. These relationships are currently in the process of collection. Interest income that would have been recorded on nonaccrual loans and restructured loans for the years ended December 31, 2000, 1999 and 1998, had they performed in accordance with their original terms, amounted to approximately $2.3 million, $1.0 million, and $0.5 million, respectively. Interest income on all such loans included in the results of operations for 2000, 1999 and 1998 amounted to approximately $1.3 million, $0.4 million, and $0.2 million, respectively.

     The determination to discontinue the accrual of interest is based on a review of each loan. Generally, accrual of interest is discontinued on loans 90 days past due as to principal or interest unless in management's opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. Management's policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. Based on such a review, Management has determined it is probable that the principal as well as the accruing interest on these loans will be collected in full.

     The table below summarizes the Corporation's nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.


TABLE NINE
NONPERFORMING AND PROBLEM ASSETS

---------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                         ------------------------------------------------------------
(Dollars in thousands)                                       2000         1999        1998         1997        1996
---------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                           $26,587      $10,353     $ 7,190      $ 6,839     $ 8,639
Restructured loans                                               -           37         577          587         643
---------------------------------------------------------------------------------------------------------------------
  TOTAL NONPERFORMING LOANS                                 26,587       10,390       7,767        7,426       9,282
---------------------------------------------------------------------------------------------------------------------
Other real estate                                            2,989        2,262       3,863        4,520       1,771
---------------------------------------------------------------------------------------------------------------------
  TOTAL NONPERFORMING ASSETS                                29,576       12,652      11,630       11,946      11,053
---------------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and
     still accruing interest                                   430        3,638       2,381        2,261         736
---------------------------------------------------------------------------------------------------------------------
  TOTAL NONPERFORMING ASSETS AND LOANS 90 DAYS OR
    MORE PAST DUE AND STILL ACCRUING INTEREST              $30,006      $16,290     $14,011      $14,207     $11,789
=====================================================================================================================

Nonperforming assets as a % of
  Total assets                                               1.01%        0.47%       0.45%        0.52%       0.53%
  Loans and other real estate                                1.37%        0.64%       0.61%        0.72%       0.74%
Ratio of allowance for loan losses to
  nonperforming loans                                        1.07X        2.41x       2.87x        2.84x       2.10x
---------------------------------------------------------------------------------------------------------------------

SUMMARY OF LOAN LOSS AND RECOVERY EXPERIENCE

     The table below presents certain data for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, including the following: (i) the average amount of net loans outstanding during the year, (ii) the allowance for loan losses at the beginning of the year, (iii) the provision for loan losses, (iv) loans charged off (v) loan charge-offs, net, (vi) the allowance for loan losses at the end of the year, (vii) the ratio of net charge-offs to average loans and
(viii) the ratio of the allowance for loan losses to loans at year-end.

TABLE TEN
ALLOWANCE FOR CREDIT LOSSES

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Years Ended December 31,
                                                   --------------------------------------------------------------------------------
(Dollars in thousands)                                  2000             1999             1998              1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                    $ 25,002         $ 22,278         $ 21,100          $ 19,453        $ 17,959
-----------------------------------------------------------------------------------------------------------------------------------
LOAN CHARGE-OFFS:
Commercial, financial and
    agricultural                                         2,532              951              870               741             646
Real estate - construction
    and development                                        351               36              390                 -               -
Real estate - mortgage                                     519              138              173               344             135
Installment                                              1,661            1,648            1,984             1,814           1,449
-----------------------------------------------------------------------------------------------------------------------------------
  Total loans charged-off                                5,063            2,773            3,417             2,899           2,230
-----------------------------------------------------------------------------------------------------------------------------------
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial, financial and agricultural                     623              295              305               176             682
Real estate - construction                                   -                -               76                 -               3
Real estate - mortgage                                      49               72               51                71              75
Installment                                                334              494              422               349             304
-----------------------------------------------------------------------------------------------------------------------------------
  Total recoveries of loans previously charged-off       1,006              861              854               596           1,064
-----------------------------------------------------------------------------------------------------------------------------------
    Net charge-offs                                      4,057            1,912            2,563             2,303           1,166
-----------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                7,615            5,005            3,741             3,681           2,660
Adjustment for merged banks                                  -                -                -               269               -
Adjustment for loan sales                                 (113)            (369)               -                 -               -
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31                                  $ 28,447         $ 25,002         $ 22,278          $ 21,100        $ 19,453
===================================================================================================================================

Average loans, net of unearned
  income                                           $ 2,074,971      $ 1,878,509      $ 1,783,271       $ 1,517,358     $ 1,350,636
Net charge-offs to average loans                          0.20 %           0.10 %           0.14 %            0.15 %          0.09 %
Allowance for loan losses to
  gross loans at year-end                                 1.32             1.27             1.17              1.27            1.31
-----------------------------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

     All estimates of the loan portfolio risk, including the adequacy of the allowance for loan losses, are subject to general and local economic conditions, among other factors, which are unpredictable and beyond the Corporation's control. Since a significant portion of the loan portfolio is comprised of real estate loans and loans to area businesses, a continued risk is that the real estate market and economic conditions could change and could result in future losses or require increases in the provision for loan losses.

     Management currently uses several measures to assess and control the loan portfolio risk. For example, all loans over a certain dollar amount must receive an in-depth review by an analyst in the Bank's Credit Department. Any issues regarding risk assessments of those credits are addressed by the Bank's Senior Risk Managers and factored into management's decision to originate or renew the loan. Furthermore, large commitments are reviewed by both an Executive Loan Committee and a Board of Directors Loan Committee comprised of executive management, the chief credit officer and senior lending officers of the Bank. The Corporation also continues to employ an independent third party risk assessment group to review the underwriting, documentation and risk grading analysis. This third party group reviews all loan relationships above a certain dollar amount and a sampling of all other credits. The third party's evaluation and report is shared with Executive Management, the Loan and Audit Committee of the Bank and, ultimately, is reported to the Bank and Corporation Board of Directors.

     Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

     As part of the continual grading process, individual commercial loans are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in those risk assessments as determined by the outside risk assessment group, regulatory examiners or the Corporation's Risk Management Division are also considered. Management considers certain commercial loans within weaker credit risk grades to be individually impaired and measures such impairment based upon the value of the collateral. An estimate of an allowance is made for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. In the allowance for loan loss analysis process, the Bank also aggregates non-graded loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category.

     At December 31, 2000 the allowance for loan losses was $28.4 million or
1.32 percent of gross loans compared to $25.0 million or 1.27 percent at December 31, 1999 and $22.3 million, or 1.17 percent at December 31, 1998. The allowance for loan losses increased over the periods presented as a result of changes in the portfolio's perceived risk profile. The increase in the allowance at December 31, 2000 and 1999 was due to loan growth, increased nonperforming assets and the effect of higher interest rates and slower economic growth on some customers.

     Management considers the allowance for loan losses adequate to cover inherent losses in the Bank's loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

     The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories, the percentage of the allowance amount in each category to the total allowance and the percentage of the loans in each category to total loans as of December 31, 2000, 1999, 1998, 1997, and 1996.

TABLE ELEVEN
Allocation of the Allowance for Loan Losses (1)

-----------------------------------------------------------------------------------------------------------------------
                                                              December 31,
                            2000                1999              1998               1997              1996
                      -------------------------------------------------------------------------------------------------
                                  LOAN/              Loan/              Loan/             Loan/                Loan/
(Dollars in thousands) AMOUNT  TOTAL LOANS Amount Total Loans Amount Total Loans Amount Total Loans Amount  Total Loans
-----------------------------------------------------------------------------------------------------------------------
Commercial, financial
    and agricultural  $ 5,465       10 %   $ 4,773     10 %  $ 3,322       8 %  $ 2,240      8 %   $ 1,984       7 %
Real estate -
  construction          6,568       15       5,276     16      3,408      12      2,952     10       4,065       9
Real estate - mortgage 15,120       70      12,583     68     13,378      73     13,355     74      11,941      74
Installment             1,294        5       2,370      6      2,170       7      2,553      8       1,463      10
-----------------------------------------------------------------------------------------------------------------------
     TOTAL            $28,447      100 %   $25,002    100 %  $22,278    100 %   $21,100    100 %   $19,453     100 %
=======================================================================================================================

(1) The allowance amounts assigned to each category of loans represent the historical loss experience of the loans adjusted for current economic events or conditions.

DEPOSITS

     TABLE THREE provides information on the average amounts of deposits and the rates paid by deposit category. Total deposits at December 31, 2000 were $2.00 billion, a 10 percent increase from December 31, 1999. Insured money market accounts increased $8.6 million or 3.5 percent; and certificates of deposit increased $225.6 million or 24.8 percent; while demand deposits decreased $2.7 million or 5.3 percent; and savings deposits decreased $49.8 million or 28.9 percent. Increases in money market accounts and certificates of deposit were due to marketing campaigns directed toward packaging and promoting these accounts more effectively as well as the purchase of four branches, while the reduction in demand deposit and savings were due to the Corporation's management of interest rates paid. See NOTE EIGHT of the consolidated financial statements for further details on deposits.

OTHER BORROWINGS

     Other borrowings increased $28.0 million during the year, to $570.0 million at December 31, 2000, from $542.0 million at December 31, 1999. The components of this increase consisted primarily of an increase of $20.9 million in FHLB advances and an increase of $7.7 million in short term borrowings consisting primarily of federal funds purchased and securities sold under agreements to repurchase. These borrowings were principally used to fund loan growth.

     The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and Federal Home Loan Bank of Atlanta ("FHLB") borrowings for the years ended December 31, 2000, 1999 and 1998.

TABLE TWELVE
OTHER BORROWINGS

----------------------------------------------------------------------------------
(Dollars in thousands)                    2000           1999            1998
----------------------------------------------------------------------------------
Federal funds purchased,
  securities sold under
  agreements to repurchase
  and FHLB borrowings:
         Balance as of Dec. 31           $ 570,024      $ 542,021       $ 481,019
         Average balance                   556,859        447,633         443,344
         Maximum outstanding at
            any month end                  627,916        633,519         505,900
         Interest rate as of Dec. 31         5.98%          5.18%           5.48%
         Average interest rate               5.94%          5.41%           5.63%
----------------------------------------------------------------------------------

     At December 31, 2000, FCNB had one available line of credit with the FHLB totaling $514.2 million with approximately $455.7 million outstanding. The outstanding amounts consisted of $187.3 million maturing in 2001, $30.0 million maturing in 2003, $55.0 million maturing in 2004, $76.0 million in 2009, $107.0 million maturing in 2010, and $0.4 million maturing in 2011. At December 31, 2000, such amounts were outstanding at market interest rates for the specific advance program and maturity. In addition, the FHLB requires the Bank to pledge collateral to secure the advances in the form of the Bank's FHLB stock and qualifying 1-4 family residential mortgage loans.

LIQUIDITY

     Liquidity is the ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. Liquidity is provided by the ability to attract deposits, flexible repricing schedules in a sizable portion of the loan portfolio, current earnings, a strong capital base and the ability to use alternative funding sources that complement normal sources. Management's asset-liability policy is to maximize net interest income while continuing to provide adequate liquidity to meet continuing loan demand and deposit withdrawal requirements and to service normal operating expenses.

     If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At December 31, 2000, the Bank had an available line of credit with the FHLB totaling $514.2 million with $58.5 million available. At December 31, 2000, FCNB also had federal funds back-up lines of credit totaling $56.0 million, of which there were no amounts outstanding. At December 31, 2000, the Corporation had lines of credit totaling $25.0 million, of which there were no amounts outstanding.

     Another source of liquidity is the securities available for sale portfolio. See "FINANCIAL CONDITION - Investment portfolio" for a further discussion. Management believes the Bank's sources of liquidity are adequate to meet loan demand, operating needs and deposit withdrawal requirements.

ASSET-LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The primary objective of the Corporation's asset-liability management strategy is to reduce the risk of a significant decrease in net interest income caused by interest rate changes without unduly penalizing current earnings. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. This model is updated at least quarterly and is based on a range of interest rate scenarios. Under the Corporation's policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Management believes this method more accurately measures interest rate risk. Based on an increase or decrease in interest rates over a twelve-month period, the earnings simulation model indicates that interest rate risk was within guidelines at approximately
6.31 percent of net interest income at December 31, 2000.

     The Corporation's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to repricing as market rates change. Because rate sensitive interest bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. At December 31, 2000 total rate sensitive liabilities due within one year were $1.95 billion compared to rate sensitive assets of $1.20 billion, for a negative one-year cumulative gap of approximately $758.7 million. Interest sensitivity of the Corporation's balance sheet as of a specific date is not necessarily indicative of the Corporation's position on other dates.

     From time to time, the Corporation may use derivative financial instruments including futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. At December 31, 2000, the Corporation had no derivative financial instruments.

     The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. See "FINANCIAL CONDITION - Loans portfolio".

     The following table presents the Corporation's interest sensitivity analysis for December 31, 2000 and sets forth at various maturity periods the cumulative interest sensitivity gap, which is the difference between rate sensitive assets and rate sensitive liabilities for assets and liabilities that management considers rate sensitive. The mortgage-backed securities are shown at their weighted average expected life obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at December 31, 2000. Demand deposits, money market accounts and certain savings deposits are presented in the earliest repricing window because the rates are subject to immediate repricing.

TABLE THIRTEEN
INTEREST RATE SENSITIVITY

As of December 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                                        NON-
                                                                                                     SENSITIVE
                                                                                                        AND
                                       INTEREST SENSITIVITY IN DAYS                                  SENSITIVE
                              ----------------------------------------------                          OVER 5
(Dollars in thousands)             1-90       91-180     181-365     TOTAL     1-2 YEARS  2-5 YEARS    YEARS      TOTAL
-------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS:
Interest-bearing due
  from banks                  $    3,173  $        -  $       -  $    3,173  $        -  $      -  $       -   $   3,173
Fed funds sold                     1,015           -          -       1,015           -         -          -       1,015
Securities available for sale,
  at amortized cost:              99,053      39,257     37,567     175,877      66,453   133,684     61,670     437,684
Loans                            840,478      62,677    112,663   1,015,818     173,382   569,388    377,106   2,135,694
-------------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS             943,719     101,934    150,230   1,195,883     239,835   703,072    438,776   2,577,566
-------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
  Demand deposits                254,867           -          -     254,867           -         -          -     254,867
  Money market accounts          244,343           -          -     244,343           -         -          -     244,343
  Savings deposits               106,466       2,233      4,553     113,252       8,021       917          -     122,190
  Other time deposits            428,875     245,173    281,460     955,508     135,136    42,657        550   1,133,851
Other borrowings                 361,482      25,010        163     386,655      50,039       120    133,210     570,024
-------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST-BEARING
    LIABILITIES                1,396,033     272,416    286,176   1,954,625     193,196    43,694    133,760   2,325,275
-------------------------------------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP      $ (452,314) $ (170,482) $(135,946) $ (758,742) $   46,639  $659,378  $ 305,016   $ 252,291
=========================================================================================================================
CUMULATIVE GAP                $ (452,314) $ (622,796) $(758,742) $ (758,742) $ (712,103) $(52,725) $ 252,291   $ 252,291
=========================================================================================================================
Ratio of earning assets to
  interest-bearing liabilities     67.60%      37.42%     52.50%      61.18%     124.14%  1609.09%
-------------------------------------------------------------------------------------------------------------------------

CAPITAL RESOURCES

     At December 31, 2000, total shareholders' equity was $309.3 million, a 6.5 percent increase from December 31, 1999. Cash dividends declared per share in 2000 by the Corporation were $0.70, compared to $0.68 in 1999.

     The principal asset of the Corporation is its investment in the Bank. Thus, the Corporation derives its principal source of income through dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the Bank to the Corporation and the amount of dividends which can be paid to the Corporation. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice. At December 31, 2000, the Bank is required to obtain prior regulatory approval for payments of dividends. See NOTE SIXTEEN of notes to consolidated financial statements.

     The Corporation and the Bank must comply with regulatory capital requirements established by the applicable federal regulatory agencies. Under the Federal Reserve Board (the "FRB") standards, the Corporation must maintain a minimum ratio of Tier I Capital (as defined) to total risk-weighted assets of
4.00 percent and a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8.00 percent. Tier I Capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles less certain intangible assets and excluding unrealized gains or losses on securities available for sale. Total Capital is comprised of Tier I Capital plus certain adjustments, the largest of which for the Corporation is the allowance for loan losses (up to 1.25 percent of risk weighted assets). Total Capital must consist of at least 50 percent of Tier 1 Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation adjusted for their related risk levels using amounts set forth in FRB regulations.

     In addition to the aforementioned risk-based capital requirements, the Corporation is subject to a leverage capital requirement, requiring a minimum ratio of Tier I Capital (as defined previously) to total adjusted average assets of 3.00 percent to 5.00 percent.

     The Bank also has similar regulatory capital requirements imposed by the OCC. See NOTE FIFTEEN of notes to consolidated financial statements for additional discussion of requirements.

     At December 31, 2000, both the Corporation and the Bank were in compliance with all existing capital requirements. The Corporation's consolidated capital requirements are summarized in the table below:

TABLE FOURTEEN
Capital Ratios

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Risk-Based Capital
                                                                -------------------------------------------------------------------
                                         LEVERAGE CAPITAL                    TIER 1 CAPITAL                      TOTAL CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)             AMOUNT        PERCENTAGE (1)      AMOUNT          PERCENTAGE (2)      AMOUNT      PERCENTAGE (2)
-----------------------------------------------------------------------------------------------------------------------------------
Actual                           $ 288,192            10.27 %       $ 288,192             12.92 %       $ 316,077        14.17 %
Required                           112,278             4.00            89,211              4.00           178,421         8.00
Excess                             175,914             6.27           198,981              8.92           137,656         6.17


         (1) Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3.00 percent to 5.00 percent, depending on the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirement applicable to it.

         (2)      Percentage of risk-weighted assets.

REGULATORY RECOMMENDATIONS

     Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities, which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

ACCOUNTING AND REGULATORY MATTERS

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be included as assets or liabilities in the balance sheet and that such instruments be carried at fair market value through adjustments to either other comprehensive income or current earnings or both, as appropriate. SFAS No. 133 was originally effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation date of SFAS No. 133 was delayed by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" to the first fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Corporation adopted SFAS No. 133 on January 1, 2001. The impact to the Corporation upon adoption was immaterial.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Certain of the information called for by Item 7A is set forth in Item 7 under the caption "Asset-Liability Management and Interest Rate Sensitivity" on page 28 and is incorporated herein by reference. The following table presents information concerning market risk sensitive instruments at December 31, 2000:

TABLE FIFTEEN
MARKET RISK
(Dollars in thousands)

MATURING IN                  1 YEAR         2 YEARS         3 YEARS         4 YEARS         5 YEARS       THEREAFTER        TOTAL
------------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Debt securities           $   133,772      $  61,635        $  49,209      $  55,173       $  31,947       $  73,792        405,528
Loans                         564,860        188,061          206,830        205,445         225,578         738,186      2,128,960
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                   $   698,632      $ 249,696        $ 256,039      $ 260,618       $ 257,525       $ 811,978     $2,534,488
====================================================================================================================================

LIABILITIES:
Savings, NOW and IMMA's   $   612,462      $   8,021        $     181      $       -       $     735       $       -        621,399
CD's                          955,527        135,136           32,373          3,916           6,368             550      1,133,870
Short-term borrowings         301,603              -                -              -               -               -        301,603
Long-term borrowings                -              -           30,000         55,000               -         183,421        268,421
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                   $ 1,869,592      $ 143,157        $  62,554      $  58,916       $   7,103       $ 183,971     $2,325,293
====================================================================================================================================

                                     Carrying                        Average                            Estimated
                                       Value                      Interest Rate                        Fair Value
---------------------------------------------------------------------------------------------------------------------
ASSETS:
Debt securities                       $   405,528                            7.06  %                     $   405,528
Loans                                   2,128,960                            8.82                          2,153,307
---------------------------------------------------------------------------------------------------------------------
  TOTAL                               $ 2,534,488                            8.54  %                     $ 2,558,835
=====================================================================================================================

LIABILITIES:
Savings, NOW and IMMA's               $   621,399                            2.51  %                     $   621,639
CDs                                     1,133,870                            6.33                          1,139,765
Short-term borrowings                     301,603                            6.21                            306,687
Long-term borrowings                      268,421                            5.63                            272,946
---------------------------------------------------------------------------------------------------------------------
  TOTAL                               $ 2,325,293                            5.21  %                     $ 2,341,037
=====================================================================================================================

Item 8. Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Charter Corporation

We have audited the accompanying consolidated balance sheets of First Charter Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Charter Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ KPMG LLP



Charlotte, North Carolina
January 16, 2001

                    FIRST CHARTER CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets

                                                                                                     DECEMBER 31
                                                                                     ---------------------------------------
                                                                                              2000                 1999
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share data)
----------------------------------------------------------------------------------------------------------------------------

ASSETS:
Cash and due from banks                                                                    $    71,196          $    94,568
Federal funds sold                                                                               1,015                  665
Interest bearing bank deposits                                                                 122,461                2,435
----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                    194,672               97,668
----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity (fair value of $34,686 at December 31, 1999)                             -               36,082
Securities available for sale (cost of $437,684 at December 31, 2000 and
  $499,943 at December 31, 1999; carrying amount of pledged collateral
  at December 31, 2000, $138,195)                                                              441,031              486,905
Loans                                                                                        2,157,622            1,968,035
  Less:   Unearned income                                                                         (215)                (203)
          Allowance for loan losses                                                            (28,447)             (25,002)
----------------------------------------------------------------------------------------------------------------------------
  Loans, net                                                                                 2,128,960            1,942,830
----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                     76,666               56,480
Other assets                                                                                    90,870               59,763
----------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                           $ 2,932,199          $ 2,679,728
============================================================================================================================

LIABILITIES:
Deposits, domestic:
  Noninterest bearing demand                                                               $   242,983          $   228,030
  Interest bearing                                                                           1,755,251            1,588,461
----------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                           1,998,234            1,816,491
----------------------------------------------------------------------------------------------------------------------------
Other borrowings                                                                               570,024              542,021
Other liabilities                                                                               54,654               30,948
----------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                                        2,622,912            2,389,460
----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock -  no par value; authorized 2,000,000 shares in 2000; no shares
  issued and outstanding                                                                             -                    -
Common stock - no par value; authorized 100,000,000 and 50,000,000 shares;
  issued and outstanding 31,601,263 and 31,100,310 shares                                      151,486              146,438
Retained earnings                                                                              155,762              151,215
Accumulated other comprehensive income (loss):
  Unrealized gains (losses) on securities available for sale, net                                2,039               (7,385)
----------------------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                                 309,287              290,268
----------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 2,932,199          $ 2,679,728
============================================================================================================================


          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                                                YEARS ENDED DECEMBER 31
                                                                     --------------------------------------------
(Dollars in thousands, except share and per share data)                    2000            1999          1998
-----------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
Loans                                                                    $ 184,136       $ 162,490     $ 157,224
Federal funds sold                                                             250             501         2,325
Interest bearing bank deposits                                                 224             314           221
Securities                                                                  31,634          30,966        28,791
-----------------------------------------------------------------------------------------------------------------
  Total interest income                                                    216,244         194,271       188,561
-----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                                    75,263          66,101        67,713
Federal funds purchased and securities
  sold under agreements to repurchase                                        6,620           4,119         7,426
Federal Home Loan Bank and other borrowings                                 26,431          20,079        17,555
-----------------------------------------------------------------------------------------------------------------
  Total interest expense                                                   108,314          90,299        92,694
-----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                        107,930         103,972        95,867
PROVISION FOR LOAN LOSSES                                                    7,615           5,005         3,741
-----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        100,315          98,967        92,126

NONINTEREST INCOME:
Service charges on deposit accounts                                         11,187           9,042         8,185
Trust income                                                                 2,819           2,564         2,241
Insurance and other fee income                                               9,731           8,666         4,038
(Loss) gain on sale of securities                                           (4,303)            919         2,490
(Loss) gain on sale of loans                                                   (99)          1,757             -
Gain on sale of property                                                     2,788           1,752             -
Income from equity method investees                                          4,580             138             -
Other                                                                        3,862           3,957         6,958
-----------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                  30,565          28,795        23,912
-----------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
Salaries and employee benefits                                              40,942          39,314        35,710
Occupancy and equipment                                                     12,342          11,533        10,132
Data processing                                                              2,380           2,957         2,280
Advertising                                                                  3,390           2,938         1,911
Postage and supplies                                                         4,379           4,181         3,570
Professional services                                                        3,760           4,036         3,191
Telephone                                                                    1,425           1,290         1,090
Restructuring and merger related                                            16,250               -        20,262
Other                                                                        7,859           9,742         8,742
-----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                 92,727          75,991        86,888
-----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                  38,153          51,771        29,150
INCOME TAXES                                                                13,312          16,480        12,859
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $ 24,841        $ 35,291      $ 16,291
=================================================================================================================

NET INCOME PER SHARE:
  Basic                                                                     $ 0.79          $ 1.12        $ 0.51
  Diluted                                                                   $ 0.79          $ 1.11        $ 0.50
WEIGHTED AVERAGE SHARES:
  Basic                                                                 31,435,342      31,504,746    31,782,843
  Diluted                                                               31,580,328      31,772,060    32,423,533

          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity


----------------------------------------------------------------------------------------------------------------
                                                                            UNEARNED
                                                                            ESOP AND     ACCUMULATED
                                           COMMON STOCK                     UNVESTED       OTHER
(Dollars in thousands, except        -----------------------   RETAINED    RESTRICTED   COMPREHENSIVE
share data)                            SHARES       AMOUNT      EARNINGS      STOCK     INCOME (LOSS)    TOTAL
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997           32,473,111    $186,600    $ 127,160    $ (21,234)      $ 6,112   $ 298,638
Comprehensive income:
  Net income                                  -           -       16,291            -             -      16,291
  Unrealized gain on securities available
    for sale, net                             -           -            -            -           423         423
                                                                                                      ----------
    Total comprehensive income                                                                           16,714
Cash dividends                                -           -      (12,715)           -             -     (12,715)
Stock options exercised and Dividend
  Reinvestment Plan stock issued        293,040       2,850            -            -             -       2,850
Shares issued in connection with
  business acquisition                   60,843       1,057            -            -             -       1,057
Purchase and retirement of
  common stock                         (768,024)    (18,196)           -            -             -     (18,196)
Shares released from ESOP and
  restricted stock trusts               (51,072)     (3,407)           -       21,234             -      17,827
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998           32,007,898     168,904      130,736            -         6,535     306,175
----------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -           -       35,291            -             -      35,291
  Unrealized loss on securities available
    for sale, net                             -           -            -            -       (13,920)    (13,920)
                                                                                                      ----------
    Total comprehensive income                                                                           21,371
Cash dividends                                -           -      (14,812)           -             -     (14,812)
Stock options exercised and Dividend
  Reinvestment Plan stock issued        204,831       1,041            -            -             -       1,041
Shares issued in connection with
  business acquisition                   68,551       1,273            -            -             -       1,273
Purchase and retirement of
  common stock                       (1,180,970)    (24,780)           -            -             -     (24,780)
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999           31,100,310     146,438      151,215            -        (7,385)    290,268
----------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -           -       24,841            -             -      24,841
  Unrealized gain on securities available
    for sale, net                             -           -            -            -         9,424       9,424
                                                                                                      ----------
    Total comprehensive income                                                                           34,265
Cash dividends                                -           -      (20,294)           -             -     (20,294)
Stock options exercised and Dividend
  Reinvestment Plan stock issued        380,680       3,050            -            -             -       3,050
Shares issued in connection with
  business acquisition                  122,263       2,025            -            -             -       2,025
Purchase and retirement of
  common stock                           (1,990)        (27)           -            -             -         (27)
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000           31,601,263    $151,486    $ 155,762          $ -       $ 2,039   $ 309,287
================================================================================================================

          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                               YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                     2000         1999        1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 24,841     $ 35,291    $ 16,291
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses                                                 7,615        5,005       3,741
  Depreciation                                                              6,407        6,869       5,464
  Premium amortization and discount accretion, net                            (17)          73         (31)
  Amortization of unearned stock compensation                                   -            -      17,827
  Net loss (gain) on securities available for sale transactions             4,303         (919)     (2,490)
  Net loss (gain) on sale of other real estate                                 87         (640)       (549)
  Net loss (gain) on sale of mortgage loans                                    99       (1,757)          -
  Net loss (gain) on sale of premises and equipment                            17       (1,781)         98
  Origination of mortgage loans held for sale                             (44,351)     (55,911)    (85,698)
  Proceeds from sale of mortgage loans held for sale                       85,476       65,683      79,925
  (Increase) decrease in other assets                                     (24,120)       5,460      (3,374)
  Increase (decrease) in other liabilities                                 23,217         (944)      6,844
-----------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                              83,574       56,429      38,048
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                      212,086       68,017      29,786
Proceeds from maturities of securities available for sale                  71,927      113,710     164,720
Purchase of securities available for sale                                (190,716)    (206,946)   (238,316)
Proceeds from issuer calls and maturities of securities held to maturity      758        7,819      16,622
Purchase of securities held to maturity                                         -      (13,985)    (13,295)
Net increase in loans                                                    (229,914)    (226,576)   (234,071)
Proceeds from sale of loans                                                     -      144,855           -
Proceeds from sales of other real estate                                    2,402        3,948       5,429
Net purchases of premises and equipment                                   (27,688)     (16,466)     (8,775)
Acquisition of branches, net of cash paid                                  70,429            -           -
-----------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                 (90,716)    (125,624)   (277,900)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, money market and savings accounts     (132,185)      58,808     123,229
Net increase (decrease) in certificates of deposit                        225,599      (17,953)     39,023
Net decrease in securities sold under repurchase
  agreements and other borrowings                                          28,003       61,001     119,266
Purchase and retirement of common stock                                       (27)     (24,780)    (18,196)
Proceeds from issuance of common stock                                      3,050        1,041       2,850
Dividends paid                                                            (20,294)     (14,812)    (12,715)
-----------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                             104,146       63,305     253,457
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       97,004       (5,890)     13,605
Cash and cash equivalents at beginning of period                           97,668      103,558      89,953
-----------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 194,672     $ 97,668   $ 103,558
===========================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                  $ 104,180     $ 88,096    $ 91,796
Cash paid for income taxes                                                  4,455       10,043      15,870
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Transfer of loans and premises and equipment to other real estate owned     4,516        3,466       4,961
Unrealized gain (loss) on securities available for sale
  (net of tax effect of $6,025, $(9,232) and $281 for the years ended
  December 31, 2000, 1999, and 1998, respectively)                          9,424      (13,920)        423
Issuance of common stock for business acquisitions                          2,025        1,273       1,057
Transfer of loans in portfolio to held for sale                            45,252      147,555           -
Transfer of securities held to maturity to available for sale              35,324            -           -

          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the more significant accounting and reporting policies which First Charter Corporation (the "Corporation") and its subsidiary, First Charter National Bank ("FCNB" or the "Bank"), follow in preparing and presenting their consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

     (a) Consolidation - The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, FCNB. In addition, through First Charter Brokerage Services, a subsidiary of FCNB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates five other subsidiaries: First Charter Insurance Services, Inc., First Charter Realty Investment, Inc., FCNB Real Estate, Inc., CFBI Corp., and CFBI Mortgage, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment, Inc. is a Delaware corporation organized as a holding company for FCNB Real Estate, Inc., a real estate investment trust organized in North Carolina. CFBI Corp. is a Delaware corporation organized as a holding company for CFBI Mortgage, Inc. a real estate investment trust organized in North Carolina. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. The Bank's minority interest in Lincoln Center is immaterial. Lincoln Center is a three-story office building occupied in part by a branch of FCNB. In consolidation, all significant intercompany accounts and transactions have been eliminated.

     (b) Business - The Bank, either directly or through its subsidiaries, provides businesses and individuals a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs. The Bank is a regional financial services company operating 52 financial centers, five insurance offices and 99 ATMs located in 17 counties throughout North Carolina.

     (c) Securities - The Corporation classifies securities as trading, available-for-sale or held-to-maturity based on management's intent at the date of purchase. At December 31, 2000, all of the Corporation's securities are categorized as available-for-sale and, accordingly, are reported at fair value, based on quoted market prices, with any unrealized gains or losses, net of taxes, reflected as an element of accumulated other comprehensive income. The Corporation intends to hold these available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, changes in the liquidity needs of the Bank, and other factors. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down treated as a component of securities available for sale transactions, net in the consolidated statement of income. Securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost.

     Gains and losses on sales of securities are recognized when realized on the trade date on a specific identification basis. Premiums and discounts are amortized into interest income using a level yield method.

     (d) Loans - Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis. The determination to discontinue the accrual of interest is based on a review of each loan. Generally, accrual of interest is discontinued on loans 90 days past due as to principal or interest unless in management's opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower's payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement.

     Management considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management's judgment include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of loans of certain risk grades, and regulatory reports of examination.

     The Corporation uses the allowance method to provide for loan losses. Accordingly, all loan losses are charged to the allowance for loan losses and all recoveries are credited to it. The provision for loan losses is based on past loan loss experience and other factors, which in management's judgment, deserve current recognition in estimating probable loan losses. Such other factors considered by management include the growth and composition of the loan portfolio, and current economic conditions.

     Allowances for loan losses related to loans that are identified as impaired in accordance with the impairment policy set forth above are based on discounted cash flows using the loans' initial interest rates or the fair value of the collateral if the loans are collateral dependent. Large groups of smaller-balance, homogenous loans that are collectively evaluated for impairment (residential mortgage and consumer installment loans) are excluded from this impairment evaluation and their allowance is calculated in accordance with the allowance for loan losses policy discussed above.

     Management considers the allowance for loan losses adequate to cover inherent losses in the Bank's loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While Management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examinations.

     Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on an aggregate loan basis.

     (e) Servicing Rights - Servicing rights are periodically evaluated for impairment based on their fair value. This fair value is estimated based on market prices for similar assets and on the discounted estimated present value of future net cash flows based on market consensus loan prepayment estimates, historical prepayment rates, interest rates and other economic factors. For purposes of impairment evaluation, the servicing assets are stratified based on predominant risk characteristics of the underlying loans, including loan type (conventional or government) and note rate.

     (f) Loan Fees and Costs - Nonrefundable loan fees and certain direct costs associated with originating or acquiring loans are deferred and recognized over the contractual life of the related loans as an adjustment to interest income.

     (g) Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization of premises and equipment are computed using the straight-line method over the estimated useful lives. Useful lives range from three to ten years for furniture and equipment, from fifteen to fifty years for buildings and over the shorter of the estimated useful lives or the terms of the respective leases for leasehold improvements.

     (h) Foreclosed Properties - Foreclosed properties are included in other assets and represent real estate acquired through foreclosure or deed in lieu thereof and are carried at the lower of cost or fair value, less estimated costs to sell. Generally the fair values of such properties are evaluated annually and the carrying value, if greater than the estimated fair value less costs to sell, is adjusted with a charge to income.

     (i) Intangible Assets - Core deposit intangibles and goodwill arising from business/branch acquisitions result from the Corporation paying amounts in excess of fair value for the net assets acquired. Intangible assets are amortized on a straight-line basis over periods ranging from 15 to 25 years.

     (j) Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k) Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

     (l) Equity Method Investments - The Corporation's recognition of earnings or losses from equity method investees is determined by the Corporation's share of the investee's earnings. At December 31, 2000, the total investment in equity method investees was $8.5 million, which is included in other assets on the consolidated balance sheet.

     (m) Net Income Per Share - Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation's potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were issued. Unallocated shares associated with an Employee Stock Ownership Plan established by Home Federal (See Note 12) are excluded from weighted average shares outstanding for purposes of computing basic and diluted earnings per share. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

                                                                    Years Ended December 31,
                                                      ----------------------------------------------------
                                                               2000             1999              1998
----------------------------------------------------------------------------------------------------------
Basic net income per share denominator:
  Weighted average number of common
    shares outstanding                                      31,435,342       31,504,746        31,782,843
  Dilutive effect arising from assumed
    exercise of stock options                                  144,986          267,314           442,521
  Dilutive effect of restricted stock
    assumed to be issued                                             -                -           198,169
----------------------------------------------------------------------------------------------------------
Diluted net income per share denominator                    31,580,328       31,772,060        32,423,533
==========================================================================================================

     (n) Dividends Per Share - Dividends declared by the Corporation were $0.70 per share, $0.68 per share and $0.61 per share for the years ended December 31, 2000, 1999 and 1998, respectively. Dividends declared by HFNC were $0.24 per share for the year ended December 31, 1998, as adjusted to conform to the Corporation's December 31 fiscal year-end. Dividends declared by Carolina First were $0.10 per share, $0.40 per share and $0.34 per share for the years ended December 31, 2000, 1999 and 1998, respectively.

     (o) Stock-Based Compensation - The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, is disclosed in Note 12.

     (p) Financial Statement Presentation and Related Matters - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications of certain amounts in the previously issued consolidated financial statements have been made to conform to the financial statement presentation for 2000. Such reclassifications had no effect on the net income or shareholders' equity of the combined entity as previously reported.

     (q) Segment Reporting - Prior to 1999, the Corporation had two reportable segments: a national banking association (FCNB) and a savings and loan association (Home Federal). FCNB offers a full array of financial services to business and individual customers, with its loan products consisting predominately of short-term business and individual loans. Home Federal had traditionally offered a more limited group of loan and deposit products to individuals, consisting primarily of mortgage loans and savings accounts. Home Federal was acquired through the Company's merger with Home Federal's holding company, HFNC Financial Corp., on September 30, 1998 (See Note 2), and was operated as a separate entity. With the March 1999 completion of the merger of Home Federal into FCNB, the Corporation ceased having two separate reportable segments. Therefore, for 2000 and 1999, the Corporation only has one reportable segment, FCNB.

     During 1998, the FCNB and Home Federal segments had no significant intercompany transactions. Both segments operated within the greater Charlotte metropolitan area, and the accounting policies of both segments were the same as those described herein. The Corporation's chief operating decision maker evaluated the segments separately based on earnings from interest earning assets, the cost of interest bearing liabilities, noninterest sources of income and expense, as well as total segment profitability.

     Information regarding the reportable segments' separate results of operations and segment assets is illustrated in the following tables:


                                                           2000
----------------------------------------------------------------------------------------
(Dollars in thousands)                         FCNB             Other(1)        Totals
----------------------------------------------------------------------------------------
Total interest income                       $ 215,989            $ 255        $ 216,244
Total interest expense                        108,314                -          108,314
----------------------------------------------------------------------------------------
Net interest income                           107,675              255          107,930
Provision for loan losses                       7,615                -            7,615
Total noninterest income                       27,399            3,166           30,565
Total noninterest expense                      91,909              818           92,727
----------------------------------------------------------------------------------------
Net income before income taxes                 35,550            2,603           38,153
Income taxes                                   12,487              825           13,312
----------------------------------------------------------------------------------------
Net income                                   $ 23,063          $ 1,778         $ 24,841
========================================================================================

Total loans, net                          $ 2,128,960              $ -      $ 2,128,960
Total assets                                2,912,256           19,943        2,932,199

                                                              1999
----------------------------------------------------------------------------------------
(Dollars in thousands)                         FCNB             Other(1)        Totals
----------------------------------------------------------------------------------------
Total interest income                       $ 193,939            $ 332        $ 194,271
Total interest expense                         90,246               53           90,299
----------------------------------------------------------------------------------------
Net interest income                           103,693              279          103,972
Provision for loan losses                       5,005                -            5,005
Total noninterest income                       27,733            1,062           28,795
Total noninterest expense                      75,901               90           75,991
----------------------------------------------------------------------------------------
Net income before income taxes                 50,520            1,251           51,771
Income taxes                                   16,080              400           16,480
----------------------------------------------------------------------------------------
Net income                                   $ 34,440            $ 851         $ 35,291
========================================================================================

Total loans, net                          $ 1,942,830              $ -      $ 1,942,830
Total assets                                2,660,342           19,386        2,679,728


                                                                        1998
--------------------------------------------------------------------------------------------------------
                                                                Home
(Dollars in thousands)                         FCNB            Federal          Other(1)         Totals
--------------------------------------------------------------------------------------------------------
Total interest income                       $ 113,208         $ 75,004            $ 349       $ 188,561
Total interest expense                         48,778           43,852               64          92,694
--------------------------------------------------------------------------------------------------------
Net interest income                            64,430           31,152              285          95,867
Provision for loan losses                       3,665               76                -           3,741
Total noninterest income                       20,852            2,552              508          23,912
Total noninterest expense                      55,547           27,506            3,835          86,888
--------------------------------------------------------------------------------------------------------
Net income before income taxes                 26,070            6,122           (3,042)         29,150
Income taxes                                    8,419            4,845             (405)         12,859
--------------------------------------------------------------------------------------------------------
Net income                                   $ 17,651          $ 1,277         $ (2,637)       $ 16,291
========================================================================================================

(1) Included in "other" are revenues, expenses and assets of the parent company.



(2) MERGERS AND ACQUISITIONS

     (a) Business Insurers of Guilford County. On September 1, 2000, Business Insurers of Guilford County ("Business Insurers") was merged into First Charter Insurer Services. As a result of this merger, approximately 283,000 shares of the Corporation's common stock were issued. This merger was accounted for as a pooling of interests, and accordingly all financial results for prior periods have been restated to include the financial results of both entities. In connection with the Business Insurers merger, the Corporation recorded pre-tax restructuring and merger-related expenses of approximately $575,000 ($425,000 after-tax), substantially all of which had been incurred at December 31, 2000.

     (b) Carolina First BancShares, Inc. On April 4, 2000, Carolina First BancShares, Inc. ("Carolina First" or "CFBI") was merged into the Corporation (the "Merger"). In accordance with the terms of the Merger Agreement, each share of the $2.50 par value common stock of Carolina First was converted into 2.267 shares of the no par value common stock of the Corporation on April 4, 2000, resulting in the net issuance of approximately 13.3 million common shares to the former Carolina First shareholders. The Merger was accounted for as a pooling of interests, and accordingly all financial results for prior periods have been restated to include the financial results of both entities. In connection with this transaction, the Corporation recorded pre-tax restructuring and merger-related expenses of approximately $15.7 million ($11.9 million after-tax).

     Carolina First, a North Carolina corporation, was a bank holding company operating 31 branch offices principally in the greater Charlotte, North Carolina area. At April 4, 2000, Carolina First had total consolidated assets of approximately $791.7 million, total consolidated loans of approximately $545.9 million, total consolidated deposits of approximately $674.8 million and total consolidated shareholders' equity of approximately $67.5 million.

     The following table indicates the primary components of the Carolina First and Business Insurers restructuring and merger-related charges, including the amounts incurred through December 31, 2000, and the amounts remaining as accrued expenses in other liabilities at December 31, 2000:


                                        Total Merger and Incurred Through  Remaining accrual
                                          Restructuring    December 31,     at December 31,
(Dollars in thousands)                       Charges           2000               200
---------------------------------------------------------------------------------------
Professional costs                           $ 3,907         $ 3,857              $ 50
Employee related costs                         5,336           3,436             1,900
Equipment writedowns                           4,125           4,125                 -
Conversion costs                               1,114           1,114                 -
Lease buyouts                                    909             382               527
Printing and filing fees                         187             187                 -
Other                                            672             672                 -
                                     --------------------------------------------------
  Total                                     $ 16,250        $ 13,773           $ 2,477
                                     ==================================================


     The employee-related costs include accruals for payments to be made in connection with the involuntary termination of approximately 130 employees who had been notified that their positions were redundant within the combined organizations and therefore no longer needed. These personnel were terminated from various areas of the Corporation. Other restructuring activities included closing and consolidating 14 branch facilities that were redundant, consolidating back-office functions and converting all of Carolina First's systems to First Charter systems. The remaining merger accrual consists of lease contract payments on closed facilities to be paid through 2010 and employee contract payments to be paid through 2007. The Corporation does not currently anticipate any material restructuring and merger-related expenses, including any material changes to the restructuring accrual, in 2001 related to the Merger.

     (c) HFNC Financial Corp. On September 30, 1998, the Corporation completed the merger of HFNC with and into the Corporation (the "HFNC Merger"). The HFNC Merger was completed and was accounted for as a pooling of interests. Accordingly, all current and prior periods' financial statements were restated to combine the accounts of HFNC with those of the Corporation. HFNC's fiscal period was conformed from its June 30 year-end to the December 31 year-end of the Corporation for the preparation of the 1998 and 1997 consolidated financial statements.

     As of September 30, 1998, there were 16,949,000 shares of HFNC common stock outstanding. Each share of HFNC common stock was converted into 0.57 shares of the Corporation's common stock.

     HFNC, a North Carolina corporation, was a unitary holding company organized in August 1995 in connection with the conversion of Home Federal Savings and Loan Association ("Home Federal") from mutual to stock form (the "Conversion"). The Conversion was effected on December 28, 1995, at which time Home Federal converted to a federal stock savings and loan association and became a wholly owned subsidiary of HFNC. Home Federal conducted its business from its main office, eight branch offices, and a loan origination office, all located in Mecklenburg County, North Carolina. During 1999, Home Federal was merged with and into First Charter National Bank. At September 30, 1998, HFNC had total consolidated assets of approximately $1.03 billion, total consolidated loans of approximately $819.5 million, total consolidated deposits of approximately $437.3 million, and total consolidated shareholders' equity of $174.2 million. In the third quarter of 1998, the Corporation recognized approximately $17.6 million of costs associated with the acquisition of HFNC. The primary components of these merger-related expenses were transaction and professional expenses and various severance-related obligations. With the exception of certain accrued retirement payments for former executives of HFNC, there are no remaining accrued liabilities associated with these charges at December 31, 2000.

     (d) Branch Purchase. On November 17, 2000, the Corporation purchased four financial centers with total loans of $9.4 million and total deposits of $88.3 million. Approximately $8.6 million of core deposit intangibles were recorded as a result of this transaction and are being amortized on a straight-line basis over 15 years. The financial centers are located in Bryson City, Jefferson, West Jefferson and Sparta, North Carolina.

     (e) Pre-Merger Financial Information. As previously disclosed, First Charter, Carolina First and Business Insurers merged in separate transactions accounted for as pooling of interests. The following tables summarize the impact of the Carolina First and Business Insurers mergers on the Corporation's net interest income, noninterest income, net income, basic income per share and diluted income per share for periods prior to the respective mergers.

                                                 Six Months Ended June 30, 2000
                                       -------------------------------------------------
                                                    As Reported
                                       ----------------------------------
(Dollars in thousands)                   First Charter    Business Insurers    Combined
----------------------------------------------------------------------------------------
Net interest income                              $ 50,843        $     -       $ 50,843
Noninterest income                                 13,770          1,318         15,088
Net income (loss)                                   6,130           (325)         5,805
Basic income per share                               0.20            n/m           0.19
Diluted income per share                             0.20            n/m           0.19

                                                Three Months Ended March 31, 2000
                                       -------------------------------------------------
                                                    As Reported
                                       ----------------------------------
(Dollars in thousands)                   First Charter    Carolina First       Combined
----------------------------------------------------------------------------------------
Net interest income                              $ 16,618        $ 8,451       $ 25,069
Noninterest income                                  4,567          2,019          6,586
Net income                                          6,292          2,174          8,466
Basic income per share                               0.36           0.36           0.27
Diluted income per share                             0.36           0.36           0.27

                                                         Year Ended December 31, 1999
                                       --------------------------------------------------------------
                                                             As Reported
                                       -------------------------------------------------
                                                                               Business
(Dollars in thousands)                     First Charter    Carolina First     Insurers    Combined
-----------------------------------------------------------------------------------------------------
Net interest income                              $ 66,098       $ 32,869        $     -     $ 98,967
Noninterest income                                 18,213          8,024          2,558       28,795
Net income                                         26,092          8,776            423       35,291
Basic income per share                               1.45           1.47            n/m         1.12
Diluted income per share                             1.45           1.45            n/m         1.11

                                                         Year Ended December 31, 1998
                                       --------------------------------------------------------------
                                                            As Reported
                                       -------------------------------------------------
                                                                               Business
(Dollars in thousands)                     First Charter    Carolina First     Insurers    Combined
-----------------------------------------------------------------------------------------------------
Net interest income                              $ 63,510       $ 28,616            $ -     $ 92,126
Noninterest income                                 13,650          8,048          2,214       23,912
Net income                                          9,236          6,709            346       16,291
Basic income per share                               0.51           1.14            n/m         0.51
Diluted income per share                             0.50           1.11            n/m         0.50

n/m = not meaningful

(3) COMPREHENSIVE INCOME

     Comprehensive income includes net income and all non-owner changes to the Corporation's equity. The Corporation's only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

     The Corporation's total comprehensive income for the years ended December 31, 2000, 1999 and 1998 was $34.3 million, $21.4 million and $16.7 million, respectively. Information concerning the Corporation's other comprehensive income for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                           2000                                1999                              1998
                             -------------------------------------------------------------------------------------------------------
                             BEFORE TAX              AFTER TAX  Before Tax              After Tax  Before Tax             After Tax
(DOLLARS IN THOUSANDS)          AMOUNT   TAX EFFECT    AMOUNT     Amount    Tax Effect    Amount     Amount    Tax Effect   Amount
------------------------------------------------------------------------------------------------------------------------------------
Unrealized gains/(losses)
  on securities:
  Unrealized gains (losses)
    arising during period      $ 11,146   $ 4,347      $ 6,799   $ (22,233)   $(8,866)    $(13,367)   $ 3,194   $ 1,273     $ 1,921
  Less:  Reclassification for
    realized gains (losses)      (4,303)   (1,678)      (2,625)        919        366          553      2,490       992       1,498
------------------------------------------------------------------------------------------------------------------------------------
  Unrealized gains (losses),
    net of reclassification    $ 15,449   $ 6,025      $ 9,424   $ (23,152)   $(9,232)    $(13,920)     $ 704     $ 281       $ 423
====================================================================================================================================

  Other comprehensive
    income                     $ 15,449   $ 6,025      $ 9,424   $ (23,152)   $(9,232)    $(13,920)     $ 704     $ 281       $ 423
====================================================================================================================================

(4)  SECURITIES AVAILABLE FOR SALE

     Securities available for sale at December 31, 2000 and 1999 and securities held to maturity at December 31, 1999 are summarized as follows:

AVAILABLE FOR SALE
                                                                            2000
------------------------------------------------------------------------------------------------------------
                                                                     GROSS          GROSS
                                                   AMORTIZED       UNREALIZED    UNREALIZED        FAIR
(Dollars in thousands)                                COST           GAINS         LOSSES         VALUE
------------------------------------------------------------------------------------------------------------
US government agency obligations                      $ 157,760        $ 1,491       $ 1,023       $158,228
Mortgage-backed securities                              151,097          2,387           208        153,276
State, county, and municipal obligations                 93,797            900           673         94,024
Equity securities                                        35,030            903           430         35,503
------------------------------------------------------------------------------------------------------------
  TOTAL                                               $ 437,684        $ 5,681       $ 2,334       $441,031
------------------------------------------------------------------------------------------------------------

AVAILABLE FOR SALE
                                                                            1999
------------------------------------------------------------------------------------------------------------
                                                                     Gross          Gross
                                                   Amortized       Unrealized    Unrealized        Fair
(Dollars in thousands)                                Cost           Gains         Losses         Value
------------------------------------------------------------------------------------------------------------

US government obligations                              $ 21,523           $ 26          $ 17       $ 21,532
US government agency obligations                        296,648              4        11,572        285,080
Mortgage-backed securities                               57,368            104           502         56,970
State, county, and municipal obligations                 89,870            472         1,892         88,450
Equity securities                                        34,534          1,130           791         34,873
------------------------------------------------------------------------------------------------------------
  TOTAL                                               $ 499,943        $ 1,736      $ 14,774       $486,905
------------------------------------------------------------------------------------------------------------

HELD TO MATURITY
                                                                            1999
------------------------------------------------------------------------------------------------------------
                                                                     Gross          Gross
                                                   Amortized       Unrealized    Unrealized        Fair
(Dollars in thousands)                                Cost           Gains         Losses         Value
------------------------------------------------------------------------------------------------------------

US government obligations                               $ 1,996            $ 1         $   1        $ 1,996
US government agency obligations                          7,831              -           330          7,501
Mortgage-backed securities                               17,668              7           605         17,070
State, county, and municipal obligations                  8,587             49           517          8,119
------------------------------------------------------------------------------------------------------------
  TOTAL                                                $ 36,082           $ 57       $ 1,453       $ 34,686
------------------------------------------------------------------------------------------------------------

     The expected maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation's securities portfolio at December 31, 2000 are summarized below. Actual maturities may differ from contractual maturities since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

                                             DUE AFTER 1        DUE AFTER 5
                          Due in 1 year       through 5          through 10      Due after
                             or less            years              years          10 years           Total
                        -----------------------------------------------------------------------------------------
(Dollars in thousands)   Amount    Yield    Amount  Yield     Amount   Yield    Amount   Yield   Amount    Yield
-----------------------------------------------------------------------------------------------------------------
Fair value of securities
  available for sale
U.S. government
 agency obligations       $ 4,986   6.73 % $ 95,313   6.96 % $ 22,960   7.07 % $ 34,969   6.89 % $ 158,228  6.95 %
Mortgage-backed
 securities (1)                 -      -    101,739   7.22     50,510   7.26      1,027   7.15   153,276    7.23
State and municipal
 obligations                8,198   8.32     30,119   6.80     39,291   6.88     16,416   6.81    94,024    6.97
Equity securities (2)           -      -          -      -          -      -     35,503   6.92    35,503    6.92
-------------------------------------------------------------------------------------------------------------------
Total                    $ 13,184   7.72 % $227,171   7.05 % $112,761   7.09 % $ 87,915   6.89 % 441,031    7.05 %
===================================================================================================================
AMORTIZED COST OF SECURITIES
  AVAILABLE FOR SALE     $ 13,110          $224,422          $111,523          $ 88,629          437,684
===================================================================================================================

(1) Maturities estimated based on average life of security.
(2) Although equity securities have no stated maturity, they are presented for illustrative purposes only.

     Securities with an aggregate carrying value of $238.3 million at December 31, 2000 were pledged to secure public deposits, securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") borrowings. Proceeds from the sale of securities available for sale were $212.1 million in 2000, $68.0 million in 1999, and $29.8 million in 1998. Gross gains of $2.6 million and gross losses of $6.9 million were realized in 2000. Gross gains of $2.0 million and gross losses of $1.0 million were realized in 1999. Gross gains of $2.5 million and gross losses of $56,000 were realized in 1998. At December 31, 2000 and 1999, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis of $22.8 million and $22.6 million, respectively, which is included in equity securities.

     Other-than-temporary declines in the fair value of certain equity securities held in the Corporation's available for sale portfolio resulted in write downs of $1.6 million and $66,000 in 2000 and 1999. There were no such write downs during 1998.

     In connection with the merger with CFBI in 2000, FCNB transferred CFBI's securities held to maturity of $35.3 million to securities available for sale due to the impact of these securities on the Corporation's interest rate risk as compared to Corporate policy.

     As of December 31, 2000, there were no issues of securities available for sale (excluding U.S. government agency obligations) which had carrying values that exceeded 10% of shareholders' equity of the Corporation.

     As of December 31, 2000, there were no securities classified as held to maturity.

(5)  LOANS

     The Corporation's primary market area includes North Carolina, and predominately centers on the Metro region of Charlotte, North Carolina. At December 31, 2000, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. The diversity of the region's economic base provides a stable lending environment. An area of significant concentration of credit risk has not been specified due to the diverse industrial base in the region.

     Loans at December 31, 2000 and 1999 were:


                                                                               2000               1999
                                                                          ----------------   ----------------
(Dollars in thousands)                                                        AMOUNT             Amount
-------------------------------------------------------------------------------------------------------------

Commercial, financial and
 agricultural                                                                   $ 216,515          $ 204,360
Real estate - construction                                                        332,474            316,794
Real estate - commercial                                                          577,580            445,405
Real estate - mortgage                                                            922,038            891,964
Installment                                                                       109,015            109,512
-------------------------------------------------------------------------------------------------------------
  TOTAL                                                                       $ 2,157,622        $ 1,968,035
-------------------------------------------------------------------------------------------------------------

Nonaccrual loans included above                                                  $ 26,587           $ 10,353
Restructured loans                                                                      -                 37
-------------------------------------------------------------------------------------------------------------
  TOTAL NONPERFORMING LOANS                                                        26,587             10,390
-------------------------------------------------------------------------------------------------------------
Other real estate                                                                   2,989              2,262
-------------------------------------------------------------------------------------------------------------
  TOTAL NONPERFORMING ASSETS                                                       29,576             12,652
-------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing included above                      430              3,638
-------------------------------------------------------------------------------------------------------------
  TOTAL NONPERFORMING ASSETS AND LOANS 90 DAYS
  OR MORE PAST DUE AND STILL ACCRUING INCLUDED ABOVE                             $ 30,006           $ 16,290
-------------------------------------------------------------------------------------------------------------

     Mortgage loans held for sale are included in real estate - mortgage loans and are carried at the lower of aggregate cost or market. Mortgage loans held for sale were $5.1 million and $1.9 million at December 31, 2000 and 1999, respectively.

     Due to increases in certain interest rates during 2000, and the resulting impact on the Corporation's interest rate risk, the Corporation classified $45.3 million in lower-yielding mortgage loans as held for sale during the second quarter of 2000. The Bank entered into agreements for the sale of these loans, with the sales closing in May of 2000. The loans were sold with servicing rights retained. The Corporation recognized a loss of approximately $99,000 on the sales transaction and recorded $0.4 million in servicing rights.

     Due to increases in certain interest rates during the first quarter of 1999, and the resulting impact on the Corporation's interest rate risk, the Corporation classified $147.6 million in lower-yielding mortgage loans as held for sale during March 1999, selling the loans in April 1999. The loans were sold with servicing rights retained. The Corporation recognized a gain of approximately $1.8 million on the sales transaction during 1999 and recorded $1.7 million in servicing rights.

     The carrying value and estimated fair value of mortgage servicing rights at December 31, 2000 was $1.7 million and $2.1 million, respectively, compared to a carrying value and estimated fair value of $1.5 million and $1.7 million at December 31, 1999. Residential real estate loans are presented net of loans serviced for others totaling $182.9 million and $152.9 million at December 31, 2000 and 1999, respectively.

     Interest income that would have been recorded on nonaccrual loans and restructured loans for the years ended December 31, 2000, 1999 and 1998, had they performed in accordance with their original terms, amounted to approximately $2.3 million, $1.0 million, and $0.5 million, respectively. Interest income on all such loans included in the results of operations for 2000, 1999 and 1998 amounted to approximately $1.3 million, $0.4 million, and $0.2 million, respectively.

     The recorded investment in individually impaired loans was $17.7 million (of which $17.7 million was on nonaccrual status) and $10.3 million (of which $9.8 million was on nonaccrual status) at December 31, 2000 and 1999, respectively. The related allowance for loan losses on these loans was $4.7 million and $3.6 million at December 31, 2000 and 1999, respectively. The average recorded investment in individually impaired loans for 2000 was $16.7 million, and the income recognized during 2000 was $0.3 million, all of which was recognized using the cash method of income recognition. The average recorded investment in individually impaired loans for 1999 was $8.9 million, and the income recognized during 1999 was $0.4 million, all of which was recognized using the cash method of income recognition. The average recorded investment in individually impaired loans for 1998 was $5.4 million, and the income recognized during 1998 was $0.1 million, all of which was recognized using the cash method of income recognition.

     The following is a reconciliation of loans outstanding to executive officers, directors and their associates for the year ended December 31, 2000:

                                             (Dollars in thousands)
Balance at December 31, 1999                               $ 7,443
New loans                                                    8,122
Principal repayments                                         1,806
-------------------------------------------------------------------
Balance at December 31, 2000                              $ 13,759
===================================================================

     In the opinion of management, these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Such loans, in the opinion of management, do not involve more than the normal risks of collectibility.

(6) ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2000, 1999 and 1998:

(Dollars in thousands)                           2000            1999            1998
---------------------------------------------------------------------------------------
Beginning balance                              $25,002         $ 22,278       $ 21,100
Provision for loan losses                        7,615            5,005          3,741
Adjustment for loan sales                         (113)            (369)             -
Charge-offs                                      5,063            2,773          3,416
Recoveries                                       1,006              861            853
---------------------------------------------------------------------------------------
  Net loan charge-offs                           4,057            1,912          2,563
---------------------------------------------------------------------------------------
ENDING BALANCE                                 $28,447         $ 25,002       $ 22,278
---------------------------------------------------------------------------------------

(7) PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 2000 and 1999 are summarized as follows:

---------------------------------------------------------------------------------------
(Dollars in thousands)                                   2000                   1999
---------------------------------------------------------------------------------------
Land                                                   $ 10,339               $ 11,358
Buildings                                                25,157                 29,207
Furniture and equipment                                  36,409                 33,324
Leasehold improvements                                    2,318                  2,824
Construction in progress                                 37,249                 12,127
---------------------------------------------------------------------------------------
  TOTAL PREMISES AND EQUIPMENT                          111,472                 88,840
---------------------------------------------------------------------------------------
Less accumulated depreciation and amortization           34,806                 32,360
---------------------------------------------------------------------------------------
  PREMISES AND EQUIPMENT, NET                          $ 76,666               $ 56,480
=======================================================================================

(8) DEPOSITS

     A summary of deposit balances at December 31, 2000 and 1999 is as follows:

(Dollars in thousands)                         2000              1999
-------------------------------------------------------------------------
Noninterest bearing demand                   $ 242,983         $ 228,030
Interest bearing demand                        254,867           272,482
Money market accounts                          244,343           235,728
Savings deposits                               122,190           171,997
Certificates of deposit                      1,133,851           908,254
-------------------------------------------------------------------------
  TOTAL DEPOSITS                            $1,998,234        $1,816,491
=========================================================================

     The aggregate amount of certificates of deposit with denominations greater than $100,000 was $460.2 million and $325.7 million at December 31, 2000 and 1999, respectively.

      At December 31, 2000, the scheduled maturities of all certificates of deposit are as follows:

(Dollars in thousands)
2001                                       $   955,508
2002                                           135,136
2003                                            32,373
2004                                             3,916
2005                                             6,368
2006 and after                                     550
-------------------------------------------------------
  TOTAL                                    $ 1,133,851
=======================================================

(9) OTHER BORROWINGS

     The following is a schedule of other borrowings:

                                                       INTEREST                                    MAXIMUM
                                         BALANCE         RATE                        AVERAGE     OUTSTANDING
                                          AS OF          AS OF           AVERAGE    INTEREST        AT ANY
(Dollars in thousands)                 DECEMBER 31,   DECEMBER 31,       BALANCE      RATE        MONTH-END
------------------------------------------------------------------------------------------------------------
               2000
Federal funds purchased and securities
  sold under agreements
  to repurchase                           $ 114,328          5.65 %     $ 112,625      5.86 %     $ 141,650
FHLB borrowings                             455,696          6.06         443,918      5.95         497,604
Other                                             -             -             316      7.26             837
------------------------------------------------------------------------------------------------------------
  Total                                   $ 570,024                     $ 556,859                 $ 640,091
------------------------------------------------------------------------------------------------------------

                                                        Interest                                   Maximum
                                          Balance         Rate                       Average     Outstanding
                                           as of          as of          Average    Interest        at Any
(Dollars in thousands)                 December 31,    December 31,      Balance      Rate        Month-end
------------------------------------------------------------------------------------------------------------
               1999
Federal funds purchased and securities
  sold under agreements
  to repurchase                           $ 106,590          5.47 %      $ 91,841      5.10 %     $ 195,466
FHLB borrowings                             434,826          5.11         354,680      5.48         434,826
Other                                           605          4.92           1,112      6.33           3,227
------------------------------------------------------------------------------------------------------------
  TOTAL                                   $ 542,021                     $ 447,633                 $ 633,519
------------------------------------------------------------------------------------------------------------

     Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities ranging from 1 to 89 days collateralized by a portion of the Corporation's securities of the United States government or its agencies, which have been delivered to a third party custodian for safekeeping.

     At December 31, 2000, FCNB had one available line of credit with the FHLB totaling $514.2 million with approximately $455.7 million outstanding. The outstanding amounts consisted of $187.3 million maturing in 2001, $30.0 million maturing in 2003, $55.0 million maturing in 2004, $76.0 million in 2009, $107.0 million maturing in 2010, and $0.4 million maturing in 2011. At December 31, 2000, such amounts were outstanding at market interest rates for the specific advance program and maturity. In addition, the FHLB requires banks to pledge collateral to secure the advances as described in the line of credit agreement. The collateral consists of FHLB stock and qualifying 1-4 family residential mortgage loans.

     At December 31, 2000, FCNB also had federal funds back-up lines of credit totaling $56.0 million, of which there were no amounts outstanding. At December 31, 2000, the Corporation had lines of credit totaling $25.0 million, of which there were no amounts outstanding.

(10) INCOME TAX

     Income tax expense (benefit) consisted of the following:

                                     Years ended December 31,
-------------------------------------------------------------------
(Dollars in thousands)           2000          1999         1998
-------------------------------------------------------------------

CURRENT:
Federal                         $13,774       $16,285      $12,772
State                              (113)          197        1,682
-------------------------------------------------------------------
   TOTAL CURRENT                $13,661       $16,482      $14,454
-------------------------------------------------------------------

DEFERRED:
Federal                          $ (251)        $ (46)    $ (1,336)
State                               (98)           44         (259)
-------------------------------------------------------------------
   TOTAL DEFERRED                $ (349)         $ (2)    $ (1,595)
-------------------------------------------------------------------

TOTAL INCOME TAXES:
Federal                         $13,523       $16,239      $11,436
State                              (211)          241        1,423
-------------------------------------------------------------------
   TOTAL INCOME TAXES           $13,312       $16,480      $12,859
===================================================================

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

                                                       Years ended December 31,
--------------------------------------------------------------------------------------------------
(Dollars in thousands)                       2000                 1999                1998
--------------------------------------------------------------------------------------------------

Income before income taxes            $38,153              $51,771              $29,150
==================================================================================================

Tax expense at statutory rate          13,354   35.00 %     18,120   35.00 %     10,203  35.00 %
Differences resulting from:
  Tax exempt income                    (1,594)  (4.17)      (1,709)  (3.30)      (1,524) (5.23)
  Nondeductible merger expenses         1,733    4.54            -       -        3,536  12.13
  State income tax, net of
    federal benefit                      (137)  (0.36)         157    0.30          924   3.17
  Other                                   (44)  (0.12)         (88)  (0.17)        (280) (0.96)
--------------------------------------------------------------------------------------------------
Total                                 $13,312   34.89 %    $16,480   31.83 %    $12,859  44.11 %
==================================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

-----------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                           2000         1999
-----------------------------------------------------------------------------------------------------

DEFERRED TAX ASSETS:
  Allowance for loan loss                                                      $ 11,232     $ 10,078
  Deferred loan fees                                                                150          318
  Accrued expenses deductible when paid for tax purposes                          4,734        2,134
  Deferred compensation                                                             873        2,005
  Unrealized losses on securities available for sale, net                             -        4,111
  Intangibles                                                                         -          186
  Other                                                                             656          522
-----------------------------------------------------------------------------------------------------
    TOTAL GROSS DEFERRED TAX ASSETS                                              17,645       19,354
-----------------------------------------------------------------------------------------------------
  Less valuation allowance                                                            -            -
-----------------------------------------------------------------------------------------------------
    NET DEFERRED TAX ASSETS                                                      17,645       19,354
-----------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
  Unrealized gains on securities available for sale                              (1,449)           -
  Depreciable basis of fixed assets                                                (637)        (174)
  Federal Home Loan Bank of Atlanta stock                                        (1,054)      (1,054)
  Bad debt reserve recapture, tax accounting adjustment                            (131)        (230)
  Market adjustment for investment in partnership interest                       (1,808)           -
  Intangibles                                                                       (17)           -
  Other                                                                            (161)        (297)
-----------------------------------------------------------------------------------------------------
    TOTAL GROSS DEFERRED TAX LIABILITY                                           (5,257)      (1,755)
-----------------------------------------------------------------------------------------------------
    NET DEFERRED TAX ASSETS                                                    $ 12,388     $ 17,599
-----------------------------------------------------------------------------------------------------

     A portion of the current year change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax expense of $5.6 million has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $0.3 million.

     There was no valuation allowance for deferred tax assets as of December 31, 2000 and 1999. There was no change in the total valuation allowance during 2000 and 1999. It is management's belief that realization of the deferred tax asset is more likely than not.

     Tax returns for 1997 and subsequent years are subject to examination by taxing authorities.

     Retained earnings at December 31, 2000 and 1999 includes approximately $7.2 million (tax effect) representing pre-1988 tax bad debt reserve base year reserve amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Corporation's stock.

(11) EMPLOYEE BENEFIT PLANS

     401(k) Plan and Money Purchase Pension Plan. The Corporation has a qualified Retirement Savings Plan (401(k) Plan) for all eligible employees of the Corporation. Pursuant to the Savings Plan, an eligible employee may elect to defer between 1 percent and 10 percent of compensation. At the discretion of the Board of Directors, the Corporation may contribute an amount necessary to match all or a portion of a participant's elective deferrals in an amount to be determined by the Board of Directors from time to time, up to a maximum of 6 percent of a participant's compensation. In addition, the Corporation may contribute an additional amount to each participant's Savings Plan account as determined at the discretion of the Board of Directors. The Corporation adopted a qualified Money Purchase Pension Plan effective January 1, 1997 for all eligible employees of the Corporation. Pursuant to the Money Purchase Pension Plan, the Corporation contributes annually to each participant's Plan account an amount equal to 3 percent of the participant's compensation. Prior to 1997, such contributions were made to the Savings Plan. The Corporation's aggregate contributions to the Savings Plan and Money Purchase Pension Plan (excluding Home Federal in 1998) amounted to $2.0 million, $1.2 million and $0.9 million for 2000, 1999 and 1998, respectively.

     CFBI Profit Sharing Plan. CFBI sponsored a contributory profit-sharing plan, which provided for participation by substantially all employees. Participants could make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plan provided for employee contributions up to 15 percent of the participant's annual salary and employer contribution up to 6 percent of the participant's salary. Contributions to the plan for the years ended December 31, 1999 and 1998 were $0.9 million and $0.8 million respectively. As of the date of the Merger, the plan was frozen awaiting termination.

     First Charter Option Plan Trust. Effective December 1, 2000, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Option Plan Trust (the "OPT Plan"). The OPT Plan is a tax-deferred capital accumulation plan. Under the OPT Plan, qualified participants may elect to defer up to 50 percent of their base salary and receive salary options on mutual fund investments. In addition, the Corporation may grant participants bonus options in lieu of cash bonuses. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. Eligible employees for the OPT Plan include executive management as well as key members of senior management. Deferrals of compensation pursuant to this plan in 2000 were insignificant.

(12) SHAREHOLDERS' EQUITY, STOCK PLANS AND STOCK AWARDS

     Shareholders Rights Plan. On July 19, 2000 the Board of Directors adopted a Stockholder Protection Rights Plan. In connection with the adoption of the plan, the Board declared a dividend of one share purchase right ("Right") on each outstanding share of common stock. Issuances of the Corporation's common stock after August 9, 2000, include Share Purchase Rights. Generally, the Rights will be exercisable only if a person or group acquires 15 percent or more of Corporation's common stock or announces a tender offer. Each Right will entitle stockholders to buy 1/1000 of a share of a new series of junior participating preferred stock of the Company at an exercise price of $80. Prior to the time they become exercisable, the Rights are redeemable for one cent per Right at the option of the Board of Directors.

     If the Corporation is acquired after a person has acquired 15 percent or more of its common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of shares of the acquiring company's common stock having a market value of twice such price. Additionally, if the Corporation is not acquired, a Rights holder (other than the person or group acquiring 15 percent or more) will be entitled to purchase, at the Right's then-current exercise price, a number of shares of the Corporation's common stock having a market value of twice such price.

     Following the acquisition of 15 percent or more of the common stock, but less than 50 percent by any Person or Group, the Board may exchange the Rights (other than Rights owned by such person or group) at an exchange ratio of one share of common stock for each Right.

     The Rights were distributed on August 9, 2000, to stockholders of record as of the close of business on such date. The Rights will expire on July 19, 2010.

     Dividend Reinvestment and Stock Purchase Plan. The Corporation maintains the Dividend Reinvestment and Stock Purchase Plan (the "DRIP"), pursuant to which 1,000,000 shares of common stock of the Corporation have been reserved for issuance. Shareholders may elect to participate in the DRIP and have dividends on shares of common stock reinvested and may make optional cash payments of up to $3,000 per calendar quarter to be invested in common stock of the Corporation. Pursuant to the terms of the DRIP, upon reinvestment of the dividends and optional cash payments, the Corporation can either issue new shares valued at the then current market value of the common stock or the administrator of the DRIP can purchase shares of common stock in the open market. During 2000, the Corporation issued 164,630 shares and the administrator of the DRIP purchased 51,653 shares in the open market.

     Restricted Stock Award Program. In April 1995, the shareholders approved the First Charter Corporation Restricted Stock Award Program (the "Restricted Stock Plan"). Awards of restricted stock may be made under the Restricted Stock Plan at the discretion of the Compensation Committee of the Board of Directors of the Corporation, which shall determine the key participants, the number of shares awarded to participants, and the vesting terms and conditions applicable to such awards. A maximum of 360,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. Compensation expense of approximately $77,000 and $62,000 was recognized during 2000 and 1999, respectively, in connection with the Restricted Stock Plan. The following table presents the status of the Restricted Stock Plan as of December 31, 2000 and 1999 and changes during the years then ended:

                                                           Weighted Average
                                            Shares            Grant Price
---------------------------------------------------------------------------
Outstanding at December 31, 1998               4,683          $ 25.6250
Granted                                       15,000            18.5833
Vested                                        (4,170)           20.5591
Forfeited                                          -                  -
                                         ------------
Outstanding at December 31, 1999              15,513            20.1780
Granted                                        5,000            13.4375
Vested                                        (5,170)           19.1816
Forfeited                                          -                  -
                                         ------------
Outstanding at December 31, 2000              15,343          $ 18.3171
                                         ============

     Management Recognition and Retention Plan. The Management Recognition and Retention Plan ("MRRP") was sponsored by Home Federal and provided for Home Federal's Board of Directors to award restricted stock to officers and key employees of Home Federal as well as non-employee directors of Home Federal. The MRRP authorized Home Federal to grant up to 391,590 shares of Corporation common stock. One-fifth of the shares granted vested immediately upon grant, with the remainder vesting at a rate of 25 percent per year over the next four anniversary dates of the grants. Approximately $2.2 million in compensation expense related to the MRRP was recognized during the year ended December 31, 1998. In addition, the Corporation recognized approximately $6.5 million in merger expenses during 1998 related to the accelerated vesting of shares in connection with the merger with HFNC, in accordance with the terms of the MRRP. Subsequent to the consummation of the merger of the Corporation with HFNC, no further grants of MRRP shares are to be made. The following table presents the status of the MRRP as of December 31, 1998 and changes during the year then ended:

                                                           Weighted Average
                                            Shares            Grant Price
---------------------------------------------------------------------------
Outstanding at December 31, 1997                246,627
Granted                                               -         $    -
Vested                                         (246,171)         30.26
Forfeited                                          (456)         30.26
                                            ------------
Outstanding at December 31, 1998                      -
                                            ============

      Employee Stock Ownership Plan. In connection with its conversion to a stock savings and loan association, Home Federal established an Employee Stock Ownership Plan ("ESOP"). Concurrent with the conversion, 900,000 shares of the Corporation's common stock were purchased on December 28, 1995 by the ESOP with the proceeds of a $9.0 million loan from Home Federal's wholly owned subsidiary, HFNC Investment Corp. A corresponding amount related to unearned ESOP shares of $11,343,587 at December 31, 1997 is included as a reduction of shareholders' equity. In accordance with the terms of the ESOP, all shares were considered allocated to participants (after repayment of the debt) concurrent with the consummation of the HFNC Merger in 1998. Compensation expense related to the ESOP was approximately $1.0 million for the year ended December 31, 1998. Additionally, the Corporation recognized $2.0 million in merger expenses during 1998 related to the termination of the ESOP in connection with the merger with HFNC.

     First Charter Comprehensive Stock Option Plan. Under the terms of the First Charter Corporation Comprehensive Stock Option Plan (the "Comprehensive Stock Option Plan"), stock options (which can be incentive stock options or non-qualified stock options) may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Plan generally shall be determined by the Compensation Committee of the Board of Directors of the Corporation (the "Compensation Committee"). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options.

     First Charter Corporation Stock Option Plan for Non-Employee Directors. In April 1997, the shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (the "Director Plan"). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally shall be determined by the Compensation Committee. The exercise price for each option granted, however, shall be the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan.

     2000 Omnibus Stock Option and Award Plan. In June 2000, the shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (the "2000 Omnibus Plan"). Under the 2000 Omnibus Plan, 2,000,000 shares of common stock are reserved for issuance. Stock options (which can be incentive stock options or non-qualified stock options) and other stock-based awards may be periodically granted to key employees of First Charter and its Directors. The terms and vesting schedules of options granted under the 2000 Omnibus Plan shall be determined by the Compensation Committee. However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options.

     Employee Stock Purchase Plans. The Corporation previously adopted an Employee Stock Purchase Plan (the "ESPP") in 1998 and 1996, pursuant to which stock options were granted to employees, based on their eligibility and compensation, at a price of 85% to 90% of the fair market value of the shares at the date of grant. The option and vesting period was generally for a term of two years. A maximum of 180,000 shares are reserved for issuance under the 1996 ESPP and 180,000 shares are reserved for issuance under the 1998 ESPP, which was approved by the shareholders of the Corporation in April 1997.

     The Board of Directors of the Corporation determined that it was in the best interest of the Corporation to implement a new employee stock purchase plan that can continue beyond a two-year period, to allow more flexibility with the timing of the grant of, and the exercise periods for, options granted to employees. The 1999 ESPP described below allows for multiple grants of options thereunder and is designed to remain in effect as long as there are shares available under the 1999 ESPP to be granted. Pursuant to the terms of the 1999 ESPP, a maximum of 300,000 shares of the Corporation's Common Stock may be issued to employees under the 1999 ESPP, subject to adjustment generally to protect against dilution in the event of changes in the capitalization of the Corporation.

     The 1999 ESPP is administered by the Compensation Committee. The Compensation Committee is able to prescribe rules and regulations for such administration and to decide questions with respect to the interpretation or application of the 1999 ESPP.

     The Corporation intends that options granted under the 1999 ESPP will satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), and the regulations thereunder. The 1999 ESPP, however, is not qualified under the provisions of Section 401(a) of the Code and is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended.

     Summary of Stock Option and Employee Stock Purchase Plan Programs. The following is a summary of activity under the Comprehensive Plan, the Director Plan, the 2000 Omnibus Plan and the 1999, 1998 and 1996 ESPP's during the periods indicated. For comparison purposes, HFNC and the Corporation were consolidated using conforming calendar years.

                                              OPTION         OPTION PRICE      WEIGHTED AVERAGE
                                              SHARES           PER SHARE        EXERCISE PRICE
-----------------------------------------------------------------------------------------------
Outstanding at December 31, 1997               1,845,240   $  1.65 - 25.93          $ 16.66
Granted                                           97,290     12.79 - 16.75            18.93
Exercised                                        216,911      1.89 - 18.85             3.49
Forfeited                                         38,455      3.53 - 26.75            13.89
                                           --------------
Outstanding at December 31, 1998               1,687,164      1.65 - 26.75            17.19
Granted                                          338,586      9.04 - 24.88            17.32
Exercised                                        195,593      1.65 - 18.85             3.79
Forfeited                                         33,740      3.86 - 26.75            14.88
                                           --------------
Outstanding at December 31, 1999               1,796,417      1.89 - 26.75            18.78
GRANTED                                          292,049     13.00 - 16.81            14.67
EXERCISED                                        223,546      1.65 - 13.83             4.71
FORFEITED                                         58,792      1.85 - 26.38            16.21
                                           --------------
OUTSTANDING AT DECEMBER 31, 2000               1,806,128      1.85 - 26.75            19.84
                                           --------------
SHARES EXERCISABLE AT DECEMBER 31, 2000        1,398,908   $  1.85 - 26.75          $ 20.71
                                           ==============

     The weighted average remaining contractual lives of stock options were 5.80 years at December 31, 2000.

     Pro-Forma Impact of Stock Compensation Programs. At December 31, 2000, as described above, the Corporation has various stock-based compensation plans. The Corporation adopted SFAS 123, "Accounting for Stock-Based Compensation" on January 1, 1996, and elected to continue to measure compensation cost relative to these plans using APB 25. The disclosure of the pro forma net income and earnings per share as if the fair value based accounting method of SFAS 123 had been used to account for stock-based compensation is required only for awards granted after December 31, 1994, and is provided below. Consequently, the effects of applying SFAS 123 pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income in future years.

     The following table presents the pro forma effect on net income and on basic and diluted income per share of applying the fair value provisions of SFAS No. 123 discussed above:

                                                     Years Ended December 31,
                                           ------------------------------------------
(Dollars in thousands, except per share data)  2000           1999           1998
-------------------------------------------------------------------------------------
Net income:
  As reported                                 $24,841       $ 35,291       $ 16,291
  Pro forma                                    23,548         33,983         14,574

Basic income per share:
  As reported                                    0.79           1.12           0.51
  Pro forma                                      0.75           1.08           0.46
Diluted income per share:
  As reported                                    0.79           1.11           0.50
  Pro forma                                      0.75           1.07           0.45

         The fair value of each option granted during 2000, 1999 and 1998 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                Years Ended December 31,
                                                  ---------------------------------------------------
                                                        2000            1999              1998
-----------------------------------------------------------------------------------------------------
2000 OMNIBUS STOCK OPTION AND AWARD PLAN
Dividend yield                                             4.71%            None                None
Risk free interest rates                           5.53 TO 6.79%            None                None
Expected lives                                          10 YEARS            None                None
Volatility                                                   47%            None                None

COMPREHENSIVE STOCK OPTION PLAN
Dividend yield                                              None           4.57%               2.40%
Risk free interest rates                                    None   4.66 to 6.06%      5.50% to 6.65%
Expected lives                                              None         6 years             6 years
Volatility                                                  None             38%                 25%

DIRECTOR PLAN
Dividend yield                                             4.71%           4.57%               2.20%
Risk free interest rates                                   6.79%           6.17%               5.64%
Expected lives                                          10 YEARS         6 years             6 years
Volatility                                                   47%             38%                 25%

1999 EMPLOYEE STOCK PURCHASE PLAN
Dividend yield                                             4.71%           4.57%                None
Risk free interest rates                                   6.58%           6.04%                None
Expected lives                                            1 YEAR         6 years                None
Volatility                                                   47%             38%                None

1998 EMPLOYEE STOCK PURCHASE PLAN
Dividend yield                                              None            None               1.70%
Risk free interest rates                                    None            None               6.28%
Expected lives                                              None            None             4 years
Volatility                                                  None            None                 18%

(13) COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     Commitments and Off-Balance Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.

     At December 31, 2000, the Corporation's exposure to credit risk was represented by preapproved but unused lines of credit for loans totaling $488.6 million and standby letters of credit aggregating $10.9 million. Of the $488.6 million of preapproved unused lines of credit, $112.2 million were at fixed rates and $376.4 million were at floating rates. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management's credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but may not be limited to, accounts receivable, inventory and commercial and residential real estate.

     The Bank primarily makes commercial and installment loans to customers throughout its market area. The Corporation's primary market area includes the states of North Carolina, and predominately centers on the Metro region of Charlotte, North Carolina. The real estate loan portfolio can be affected by the condition of the local real estate markets.

     Average daily Federal Reserve balance requirements for the year ended December 31, 2000 amounted to $0.6 million.

     Contingencies. From late 1996 through mid 2000, Home Federal, a former subsidiary of the Corporation that was merged into the Bank in March 1999, was involved in a series of lawsuits in state and federal courts with a former borrower, companies controlled by the borrower and with members of the former borrower's family. That litigation was described in prior quarterly and annual reports and has now been concluded without liability on the part of the Corporation or the Bank.

     The Corporation and the Banks are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity or financial position of the Corporation or the Bank.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates of financial instruments are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Where information regarding the fair value of a financial instrument is available, those values are used, as is the case with investment securities and residential mortgage loans. In these cases, an open market exists in which those financial instruments are actively traded.

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, FCNB has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage broker operations and premises and equipment. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

     The Corporation's fair value methods and assumptions are as follows:

         Cash and due from banks, federal funds sold, interest bearing bank deposits - the carrying value is a reasonable estimate of fair value due to the short term nature of these financial instruments.

         Securities available for sale - fair value is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

         Loans - the carrying value for variable rate loans that are performing is a reasonable estimate of fair value due to contractual interest rates being based on current indices. Fair value for fixed rate loans is estimated based upon discounted future cash flows using discount rates comparable to rates currently offered for such loans. The fair value of nonperforming loans is based on the book value of each loan, less an applicable reserve for credit losses. The reserve for credit losses is determined on a loan by loan basis for nonperforming assets based on one or a combination of the following: external appraisals, internal assessments using available market information and specific borrower information, or discounted cash flow analysis.

         Deposit accounts -the fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities. The fair value of all other deposit account types is the amount payable on demand at year-end.

         Other borrowings - the carrying value for shorter-term borrowings is a reasonable estimate of fair value because these instruments are generally payable in 90 days or less. The fair value for borrowings with maturities greater than 90 days is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

         Commitments to extend credit and standby letters of credit - the large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value of these financial instruments is considered to approximate their carrying value.

     Based on the limitations, methods, and assumptions noted above, the following table presents the carrying amounts and fair values of the Corporation's financial instruments at December 31, 2000 and 1999:

                                                                             December 31,
                                         -------------------------------------------------------------------------------
                                                        2000                                   1999
                                         -------------------------------------------------------------------------------
                                                                ESTIMATED                                Estimated
                                              CARRYING             FAIR              Carrying              Fair
(Dollars in thousands)                         AMOUNT             VALUE               Amount               Value
------------------------------------------------------------------------------------------------------------------------
Financial assets:
  Cash and due from banks                     $ 71,196          $ 71,196            $ 94,568              $ 94,568
  Federal funds sold                             1,015             1,015                 665                   665
  Interest bearing bank deposits               122,461           122,461               2,435                 2,435
  Securities held to maturity                        -                 -              36,082                34,686
  Securities available for sale                441,031           441,031             486,905               486,905
  Loans, net of allowance for loan losses    2,128,960         2,153,307           1,942,830             1,921,919
Financial liabilities:
  Deposits                                   1,988,234         2,004,386           1,816,491             1,813,757
  Other borrowings                             570,024           579,633             542,021               539,191

(15) REGULATORY MATTERS

     The Corporation and the Bank are subject to various regulatory capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly discretionary
- actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of December 31, 2000, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2000, the most recent notifications from the Corporation's various regulators categorized FCNB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FCNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the institution's categories.

     The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table below:

                                                                                                    To Be Well Capitalized
                                                                             For Capital             Under Current Prompt
                                                                          Adequacy Purposes      Corrective Action Provisions
                                                        Actual           --------------------    ----------------------------
                                                 --------------------                 Minimum                     Minimum
(Dollars in thousands)                              Amount     Ratio        Amount     Ratio         Amount        Ratio
                                                 ------------ -------    ------------ -------    -------------  ------------

At December 31, 2000:
Total Capital (to Risk Weighted Assets)
      First Charter Corporation                    $ 316,077   14.17 %     $ 178,421    8.00 %            None       None
      First Charter National Bank                    294,806   13.51         174,621    8.00         $ 218,277      10.00 %

Tier I Capital (to Risk Weighted Assets)
      First Charter Corporation                    $ 288,192   12.92 %      $ 89,211    4.00 %            None       None
      First Charter National Bank                    267,507   12.26          87,311    4.00         $ 130,966       6.00 %

Tier I Capital (to Adjusted Average Assets)
      First Charter Corporation                    $ 288,192   10.27 %     $ 112,278    4.00 %            None       None
      First Charter National Bank                    267,507    9.60         111,469    4.00         $ 139,337       5.00 %

At December 31, 1999:
Total Capital (to Risk Weighted Assets)
      First Charter Corporation                    $ 314,692   16.77 %     $ 150,149    8.00 %            None       None
      First Charter National Bank                    284,692   15.25         149,307    8.00         $ 186,633      10.00 %

Tier I Capital (to Risk Weighted Assets)
      First Charter Corporation                    $ 291,236   15.52 %      $ 75,075    4.00 %            None       None
      First Charter National Bank                    261,343   14.00          74,653    4.00         $ 111,980       6.00 %

Tier I Capital (to Adjusted Average Assets)
      First Charter Corporation                    $ 291,236   11.22 %     $ 103,843    4.00 %            None       None
      First Charter National Bank                    261,343   10.12         103,265    4.00         $ 129,081       5.00 %

(16) FIRST CHARTER CORPORATION (PARENT COMPANY)

     The principal assets of the Parent Company are its investment in the Bank, and its principal source of income is dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the Bank to the Parent Company and the amount of dividends which can be paid to the Parent Company. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice. At December 31, 2000, the Parent Company's $288.3 million investment in subsidiaries is restricted as to transfer to the Parent Company without obtaining prior regulatory approval.

     The Parent Company's balance sheet data as of December 31, 2000 and 1999 and related statements of income and cash flow data for each of the years in the three-year period ended December 31, 2000 are as follows:

------------------------------------------------------------------------------
(Dollars in thousands)                                        2000       1999
------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash                                                       $ 6,713    $ 9,785
Securities available for sale                                7,829     10,727
Investment in subsidiaries                                 288,318    262,253
Receivable from subsidiaries                                     -      4,682
Premises and equipment                                          95        334
Other assets                                                12,019      6,480
------------------------------------------------------------------------------
  TOTAL ASSETS                                            $314,974   $294,261
------------------------------------------------------------------------------

Accrued liabilities                                        $ 5,687    $ 3,993
Shareholders' equity                                       309,287    290,268
------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $314,974   $294,261
------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
(Dollars in thousands)                                        2000       1999       1998
-----------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
  Dividends from subsidiaries                              $ 9,200    $45,000    $29,160
  Other operating income (expense)                           1,778     (1,238)    (3,982)
-----------------------------------------------------------------------------------------
  Income before equity in undistributed (excess of
    dividends over) net income of subsidiaries              10,978     43,762     25,178
-----------------------------------------------------------------------------------------
  Equity in undistributed (excess of dividends over)
    net income of subsidiaries                              13,863     (8,471)    (8,887)
-----------------------------------------------------------------------------------------
    Net income                                             $24,841    $35,291    $16,291
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
 (Dollars in thousands)                                       2000       1999       1998
-----------------------------------------------------------------------------------------
CASH FLOW STATEMENT DATA:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                             $24,841    $35,291    $16,291
    Net gain on securities available for sale                1,478       (897)      (409)
    Amortization of unearned stock compensation                  -          -     17,827
    Increase (decrease) in accrued liabilities               1,694        454     (1,482)
    (Increase) decrease in other assets                     (5,955)     6,183     (9,840)
    Decrease (increase) in receivable from subsidiaries      4,682      2,995     (5,977)
    Settlement of merger related claims                          -          -        215
    (Equity in undistributed) excess of dividends over
      net income of subsidiaries                           (13,863)     8,471      8,887
-----------------------------------------------------------------------------------------
    Net cash provided by operating activities               12,877     52,497     25,512
-----------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of securities available for sale                    -     (4,841)    (3,756)
    Proceeds from sale of securities available for sale      1,101      2,535        901
    Proceeds from sale of property                             221          -          -
-----------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities      1,322     (2,306)    (2,855)
-----------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase and retirement of common stock                    (27)   (24,780)   (18,196)
    Proceeds from issuance of common stock                   3,050      1,041      2,850
    Proceeds from note payable                                   -          -      9,329
    Repayment of note payable                                    -     (2,590)    (8,757)
    Dividends paid                                         (20,294)   (14,812)   (12,715)
-----------------------------------------------------------------------------------------
    Net cash used in financing activities                  (17,271)   (41,141)   (27,489)
-----------------------------------------------------------------------------------------
      Net (decrease) increase in cash                       (3,072)     9,050     (4,832)
    Cash at beginning of year                                9,785        735      5,567
-----------------------------------------------------------------------------------------
    CASH AT END OF YEAR                                    $ 6,713    $ 9,785      $ 735
-----------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Election of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

Item 11. Executive Compensation

     The information called for by Item 11 is set forth in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Election of Directors - Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," respectively, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is set forth in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Ownership of Common Stock" and "Management Ownership of Common Stock," respectively, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by Item 13 is set forth in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a. The following documents are filed as part of this report:


                                                                            Page
                                                                            ----
(1)  Financial Statements:

       Independent Auditors' Report                                           32
       Consolidated Balance Sheets, December 31, 2000 and 1999                33
       Consolidated Statements of Income for the years ended December
         31, 2000, 1999 and 1998                                              34
       Consolidated Statements of Shareholders' Equity for the years
         ended December 31, 2000, 1999 and 1998                               35
       Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                     36
       Notes to Consolidated Financial Statements                             37

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

*10.4                Employment Agreement dated July 21, 1999 for Lawrence M.
                     Kimbrough, incorporated herein by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).

*10.5                Employment Agreement dated July 21, 1999 for Robert O.
                     Bratton incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).

*10.6                Employment Agreement dated July 21, 1999 for Robert E.
                     James incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).

*10.7                Employment Agreement dated December 15, 1999 for Carl T.
                     McFarland, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).

*10.8                Supplemental Agreement dated July 21, 1999 for Lawrence M.
                     Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).

*10.9                Supplemental Agreement dated July 21, 1999 for Robert O.
                     Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).

*10.10               Supplemental Agreement dated July 21, 1999 for Robert E.
                     James, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).


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

*10.22               Employment Agreement dated April 19, 2000 for Stephen M.
                     Rownd.

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

*10.25               The First Charter Corporation 2000 Omnibus Stock Option and
                     Award Plan.

*10.26 The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors.

*10.27               The First Charter Option Plan Trust.

*10.28               The Carolina First BancShares, Inc. Amended 1990 Stock
                     Option Plan.

*10.29               The Carolina First BancShares, Inc 1999 Long-Term
                     Incentive Plan.

*10.30 Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith.

*10.31 Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III.

*10.32 Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III.

*10.33 Carolina First BancShares, Inc. Amended and Restated Directors' Deferred Compensation Plan.

11.1 Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

21.1                 List of subsidiaries of the Registrant.

23.1                 Consent of KPMG LLP.

*      Indicates a management contract or compensatory plan

b. The following report on Form 8-K was filed by the registrant during the quarter ended December 31, 2000:

    Current Report on Form 8-K dated October 11, 2000 and filed October 11, 2000, Item 5 and 7.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST CHARTER CORPORATION
                                       (Registrant)


                                       By:    /s/   Lawrence M. Kimbrough
                                          --------------------------------------
                                           Lawrence M. Kimbrough, President

                                       Date:  March 23, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                Title                             Date
           ---------                                ----                              ----
    /s/  Lawrence M. Kimbrough               President and Director             March 23, 2001
----------------------------------------     (Principal Executive
        (Lawrence M. Kimbrough)              Officer)

           /s/  J. Roy Davis, Jr.            Chairman of the Board              March 23, 2001
----------------------------------------     and Director
               (J. Roy Davis, Jr.)

         /s/  Michael R. Coltrane            Vice Chairman of the               March 23, 2001
----------------------------------------     Board and Director
             (Michael R. Coltrane)

          /s/  Robert O. Bratton             Executive Vice President           March 23, 2001
----------------------------------------     (Principal Financial and
             (Robert O. Bratton)             Principal Accounting Officer)

         /s/  Harold D. Alexander            Director                           March 23, 2001
----------------------------------------
             (Harold D. Alexander)

            /s/  William R. Black            Director                           March 23, 2001
----------------------------------------
                (William R. Black)

           /s/  James E. Burt, III           Director                           March 23, 2001
----------------------------------------
               (James E. Burt, III)

          /s/  John J. Godbold, Jr.          Director                           March 23, 2001
----------------------------------------
              (John J. Godbold, Jr.)

           /s/  Charles F. Harry, III        Director                           March 23, 2001
----------------------------------------
               (Charles F. Harry, III)

           /s/  Frank H. Hawfield, Jr.       Director                           March 23, 2001
----------------------------------------
               (Frank H. Hawfield, Jr.)

           /s/  Charles A. James             Director                           March 23, 2001
----------------------------------------
                (Charles A. James)

           Signature                                Title                Date
           ---------                                ----                 ----
         /s/  Watler H. Jones, Jr            Director              March 23, 2001
----------------------------------------
             (Walter H. Jones, Jr.)

         /s/  Samuel C. King, Jr.            Director              March 23, 2001
----------------------------------------
             (Samuel C. King, Jr.)

            /s/  Jerry E. McGee              Director              March 23, 2001
----------------------------------------
                (Jerry E. McGee)

          /s/  Hugh H. Morrison              Director              March 23, 2001
----------------------------------------
              (Hugh H. Morrison)

          /s/  Thomas R. Revels              Director              March 23, 2001
----------------------------------------
              (Thomas R. Revels)

            /s/  L. D. Warlick, Jr.          Director              March 23, 2001
----------------------------------------
                (L. D. Warlick, Jr.)

           /s/  William W. Waters            Director              March 23, 2001
----------------------------------------
               (William W. Waters)

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)      Description of Exhibits
---------------      -----------------------

3.1                  Amended and Restated Articles of Incorporation of the
                     Registrant.

3.3 By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-15829).

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

*10.4                Employment Agreement dated July 21, 1999 for Lawrence M.
                     Kimbrough, incorporated herein by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).

*10.5                Employment Agreement dated July 21, 1999 for Robert O.
                     Bratton incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).


*10.6                Employment Agreement dated July 21, 1999 for Robert E.
                     James incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).


*10.7                Employment Agreement dated December 15, 1999 for Carl T.
                     McFarland, incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).


*10.8                Supplemental Agreement dated July 21, 1999 for Lawrence M.
                     Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).


*10.9                Supplemental Agreement dated July 21, 1999 for Robert O.
                     Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).

*10.10               Supplemental Agreement dated July 21, 1999 for Robert E.
                     James, incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15829).


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

*10.22               Employment Agreement dated April 19, 2000 for Stephen M.
                     Rownd.

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

*10.25               The First Charter Corporation 2000 Omnibus Stock Option and
                     Award Plan.

*10.26 The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors.

*10.27               The First Charter Option Plan Trust.

*10.28               The Carolina First BancShares, Inc. Amended 1990 Stock
                     Option Plan.

*10.29               The Carolina First BancShares, Inc 1999 Long-Term
                     Incentive Plan.

*10.30 Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith.

*10.31 Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III.

*10.32 Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III.

*10.33 Carolina First BancShares, Inc. Amended and Restated Directors' Deferred Compensation Plan.

11.1 Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

21.1                 List of subsidiaries of the Registrant.

23.1                 Consent of KPMG LLP.

*      Indicates a management contract or compensatory plan