Form 10-Q
period 2001-03-31
FIRST CHARTER CORP /NC/
filed 2001-05-11
CIK 717306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No[ ]

         As of May 11, 2001 the Registrant had outstanding 31,715,061 shares of Common Stock, no par value.

                            FIRST CHARTER CORPORATION


MARCH 31, 2001 FORM 10-Q

INDEX

                                                                                          Page
                                                                                          ----
PART I              Item 1.  Financial Statements:
FINANCIAL                      Consolidated Balance Sheets at March 31, 2001                2
INFORMATION                    and December 31, 2000

                               Consolidated Statements of Income for the Three              3
                               Months Ended March 31, 2001 and 2000

                               Consolidated Statements of Shareholders'                     4
                               Equity for the Three Months Ended
                               March 31, 2001 and 2000

                               Consolidated Statements of Cash Flows for the                5
                               Three Months Ended March 31, 2001 and 2000

                               Notes to Consolidated Financial Statements                   6

                    Item 2.   Management's Discussion and Analysis of Financial             8
                              Condition and Results of Operations

                    Item 3.   Quantitative and Qualitative Disclosures about               17
                              Market Risk

PART II
OTHER INFORMATION   Item 1.   Legal Proceedings                                            17

                    Item 2.   Changes in Securities and Use of Proceeds                    17

                    Item 3.   Defaults Upon Senior Securities                              17

                    Item 6.   Exhibits and Reports on Form 8-K                             18

                    Signature                                                              19

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                FIRST CHARTER CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets

                                                                                       MARCH 31             December 31
                                                                                         2001                  2000
                                                                                      -----------           -----------
(Dollars in thousands, except share data)                                             (UNAUDITED)
ASSETS:
Cash and due from banks                                                               $    67,770           $    71,196
Federal funds sold                                                                          1,233                 1,015
Interest bearing bank deposits                                                              6,298               122,461
                                                                                      -----------           -----------
  Cash and cash equivalents                                                                75,301               194,672
                                                                                      -----------           -----------
Securities available for sale (cost of $864,597 at March 31, 2001 and
    $437,684 at December 31, 2000; carrying amount of pledged collateral
    at March 31, 2001, $160,988)                                                          876,421               441,031
Loans                                                                                   1,986,766             2,157,622
  Less: Unearned income                                                                      (281)                 (215)
        Allowance for loan losses                                                         (28,049)              (28,447)
                                                                                      -----------           -----------
  Loans, net                                                                            1,958,436             2,128,960
                                                                                      -----------           -----------
Premises and equipment, net                                                                87,309                76,666
Other assets                                                                               83,796                90,870
                                                                                      -----------           -----------
    TOTAL ASSETS                                                                      $ 3,081,263           $ 2,932,199
                                                                                      -----------           -----------

LIABILITIES:
Deposits, domestic:
  Noninterest bearing demand                                                          $   248,212           $   242,983
  Interest bearing                                                                      1,763,875             1,755,251
                                                                                      -----------           -----------
    Total deposits                                                                      2,012,087             1,998,234
                                                                                      -----------           -----------
Other borrowings                                                                          696,134               570,024
Other liabilities                                                                          54,063                54,654
                                                                                      -----------           -----------
    TOTAL LIABILITIES                                                                   2,762,284             2,622,912
                                                                                      -----------           -----------

SHAREHOLDERS' EQUITY:
Preferred stock -  no par value; authorized 2,000,000 shares; no shares
  issued and outstanding                                                                       --                    --
Common stock - no par value; authorized 100,000,000 shares;
  issued and outstanding 31,710,318 and 31,601,263 shares                                 152,874               151,486
Retained earnings                                                                         158,895               155,762
Accumulated other comprehensive income:
  Unrealized gains on securities available for sale, net                                    7,210                 2,039
                                                                                      -----------           -----------
    TOTAL SHAREHOLDERS' EQUITY                                                            318,979               309,287
                                                                                      -----------           -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 3,081,263           $ 2,932,199
                                                                                      ===========           ===========

          See accompanying notes to consolidated financial statements.

               FIRST CHARTER CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
                               (Unaudited)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31
                                                                 --------------------------------
(Dollars in thousands, except share and per share data)             2001                  2000
                                                                 -----------          -----------
INTEREST INCOME:
Loans                                                            $    43,816          $    43,403
Federal funds sold                                                        31                   83
Interest bearing bank deposits                                           156                   44
Securities                                                            10,067                8,108
                                                                 -----------          -----------
  Total interest income                                               54,070               51,638
                                                                 -----------          -----------
INTEREST EXPENSE:
Deposits                                                              21,129               16,852
Federal funds purchased and securities
  sold under agreements to repurchase                                  1,520                1,555
Federal Home Loan Bank and other borrowings                            6,042                6,192
                                                                 -----------          -----------
  Total interest expense                                              28,691               24,599
                                                                 -----------          -----------
NET INTEREST INCOME                                                   25,379               27,039
PROVISION FOR LOAN LOSSES                                                750                1,970
                                                                 -----------          -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   24,629               25,069

NONINTEREST INCOME:
Service charges on deposit accounts                                    2,918                2,551
Trust income                                                             775                  680
Insurance and other fee income                                         2,954                2,560
Gain on sale of securities                                               267                  152
Other                                                                  1,506                1,332
                                                                 -----------          -----------
  Total noninterest income                                             8,420                7,275
                                                                 -----------          -----------

NONINTEREST EXPENSE:
Salaries and employee benefits                                        10,353               10,628
Occupancy and equipment                                                3,570                3,082
Data processing                                                          596                  911
Advertising                                                              643                  487
Postage and supplies                                                   1,189                  921
Professional services                                                  1,164                  821
Telephone                                                                291                  332
Other                                                                  2,237                2,649
                                                                 -----------          -----------
  Total noninterest expense                                           20,043               19,831
                                                                 -----------          -----------
INCOME BEFORE INCOME TAXES                                            13,006               12,513
INCOME TAXES                                                           4,162                3,944
                                                                 -----------          -----------
NET INCOME                                                       $     8,844          $     8,569
                                                                 -----------          -----------

NET INCOME PER SHARE:
  Basic                                                          $      0.28          $      0.27
  Diluted                                                        $      0.28          $      0.27
WEIGHTED AVERAGE SHARES:
  Basic                                                           31,696,764           31,245,099
  Diluted                                                         31,833,564           31,399,895

          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

                                                                                                     ACCUMULATED
                                                            COMMON STOCK                                OTHER
                                                    --------------------------        RETAINED      COMPREHENSIVE
(Dollars in thousands, except share data)             SHARES           AMOUNT         EARNINGS       INCOME (LOSS)        TOTAL
                                                    ----------        --------        ---------     --------------      ---------
BALANCE, DECEMBER 31, 1999                          31,100,310         146,438          151,215          (7,385)          290,268
Comprehensive income:
  Net income                                                --              --            8,569              --             8,569
  Unrealized gain on securities available
    for sale, net                                           --              --               --              32                32
                                                                                                                        ---------
    Total comprehensive income                                                                                              8,601
Cash dividends                                              --              --           (3,316)             --            (3,316)
Stock options exercised and Dividend
  Reinvestment Plan stock issued                        92,411             399               --              --               399
Shares issued in connection with
  business acquisition                                 122,263           2,025               --              --             2,025
                                                    ----------        --------        ---------         -------         ---------
BALANCE, MARCH 31, 2000                             31,314,984        $148,862        $ 156,468         $(7,353)        $ 297,977
                                                    ----------        --------        ---------         -------         ---------

BALANCE, DECEMBER 31, 2000                          31,601,263         151,486          155,762           2,039           309,287
Comprehensive income:
  Net income                                                --              --            8,844              --             8,844
  Unrealized gain on securities available
    for sale, net                                           --              --               --           5,171             5,171
                                                                                                                        ---------
    Total comprehensive income                                                                                             14,015
Cash dividends                                              --              --           (5,711)             --            (5,711)
Stock options exercised and Dividend
  Reinvestment Plan stock issued                       109,055           1,388               --              --             1,388
                                                    ----------        --------        ---------         -------         ---------
BALANCE, MARCH 31, 2001                             31,710,318        $152,874        $ 158,895         $ 7,210         $ 318,979
                                                    ==========        ========        =========         =======         =========

          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                      THREE MONTHS
                                                                                                     Ended March 31
                                                                                              ----------------------------
(Dollars in thousands)                                                                          2001                2000
                                                                                              ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $   8,844           $  8,569
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                         750              1,970
  Depreciation                                                                                    1,669              1,625
  Premium amortization and discount accretion, net                                                  (66)                20
  Net gain on securities available for sale transactions                                           (267)              (152)
  Net gain on sale of other real estate                                                             (69)               (49)
  Net loss on sale of premises and equipment                                                         18                  4
  Origination of mortgage loans held for sale                                                   (41,123)           (15,821)
  Proceeds from sale of mortgage loans held for sale                                             35,021             15,332
  Decrease (increase) in other assets                                                             2,987             (9,212)
  Increase (decrease) in other liabilities                                                         (590)               957
                                                                                              ---------           --------
    Net cash provided by operating activities                                                     7,174              3,243
                                                                                              ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                             40,031             37,391
Proceeds from maturities of securities available for sale                                        40,337              8,934
Purchase of securities available for sale                                                      (339,956)           (35,580)
Proceeds from issuer calls and maturities of securities held to maturity                             --                758
Net decrease (increase) in loans                                                                  8,859            (82,806)
Proceeds from sales of other real estate                                                            876                593
Net purchases of premises and equipment                                                         (12,332)            (7,776)
                                                                                              ---------           --------
    Net cash used in investing activities                                                      (262,185)           (78,486)
                                                                                              ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts                                         5,094             15,586
Net increase in certificates of deposit                                                           8,759             24,103
Net increase in securities sold under repurchase
  agreements and other borrowings                                                               126,110             25,515
Proceeds from issuance of common stock                                                            1,388                399
Dividends paid                                                                                   (5,711)            (3,316)
                                                                                              ---------           --------
    Net cash provided by financing activities                                                   135,640             62,287
                                                                                              ---------           --------
Net decrease in cash and cash equivalents                                                      (119,371)           (12,956)
Cash and cash equivalents at beginning of period                                                194,672             97,668
                                                                                              ---------           --------
  Cash and cash equivalents at end of period                                                  $  75,301           $ 84,712
                                                                                              ---------           --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                                        $  29,713           $ 24,019
Cash paid for income taxes                                                                           --                900

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Transfer of loans and premises and equipment to other real estate owned                              25                397
Unrealized gain on securities available for sale
  (net of tax effect of $3,306 and $20 for the three months ended
  March 31, 2001 and 2000, respectively)                                                          5,171                 32
Issuance of common stock for business acquisitions                                                   --              2,025
Loans securitized and retained in the available for sale portfolio                              166,992                 --

          See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         First Charter Corporation (the "Corporation") is a bank holding company established as a North Carolina Corporation in 1983. Its principal asset is the stock of its subsidiary, First Charter National Bank ("FCNB" or the "Bank"). FCNB is a full service national bank which operates 52 financial centers, five insurance offices and 99 ATMs (automated teller machines). These facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. Through its subsidiary First Charter Brokerage Services, the Bank offers full service and discount brokerage services, insurance and annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates four other subsidiaries: First Charter Insurance Services, Inc., First Charter Realty Investment, Inc., FCNB Real Estate, Inc., and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment, Inc. is a Delaware corporation organized as a holding company for FCNB Real Estate, Inc. a real estate investment trust organized in North Carolina. First Charter Leasing, Inc is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center through the Bank's investment in Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCNB.

NOTE ONE - ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, FCNB. In consolidation, all intercompany accounts and transactions have been eliminated.

         The information contained in the consolidated financial statements is unaudited. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

         The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for interim periods. All such adjustments were of a normal recurring nature. Certain amounts reported in prior periods have been reclassified to conform with the current period presentation. Such reclassifications have no effect on net income or shareholders' equity as previously reported.

         Accounting policies followed in the presentation of interim financial results are presented on pages 37 to 41 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be recognized as assets or liabilities on the balance sheet and that such instruments be carried at fair market value through adjustments to either other comprehensive income or current earnings or both, as appropriate. SFAS No. 133 was originally effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation date of SFAS No. 133 was delayed by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" to the first fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Corporation adopted SFAS No. 133 on January 1, 2001. The impact to the Corporation upon adoption was immaterial.

NOTE TWO - NET INCOME PER SHARE

         Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the quarter. Diluted net income per share reflects the potential dilution that could occur if all of the currently outstanding stock options on the Corporation's common stock are fully exercised. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

                                                                THREE MONTHS
                                                               ENDED MARCH 31
                                                      ------------------------------
                                                         2001                2000
                                                      ----------          ----------
Basic net income per share denominator:
  Weighted average number of
    common shares outstanding                         31,696,764          31,245,099
  Dilutive effect arising from
    assumed exercise of stock options                    136,800             154,796
                                                      ----------          ----------
Diluted net income per share denominator              31,833,564          31,399,895
                                                      ==========          ==========

         The Corporation paid cash dividends of $0.18 and $0.17 per share during the quarters ended March 31, 2001 and 2000, respectively.

NOTE THREE - MERGERS AND ACQUISITIONS

         (a) Business Insurers of Guilford County. On September 1, 2000, Business Insurers of Guilford County ("Business Insurers") was merged into First Charter Insurance Services. As a result of this merger, approximately 283,000 shares of the Corporation's common stock were issued. This merger was accounted for as a pooling of interests, and accordingly all financial results for prior periods have been restated to include the financial results of both entities. In connection with the Business Insurers merger, the Corporation recorded pre-tax restructuring charges and merger-related expenses of approximately $575,000 ($425,000 after-tax), substantially all of which had been incurred at March 31, 2001.

         (b) Carolina First BancShares, Inc. On April 4, 2000, Carolina First BancShares, Inc. ("Carolina First" or "CFBI") was merged into the Corporation (the "Merger"). In accordance with the terms of the Merger Agreement, each share of the $2.50 par value common stock of Carolina First was converted into 2.267 shares of the no par value common stock of the Corporation, resulting in the net issuance of approximately 13.3 million common shares to the former Carolina First shareholders. The Merger was accounted for as a pooling of interests, and accordingly all financial results for prior periods have been restated to include the financial results of both entities. In connection with this transaction, the Corporation recorded pre-tax restructuring charges and merger-related expenses of approximately $15.7 million ($11.9 million after-tax).

         Carolina First was a bank holding company operating 31 branch offices principally in the greater Charlotte, North Carolina area. At April 4, 2000, Carolina First had total consolidated assets of approximately $791.7 million, total consolidated loans of approximately $545.9 million, total consolidated deposits of approximately $674.8 million and total consolidated shareholders' equity of approximately $67.5 million.

         The following table indicates the primary components of the Carolina First and Business Insurers restructuring charges and merger-related expenses, including the amounts incurred through March 31, 2001, and the amounts remaining as accrued expenses in other liabilities at March 31, 2001. Substantially all of the remaining accrual at March 31, 2001 relates to the Carolina First merger.

                                 Total Restructuring           Incurred            Remaining
                                 Charges and Merger-           through             accrual at
(Dollars in thousands)            Related Expenses          March 31, 2001       March 31, 2001
                                 -------------------        --------------       --------------
Professional costs                    $ 3,907                  $ 3,857               $   50
Employee related costs                  5,336                    3,851                1,485
Equipment writedowns                    4,125                    4,125                   --
Conversion costs                        1,114                    1,114                   --
Lease buyouts                             909                      536                  373
Printing and filing fees                  187                      187                   --
Other                                     672                      672                   --
                                      -------                  -------               ------
    Total                             $16,250                  $14,342               $1,908
                                      =======                  =======               ======

         The employee-related costs include accruals for payments to be made in connection with the involuntary termination of approximately 130 employees who had been notified that their positions were redundant within the combined organizations and therefore no longer needed. These personnel were terminated from various areas of the Corporation. Other restructuring activities included closing and consolidating 14 branch facilities that were redundant, consolidating back-office functions and converting all of Carolina First's systems to the Corporation systems. The remaining restructuring charge accrual consists of lease contract payments on closed facilities to be paid through 2010 and employee contract payments to be paid through 2007. The Corporation does not currently anticipate any additional material merger-related expenses, or any material changes to the restructuring charge accrual, in 2001 related to the Merger.

NOTE FOUR - IMPAIRED LOANS

         The recorded investment in impaired loans was $18.5 million (all of which was on nonaccrual status) and $17.7 million (all of which was on nonaccrual status) at March 31, 2001 and December 31, 2000, respectively. The related allowance for loan losses on impaired loans was $4.4 million and $4.7 million at March 31, 2001 and December 31, 2000, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2001 and 2000 was $18.6 million and $9.2 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

OVERVIEW

         The Corporation is a regional financial services company with assets of $3.08 billion and is the holding company for First Charter National Bank ("FCNB"). FCNB operates 52 financial centers, five insurance offices and 99 ATMs located in 17 counties throughout the western half of North Carolina. FCNB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

         The Corporation's results of operations and financial position are described in the following sections.

         Refer to TABLE ONE for quarterly selected financial data.

EARNINGS SUMMARY

         Net income amounted to $8.8 million, or $0.28 per diluted common share for the three months ended March 31, 2001, compared to $8.6 million, or $0.27 per diluted common share for the three months ended March 31, 2000, representing an increase in net income of $0.2 million. The increase in net income is primarily attributable to a $1.2 million decrease in the provision for loan losses and a $1.1 million increase in noninterest income, offset by a $1.7 million decrease in net interest income, a $0.2 million increase in noninterest expense and a $0.2 million increase in income taxes. The items affecting net income are discussed further in the following sections.

TABLE  ONE
SELECTED FINANCIAL DATA

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31
                                                        ---------------------------------
(Dollars in thousands, except amounts)                     2001                   2000
                                                        -----------           -----------
INCOME STATEMENT
Interest income                                         $    54,070           $    51,638
Interest expense                                             28,691                24,599
                                                        -----------           -----------
Net interest income                                          25,379                27,039
Provision for loan losses                                       750                 1,970
Noninterest income                                            8,420                 7,275
Noninterest expense                                          20,043                19,831
                                                        -----------           -----------
Income before income taxes                                   13,006                12,513
Income taxes                                                  4,162                 3,944
                                                        -----------           -----------
Net income                                              $     8,844           $     8,569
                                                        ===========           ===========

PER COMMON SHARE
Basic net income                                        $      0.28           $      0.27
Diluted net income                                             0.28                  0.27
Cash dividends declared (1)                                    0.18                  0.17
Period-end book value                                         10.06                  9.52
Average shares outstanding - basic                       31,696,764            31,245,099
Average shares outstanding - diluted                     31,833,564            31,399,895
RATIOS
Return on average shareholders' equity (2)                    11.46%                11.70%
Return on average assets (2)                                   1.24                  1.28
Net interest margin (2)                                        3.90                  4.39
Average loans to average deposits                            103.56                109.69
Average equity to average assets                              10.85                 10.97
Efficiency ratio (3)                                          58.90                 57.31
SELECTED PERIOD END BALANCES
Securities available for sale                           $   876,421           $   476,017
Securities held to maturity                                      --                35,324
Loans, net                                                1,958,436             2,051,820
Allowance for loan losses                                    28,049                25,979
Total assets                                              3,081,263             2,754,178
Deposits                                                  2,012,087             1,856,180
Borrowings                                                  696,134               567,536
Total liabilities                                         2,762,284             2,456,201
Total shareholders' equity                                  318,979               297,977
                                                        ===========           ===========

(1)  First Charter Corporation historical cash dividends declared.
(2)  Annualized
(3) Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

NET INTEREST INCOME

     An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheets for the three months ended March 31, 2001 and 2000 are presented in TABLE TWO. The changes in net interest income from March 31, 2000 to March 31, 2001 are analyzed in TABLE THREE.

     Net interest income, the difference between total interest income and total interest expense, is the Corporation's principal source of earnings. For the three months ended March 31, 2001, net interest income amounted to $25.4 million, a decrease of approximately 6.1 percent from net interest income of $27.0 million for the same period in 2000. The decrease was driven by the slowing economy, which effectively decreased loan demand and compressed the net interest margin.

     Average interest earning assets increased approximately $157.4 million to $2.68 billion for the three months ended March 31, 2001, compared to $2.52 billion for the three months ended March 31, 2000. This increase is primarily due to the $107.0 million increase in the Corporation's average securities available for sale portfolio from $513.5 million for the three months ended March 31, 2000 to $620.5 million for the three months ended March 31, 2001. The increase was primarily due to the purchase of approximately $268 million in securities available for sale, net of sales, maturities, calls and paydowns, principally in the form of mortgage backed securities, as well as the securitization of $167.0 million of mortgage loans during the first quarter of 2001. Average interest earning assets also increased due to growth in the Corporation's average loan portfolio, which increased $45.4 million. The increase in average loans was offset by the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The decrease in average yield on interest earning assets to 8.25 percent for the three months ended March 31, 2001, compared to 8.32 percent for the same 2000 period, resulted principally from the decrease in the average prime rate during 2001 from 8.68 percent for the three months ended March 31, 2000 to 8.32 percent for the three months ended March 31, 2001. The decrease in the average prime rate is attributable to the Federal Reserve 150 basis point decrease in the prime rate during the first quarter of 2001. The average yield earned on loans was 8.72 percent for the three months ended March 31, 2001, compared to 8.75 percent for the same 2000 period.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities of $146.9 million, to $2.29 billion for the three months ended March 31, 2001, due to the use of Federal Home Loan Bank ("FHLB") advances and increases in deposits to fund securities purchases. The average rate paid on interest bearing liabilities increased during the period to 5.09 percent for the three months ended March 31, 2001, compared to 4.62 percent in the same 2000 period, primarily due to a shift in the deposit mix. The average rate paid on interest-bearing deposits was 4.94 percent for the three months ended March 31, 2001, up from 4.27 percent in the same 2000 period. The rate paid on other borrowed funds decreased to 5.57 percent for the three months ended March 31, 2001 compared to 5.64 percent in the same 2000 period.

     The net interest yield (tax adjusted net interest income divided by average interest-earning assets) decreased 49 basis points to 3.90 percent for the three months ended March 31, 2001, compared to 4.39 percent in the same 2000 period. This reflects the impact of higher levels of borrowings and competitive forces related to loan and deposit pricing. Management believes that further compression of the net interest margin will continue at least into the second quarter of 2001.

     Management assesses interest rate risk based on an earnings simulation model. The Corporation's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk would negatively impact net interest income by approximately
1.4 percent of net interest income at March 31, 2001. Assuming a 300 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk would positively impact net interest income by approximately 1.7 percent of net interest income at March 31, 2001. Both scenarios are within Management's acceptable range. The
Corporation's balance sheet is structured in such a way that in the long term a decrease in interest rates should have a positive effect on net income.
However, the short term impact should have a negative effect on net income as variable rate assets reprice frequently and are therefore immediately impacted by decreases in interest rates while maturing liabilities take longer to reprice. In an increasing interest rate environment the long term impact on net income should be negative. However, the short term impact should have a positive effect on net income as variable rate assets reprice frequently and are therefore immediately impacted by increases in interest rates while maturing liabilities take longer to reprice. In the future, the Corporation is considering the limited use of interest rate swaps, caps, floors or other derivative products to assist in interest rate risk management.

     The following table includes for the three months ended March 31, 2001 and 2000 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net yield on average earning assets. Average balances were calculated based on daily averages.



TABLE TWO
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

                                                            FIRST QUARTER 2001                       First Quarter 2000
                                                                 INTEREST     AVERAGE                      Interest    Average
                                                  AVERAGE         INCOME/    YIELD/RATE     Average         Income/   Yield/Rate
(Dollars in thousands)                            BALANCE         EXPENSE     PAID (5)      Balance         Expense     Paid (5)
                                                 ----------      --------    ----------    ----------      --------   ----------
INTEREST EARNING ASSETS:
Loans(1)(2)(3)                                   $2,043,217       $43,931       8.72%      $1,997,860       $43,478       8.75%
Securities - taxable                                528,309         8,976       6.80          418,263         7,058       6.79
Securities - nontaxable                              92,213         1,473       6.39           95,238         1,416       5.98
Federal funds sold                                    1,881            31       6.74            4,628            83       7.24
Interest bearing bank deposits                       10,816           156       5.86            3,064            44       5.82
                                                 ----------       -------       ----       ----------       -------       ----
  Total earning assets (4)                        2,676,436        54,567       8.25        2,519,053        52,079       8.32
                                                 ----------       -------       ----       ----------       -------       ----
Cash and due from banks                              67,668                                    69,204
Other assets                                        140,599                                    96,825
                                                 ----------       -------       ----       ----------       -------       ----
  Total assets                                   $2,884,703                                $2,685,082
                                                 ==========       =======       ====       ==========       =======       ====
INTEREST BEARING LIABILITIES:
Demand deposits                                     488,981         3,122       2.59          502,721         3,270       2.62
Savings deposits                                    118,862           590       2.01          167,503         1,182       2.84
Other time deposits                               1,127,523        17,417       6.26          916,199        12,400       5.44
Other borrowings                                    550,797         7,562       5.57          552,831         7,747       5.64
                                                 ----------       -------       ----       ----------       -------       ----
  Total interest bearing liabilities              2,286,163        28,691       5.09        2,139,254        24,599       4.62
                                                 ----------       -------       ----       ----------       -------       ----
NONINTEREST BEARING SOURCES:
Noninterest bearing deposits                        237,636                                   234,868
Other liabilities                                    47,823                                    16,518
Shareholders' equity                                313,081                                   294,442
                                                 ----------       -------       ----       ----------       -------       ----
  Total liabilities and
    shareholders' equity                         $2,884,703                                $2,685,082
                                                 ==========       =======       ====       ==========       =======       ====
Net interest spread                                                             3.16                                      3.70
Impact of noninterest bearing sources                                           0.74                                      0.69
                                                 ----------       -------       ----       ----------       -------       ----

  Net interest income/
    yield on earnings assets                                      $25,876       3.90%                       $27,480       4.39%
                                                 ==========       =======       ====       ==========       =======       ====

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.
(2)  Average loan balances are shown net of unearned income.
(3) Includes amortization of deferred loan fees of approximately $679 and $878 for the first quarter of 2001 and 2000, respectively.
(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first quarter of 2001 and 2000. The adjustments made to convert to a taxable-equivalent basis were $497 and $441 for the first quarter of 2001 and 2000, respectively.
(5)  Annualized

TABLE THREE
VOLUME AND RATE VARIANCE ANALYSIS

                                                    FROM MARCH 31, 2000 TO MARCH 31, 2001
                                           ---------------------------------------------------------
                                                             INCREASE (DECREASE)
                                                             DUE TO CHANGE IN (1)
                                           ---------------------------------------------------------
                                            2000                                              2001
                                           INCOME/                                           INCOME/
(DOLLARS IN THOUSANDS)                     EXPENSE          RATE            VOLUME           EXPENSE
                                           -------         -------          -------          -------
INTEREST INCOME:
Loans                                      $43,478         $  (528)         $   981          $43,931
Securities - taxable                         7,058              55            1,863            8,976
Securities - nontaxable                      1,416             104              (47)           1,473
Federal funds sold                              83              (4)             (48)              31
Interest bearing bank deposits                  44              --              112              156
                                           -------         -------          -------          -------
  TOTAL INTEREST INCOME                    $52,079         $  (373)         $ 2,861          $54,567
                                           =======         =======          =======          =======
INTEREST EXPENSE:
Demand deposits                            $ 3,270         $   (59)         $   (89)         $ 3,122
Savings deposits                             1,182            (300)            (292)             590
Other time deposits                         12,400           1,955            3,062           17,417
Other borrowings                             7,747            (157)             (28)           7,562
                                           -------         -------          -------          -------
  TOTAL INTEREST EXPENSE                    24,599           1,439            2,653           28,691
                                           -------         -------          -------          -------
    NET INTEREST INCOME                    $27,480         $(1,812)         $   208          $25,876
                                           =======         =======          =======          =======

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended March 31, 2001 amounted to $0.8 million, compared to $2.0 million for the same period in 2000. The decrease in the provision for the three months ended March 31, 2001 as compared to the same period in 2000 was due to lower loan growth and lower net charge-offs. Gross loans decreased $3.9 million during the first quarter of 2001, excluding the $167.0 million loan securitization, compared to an increase in gross loans of $83.8 million during the same 2000 period.

     Net charge-offs for the three months ended March 31, 2001 were $0.7 million or 0.15 percent of average loans compared to $1.0 million or 0.20 percent of average loans for the same period in 2000. The decrease in net charge-offs in 2001 was primarily due to one large commercial loan charge-off during the first quarter of 2000.

NONINTEREST INCOME

     Noninterest income for the first quarter of 2001 increased 16 percent to $8.4 million compared to $7.3 million for the same period in 2000. This increase was driven primarily by a 14 percent increase in service charge income on deposit accounts due to re-pricing opportunities resulting from the Carolina First acquisition. In addition, the declining rate environment has increased mortgage origination volume. This has resulted in additional loan sales to the secondary market and correspondingly greater fee income. Growth of First Charter Insurance Services and financial management income also increased noninterest income.

NONINTEREST EXPENSE

     Noninterest expense for the first quarter of 2001 totaled $20.0 million compared to $19.8 million for the same period in 2000. This increase was primarily attributable to operating costs associated with the four financial centers acquired during the fourth quarter of 2000 and to an increase in occupancy and equipment expense related to beginning the move into the new First Charter Center headquarters facility. These increases were partially offset by lower salaries and employee benefits expenses due to synergies realized as part of the Carolina First acquisition.

INCOME TAXES

     Total income tax expense for the three months ended March 31, 2001 was $4.2 million for an effective tax rate of 32.0 percent compared to $3.9 million for an effective tax rate of 31.5 percent for the same period in 2000.

FINANCIAL CONDITION

SUMMARY

     Total assets at March 31, 2001 amounted to $3.08 billion, compared to $2.93 billion at December 31, 2000 and $2.75 billion at March 31, 2000. Net loans at March 31, 2001 amounted to $1.96 billion, compared to $2.13 billion at December 31, 2000 and $2.03 billion at March 31, 2000. This decrease from prior periods was due to the securitization of $167.0 million of mortgage loans in February 2001. These loans were securitized because of a decrease in interest rates and the resulting impact of that condition of the Corporation's interest rate risk. The securitized mortgage loans are now classified as mortgage backed securities in our available for sale portfolio.

     The securities available for sale portfolio increased to $876.4 million at March 31, 2001, compared to $441.0 million at December 31, 2000, and $476.0 million at March 31, 2000. The increase in securities available for sale was due to the $167.0 million mortgage loan securitization, as well as purchases of securities available for sale made to increase our interest earning assets. The carrying value of securities available for sale was approximately $11.8 million above their amortized cost at March 31, 2001, which represents gross unrealized gains of $12.9 million and gross unrealized losses of $1.1 million. In conjunction with the Merger, the Corporation transferred $35.3 million of Carolina First's securities classified as held to maturity to available for sale due to the significance of the impact on the Corporation's interest rate forecast as compared to corporate policy.

     Total deposits at March 31, 2001 amounted to $2.01 billion, compared to $2.00 billion at December 31, 2000 and $1.86 billion at March 31, 2000. Shareholders' equity at March 31, 2001 was $319.0 million, which represented a book value per share of $10.06 and an equity-to-assets percentage of 10.35 percent. The securities available for sale portfolio's unrealized net gain has increased from $2.4 million (net of tax) at December 31, 2000 to an unrealized net gain of $7.2 million (net of tax) at March 31, 2001.

NONPERFORMING ASSETS

     The total of nonperforming assets at March 31, 2001 increased to $30.6 million compared to $29.6 million and $11.6 million at December 31, 2000 and March 31, 2000, respectively. As a percentage of total assets, nonperforming assets have decreased to 0.99 percent at March 31, 2001 compared to 1.01 percent at December 31, 2000 and increased compared to 0.42 percent at March 31, 2000, respectively. The increase over March 31, 2000 was primarily due to the effect slower economic growth on some customers.

     Total nonperforming assets and loans 90 days or more past due and still accruing interest at March 31, 2001 were $30.7 million or 1.54 percent of total loans and other real estate, compared to $30.0 million or 1.37 percent of total loans and other real estate at December 31, 2000. These ratios were impacted by the first quarter 2001 securitization of $167.0 million of mortgage loans. In addition, total nonperforming assets and loans 90 days or more past due and still accruing have increased during the period due to an increase in nonaccrual loans of $1.8 million mitigated by a $0.8 million decrease in other real estate owned and a $0.3 million decrease in loans 90 days or more past due and still accruing. The increase in nonaccrual loans was not concentrated in any one industry and was primarily due to the effect of slower economic growth on some customers. The components of nonperforming and loans 90 days or more past due and still accruing are presented in the table below:

TABLE FOUR
NONPERFORMING AND PROBLEM ASSETS

                                                             MARCH 31       December 31
(Dollars in thousands)                                         2001             2000
                                                             --------       -----------
Nonaccrual loans                                             $28,384          $26,587
Other real estate                                              2,207            2,989
                                                             -------          -------
  Total nonperforming assets                                  30,591           29,576
                                                             -------          -------
Loans 90 days or more past due
  and still accruing interest                                    154              430
                                                             -------          -------
Total nonperforming assets and loans 90 days or
  more past due and still accruing interest                  $30,745          $30,006
                                                             =======          =======

ALLOWANCE FOR LOAN LOSSES

     All estimates of the loan portfolio risk, including the adequacy of the allowance for loan losses, are subject to general and local economic conditions, among other factors, which are unpredictable and beyond the Corporation's control. Since a significant portion of the loan portfolio is comprised of real estate loans and loans to area businesses, the Corporation is subject to continued risk that the real estate market and economic conditions could continue to change and could result in future losses and require increases in the provision for loan losses.

     Management currently uses several measures to assess and control the loan portfolio risk. For example, all loans over a certain dollar amount must receive an in-depth review by an analyst in the Bank's Credit Department. Any issues regarding risk assessments of those credits are addressed by the Bank's Senior Risk Managers and factored into management's decision to originate or renew the loan. Furthermore, large commitments are reviewed by both a Board of Directors Loan Committee and an Executive Loan Committee comprised of executive management, the chief credit officer and senior lending officers of the Bank. The Corporation also continues to employ an independent third party risk assessment group to review the underwriting, documentation and risk grading analysis. This third party group reviews all loan relationships above a certain dollar amount and a sampling of all other credits. The third party's evaluation and report is shared with Executive Management, the Loan and Audit Committee of the Bank and, ultimately, is reported to the Board of Directors of the Bank and the Corporation.

     Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

     As part of the continual grading process, individual commercial loans are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in those risk assessments as determined by the outside risk assessment group, regulatory examiners or the Corporation's Risk Management Division are also considered in the allowance for loan losses analysis. Management considers certain commercial loans within weaker credit risk grades to be individually impaired and measures such impairment based upon the value of the collateral. An estimate of an allowance is made for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. In the allowance for loan loss analysis process, the Bank also aggregates non-graded loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category.

     At March 31, 2001 the allowance for loan losses was $28.0 million or 1.41 percent of gross loans compared to $26.0 million or 1.27 percent at March 31, 2000. The increase in the allowance for loan losses as a percentage of gross loans is primarily attributable to the mortgage loan securitization, which removed $417,000 of allowance for loan losses when the loans were securitized and reclassified from loans into securities available for sale. Securitized loans consisted of residential mortgage loans, which generally have a lower percentage of allocated allowance for loan losses. TABLE FIVE provides the changes in the allowance for loan losses for the three months ended March 31, 2001 and 2000.

     Management considers the allowance for loan losses adequate to cover inherent losses in the Bank's loan portfolio as of the date of the financial statements. Management believes it has established the allowance in consideration of the current economic environment. While management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

TABLE FIVE
ALLOWANCE FOR LOAN LOSSES

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31
                                                                --------------------------------
(Dollars in thousands)                                             2001                  2000
                                                                -----------           ----------
BALANCE, JANUARY 1                                              $    28,447           $   25,002
                                                                -----------           ----------
LOAN CHARGE-OFFS:
Commercial, financial and agricultural                                  454                  792
Real estate - construction                                               --                   --
Real estate - mortgage                                                   --                   87
Installment                                                             496                  396
                                                                -----------           ----------
  Total loans charged-off                                               950                1,275
                                                                -----------           ----------
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial, financial and agricultural                                   80                  175
Real estate - construction                                               --                   --
Real estate - mortgage                                                   54                   12
Installment                                                              85                   95
                                                                -----------           ----------
  Total recoveries of loans previously charged-off                      219                  282
                                                                -----------           ----------
    Net charge-offs                                                     731                  993
                                                                -----------           ----------
Provision for loan losses                                               750                1,970
Adjustment for loan securitization                                     (417)                  --
                                                                -----------           ----------
BALANCE, MARCH 31                                               $    28,049           $   25,979
                                                                ===========           ==========

Average loans, net of unearned
  income                                                        $ 2,043,217           $1,997,860
Net charge-offs to average loans (annualized)                          0.15%                0.20%
Allowance for loan losses to
  gross loans at year-end                                              1.41                 1.27
                                                                ===========           ==========

LIQUIDITY

     The Bank derives a major source of its liquidity from its core deposit base. Liquidity is further provided by loan repayments, brokered deposits, maturities in the securities available for sale portfolio, the ability to secure public deposits, the availability of federal fund lines and repurchase agreements at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Bank is a member of the Federal Home Loan Bank ("FHLB") System, which provides access to FHLB lending sources. At March 31, 2001, the Bank had a line of credit with the FHLB of $566.6 million, with $544.8 million advanced to the Bank and $21.8 million remaining available. Another source of liquidity is the securities in the available for sale portfolio, which may be sold in response to liquidity needs. The Bank's loan-to-deposit ratio at March 31, 2001 was 0.99 percent compared to 1.08 percent at December 31, 2000. Management believes the Bank's sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

CAPITAL RESOURCES

     At March 31, 2001, total shareholders' equity was $319.0 million, representing a book value of $10.06 per share, compared to $309.3 million, or a book value of $9.79 per share at December 31, 2000. The increase was primarily due to net earnings (net income less dividends) of $3.1 million combined with the recognition of $5.2 million after-tax unrealized gains on available for sale securities and the receipt of $1.4 million from the sale of approximately 109,000 shares of common stock issued for stock options and Dividend Reinvestment Plans.

     At March 31 2001, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation's and the Bank's various regulators categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities' categories. The Corporation's capital requirements are summarized in the table below:

                                                                                     RISK-BASED CAPITAL
                                                               --------------------------------------------------------------
                                    LEVERAGE CAPITAL                  TIER 1 CAPITAL                     TOTAL CAPITAL
                             ----------------------------      ----------------------------      ----------------------------
(DOLLARS IN THOUSANDS)        AMOUNT       PERCENTAGE (1)       AMOUNT       PERCENTAGE (2)       AMOUNT       PERCENTAGE (2)
                             --------      --------------      --------      --------------      --------      --------------
Actual                       $292,984          10.22%          $292,984          13.52%          $320,510          14.79%
Required                      114,635           4.00             86,678           4.00            173,355           8.00
Excess                        178,349           6.22            206,306           9.52            147,155           6.79

(1) Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3 percent to 5 percent, depending on the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.
(2)  Percentage of risk-weighted assets.

REGULATORY RECOMMENDATIONS

     Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities which, if they were to be implemented, would have a material adverse effect on the Corporation's or the Bank's liquidity, capital resources, or operations.

ACCOUNTING AND REGULATORY MATTERS

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be recognized as assets or liabilities on the balance sheet and that such instruments be carried at fair market value through adjustments to either other comprehensive income or current earnings or both, as appropriate. SFAS No. 133 was originally effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation date of SFAS No. 133 was delayed by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" to the first fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Corporation adopted SFAS No. 133 on January 1, 2001. The impact to the Corporation upon adoption was immaterial.

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140 (SFAS No. 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a replacement of FASB Statement 125", which revises the criteria for accounting for securitizations and other transfers of financial assets and collateral, and introduces new disclosures. The enhanced disclosure requirements are effective for year-end 2000. The other provisions of SFAS No. 140 apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Accordingly, the Corporation adopted SFAS No. 140 on April 1, 2001. The impact to the Corporation upon adoption was immaterial.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table presents the scheduled maturity of market risk sensitive instruments at March 31, 2001:

MARKET RISK
(Dollars in thousands)

MATURING IN                       1 YEAR        2 YEARS       3 YEARS       4 YEARS       5 YEARS      THEREAFTER       TOTAL
                                ----------      --------      --------      --------      --------     ----------     ----------
ASSETS:
Debt securities                 $  245,396      $167,295      $116,320      $ 99,219      $ 81,137      $124,895      $  834,262
Loans                              684,961       221,114       244,330       236,333       210,277       361,421       1,958,436
                                ----------      --------      --------      --------      --------      --------      ----------
  TOTAL                         $  930,357      $388,409      $360,650      $335,552      $291,414      $486,316      $2,792,698
                                ==========      ========      ========      ========      ========      ========      ==========

LIABILITIES:
Savings, NOW and IMMA's         $  608,598      $ 11,747      $    268      $    652      $     --      $     --      $  621,265
CD's                               985,748       118,921        26,582         5,579         5,036           744       1,142,610
Short-term borrowings              322,774            --            --            --            --            --         322,774
Long-term borrowings                    --        50,040        25,040            40            40       288,200         363,360
                                ----------      --------      --------      --------      --------      --------      ----------
  TOTAL                         $1,917,120      $180,708      $ 51,890      $  6,271      $  5,076      $288,944      $2,450,009
                                ==========      ========      ========      ========      ========      ========      ==========

     The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at March 31, 2001:

                                      Carrying          Average         Estimated
                                        Value        Interest Rate      Fair Value
                                     ----------      -------------      ----------
ASSETS:
Debt securities                      $  834,262          6.74%          $  834,262
Loans                                 1,958,436          8.39            2,000,757
                                     ----------          ----           ----------
  TOTAL                              $2,792,698          7.90%          $2,835,019
                                     ==========          ====           ==========

LIABILITIES:
Savings, NOW and IMMA's              $  621,265          2.36%          $  621,516
CDs                                   1,142,610          6.02            1,151,653
Short-term borrowings                   322,774          5.34              339,497
Long-term borrowings                    363,360          5.25              370,701
                                     ----------          ----           ----------
  TOTAL                              $2,450,009          4.89%          $2,483,367
                                     ==========          ====           ==========

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits

                      Exhibit No.
                  (per Exhibit Table
                    in item 601 of
                    Regulation S-K)           Description of Exhibits
                  ------------------          -----------------------
                         3.1                  Amended and Restated Articles of Incorporation
                                              of the Corporation, incorporated herein by
                                              reference to Exhibit 3.1 of the Corporation's
                                              Annual Report on Form 10-K for the fiscal year
                                              ended December 31, 2000 (Commission File No.
                                              0-15829).

                         3.2                  By-laws of the Corporation, as amended, incorporated
                                              herein by reference to Exhibit 3.2 of the Corporation's
                                              Annual Report on Form 10-K for the fiscal year ended
                                              December 31, 1995 (Commission File No. 0-15829).

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2001:

                  Current Report on Form 8-K dated January 16, 2001 and filed January 16, 2001, Items 5 and 7.

                  Current Report on Form 8-K dated January 18, 2001 and filed January 18, 2001, Items 7 and 9.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FIRST CHARTER CORPORATION
                                       (Registrant)



Date:  May 11, 2001                    By: /s/   Robert O. Bratton
                                          -------------------------------
                                          Robert O. Bratton
                                          Executive Vice President &
                                          Chief Financial Officer