Form 10-Q
period 2001-06-30
FIRST CHARTER CORP /NC/
filed 2001-08-09
CIK 717306

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of August 9, 2001 the Registrant had outstanding 31,221,374 shares of Common Stock, no par value.

                           FIRST CHARTER CORPORATION


JUNE 30, 2001 FORM 10-Q

-------------------------------------------------------------------------------------------------------------

INDEX

                                                                                                 Page
                                                                                                 ----
PART I                     Item 1.  Financial Statements:
FINANCIAL                           Consolidated Balance Sheets at June 30, 2001                   2
INFORMATION                         and December 31, 2000

                                    Consolidated Statements of Income for the Three                3
                                    and Six Months Ended June 30, 2001 and 2000

                                    Consolidated Statements of Shareholders'                       4
                                    Equity for the Six Months Ended
                                    June 30, 2001 and 2000

                                    Consolidated Statements of Cash Flows for the                  5
                                    Six Months Ended June 30, 2001 and 2000

                                    Notes to Consolidated Financial Statements                     6

                           Item 2.  Management's Discussion and Analysis of Financial              9
                                    Condition and Results of Operations

                           Item 3.  Quantitative and Qualitative Disclosures about                21
                                    Market Risk

-------------------------------------------------------------------------------------------------------------

PART II
OTHER INFORMATION          Item 1.  Legal Proceedings                                             21

                           Item 2.  Changes in Securities and Use of Proceeds                     21

                           Item 3.  Defaults Upon Senior Securities                               21

                           Item 4.  Submission of Matters to a Vote of Security Holders           22

                           Item 6.  Exhibits and Reports on Form 8-K                              22

                           Signature                                                              23

                           Index to Exhibits                                                      24

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                                                       JUNE 30,       December 31,
                                                                                         2001             2000
                                                                                     -----------      ------------
(Dollars in thousands, except share data)                                            (UNAUDITED)
ASSETS:
Cash and due from banks                                                              $   75,696        $   71,196
Federal funds sold                                                                          902             1,015
Interest bearing bank deposits                                                            4,439           122,461
                                                                                     ----------        ----------
    Cash and cash equivalents                                                            81,037           194,672
                                                                                     ----------        ----------
Securities available for sale (cost of $924,942 at June 30, 2001 and $437,684 at December 31, 2000; carrying amount of pledged collateral
  at June 30, 2001, $146,768)                                                           939,993           441,031
Loans                                                                                 1,969,887         2,157,622
  Less:   Unearned income                                                                  (222)             (215)
          Allowance for loan losses                                                     (28,049)          (28,447)
                                                                                     ----------        ----------
    Loans, net                                                                        1,941,616         2,128,960
                                                                                     ----------        ----------
Premises and equipment, net                                                              97,270            76,666
Other assets                                                                             79,073            90,870
                                                                                     ----------        ----------
    TOTAL ASSETS                                                                     $3,138,989        $2,932,199
                                                                                     ==========        ==========

LIABILITIES:
Deposits, domestic:
  Noninterest bearing demand                                                         $  257,443        $  242,983
  Interest bearing                                                                    1,861,584         1,755,251
                                                                                     ----------        ----------
    Total deposits                                                                    2,119,027         1,998,234
                                                                                     ----------        ----------
Other borrowings                                                                        643,483           570,024
Other liabilities                                                                        52,375            54,654
                                                                                     ----------        ----------
    TOTAL LIABILITIES                                                                 2,814,885         2,622,912
                                                                                     ----------        ----------

SHAREHOLDERS' EQUITY:
Preferred stock -  no par value; authorized 2,000,000 shares; no shares
  issued and outstanding                                                                     --                --
Common stock - no par value; authorized 100,000,000 shares;
  issued and outstanding 31,721,374 and 31,601,263 shares                               152,869           151,486
Retained earnings                                                                       162,057           155,762
Accumulated other comprehensive income:
  Unrealized gains on securities available for sale, net                                  9,178             2,039
                                                                                     ----------        ----------
  TOTAL SHAREHOLDERS' EQUITY                                                            324,104           309,287
                                                                                     ----------        ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $3,138,989        $2,932,199
                                                                                     ==========        ==========


          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)


                                                                   FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                   ENDED JUNE 30,
                                                               -----------------------------     ---------------------------
(Dollars in thousands, except share and per share data)            2001             2000            2001            2000
                                                               -----------------------------     ---------------------------
INTEREST INCOME:
Loans                                                          $    40,496       $    45,066     $    84,312     $    88,469
Federal funds sold                                                      15               135              46             218
Interest bearing bank deposits                                          81                32             237              76
Securities                                                          14,799             8,009          24,866          16,117
                                                               -----------------------------     ---------------------------
  Total interest income                                             55,391            53,242         109,461         104,880
                                                               -----------------------------     ---------------------------
INTEREST EXPENSE:
Deposits                                                            20,638            17,413          41,767          34,265
Federal funds purchased and securities
  sold under agreements to repurchase                                1,509             1,807           3,029           3,362
Federal Home Loan Bank and other borrowings                          6,896             6,979          12,938          13,171
                                                               -----------------------------     ---------------------------
  Total interest expense                                            29,043            26,199          57,734          50,798
                                                               -----------------------------     ---------------------------
NET INTEREST INCOME                                                 26,348            27,043          51,727          54,082
PROVISION FOR LOAN LOSSES                                            1,190             1,370           1,940           3,340
                                                               -----------------------------     ---------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 25,158            25,673          49,787          50,742

NONINTEREST INCOME:
Service charges on deposit accounts                                  3,383             3,091           6,301           5,642
Financial management income                                            640               698           1,415           1,378
Gain on sale of securities                                             282               260             549             412
Income (loss) from equity method investees                            (102)              446               9             446
Mortgage loan fees                                                     749               101           1,258             353
Brokerage services income                                              520               366             914             742
Insurance services income                                            1,865             1,744           3,856           3,556
Other                                                                1,477             1,208           2,932           2,660
                                                               -----------------------------     ---------------------------
  Total noninterest income                                           8,814             7,914          17,234          15,189
                                                               -----------------------------     ---------------------------

NONINTEREST EXPENSE:
Salaries and employee benefits                                      10,659            10,433          21,012          21,061
Occupancy and equipment                                              3,799             3,171           7,369           6,253
Data processing                                                        759               864           1,355           1,775
Advertising                                                            552               684           1,195           1,171
Postage and supplies                                                 1,136             1,174           2,325           2,095
Professional services                                                1,418               732           2,582           1,553
Telephone                                                              347               336             638             668
Restructuring charges and merger-related                                --            16,250              --          16,250
Other                                                                2,208             2,026           4,445           4,675
                                                               -----------------------------     ---------------------------
  Total noninterest expense                                         20,878            35,670          40,921          55,501
                                                               -----------------------------     ---------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                   13,094            (2,083)         26,100          10,430
INCOME TAXES                                                         4,223               681           8,385           4,625
                                                               -----------------------------     ---------------------------
NET INCOME (LOSS)                                              $     8,871       $    (2,764)    $    17,715     $     5,805
                                                               =============================     ===========================

NET INCOME (LOSS) PER SHARE:
  Basic                                                        $      0.28       $     (0.09)    $      0.56     $      0.19
  Diluted                                                      $      0.28       $     (0.09)    $      0.56     $      0.18
WEIGHTED AVERAGE SHARES:
  Basic                                                         31,719,241        31,402,488      31,708,003      31,323,794
  Diluted                                                       31,906,705        31,584,528      31,870,134      31,492,212


          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                  (Unaudited)


                                            ----------------------------------------------------------------
                                                                                      ACCUMULATED
                                                 COMMON STOCK                           OTHER
                                            ------------------------      RETAINED  COMPREHENSIVE
(Dollars in thousands, except share data)     SHARES        AMOUNT        EARNINGS   INCOME (LOSS)    TOTAL
                                            ----------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                  31,100,310     $ 146,438     $ 151,215     $(7,385)    $ 290,268
Comprehensive income:
  Net income                                        --            --         5,805          --         5,805
  Unrealized loss on securities
    available for sale, net                         --            --            --      (1,374)       (1,374)
                                                                                                   ---------
    Total comprehensive income                                                                         4,431
Cash dividends                                      --            --        (8,720)         --        (8,720)
Stock options exercised and Dividend
  Reinvestment Plan stock issued               189,426           737            --          --           737
Shares issued in connection with
  business acquisition                         122,263         2,025            --          --         2,025
Purchase and retirement of common stock         (2,730)          (26)           --          --           (26)
                                            ----------------------------------------------------------------
BALANCE, JUNE 30, 2000                      31,409,269     $ 149,174     $ 148,300     $(8,759)    $ 288,715
                                            ================================================================

BALANCE, DECEMBER 31, 2000                  31,601,263       151,486       155,762       2,039       309,287
Comprehensive income:
  Net income                                        --            --        17,715          --        17,715
  Unrealized gain on securities
    available for sale, net                         --            --            --       7,139         7,139
                                                                                                   ---------
    Total comprehensive income                                                                        24,854
Cash dividends                                      --            --       (11,420)         --       (11,420)
Stock options exercised and Dividend
  Reinvestment Plan stock issued               127,111         1,495            --          --         1,495
Purchase and retirement of common stock         (7,000)         (112)           --          --          (112)
                                            ----------------------------------------------------------------
Balance, June 30, 2001                      31,721,374     $ 152,869     $ 162,057     $ 9,178     $ 324,104
                                            ================================================================


             See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                        SIX MONTHS
                                                                                                       ENDED JUNE 30,
                                                                                             -------------------------------
(Dollars in thousands)                                                                          2001                 2000
                                                                                             -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $  17,715             $   5,805
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                      1,940                 3,340
  Depreciation                                                                                   3,742                 3,112
  Premium amortization and discount accretion, net                                                (388)                   37
  Net gain on securities available for sale transactions                                          (549)                 (412)
  Net gain on sale of other real estate                                                            (53)                  (57)
  Net loss on sale of mortgage loans                                                                --                    99
  Net loss on sale of premises and equipment                                                        12                     4
  Origination of mortgage loans held for sale                                                  (93,755)              (27,311)
  Proceeds from sale of mortgage loans held for sale                                            85,064                71,521
  Decrease (increase) in other assets                                                            7,697               (17,363)
  (Decrease) increase in other liabilities                                                      (2,279)               13,838
                                                                                             -------------------------------
    Net cash provided by operating activities                                                   19,146                52,613
                                                                                             -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                            65,264                32,276
Proceeds from maturities of securities available for sale                                      105,740                26,630
Purchase of securities available for sale                                                     (490,333)              (37,987)
Proceeds from issuer calls and maturities of securities held to maturity                            --                   758
Net decrease (increase) in loans                                                                25,267              (170,074)
Proceeds from sales of other real estate                                                         1,425                 1,533
Net purchases of premises and equipment                                                        (24,359)               (9,845)
                                                                                             -------------------------------
    Net cash used in investing activities                                                     (316,996)             (156,709)
                                                                                             -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, money market and savings accounts                            25,958               (29,903)
Net increase in certificates of deposit                                                         94,835                84,370
Net increase in securities sold under repurchase
  agreements and other borrowings                                                               73,459                42,123
Purchase and retirement of common stock                                                           (112)                  (26)
Proceeds from issuance of common stock                                                           1,495                   737
Dividends paid                                                                                 (11,420)               (8,720)
                                                                                             -------------------------------
    Net cash provided by financing activities                                                  184,215                88,581
                                                                                             -------------------------------
Net decrease in cash and cash equivalents                                                     (113,635)              (15,515)
Cash and cash equivalents at beginning of period                                               194,672                97,668
                                                                                             -------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  81,037             $  82,153
                                                                                             ===============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                                       $  27,847             $  50,011
Cash paid for income taxes                                                                       8,582                   860
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Transfer of loans and premises and equipment to other real estate owned                         (1,836)               (2,796)
Unrealized gain on securities available for sale
  (net of tax effect of $2,784 and $(529) for the six months ended
  June 30, 2001 and 2000, respectively)                                                          7,139                (1,374)
Issuance of common stock for business acquisitions                                                  --                 2,025
Loans securitized and retained in the available for sale portfolio                             166,992                    --
Transfer of loans in portfolio to held for sale                                                     --                45,252
Transfer of securities held to maturity to available for sale                                       --                35,324


        See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         First Charter Corporation (the "Corporation") is a bank holding company established as a North Carolina Corporation in 1983. Its principal asset is the stock of its subsidiary, First Charter Bank ("FCB" or the "Bank"). FCB is a full service bank, which operates 52 financial centers, five insurance offices and 99 ATMs (automated teller machines). These facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. Through its subsidiary First Charter Brokerage Services, the Bank offers full service and discount brokerage services, insurance and annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates four other subsidiaries: First Charter Insurance Services, Inc., First Charter Realty Investment, Inc., FCB Real Estate, Inc., and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investment, Inc. is a Delaware corporation organized as a holding company for FCB Real Estate, Inc. a real estate investment trust organized in North Carolina. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center through the Bank's investment in Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

NOTE ONE - ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, FCB. In consolidation, all intercompany accounts and transactions have been eliminated.

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

NOTE TWO - NET INCOME PER SHARE

         Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net income per share reflects the potential dilution that could occur if all of the currently outstanding stock options on the Corporation's common stock are fully exercised. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:


                                                              THREE MONTHS                     SIX MONTHS
                                                              ENDED JUNE 30                   ENDED JUNE 30
                                                       ----------------------------------------------------------
                                                          2001            2000            2001           2000
                                                       ----------------------------------------------------------
Basic net income per share denominator:
    Weighted average number of
      common shares outstanding                         31,719,241     31,402,488      31,708,003     31,323,794
    Dilutive effect arising from
      assumed exercise of stock options                    187,464        182,040         162,131        168,418
                                                       ----------------------------------------------------------
Diluted net income per share denominator                31,906,705     31,584,528      31,870,134     31,492,212
                                                       ==========================================================


         The Corporation paid cash dividends of $0.18 and $0.36 per share for the three and six months ended June 30, 2001, respectively, compared to $0.17 and $0.34 per share for the comparable 2000 periods.

NOTE THREE - MERGERS AND ACQUISITIONS

         (a) Business Insurers of Guilford County. On September 1, 2000, Business Insurers of Guilford County ("Business Insurers") was merged into First Charter Insurance Services. As a result of this merger, approximately 283,000 shares of the Corporation's common stock were issued. This merger was accounted for as a pooling of interests, and accordingly all financial results for prior periods have been restated to include the financial results of both entities. In connection with the Business Insurers merger, the Corporation recorded pre-tax restructuring charges and merger-related expenses of approximately $575,000 ($425,000 after-tax), all of which had been incurred at June 30, 2001.

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

         The following table indicates the primary components of the Carolina First and Business Insurers restructuring charges and merger-related expenses, including the amounts incurred through June 30, 2001, and the amounts remaining as accrued expenses in other liabilities at June 30, 2001. All of the remaining accrual at June 30, 2001 relates to the Carolina First merger.


                                     Total Restructuring        Incurred          Remaining
                                     Charges and Merger-        through          accrual at
(Dollars in thousands)                Related Expenses       June 30, 2001      June 30, 2001
                                     --------------------------------------------------------
Professional costs                       $  3,907              $ 3,907            $    --
Employee related costs                      5,336                4,112              1,224
Equipment writedowns                        4,125                4,125                 --
Conversion costs                            1,114                1,114                 --
Lease buyouts                                 909                  695                214
Printing and filing fees                      187                  187                 --
Other                                         672                  672                 --
                                         ------------------------------------------------
      Total                              $ 16,250             $ 14,812            $ 1,438
                                         ================================================


         The employee-related costs include accruals for payments to be made in connection with the involuntary termination of approximately 130 employees who had been notified that their positions were redundant within the combined organizations and, therefore, no longer needed. These personnel were terminated from various areas of the Corporation. Other restructuring activities included closing and consolidating 14 branch facilities that were redundant, consolidating back-office functions and converting all of Carolina First's systems to the Corporation systems. The remaining restructuring charge accrual at June 30, 2001 consists of lease contract payments on closed facilities to be paid through 2010 and contract payments to former employees to be paid through 2007. The Corporation does not currently anticipate any additional material merger-related expenses, or any material changes to the restructuring charge accrual, in 2001 related to the Merger.

NOTE FOUR - IMPAIRED LOANS

         The recorded investment in impaired loans was $17.7 million (all of which was on nonaccrual status) at both June 30, 2001 and December 31, 2000. The related allowance for loan losses on impaired loans was $4.2 million and $4.7 million at June 30, 2001 and December 31, 2000, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2001 and 2000 was $18.6 million and $11.7 million, respectively.

NOTE FIVE - STOCK REPURCHASE PROGRAM

         On April 27, 2001, First Charter Corporation's Board of Directors authorized the repurchase of up to 1 million shares of the Corporation's common stock. Through June 30, 2001, the Corporations had repurchased 7,000 shares of its common stock at an average per-share price of $16.07, which reduced shareholder's equity by $112,490.

NOTE SIX - CONVERSION TO STATE CHARTER BANK

     On June 22, 2001, First Charter's banking subsidiary completed its conversion from a national bank to First Charter Bank, a North Carolina state bank. That change was completed after a cost benefit analysis of supervisory regulatory charges and does not represent any disagreement with the Company's former regulators. The bank will continue to operate its financial center network franchise under the "First Charter" brand name.

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

         Factors that may cause actual results to differ materially from these forward looking statements include, among others, the following possibilities:
(1) projected business increases in connection with the implementation of our business plan are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the company does business, are less favorable than expected; (5) changes in the interest rate environment reduce interest margins and affect funding sources; (6) changes in market rates and prices may adversely affect the value of financial products; (7) any inability to generate liquidity necessary to meet loan demand or other cash needs; (8) any inability to accurately predict the adequacy of the loan loss allowance needs; (9) legislation or regulatory requirements or changes adversely affect the businesses in which the company is engaged; and
(10) decisions to change the business mix of the company.

OVERVIEW

         The Corporation is a regional financial services company with assets of $3.14 billion and is the holding company for First Charter Bank ("FCB"). On June 22, 2001, First Charter's banking subsidiary completed its conversion from a national bank to First Charter Bank, a North Carolina state bank. That change was completed after a cost benefit analysis of supervisory regulatory charges and does not represent any disagreement with the Company's former regulators. The bank will continue to operate its financial center network franchise under the "First Charter" brand name. FCB operates 52 financial centers, five insurance offices and 99 ATMs located in 17 counties throughout the western half of North Carolina. FCB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

         The Corporation's results of operations and financial position are described in the following sections.

         Refer to TABLE ONE for quarterly and six month selected financial data.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

         Net income amounted to $8.9 million, or $0.28 per diluted common share, for the three months ended June 30, 2001, compared to a net loss of $2.8 million, or $0.09 net loss per diluted common share, for the three months ended June 30, 2000, representing an increase in net income of $11.7 million. The increase in net income is primarily attributable to restructuring charges and merger-related expenses of $16.3 million pre-tax ($12.3 million, or $0.39 per diluted share after-tax) which occurred during the three months ended June 30, 2000.

         Net income amounted to $17.7 million, or $0.56 per diluted common share, for the six months ended June 30, 2001, compared to $5.8 million, or $0.18 per diluted common share, for the six months ended June 30, 2000, representing an increase in net income of $11.9 million. The increase in net income is primarily attributable to restructuring charges and merger-related expenses of $16.3 million pre-tax ($12.3 million, or $0.39 per diluted share after-tax) which occurred during the three months ended June 30, 2000. The items affecting net income are discussed further in the following sections.

TABLE  ONE
SELECTED FINANCIAL DATA

                                                  -------------------------------------------------------------------------
                                                          FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                           ENDED JUNE 30,
                                                  --------------------------------          -------------------------------
(Dollars in thousands, except
share and per share data)                             2001                 2000                 2001                2000
                                                  --------------------------------          -------------------------------
INCOME STATEMENT
Interest income                                   $    55,391         $     53,242          $   109,461         $   104,880
Interest expense                                       29,043               26,199               57,734              50,798
                                                  --------------------------------          -------------------------------
Net interest income                                    26,348               27,043               51,727              54,082
Provision for loan losses                               1,190                1,370                1,940               3,340
Noninterest income                                      8,814                7,914               17,234              15,189
Noninterest expense                                    20,878               35,670               40,921              55,501
                                                  --------------------------------          -------------------------------
Income (loss) before income taxes                      13,094               (2,083)              26,100              10,430
Income taxes                                            4,223                  681                8,385               4,625
                                                  --------------------------------          -------------------------------
Net income (loss)                                 $     8,871         $     (2,764)         $    17,715         $     5,805
                                                  ================================          ===============================

PER COMMON SHARE
Basic net income (loss)                           $      0.28         $      (0.09)         $      0.56         $      0.19
Diluted net income (loss)                                0.28                (0.09)         $      0.56                0.18
Cash dividends declared (1)                              0.18                 0.17                 0.36                0.34
Period-end book value                                   10.22                 9.19                10.22                9.19
Average shares outstanding - basic                 31,719,241           31,402,488           31,708,003          31,323,794
Average shares outstanding - diluted               31,906,705           31,584,528           31,870,134          31,492,212
RATIOS
Return on average shareholders' equity (2)              11.12%               (3.67)%              11.29%               0.43%
Return on average assets (2)                             1.15                (0.40)                1.19                3.91
Net interest margin (2)                                  3.73                 4.29                 3.81                4.34
Average loans to average deposits                       95.50               111.69                99.42              110.70
Average equity to average assets                        10.33                10.93                10.58               10.94
Efficiency ratio (3)                                    59.05               101.37                58.97               79.53
SELECTED PERIOD END BALANCES
Securities available for sale                     $   939,993         $    500,310          $   939,993         $   500,310
Loans, net                                          1,941,616            2,062,674            1,941,616           2,062,674
Allowance for loan losses                              28,049               26,700               28,049              26,700
Total assets                                        3,138,989            2,788,426            3,138,989           2,788,426
Deposits                                            2,119,027            1,870,958            2,119,027           1,870,958
Borrowings                                            643,483              584,144              643,483             584,144
Total liabilities                                   2,814,885            2,499,711            2,814,885           2,499,711
Total shareholders' equity                            324,104              288,715              324,104             288,715
                                                  ================================          ===============================

(1)      First Charter Corporation historical cash dividends declared.
(2)      Annualized
(3) Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.


NET INTEREST INCOME

         An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheets for the three and six months ended June 30, 2001 and 2000 are presented in TABLES TWO and THREE, respectively. The changes in net interest income for the three and six months ended June 30, 2001 and 2000 are analyzed in TABLES FOUR and FIVE, respectively.

         Net interest income, the difference between total interest income and total interest expense, is the Corporation's principal source of earnings. Net interest income amounted to $26.3 million and $51.7 million for the three and six months ended June 30, 2001, respectively, a decrease of $0.7 million and $2.4 million as compared to the same periods in 2000. These decreases were the result of a variety of factors, including reduced loan demand and a compressed net interest margin resulting from the slowing economy; several large loan payoffs; and our increased selectivity in seeking new opportunities in this economic environment.

         Average interest earning assets increased approximately $299.2 million to $2.88 billion for the second quarter of 2001 and $228.8 million to $2.78 billion in the first six months of 2001, compared to the same 2000 periods. This increase is primarily due to a $234.8 million and a $116.8 million increase in the Corporation's average securities available for sale portfolio for the three and six months ended June 30, 2001, respectively, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The increase was primarily due to the net purchase of approximately $63.6 million and $331.6 million in securities available for sale for the three and six months ended June 30, 2001, respectively. Average interest earning assets also increased due to growth in the Corporation's average loan portfolio, which increased $66.3 million and $110.5 million for the three and six months ended June 30, 2001, respectively, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The decrease in average yield on interest earning assets to 7.77 percent and 8.00 percent for the three and six months ended June 30, 2001, respectively, compared to 8.37 percent and 8.34 percent for the same 2000 periods, resulted principally from the decrease in the average prime rate during 2001 to 7.34 percent and 8.01 percent for the three and six months ended June 30, 2001, respectively, from
9.25 percent and 8.95 percent for the three and six months ended June 30, 2000, respectively. The decrease in the average prime rate is attributable to the Federal Reserve's 275 basis point decrease in the fed funds rate during the first six months of 2001. The average yield earned on loans was 8.28 percent and
8.50 percent for the three and six months ended June 30, 2001, respectively, compared to 8.78 percent and 8.77 percent for the same 2000 periods.

         In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities of $287.7 million to $2.48 billion in the second quarter of 2001 and an increase of $217.9 million to $2.39 billion in the first six months of 2001, due to the use of Federal Home Loan Bank ("FHLB") advances and increases in deposits to fund securities purchases. The average rate paid on interest bearing liabilities decreased to 4.69 percent for the three months ended June 30, 2001 compared to
4.80 percent in the same 2000 period, primarily due to a decline in the average rate of borrowings. The average rate paid on interest bearing liabilities increased to 4.88 percent for the six months ended June 30, 2001 compared to
4.71 percent during the same 2000 period, primarily due to a shift in the deposit mix partially offset by a decline in the average rate of borrowings. The average rate paid on interest-bearing deposits was 4.56 percent and 4.74 percent for the three and six months ended June 30, 2001, respectively, up from 4.36 percent and 4.31 percent in the same 2000 periods. The rate paid on other borrowed funds decreased to 5.03 percent and 5.27 percent for the three and six months ended June 30, 2001, respectively, compared to 6.00 percent and 5.82 percent in the same 2000 periods.

         The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 56 basis points to 3.73 percent and 53 basis points to 3.81 percent for the three and six months ended June 30, 2001, respectively, compared to 4.29 percent and 4.34 percent in the same 2000 periods. This reflects the impact of higher levels of borrowings and competitive forces related to loan and deposit pricing. Management believes that further compression of the net interest margin will continue at least through the third quarter of 2001.

         Management assesses interest rate risk based on an earnings simulation model. Based on the earnings simulation model, the Corporation's balance sheet is currently asset sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as market rates change. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk would positively impact net interest income by approximately 2.62 percent of net interest income at June 30, 2001. Assuming a 300 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk would negatively impact net interest income by approximately
1.99 percent of net interest income at June 30, 2001. Both scenarios are within Management's acceptable range. In the future, the Corporation is considering the limited use of interest rate swaps, caps, floors or other derivative products to assist in interest rate risk management.

         The following table includes for the three months ended June 30, 2001 and 2000 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated based on daily averages.

TABLE TWO
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

----------------------------------------------------------------------------------------------------------------------------------
                                                       SECOND QUARTER 2001                          Second Quarter 2000
                                             -------------------------------------------------------------------------------------
                                                              INTEREST      AVERAGE                        Interest      Average
                                              AVERAGE          INCOME/     YIELD/RATE      Average         Income/      Yield/Rate
(Dollars in thousands)                        BALANCE          EXPENSE       PAID(5)       Balance         Expense       Paid(5)
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EARNING ASSETS:
Loans(1)(2)(3)                               $1,968,304        $40,609        8.28%       $2,068,958        $45,176        8.78%
Securities - taxable                            816,135         13,754        6.74           410,096          6,924        6.79
Securities - nontaxable                          88,623          1,411        6.37            92,881          1,465        6.34
Federal funds sold                                1,306             15        4.74             7,995            135        6.80
Interest bearing bank deposits                    7,261             81        4.46             2,543             32        5.03
----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets(4)                     2,881,629         55,870        7.77         2,582,473         53,732        8.37
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                          64,110                                       73,947
Other assets                                    152,859                                      119,147
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                               $3,098,598                                   $2,775,567
==================================================================================================================================
INTEREST BEARING LIABILITIES:
Demand deposits                                 507,959          2,854        2.25           503,862          3,176        2.54
Savings deposits                                117,371            524        1.79           166,799          1,020        2.46
Other time deposits                           1,189,026         17,260        5.82           936,869         13,218        5.67
Other borrowings                                670,248          8,405        5.03           589,354          8,785        6.00
----------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities          2,484,604         29,043        4.69         2,196,884         26,199        4.80
----------------------------------------------------------------------------------------------------------------------------------
Noninterest bearing sources:
Noninterest bearing deposits                    246,641                                      244,940
Other liabilities                                47,385                                       30,466
Shareholders' equity                            319,968                                      303,277
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                     $3,098,598                                   $2,775,567
==================================================================================================================================
Net interest spread                                                           3.08                                         3.57
Impact of noninterest bearing sources                                         0.65                                         0.72
----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME
    AND MARGIN                                                 $26,827        3.73%                         $27,533        4.29%
==================================================================================================================================

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.

(2) Average loan balances are shown net of unearned income.

(3) Includes amortization of deferred loan fees of approximately $748 and $1,104 for the second quarter of 2001 and 2000, respectively.

(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the second quarter of 2001 and 2000. The adjustments made to convert to a taxable-equivalent basis were $479 and $490 for the second quarter of 2001 and 2000, respectively.

(5) Annualized

         The following table includes for the six months ended June 30, 2001 and 2000 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated based on daily averages.

TABLE THREE
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

------------------------------------------------------------------------------------------------------------------------------------
                                                                             SIX MONTHS ENDED JUNE 30
                                             ---------------------------------------------------------------------------------------
                                                                2001                                         2000
                                             ---------------------------------------------------------------------------------------
                                                               INTEREST     AVERAGE                         Interest       Average
                                              AVERAGE          INCOME/     YIELD/RATE       Average          Income/      Yield/Rate
(Dollars in thousands)                        BALANCE          EXPENSE      PAID(5)         Balance          Expense       Paid(5)
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EARNING ASSETS:
Loans(1)(2)(3)                               $2,005,554        $84,540        8.50%        $2,033,409        $88,655        8.77%
Securities - taxable                            673,017         22,731        6.76            414,179         13,982        6.79
Securities - nontaxable                          90,408          2,883        6.38             94,060          2,880        6.16
Federal funds sold                                1,592             46        5.79              6,311            218        6.96
Interest bearing bank deposits                    9,028            237        5.29              2,804             76        5.46
------------------------------------------------------------------------------------------------------------------------------------
  Total earning assets(4)                     2,779,599        110,437        8.00          2,550,763        105,811        8.34
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                          65,880                                        71,576
Other assets                                    146,762                                       106,679
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                               $2,992,241                                    $2,729,018
====================================================================================================================================
INTEREST BEARING LIABILITIES:
Demand deposits                                 498,522          5,977        2.42            536,896          6,446        2.41
Savings deposits                                118,112          1,114        1.90            133,459          2,203        3.32
Other time deposits                           1,158,446         34,676        6.04            926,622         25,616        5.56
Other borrowings                                610,852         15,967        5.27            571,092         16,533        5.82
------------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities          2,385,932         57,734        4.88          2,168,069         50,798        4.71
------------------------------------------------------------------------------------------------------------------------------------
Noninterest bearing sources:
Noninterest bearing deposits                    242,163                                       239,904
Other liabilities                                47,602                                        22,361
Shareholders' equity                            316,544                                       298,684
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                     $2,992,241                                    $2,729,018
====================================================================================================================================
Net interest spread                                                           3.12                                          3.63
Impact of noninterest bearing sources                                         0.69                                          0.71
------------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME
    AND MARGIN                                                 $52,703        3.81%                          $55,013        4.34%
====================================================================================================================================

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.

(2) Average loan balances are shown net of unearned income.

(3) Includes amortization of deferred loan fees of approximately $1,428 and $1,982 for the six months ended June 30, 2001 and 2000, respectively.

(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first six months of 2001 and 2000. The adjustments made to convert to a taxable-equivalent basis were $976 and $931 for the six months ended June 30, 2001 and 2000, respectively.

(5) Annualized

     The following tables presents the changes in net interest income from the three months ended June 30, 2000 to June 30, 2001:

TABLE FOUR
VOLUME AND RATE VARIANCE ANALYSIS

         ----------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED JUNE 30
                                               --------------------------------------------------------
                                                                 INCREASE (DECREASE)
                                                                 DUE TO CHANGE IN(1)
                                               --------------------------------------------------------
                                                 2000                                            2001
                                               INCOME/                                         INCOME/
         (Dollars in thousands)                EXPENSE           RATE           VOLUME         EXPENSE
         ----------------------------------------------------------------------------------------------

         INTEREST INCOME:
         Loans                                 $ 45,176        $ (2,430)       $ (2,137)       $ 40,609
         Securities - taxable                     6,924             (19)          6,849          13,754
         Securities - nontaxable                  1,465              13             (67)          1,411
         Federal funds sold                         135             (24)            (96)             15
         Interest bearing bank deposits              32              (7)             56              81
         ----------------------------------------------------------------------------------------------
             TOTAL INTEREST INCOME             $ 53,732        $ (2,467)       $  4,605        $ 55,870
         ==============================================================================================
         INTEREST EXPENSE:
         Demand deposits                       $  3,176        $   (346)       $     24        $  2,854
         Savings deposits                         1,020            (234)           (262)            524
         Other time deposits                     13,218             434           3,608          17,260
         Other borrowings                         8,785          (1,490)          1,110           8,405
         ----------------------------------------------------------------------------------------------
             TOTAL INTEREST EXPENSE              26,199          (1,636)          4,480          29,043
         ----------------------------------------------------------------------------------------------
                  NET INTEREST INCOME          $ 27,533        $   (831)       $    125        $ 26,827
         ==============================================================================================

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

         The following tables presents the changes in net interest income from the six months ended June 30, 2000 to June 30, 2001:

TABLE FIVE
VOLUME AND RATE VARIANCE ANALYSIS

         ----------------------------------------------------------------------------------------------
                                                              SIX MONTHS ENDED JUNE 30
                                               --------------------------------------------------------
                                                                 INCREASE (DECREASE)
                                                                 DUE TO CHANGE IN (1)
                                               --------------------------------------------------------
                                                 2000                                            2001
                                               INCOME/                                         INCOME/
         (Dollars in thousands)                EXPENSE           RATE           VOLUME         EXPENSE
         ----------------------------------------------------------------------------------------------

         INTEREST INCOME:
         Loans                                 $ 88,655        $ (2,920)       $ (1,195)       $ 84,540
         Securities - taxable                    13,982               9           8,740          22,731
         Securities - nontaxable                  2,880             117            (114)          2,883
         Federal funds sold                         218             (23)           (149)             46
         Interest bearing bank deposits              76              (5)            166             237
         ----------------------------------------------------------------------------------------------
             TOTAL INTEREST INCOME             $105,811        $ (2,822)       $  7,448        $110,437
         ==============================================================================================
         INTEREST EXPENSE:
         Demand deposits                       $  6,446        $      9        $   (478)       $  5,977
         Savings deposits                         2,203             889          (1,978)          1,114
         Other time deposits                     25,616          (2,386)         11,446          34,676
         Other borrowings                        16,533           1,661          (2,227)         15,967
         ----------------------------------------------------------------------------------------------
             TOTAL INTEREST EXPENSE              50,798             173           6,763          57,734
         ----------------------------------------------------------------------------------------------
                  NET INTEREST INCOME          $ 55,013        $ (2,995)       $    685        $ 52,703
         ==============================================================================================

         (1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the three and six months ended June 30, 2001 amounted to $1.2 million and $1.9 million, respectively, compared to $1.4 million and $3.3 million for the comparable 2000 periods. The decrease in the provision for loan losses was due to lower loan growth in 2001, the effect of which was partially offset by higher net charge-offs. Gross loans decreased $20.7 million during the six months ended June 30, 2001, excluding the $167.0 million loan securitization, compared to an increase in gross loans of $121.5 million during the comparable 2000 period.

         Net charge-offs were $1.2 million or 0.24 percent of average loans and $1.9 million or 0.19 percent of average loans for the three and six months ended June 30, 2001, respectively, compared to $0.5 million or 0.10 percent of average loans and $1.5 million or 0.15 percent of average loans for the comparable 2000 periods. The increase in net charge-offs was primarily due to the effects of slower economic growth on certain customers within the portfolio.

NONINTEREST INCOME

         Noninterest income increased 11 percent and 13 percent to $8.8 million and $17.2 million for the three and six months ended June 30, 2001, respectively, compared to $7.9 million and $15.2 million for the comparable 2000 periods. This increase was driven primarily by a 9.4 percent and an 11.7 percent increase in service charge income on deposit accounts for the three months and six months ended June 30, 2001 compared to the same 2000 periods, which was due to re-pricing opportunities resulting from the acquisition of Carolina First. In addition, the declining rate environment has increased mortgage origination volume. This has resulted in additional loan sales to the secondary market and correspondingly greater fee income. Growth of First Charter Insurance Services and financial management income also increased noninterest income.

NONINTEREST EXPENSE

         Noninterest expense decreased 42 percent and 26 percent to $20.9 million and $40.9 million for the three and six months ended June 30, 2001, respectively, compared to $35.7 million and $55.5 million for the comparable 2000 periods. These decreases were attributable to the restructuring charges and merger-related expenses of $16.3 million during the quarter ended June 30, 2000, associated with the acquisition of Carolina First, and a decrease in salaries and employee benefits expenses during 2001 due to synergies realized as part of the Carolina First acquisition. These decreases were partially offset during 2001 by the additional operating costs associated with the four financial centers acquired during the fourth quarter of 2000 and an increase in occupancy and equipment expense as a result of the move into the new First Charter Center.

INCOME TAXES

         Total income tax expense for the three and six months ended June 30, 2001 was $4.2 million and $8.4 million, respectively, compared to $0.7 million and $4.6 million for the same periods in 2000. The increase was attributable to an increase in taxable income. The increase in tax expense, however, was not proportionate with the increase in income because portions of the restructuring charges and merger-related expenses in 2000 were not deductible. This created a decrease in the effective tax rate to 32.1 percent for the six months ended June 30, 2001 from 44.3 percent for the six months ended June 30, 2000.

FINANCIAL CONDITION

SUMMARY

         Total assets at June 30, 2001 amounted to $3.14 billion, compared to $2.93 billion at December 31, 2000 and $2.79 billion at June 30, 2000. Net loans at June 30, 2001 amounted to $1.94 billion, compared to $2.13 billion at December 31, 2000 and $2.06 billion at June 30, 2000. This decrease from prior periods was due to the securitization of $167.0 million of mortgage loans in February 2001. These loans were securitized because of a decrease in interest rates and the resulting impact of that condition on the Corporation's interest rate risk. The securitized mortgage loans are now classified as mortgage backed securities in our available for sale portfolio.

         The securities available for sale portfolio increased to $940.0 million at June 30, 2001, compared to $441.0 million at December 31, 2000, and $500.3 million at June 30, 2000. The increase in securities available for sale was due to the $167.0 million mortgage loan securitization, as well as purchases of securities available for sale made to increase our interest earning assets. The carrying value of securities available for sale was approximately $15.1 million above their amortized cost at June 30, 2001, which represents gross unrealized gains of $16.0 million and gross unrealized losses of $0.9 million. In conjunction with the Merger, the Corporation transferred $35.3 million of Carolina First's securities classified as held to maturity to available for sale due to the significance of the impact on the Corporation's interest rate forecast as compared to corporate policy.

         Total deposits at June 30, 2001 amounted to $2.12 billion, compared to $2.00 billion at December 31, 2000 and $1.87 billion at June 30, 2000. Shareholders' equity at June 30, 2001 was $324.1 million, which represented a book value per share of $10.22 and an equity-to-assets percentage of 10.33 percent. The securities available for sale portfolio's unrealized net gain has increased from $2.0 million (net of tax) at December 31, 2000 to an unrealized net gain of $9.2 million (net of tax) at June 30, 2001.

NONPERFORMING ASSETS

         The total of nonperforming assets at June 30, 2001 increased to $32.1 million compared to $29.6 million and $15.8 million at December 31, 2000 and June 30, 2000, respectively. As a percentage of total assets, nonperforming assets have increased to 1.02 percent at June 30, 2001 compared to 1.01 percent and 0.57 percent at December 31, 2000 and June 30, 2000, respectively. The increase over June 30, 2000 was primarily due to the effect of slower economic growth on certain customers.

         Total nonperforming assets and loans 90 days or more past due and still accruing interest at June 30, 2001 were $32.3 million or 1.62 percent of total loans and other real estate, compared to $30.0 million or 1.37 percent of total loans and other real estate at December 31, 2000. These ratios were primarily impacted by the first quarter 2001 securitization of $167.0 million of mortgage loans. In addition, total nonperforming assets and loans 90 days or more past due and still accruing have increased during the period due to an increase in nonaccrual loans of $2.0 million and a $0.5 million increase in other real estate owned. The increase in nonaccrual loans was not concentrated in any one industry and was primarily due to several large credits secured by real estate and the effect of slower economic growth on certain customers. The components of nonperforming and loans 90 days or more past due and still accruing are presented in the table below:

TABLE SIX
NONPERFORMING AND PROBLEM ASSETS

--------------------------------------------------------------------------------
                                                       JUNE 30,     December 31,
(Dollars in thousands)                                   2001           2000
--------------------------------------------------------------------------------
Nonaccrual loans                                       $ 28,605       $ 26,587
Other real estate                                         3,454          2,989
--------------------------------------------------------------------------------
  Total nonperforming assets                             32,059         29,576
--------------------------------------------------------------------------------
Loans 90 days or more past due
  and still accruing interest                               199            430
--------------------------------------------------------------------------------
Total nonperforming assets and loans 90 days or
more past due and still accruing interest              $ 32,258       $ 30,006
================================================================================

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

         As part of the continual grading process, individual commercial loans are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in those risk assessments as determined by the outside risk assessment group, regulatory examiners or the Corporation's Risk Management Division are also considered in the allowance for loan losses analysis. Management considers certain commercial loans on nonaccrual status to be individually impaired and measures such impairment based upon the value of the collateral. An estimate of an allowance is made for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. In the allowance for loan loss analysis process, the Bank also aggregates non-graded loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category. The Bank also considers the impact of the area, local, regional and national economies in making estimates of the allowance for loan losses.

         At June 30, 2001 the allowance for loan losses was $28.0 million or
1.42 percent of gross loans compared to $26.7 million or 1.28 percent at June 30, 2000. The increase in the allowance for loan losses as a percentage of gross loans is primarily attributable to the mortgage loan securitization, which removed $417,000 of allowance for loan losses when the loans were securitized and reclassified from loans into securities available for sale. Securitized loans consisted of residential mortgage loans, which generally have a lower percentage of allocated allowance for loan losses. TABLE SEVEN provides the changes in the allowance for loan losses for the three and six months ended June 30, 2001 and 2000.

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

TABLE SEVEN
ALLOWANCE FOR LOAN LOSSES

----------------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS                           SIX MONTHS
                                                                ENDED JUNE 30,                        ENDED JUNE 30,
                                                        --------------------------------------------------------------------
(Dollars in thousands)                                     2001               2000               2001               2000
----------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                            $    28,049        $    25,979        $    28,447        $    25,002
----------------------------------------------------------------------------------------------------------------------------
LOAN CHARGE-OFFS:
Commercial, financial and agricultural                          679                578              1,133              1,370
Real estate - construction                                       --                 --                 --                 --
Real estate - mortgage                                          211                 94                211                181
Installment                                                     475                 33                971                429
----------------------------------------------------------------------------------------------------------------------------
  Total loans charged-off                                     1,365                705              2,315              1,980
----------------------------------------------------------------------------------------------------------------------------
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial, financial and agricultural                           71                 95                151                270
Real estate - construction                                       --                 --                 --                 --
Real estate - mortgage                                            7                 14                 61                 26
Installment                                                      97                 60                182                155
----------------------------------------------------------------------------------------------------------------------------
  Total recoveries of loans previously charged-off              175                169                394                451
----------------------------------------------------------------------------------------------------------------------------
    Net charge-offs                                           1,190                536              1,921              1,529
----------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                     1,190              1,370              1,940              3,340
Adjustment for loans sold and securitized                        --               (113)              (417)              (113)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30                                        $    28,049        $    26,700        $    28,049        $    26,700
============================================================================================================================

Average loans, net of unearned
  income                                                $ 1,968,304        $ 2,068,958        $ 2,005,554        $ 2,033,409
Net charge-offs to average loans (annualized)                  0.24%              0.10%              0.19%              0.15%
Allowance for loan losses to
  gross loans at June 30                                       1.42               1.28               1.42               1.28
----------------------------------------------------------------------------------------------------------------------------

LIQUIDITY

         The Bank derives a major source of its liquidity from its core deposit base. Liquidity is further provided by loan repayments, brokered deposits, maturities in the securities available for sale portfolio, the ability to secure public deposits, the availability of federal fund lines and repurchase agreements at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Bank is a member of the Federal Home Loan Bank ("FHLB") System, which provides access to FHLB lending sources. At June 30, 2001, the Bank had a line of credit with the FHLB of $586.3 million, with $510.7 million advanced to the Bank and $75.6 million remaining available. Another source of liquidity is the securities in the available for sale portfolio, which may be sold in response to liquidity needs. The Bank's loan-to-deposit ratio at June 30, 2001 was 0.93 percent compared to 1.08 percent at December 31, 2000. Management believes the Bank's sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

CAPITAL RESOURCES

         At June 30, 2001, total shareholders' equity was $324.1 million, representing a book value of $10.22 per share, compared to $309.3 million, or a book value of $9.79 per share at December 31, 2000. The increase was primarily due to net earnings (net income less dividends) of $6.3 million combined with the recognition of $7.1 million after-tax unrealized gains on available for sale securities, the receipt of $1.5 million from the sale of approximately 127,111 shares of common stock issued for stock options and Dividend Reinvestment Plans and the payment of $112,000 for the purchase and retirement of 7,000 shares of common stock.

         At June 30, 2001, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation's and the Bank's various regulators categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities' categories. The Corporation's capital requirements are summarized in the table below:

                                                        ------------------------------------------------------
                                                                         RISK-BASED CAPITAL
                                                        ------------------------------------------------------
                               LEVERAGE CAPITAL              TIER 1 CAPITAL                TOTAL CAPITAL
--------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)      AMOUNT     PERCENTAGE(1)     AMOUNT     PERCENTAGE(2)     AMOUNT     PERCENTAGE(2)
--------------------------------------------------------------------------------------------------------------
Actual                     $295,950         9.61%       $295,950        13.65%       $323,829        14.93%
Required                    123,182         4.00          86,739         4.00         173,478         8.00
Excess                      172,768         5.61         209,211         9.65         150,351         6.93

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

         In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140 (SFAS No. 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a replacement of FASB Statement 125", which revises the criteria for accounting for securitizations and other transfers of financial assets and collateral, and introduces new disclosures. The enhanced disclosure requirements were effective for year-end 2000. The other provisions of SFAS No. 140 apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Accordingly, the Corporation adopted SFAS No. 140 on April 1, 2001. The impact to the Corporation upon adoption was immaterial.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         The Corporation is required to adopt the provisions of SFAS 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to SFAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

         SFAS 141 will require, upon adoption of SFAS 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Corporation will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         As of June 30, 2001, the Corporation has unamortized goodwill in the amount of $12.3 million, and unamortized identifiable intangible assets in the amount of $6.2 million, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was approximately $293,000 and $479,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Corporation's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table presents the scheduled maturity of market risk sensitive instruments at June 30, 2001:

MATURING IN                     1 YEAR         2 YEARS        3 YEARS        4 YEARS        5 YEARS       THEREAFTER        TOTAL
------------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Debt securities               $  104,089       $112,029       $100,642       $117,190       $112,426       $352,583       $  898,959
Loans                            725,268        233,979        220,651        226,534        212,928        322,256        1,941,616
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                         $  829,357       $346,008       $321,293       $343,724       $325,354       $674,839       $2,840,575
====================================================================================================================================

LIABILITIES:
Savings, NOW and IMMA's       $  620,833       $ 11,207       $    203       $    655       $     --       $     --       $  632,898
CD's                           1,092,537        101,157         23,156         11,209            627             --        1,228,686
Short-term borrowings            437,133             --             --             --             --             --          437,133
Long-term borrowings                  --        181,040             40             40         25,040            190          206,350
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                         $2,150,503       $293,404       $ 23,399       $ 11,904       $ 25,667       $    190       $2,505,067
====================================================================================================================================


     The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at June 30, 2001:

                                        CARRYING       AVERAGE     ESTIMATED
                                         VALUE      INTEREST RATE  FAIR VALUE
         --------------------------------------------------------------------

         ASSETS:
         Debt securities               $  898,959       6.70%      $  898,959
         Loans                          1,941,616       8.06        1,970,777
         --------------------------------------------------------------------
         TOTAL                         $2,840,575       7.63%      $2,869,736
         ====================================================================

         LIABILITIES:
         Savings, NOW and IMMA's       $  632,898       2.36%      $  633,117
         CDs                            1,228,686       5.56        1,235,316
         Short-term borrowings            437,133       4.80          434,207
         Long-term borrowings             206,350       4.76          206,350
         --------------------------------------------------------------------
         TOTAL                         $2,505,067       4.55%      $2,508,990
         ====================================================================

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) First Charter Corporation's Annual Meeting of Shareholders was held on May 17, 2001.

(b) The following are the voting results on each matter (exclusive of procedural matters) submitted to the shareholders:

1.       To elect five directors with terms expiring in 2004.

                                          For               Withheld
                                      ------------------------------

         Harold D. Alexander          24,801,716           1,349,508
         Lawrence M. Kimbrough        23,440,956           1,990,268
         Samuel C. King, Jr.          25,171,600             259,624
         Dr. Jerry E. McGee           25,128,106             303,118
         Thomas R. Revels             24,747,649             683,575

2. To ratify the action of our Board of Directors in selecting KPMG LLP as our independent certified public accountants for 2001.

         For               25,169,457
         Against              193,041
         Abstain               68,726

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

                       10.1                  First Charter Corporation Amended and Restated
                                             Deferred Compensation Plan for Non-Employee Directors.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2001:

                  Current Report on Form 8-K dated April 17, 2001 and filed April 17, 2001, Items 5 and 7.

                  Current Report on Form 8-K dated April 18, 2001 and filed April 18, 2001, Items 7 and 9.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST CHARTER CORPORATION
                                            (Registrant)


Date: August 9, 2001                 By:     /s/ Robert O. Bratton
                                             -----------------------------------
                                             Robert O. Bratton
                                             Executive Vice President &
                                             Chief Financial Officer

                           FIRST CHARTER CORPORATION

                                   FORM 10-Q

                               Index to Exhibits


Exhibit    Description
-------    -----------

 10.1      Amended and Restated Deferred Compensation Plan for Non-Employee
           Directors.