Form 10-Q
period 2001-09-30
FIRST CHARTER CORP /NC/
filed 2001-11-01
CIK 717306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 1, 2001 the Registrant had outstanding 31,231,943 shares of Common Stock, no par value.

                            FIRST CHARTER CORPORATION



SEPTEMBER 30, 2001 FORM 10-Q
--------------------------------------------------------------------------------

INDEX

                                                                                             Page
                                                                                             ----
PART I                  Item 1.  Financial Statements:
FINANCIAL.                         Consolidated Balance Sheets at September 30, 2001           2
INFORMATION                        and December 31, 2000

                                   Consolidated Statements of Income for the Three             3
                                   and Nine Months Ended September 30, 2001 and 2000

                                   Consolidated Statements of Shareholders'                    4
                                   Equity for the Nine Months Ended
                                   September 30, 2001 and 2000

                                   Consolidated Statements of Cash Flows for the               5
                                   Nine Months Ended September 30, 2001 and 2000

                                   Notes to Consolidated Financial Statements                  6

                        Item 2.  Management's Discussion and Analysis of Financial            10
                                 Condition and Results of Operations

                        Item 3.  Quantitative and Qualitative Disclosures about               22
                                 Market Risk


------------------------------------------------------------------------------------------------


PART II
OTHER INFORMATION       Item 1.  Legal Proceedings                                            22

                        Item 2.  Changes in Securities and Use of Proceeds                    22

                        Item 3.  Defaults Upon Senior Securities                              22

                        Item 4.  Submission of Matters to a Vote of Security Holders          23

                        Item 6.  Exhibits and Reports on Form 8-K                             23

                        Signature                                                             24

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                FIRST CHARTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30       December 31
                                                                                       2001               2000
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share data)                                           (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                             $    79,288       $    71,196
Federal funds sold                                                                           --             1,015
Interest bearing bank deposits                                                            3,194           122,461
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                82,482           194,672
------------------------------------------------------------------------------------------------------------------
Securities available for sale (cost of $1,105,349 at September 30, 2001 and
  $437,684 at December 31, 2000; carrying amount of pledged collateral
  at September 30, 2001, $141,149)                                                    1,134,374           441,031
Loans                                                                                 1,987,397         2,157,622
  Less:  Unearned income                                                                   (227)             (215)
         Allowance for loan losses                                                      (28,221)          (28,447)
------------------------------------------------------------------------------------------------------------------
  Loans, net                                                                          1,958,949         2,128,960
------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                              97,804            76,666
Other assets                                                                             75,261            90,870
------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                    $ 3,348,870       $ 2,932,199
==================================================================================================================

LIABILITIES:
Deposits, domestic:
  Noninterest bearing demand                                                        $   262,331       $   242,983
  Interest bearing                                                                    1,901,468         1,755,251
------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                    2,163,799         1,998,234
------------------------------------------------------------------------------------------------------------------
Other borrowings                                                                        806,141           570,024
Other liabilities                                                                        51,357            54,654
------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                                 3,021,297         2,622,912
------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock -  no par value; authorized 2,000,000 shares; no shares
  issued and outstanding                                                                     --                --
Common stock - no par value; authorized 100,000,000 shares;
  issued and outstanding 31,223,450 and 31,601,263 shares                               143,974           151,486
Common stock held in Rabbi Trust for deferred compensation                                 (370)               --
Deferred compensation                                                                       370                --
Retained earnings                                                                       165,896           155,762
Accumulated other comprehensive income:
Unrealized gains on securities available for sale, net                                   17,703             2,039
------------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                          327,573           309,287
------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 3,348,870       $ 2,932,199
==================================================================================================================

       See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                                                         ---------------------   -----------------------
(Dollars in thousands, except share and per share data)     2001        2000        2001         2000
------------------------------------------------------------------------------   -----------------------
INTEREST INCOME:
Loans                                                    $ 39,045     $ 47,026    $ 123,357    $ 135,495
Federal funds sold                                             11           17           57          235
Interest bearing bank deposits                                 51           49          288          125
Securities                                                 15,542        7,647       40,408       23,764
------------------------------------------------------------------------------   -----------------------
  Total interest income                                    54,649       54,739      164,110      159,619
------------------------------------------------------------------------------   -----------------------
INTEREST EXPENSE:
Deposits                                                   19,704       19,461       61,471       53,726
Federal funds purchased and securities
  sold under agreements to repurchase                       1,302        1,707        4,331        5,069
Federal Home Loan Bank and other borrowings                 6,820        6,897       19,758       20,068
------------------------------------------------------------------------------   -----------------------
  Total interest expense                                   27,826       28,065       85,560       78,863
------------------------------------------------------------------------------   -----------------------
NET INTEREST INCOME                                        26,823       26,674       78,550       80,756
PROVISION FOR LOAN LOSSES                                   1,325        2,200        3,265        5,540
------------------------------------------------------------------------------   -----------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        25,498       24,474       75,285       75,216

NONINTEREST INCOME:
Service charges on deposit accounts                         3,465        2,710        9,766        8,352
Financial management income                                   569          832        1,984        2,210
Gain (loss) on sale of securities                             824       (3,425)       1,373       (3,013)
Income from equity method investees                            73        4,106           82        4,552
Mortgage loan fees                                            662          301        1,920          654
Brokerage services income                                     476          380        1,390        1,122
Insurance services income                                   1,959        1,636        5,815        5,192
Gain on sale of property                                      129           --          129           --
Trading gains                                                 829           --        1,062           --
Other                                                       1,370        1,146        4,069        3,806
------------------------------------------------------------------------------   -----------------------
  Total noninterest income                                 10,356        7,686       27,590       22,875
------------------------------------------------------------------------------   -----------------------

NONINTEREST EXPENSE:
Salaries and employee benefits                             11,206        9,521       32,218       30,582
Occupancy and equipment                                     3,434        2,898       10,803        9,151
Data processing                                               806          318        2,161        2,093
Advertising                                                   593          715        1,788        1,886
Postage and supplies                                        1,340        1,251        3,665        3,346
Professional services                                       1,614        1,267        4,196        2,820
Telephone                                                     431          396        1,069        1,064
Restructuring charges and merger-related                       --           --           --       16,250
Other                                                       2,468        1,391        6,913        6,066
------------------------------------------------------------------------------   -----------------------
  Total noninterest expense                                21,892       17,757       62,813       73,258
------------------------------------------------------------------------------   -----------------------
INCOME BEFORE INCOME TAXES                                 13,962       14,403       40,062       24,833
INCOME TAXES                                                4,502        4,464       12,887        9,089
------------------------------------------------------------------------------   -----------------------
NET INCOME                                               $  9,460     $  9,939    $  27,175    $  15,744
==============================================================================   =======================

NET INCOME PER SHARE:
  Basic                                                  $   0.30     $   0.32    $    0.86    $    0.50
  Diluted                                                $   0.30     $   0.31    $    0.86    $    0.50
WEIGHTED AVERAGE SHARES:
  Basic                                                31,314,550   31,503,251   31,575,452   31,384,049
  Diluted                                              31,545,721   31,646,483   31,760,942   31,544,011

 See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                               COMMON STOCK
                                                               HELD IN RABBI                           ACCUMULATED
                                              COMMON STOCK      TRUST FOR                                OTHER
                                           -------------------   DEFERRED      DEFERRED    RETAINED   COMPREHENSIVE
(Dollars in thousands, except share data)   SHARES     AMOUNT  COMPENSATION  COMPENSATION  EARNINGS   INCOME (LOSS)   TOTAL
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                31,100,310  $146,438    $   --       $   --    $ 151,215     $ (7,385)   $ 290,268
Comprehensive income:
  Net income                                      --        --        --           --       15,744           --       15,744
  Unrealized loss on securities available
    for sale, net                                 --        --        --           --           --        3,712        3,712
                                                                                                                    ---------
    Total comprehensive income                                                                                        19,456
Cash dividends                                    --        --        --           --      (14,920)          --      (14,920)
Stock options exercised and Dividend
  Reinvestment Plan stock issued             300,794     2,250        --           --           --           --        2,250
Shares issued in connection with
  business acquisition                       122,263     2,025        --           --           --           --        2,025
Purchase and retirement of common stock       (2,730)      (29)       --           --           --           --          (29)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000               31,520,637  $150,684    $   --       $   --    $ 152,039     $ (3,673)   $ 299,050
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                31,601,263  $151,486    $   --       $   --    $ 155,762     $  2,039    $ 309,287
Comprehensive income:
  Net income                                      --        --        --           --       27,175           --       27,175
  Unrealized gain on securities available
    for sale, net                                 --        --        --           --           --       15,664       15,664
                                                                                                                    ---------
    Total comprehensive income                                                                                        42,839
Deferred compensation                             --        --      (370)          --           --           --         (370)
Common stock purchased by Rabbi Trust
  for deferred compensation                       --        --        --          370           --           --          370
Cash dividends                                    --        --        --           --      (17,041)          --      (17,041)
Stock options exercised and Dividend
  Reinvestment Plan stock issued             129,187     1,530        --           --           --           --        1,530
Purchase and retirement of common stock     (507,000)   (9,042)       --           --           --           --       (9,042)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001               31,223,450  $143,974    $ (370)      $  370    $ 165,896     $ 17,703    $ 327,573
=============================================================================================================================

           See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           NINE MONTHS
                                                                                       ENDED SEPTEMBER 30
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                 2001           2000
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $   27,175     $   15,744
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                              3,265          5,540
 Depreciation                                                                           5,636          4,434
 Premium amortization and discount accretion, net                                        (541)            37
 Net (gain) loss on securities available for sale transactions                         (1,373)         3,013
 Net (gain) loss on sale of other real estate                                              (9)            93
 Net (gain) loss on sale of property                                                     (129)            --
 Income from equity method investees                                                      (82)        (4,552)
 Net loss on sale of mortgage loans                                                        --             99
 Net loss on sale of premises and equipment                                                12             13
 Origination of mortgage loans held for sale                                         (148,350)       (44,351)
 Proceeds from sale of mortgage loans held for sale                                   139,659         86,175
 Decrease (increase) in other assets                                                    4,383        (13,760)
 (Decrease) increase in other liabilities                                              (2,235)        15,756
-------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                            27,411         68,241
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                   97,798        124,261
Proceeds from maturities of securities available for sale                             178,145         44,847
Purchase of securities available for sale                                            (774,702)      (116,475)
Proceeds from issuer calls and maturities of securities held to maturity                   --            758
Net decrease (increase) in loans                                                        5,863       (191,087)
Proceeds from sales of other real estate                                                2,512          1,520
Net purchases of premises and equipment                                               (26,786)       (21,366)
Acquisition of business activities, net of cash paid                                      439             --
-------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                              (516,731)      (157,542)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, money market and savings accounts                   42,765        (47,227)
Net increase in certificates of deposit                                               122,800        153,175
Net increase (decrease) in securities sold under repurchase
  agreements and other borrowings                                                     236,118        (22,259)
Purchase and retirement of common stock                                                (9,042)           (29)
Proceeds from issuance of common stock                                                  1,530          2,250
Dividends paid                                                                        (17,041)       (14,920)
-------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                           377,130         70,990
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                            (112,190)       (18,311)
Cash and cash equivalents at beginning of period                                      194,672         97,668
-------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   82,482     $   79,357
=============================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                             $   84,889     $   76,705
Cash paid for income taxes                                                             14,292            888
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Transfer of loans and premises and equipment to other real estate owned                 2,582          3,386
Unrealized gain on securities available for sale
(net of tax effect of $6,109 and $1,429 for the nine months ended
September 30, 2001 and 2000, respectively)                                             15,664          3,712
Issuance of common stock for business acquisitions                                         --          2,025
Loans securitized and retained in the available for sale portfolio                    166,992             --
Transfer of loans in portfolio to held for sale                                            --         45,252
Transfer of securities held to maturity to available for sale                              --         35,324

        See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     First Charter Corporation (the "Corporation") is a bank holding company established as a North Carolina Corporation in 1983. Its principal asset is the stock of its subsidiary, First Charter Bank ("FCB" or the "Bank"). FCB is a full service bank, which operates 52 financial centers, five insurance offices and 99 ATMs (automated teller machines). These facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. Through its subsidiary First Charter Brokerage Services, the Bank offers full service and discount brokerage services, insurance and annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates four other subsidiaries: First Charter Insurance Services, Inc., First Charter Realty Investments, Inc., FCB Real Estate, Inc., and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Realty Investments, Inc. is a Delaware corporation organized as a holding company for FCB Real Estate, Inc. a real estate investment trust organized in North Carolina. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center through the Bank's investment in Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

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

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be recognized as assets or liabilities on the balance sheet and that such instruments be carried at fair value through adjustments to either other comprehensive income or current earnings or both, as appropriate. SFAS No. 133 was originally effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation date of SFAS No. 133 was delayed by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" to the first fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Corporation adopted SFAS No. 133 on January 1, 2001. The impact to the Corporation upon adoption was immaterial.

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

     The Corporation was required to adopt the provisions of SFAS 141 as of June 30, 2001 and will adopt SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to SFAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS
142. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Corporation's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

                                                                  THREE MONTHS                     NINE MONTHS
                                                               ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                       --------------------------------------------------------------
                                                              2001            2000            2001           2000
                                                       --------------------------------------------------------------
Basic net income per share denominator:
    Weighted average number of
      common shares outstanding                             31,314,550     31,503,251      31,575,452     31,384,049
    Dilutive effect arising from
      assumed exercise of stock options                        231,171        143,232         185,490        159,962
                                                       --------------------------------------------------------------
Diluted net income per share denominator                    31,545,721     31,646,483      31,760,942     31,544,011
                                                       ==============================================================


     The Corporation paid cash dividends of $0.18 and $0.54 per share for the three and nine months ended September 30, 2001, respectively, compared to $0.17 and $0.51 per share for the comparable 2000 periods.

NOTE THREE - MERGERS AND ACQUISITIONS

     (a) Hoffman & Young, Inc. On July 31, 2001, the Corporation completed the acquisition of Hoffman & Young, Inc., a Charlotte, North Carolina based insurance company, which was merged into First Charter Insurance Services. The purchase price consisted of $900,000 in cash and was accounted for as a purchase.

     (b) Branch Purchase. On November 17, 2000, the Corporation purchased four financial centers with total loans of $9.4 million and total deposits of $88.3 million. Approximately $8.6 million of intangible assets were recorded as a result of this transaction and are being amortized on a straight-line basis over 15 years. The financial centers are located in Bryson City, Jefferson, West Jefferson and Sparta, North Carolina.

     (c) Business Insurers of Guilford County. On September 1, 2000, Business Insurers of Guilford County ("Business Insurers") was merged into First Charter Insurance Services. As a result of this merger, approximately 283,000 shares of the Corporation's common stock were issued. This merger was accounted for as a pooling of interests, and accordingly all financial results for prior periods have been restated to include the financial results of both entities. In connection with the Business Insurers merger, the Corporation recorded pre-tax restructuring charges and merger-related expenses of approximately $575,000 ($425,000 after-tax), all of which had been incurred at December 31, 2001.

     (d) Carolina First BancShares, Inc. On April 4, 2000, Carolina First BancShares, Inc. ("Carolina First" or "CFBI") was merged into the Corporation (the "Merger"). In accordance with the terms of the Merger Agreement, each share of the $2.50 par value common stock of Carolina First was converted into 2.267 shares of the no par value common stock of the Corporation, resulting in the net issuance of approximately 13.3 million common shares to the former Carolina First shareholders. The Merger was accounted for as a pooling of interests, and accordingly all financial results for prior periods have been restated to include the financial results of both entities. In connection with this transaction, the Corporation recorded pre-tax restructuring charges and merger-related expenses of approximately $15.7 million ($11.9 million after-tax).

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

     The following table indicates the primary components of the Carolina First and Business Insurers restructuring charges and merger-related expenses, including the amounts incurred through September 30, 2001, and the amounts remaining as accrued expenses in other liabilities at September 30, 2001. All of the remaining accrual at September 30, 2001 relates to the Carolina First merger.

                                          Total Restructuring          Incurred            Remaining
                                          Charges and Merger-           through            accrual at
(Dollars in thousands)                     Related Expenses       September 30, 2001   September 30, 2001
----------------------------------------------------------------------------------------------------------
Professional costs                             $  3,907                $  3,907             $    --
Employee related costs                            5,336                   4,331               1,005
Equipment writedowns                              4,125                   4,125                  --
Conversion costs                                  1,114                   1,114                  --
Lease buyouts                                       909                     762                 147
Printing and filing fees                            187                     187                  --
Other                                               672                     672                  --
                                        ------------------------------------------------------------------
      Total                                    $ 16,250                $ 15,098             $ 1,152
                                        ==================================================================




     The employee-related costs include accruals for payments to be made in connection with the involuntary termination of approximately 130 employees who had been notified that their positions were redundant within the combined organizations and, therefore, no longer needed. These personnel were terminated from various areas of the Corporation. Other restructuring activities included closing and consolidating 14 branch facilities that were redundant, consolidating back-office functions and converting all of Carolina First's systems to the Corporation systems. The remaining restructuring charge accrual at September 30, 2001 consists of lease contract payments on closed facilities to be paid through 2010 and contract payments to former employees to be paid through 2007. The Corporation does not currently anticipate any additional material merger-related expenses, or any material changes to the restructuring charge accrual, in 2001 related to the Merger.

NOTE FOUR - IMPAIRED LOANS

     The recorded investment in impaired loans was $17.4 million (all of which was on nonaccrual status) and $17.7 million (all of which was on nonaccrual status) at September 30, 2001 and December 31, 2000, respectively. The related allowance for loan losses on impaired loans was $3.9 million and $4.7 million at September 30, 2001 and December 31, 2000, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2001 and 2000 was $18.7 million and $13.3 million, respectively.

NOTE FIVE - STOCK REPURCHASE PROGRAM

     On April 27, 2001, First Charter Corporation's Board of Directors authorized the repurchase of up to 1 million shares of the Corporation's common stock. Through September 30, 2001, the Corporation had repurchased 507,000 shares of its common stock at an average per-share price of $17.84, which reduced shareholders' equity by $9.0 million.


NOTE SIX - CONVERSION TO STATE CHARTER BANK

     On June 22, 2001, First Charter's banking subsidiary completed its conversion from a national bank to First Charter Bank, a North Carolina state bank. The change was completed after a cost benefit analysis of supervisory regulatory charges and does not represent any disagreement with the Corporation's or the Bank's former regulators. The Bank will continue to operate its financial center network franchise under the "First Charter" brand name.

NOTE SEVEN - DEFERRED COMPENSATION

     Effective May 1, 2001, the Corporation amended and restated the First Charter Corporation 1994 Deferred Compensation Plan for Non-Employee Directors. Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their director's fees for a calendar year. The amount deferred, if any, shall be in multiples of 25% of their total director's fees. Each participant is fully vested in his account balance under the plan. The plan generally provides for fixed or a lump sum payment, or a combination of both, after the participant ceases to serve as a director for any reason.

     The common stock purchased by the Corporation for this deferred compensation plan is maintained in The First Charter Corporation Directors' Deferred Compensation Trust, a rabbi trust (the "Trust"), on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of the Corporation. Dividends payable on the common shares held by the Trust will be reinvested in additional shares of common stock of the Corporation on behalf of the participants. Since the deferred compensation plan does not provide for diversification of the Trust's assets and can only be settled with a fixed number of shares of the Corporation's common stock, the deferred compensation obligation is classified as a component of shareholders' equity and the common stock held by the Trust is classified as a reduction of shareholders' equity. Subsequent changes in the fair value of the common stock are not reflected in earnings or shareholders' equity of the Corporation. The obligations of the Corporation under the deferred compensation plan and the shares held by the Trust have no net effect on net income per share.

NOTE EIGHT - TRADING ACTIVITY

     The Corporation engaged in writing covered call options during the nine months ended September 30, 2001. Under these agreements the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. During the three and nine months ended September 30, 2001, the Corporation recognized income of $0.8 million and $1.1 million, respectively, from writing covered call options. There were no written covered call options outstanding at September 30, 2001, and there were no such contracts written during 2000.

     In addition, the Corporation had other trading losses of $24,000 related to assets held in a trading account which totaled approximately $147,000 at September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS

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

     Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected business increases in connection with the implementation of our business plan are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the company does business, are less favorable than expected;
(5) changes in the interest rate environment reduce interest margins and affect funding sources; (6) changes in market rates and prices may adversely affect the value of financial products; (7) any inability to generate liquidity necessary to meet loan demand or other cash needs; (8) any inability to accurately predict the adequacy of the loan loss allowance needs; (9) legislation or regulatory requirements or changes adversely affect the businesses in which the company is engaged; and (10) decisions to change the business mix of the company.

OVERVIEW

     The Corporation is a regional financial services company with assets of $3.35 billion and is the holding company for First Charter Bank ("FCB" or the "Bank"). On June 22, 2001, First Charter's banking subsidiary completed its conversion from a national bank to First Charter Bank, a North Carolina state bank. That change was completed after a cost benefit analysis of supervisory regulatory charges and does not represent any disagreement with the Corporation's or the Bank's former regulators. The Bank will continue to operate its financial center network franchise under the "First Charter" brand name. FCB operates 52 financial centers, five insurance offices and 99 ATMs located in 17 counties throughout the western half of North Carolina. FCB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

     The Corporation's results of operations and financial position are described in the following sections.

     Refer to TABLE ONE for quarterly and nine month selected financial data.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income amounted to $9.5 million, or $0.30 per diluted common share, for the three months ended September 30, 2001, compared to $9.9 million, or $0.31 per diluted common share, for the three months ended September 30, 2000, representing a decrease in net income of $0.4 million or 4.8 percent.

     Net income amounted to $27.2 million, or $0.86 per diluted common share, for the nine months ended September 30, 2001, compared to $15.7 million, or $0.50 per diluted common share, for the nine months ended September 30, 2000, representing an increase in net income of $11.5 million or 72.6 percent. The increase in net income is primarily attributable to restructuring charges and merger-related expenses of $16.3 million pre-tax ($12.3 million, or $0.39 per diluted share after-tax) which occurred during the three months ended June 30, 2000. The items affecting net income are discussed further in the following sections.

TABLE  ONE
SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------
                                                                   FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
                                                             ------------------------------     ------------------------------
(Dollars in thousands, except share and per share amounts)        2001              2000              2001             2000
------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Interest income                                              $    54,649       $    54,739       $   164,110      $   159,619
Interest expense                                                  27,826            28,065            85,560           78,863
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               26,823            26,674            78,550           80,756
Provision for loan losses                                          1,325             2,200             3,265            5,540
Noninterest income                                                10,356             7,686            27,590           22,875
Noninterest expense                                               21,892            17,757            62,813           73,258
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        13,962            14,403            40,062           24,833
Income taxes                                                       4,502             4,464            12,887            9,089
------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $     9,460       $     9,939       $    27,175      $    15,744
------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE
Basic net income                                             $      0.30       $      0.32       $      0.86      $      0.50
Diluted net income                                                  0.30              0.31              0.86             0.50
Cash dividends declared (1)                                         0.18              0.18              0.54             0.52
Period-end book value                                              10.49              9.49             10.49             9.49
Average shares outstanding - basic                            31,314,550        31,503,251        31,575,452       31,384,049
Average shares outstanding - diluted                          31,545,721        31,646,483        31,760,942       31,544,011
RATIOS
Return on average shareholders' equity (2)                         11.72 %           13.31 %           11.43 %           7.06 %
Return on average assets (2)                                        1.18              1.43              1.19             0.77
Net interest margin (2)                                             3.68              4.19              3.81             4.34
Average loans to average deposits                                  92.38            112.18             96.96           111.12
Average equity to average assets                                   10.06             10.72             10.40            10.87
Efficiency ratio (3)                                               59.45             46.41             59.14            67.80
SELECTED PERIOD END BALANCES
Securities available for sale                                $ 1,134,374       $   474,077       $ 1,134,374      $   474,077
Loans, net                                                     1,958,949         2,083,283         1,958,949        2,083,283
Allowance for loan losses                                         28,221            27,861            28,221           27,861
Total assets                                                   3,348,870         2,787,955         3,348,870        2,787,955
Deposits                                                       2,163,799         1,922,440         2,163,799        1,922,440
Borrowings                                                       806,141           519,762           806,141          519,762
Total liabilities                                              3,021,297         2,488,905         3,021,297        2,488,905
Total shareholders' equity                                       327,573           299,050           327,573          299,050
==============================================================================================================================

(1) First Charter Corporation historical cash dividends declared.
(2) Annualized
(3) Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.




NET INTEREST INCOME

     An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheets for the three and nine months ended September 30, 2001 and 2000 are presented in TABLES TWO and THREE, respectively. The changes in net interest income for the three and nine months ended September 30, 2001 and 2000 are analyzed in TABLES FOUR and FIVE, respectively.

     Net interest income, the difference between total interest income and total interest expense, is the Corporation's principal source of earnings. Net interest income amounted to $26.8 million and $78.6 million for the three and nine months ended September 30, 2001, respectively, an increase of $0.1 million for the three months ended September 30, 2001 and a decrease of $2.2 million for the nine months ended September 30, 2001, as compared to the same periods in 2000. The decrease for the nine months ended September 30, 2001 was the result of the declining interest rate environment resulting from the slowing economy which has had a negative impact on the net interest margin as variable rate assets reprice faster than variable rate liabilities. Reduced loan demand, several large loan payoffs and our increased selectivity in seeking new opportunities in this economic environment have also had a negative impact on the net interest margin.

     Average interest earning assets increased approximately $379.1 million to $2.96 billion for the third quarter of 2001 and $279.5 million to $2.84 billion in the first nine months of 2001, compared to the same 2000 periods. This increase is primarily due to a $334.5 million and a $179.7 million increase in the Corporation's average securities available for sale portfolio for the three and nine months ended September 30, 2001, respectively, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001, which was primarily due to the net purchase of approximately $160.8 million and $493.4 million in securities available for sale during the three and nine months ended September 30, 2001, respectively. Average interest earning assets also increased due to the purchase of four financial centers in November 2000, as well as growth in the Corporation's average loan portfolio, which increased $40.7 million and $98.0 million for the three and nine months ended September 30, 2001, respectively, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The decrease in average yield on interest earning assets to 7.41 percent and 7.79 percent for the three and nine months ended September 30, 2001, respectively, compared to 8.52 percent and 8.40 percent for the same 2000 periods, resulted principally from the decrease in the average prime rate during 2001 to 6.57 percent and 7.52 percent for the three and nine months ended September 30, 2001, respectively, from 9.50 percent and 9.14 percent for the three and nine months ended September 30, 2000, respectively. The decrease in the average prime rate is attributable to the Federal Reserve's 350 basis point decrease in the fed funds rate during the first nine months of 2001. The average yield earned on loans was 7.87 percent and 8.29 percent for the three and nine months ended September 30, 2001, respectively, compared to 8.93 percent and 8.82 percent for the same 2000 periods.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities of $81.1 million to $2.57 billion in the third quarter of 2001 and an increase of $286.5 million to $2.45 billion in the first nine months of 2001, due to the use of Federal Home Loan Bank ("FHLB") advances and increases in deposits to fund securities purchases. The average rate paid on interest bearing liabilities decreased to 4.30 percent and 4.68 percent for the three and nine months ended September 30, 2001, respectively, compared to 5.09 percent and 4.88 in the same 2000 periods, primarily due to a decline in the average rate of borrowings. The average rate paid on interest-bearing deposits was 4.15 percent for the three months ended September 30, 2001, down from 4.75 percent in the same 2000 period. The average rate paid on interest-bearing deposits was 4.54 percent for the nine months ended September 30, 2001, up from 4.47 percent in the same 2000 period. The rate paid on other borrowed funds decreased to 4.72 percent and 5.07 percent for the three and nine months ended September 30, 2001, respectively, compared to 6.08 percent for both the three and nine months ended September 30, 2000.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 51 basis points to 3.68 percent and 53 basis points to 3.76 percent for the three and nine months ended September 30, 2001, respectively, compared to 4.19 percent and 4.29 percent in the same 2000 periods. This reflects the impact of higher levels of borrowings and competitive forces related to loan and deposit pricing. Management believes that further compression of the net interest margin will continue at least through the fourth quarter of 2001.

     Management assesses interest rate risk based on an earnings simulation model. Based on the earnings simulation model, the Corporation's balance sheet is currently asset sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as market rates change. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk would positively impact net interest income by approximately 4.68 percent of net interest income at September 30, 2001. Assuming a 150 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk would negatively impact net interest income by approximately 1.39 percent of net interest income at September 30, 2001. Both scenarios are within Management's acceptable range. In the future, the Corporation is considering the limited use of interest rate swaps, caps, floors or other derivative products to assist in interest rate risk management.

     The following table includes for the three months ended September 30, 2001 and 2000 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated based on daily averages.


TABLE TWO
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

---------------------------------------------------------------------------------------------------------------------------
                                                  THIRD QUARTER 2001                     Third Quarter 2000
                                               ----------------------------------------------------------------------------
                                                             INTEREST     AVERAGE                   Interest     Average
                                                 AVERAGE     INCOME/     YIELD/RATE      Average    Income/     Yield/Rate
(Dollars in thousands)                           BALANCE     EXPENSE      PAID (5)       Balance    Expense      Paid (5)
---------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Loans (1) (2) (3)                             $ 1,973,373    $ 39,155        7.87%    $ 2,099,692   $ 47,113        8.93 %
Securities - taxable                              890,556      14,525        6.52         383,694      6,535        6.78
Securities - nontaxable                            86,620       1,373        6.34          91,936      1,501        6.50
Federal funds sold                                  1,228          11        3.54           1,083         17        6.21
Interest bearing bank deposits                      5,663          51        3.54           1,969         49        9.91
---------------------------------------------------------------------------------------------------------------------------
  Total earning assets (4)                      2,957,440      55,115        7.41       2,578,374     55,215        8.52
---------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                            65,884                                  69,037
Other assets                                      161,464                                 125,448
---------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                $ 3,184,788                             $ 2,772,859
===========================================================================================================================
INTEREST BEARING LIABILITIES:
Demand deposits                                   523,543       2,452        1.86         462,583      2,949        2.54
Savings deposits                                  114,192         485        1.68         138,813        834        2.39
Other time deposits                             1,245,511      16,767        5.34       1,027,832     15,678        6.07
Other borrowings                                  682,498       8,122        4.72         563,377      8,604        6.08
---------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities            2,565,744      27,826        4.30       2,192,605     28,065        5.09
---------------------------------------------------------------------------------------------------------------------------
Noninterest bearing sources:
Noninterest bearing deposits                      252,971                                 242,477
Other liabilities                                  45,831                                  40,655
Shareholders' equity                              320,242                                 297,122
---------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                      $ 3,184,788                             $ 2,772,859
===========================================================================================================================
Net interest spread                                                          3.11                                   3.43
Impact of noninterest bearing sources                                        0.57                                   0.76
---------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME/
    YIELD ON EARNINGS ASSETS                                 $ 27,289        3.68 %                 $ 27,150        4.19 %
===========================================================================================================================

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.
(2) Average loan balances are shown net of unearned income.
(3) Includes amortization of deferred loan fees of approximately $961 and $784 for the third quarter of 2001 and 2000, respectively.
(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the third quarter of 2001 and 2000. The adjustments made to convert to a taxable-equivalent basis were $466 and $476 for the third quarter of 2001 and 2000, respectively.
(5) Annualized

     The following table includes for the nine months ended September 30, 2001 and 2000 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated based on daily averages.


TABLE THREE
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

---------------------------------------------------------------------------------------------------------------------------
                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                              -----------------------------------------------------------------------------
                                                                 2001                                   2000
                                              -----------------------------------------------------------------------------
                                                                 INTEREST     AVERAGE                 Interest    Average
                                                   AVERAGE        INCOME/    YIELD/RATE     Average    Income/   Yield/Rate
(Dollars in thousands)                             BALANCE        EXPENSE     PAID (5)      Balance    Expense    Paid (5)
---------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Loans (1) (2) (3)                                $ 1,994,709    $ 123,694       8.29 %   $ 2,055,665   $135,767      8.82 %
Securities - taxable                                 746,326       37,255       6.66         403,421     20,517      6.79
Securities - nontaxable                               89,132        4,258       6.37          93,346      4,382      6.27
Federal funds sold                                     1,470           57       5.16           5,079        235      6.19
Interest bearing bank deposits                         7,894          288       4.87           2,523        125      6.62
---------------------------------------------------------------------------------------------------------------------------
  Total earning assets (4)                         2,839,531      165,552       7.79       2,560,034    161,026      8.40
---------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                               65,881                                  70,055
Other assets                                         151,717                                 112,851
---------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                   $ 3,057,129                             $ 2,742,940
===========================================================================================================================
INTEREST BEARING LIABILITIES:
Demand deposits                                      506,954        8,428       2.22         488,371      9,394      2.57
Savings deposits                                     116,791        1,599       1.83         158,891      3,037      2.55
Other time deposits                                1,187,787       51,444       5.79         960,543     41,295      5.74
Other borrowings                                     634,996       24,089       5.07         552,246     25,137      6.08
---------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities               2,446,528       85,560       4.68       2,160,051     78,863      4.88
---------------------------------------------------------------------------------------------------------------------------
Noninterest bearing sources:
Noninterest bearing deposits                         245,805                                 242,130
Other liabilities                                     47,006                                  42,701
Shareholders' equity                                 317,790                                 298,058
---------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                         $ 3,057,129                             $ 2,742,940
===========================================================================================================================
Net interest spread                                                             3.11                                 3.52
Impact of noninterest bearing sources                                           0.65                                 0.77
---------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME/
    YIELD ON EARNINGS ASSETS                                     $ 79,992       3.76 %                 $ 82,163      4.29 %
===========================================================================================================================

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.
(2) Average loan balances are shown net of unearned income.
(3) Includes amortization of deferred loan fees of approximately $2,389 and $2,766 for the nine months ended September 30, 2001 and 2000, respectively.
(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first six months of 2001 and 2000. The adjustments made to convert to a taxable-equivalent basis were $1,442 and $1,407 for the nine months ended September 30, 2001 and 2000, respectively.
(5) Annualized

     The following tables presents the changes in net interest income from the three months ended September 30, 2000 to September 30, 2001:


TABLE FOUR
VOLUME AND RATE VARIANCE ANALYSIS

----------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED SEPTEMBER 30
                                                    ------------------------------------------------------------
                                                               INCREASE (DECREASE) IN NET INTEREST INCOME
                                                                         DUE TO CHANGE IN (1)
                                                    ------------------------------------------------------------
                                                          2000                                           2001
                                                         INCOME/                                       INCOME/
(DOLLARS IN THOUSANDS)                                   EXPENSE          RATE          VOLUME         EXPENSE
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                    $ 47,113       $ (5,287)      $ (2,671)       $ 39,155
Securities - taxable                                        6,535           (461)         8,451          14,525
Securities - nontaxable                                     1,501            (42)           (86)          1,373
Federal funds sold                                             17             (8)             2              11
Interest bearing bank deposits                                 49            (61)            63              51
----------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                $ 55,215       $ (5,859)      $  5,759        $ 55,115
================================================================================================================
INTEREST EXPENSE:
Demand deposits                                          $  2,949       $   (834)      $    337        $  2,452
Savings deposits                                              834           (223)          (126)            485
Other time deposits                                        15,678         (2,037)         3,126          16,767
Other borrowings                                            8,604         (2,100)         1,618           8,122
----------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                 28,065         (5,194)         4,955          27,826
----------------------------------------------------------------------------------------------------------------
         NET INTEREST INCOME                             $ 27,150       $   (665)      $    804        $ 27,289
----------------------------------------------------------------------------------------------------------------

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.




     The following tables presents the changes in net interest income from the nine months ended September 30, 2000 to September 30, 2001:

TABLE FIVE
VOLUME AND RATE VARIANCE ANALYSIS

----------------------------------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                  --------------------------------------------------------------
                                                             INCREASE (DECREASE) IN NET INTEREST INCOME
                                                                        DUE TO CHANGE IN (1)
                                                  --------------------------------------------------------------
                                                          2000                                           2001
                                                         INCOME/                                       INCOME/
(Dollars in thousands)                                   EXPENSE          RATE          VOLUME         EXPENSE
----------------------------------------------------------------------------------------------------------------
Interest income:
Loans                                                    $135,767       $ (8,171)      $ (3,902)       $123,694
Securities - taxable                                       20,517           (540)        17,278          37,255
Securities - nontaxable                                     4,382             75           (199)          4,258
Federal funds sold                                            235            (25)          (153)             57
Interest bearing bank deposits                                125            (69)           232             288
----------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                $161,026       $ (8,730)      $ 13,256        $165,552
================================================================================================================
Interest expense:
Demand deposits                                          $ 9,394        $ 1,299        $(2,265)        $  8,428
Savings deposits                                            3,037            747         (2,185)          1,599
Other time deposits                                        41,295           (343)        10,492          51,444
Other borrowings                                           25,137          4,502         (5,550)         24,089
----------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                 78,863          6,205            492          85,560
----------------------------------------------------------------------------------------------------------------
         NET INTEREST INCOME                             $ 82,163       $(14,935)      $ 12,764        $ 79,992
----------------------------------------------------------------------------------------------------------------

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three and nine months ended September 30, 2001 amounted to $1.3 million and $3.3 million, respectively, compared to $2.2 million and $5.5 million for the comparable 2000 periods. The decrease in the provision for loan losses was due to lower loan volume in 2001 and a significant increase in nonaccrual loans in 2000, which did not recur in 2001. Partially offsetting these factors in 2001 was the effect of higher net charge-offs. Gross loans decreased $3.3 million during the nine months ended September 30, 2001, excluding the $167.0 million loan securitization, compared to an increase in gross loans of $188.7 million during the comparable 2000 period, excluding the effect of a $45.3 million loan sale during May of 2000. The May 2000 loan sale removed $45.3 million in lower-yielding mortgage loans from the loan portfolio.

     Nonaccrual loans increased $12.7 million during the three months ended September 30, 2000, compared to a decrease of $2.1 million during the three months ended September 30, 2001. During the three months ended September 30, 2000, management noted the significant change in nonaccrual loans and concluded that additional provisions for loan losses were necessary because of changes in the portfolio's perceived risk profile and the effects of higher interest rates and slower economic growth on some customers.

     Net charge-offs were $1.2 million or 0.23 percent of average loans and $3.1 million or 0.21 percent of average loans for the three and nine months ended September 30, 2001, respectively, compared to $1.0 million or 0.20 percent of average loans and $2.6 million or 0.17 percent of average loans for the comparable 2000 periods. The increase in net charge-offs was primarily due to the effects of slower economic growth on certain customers within the portfolio. Due to the current economic environment Management believes net charge-offs for the three months ended December 31, 2001 could be higher than the net charge-offs for the three months ended September 30, 2001.

NONINTEREST INCOME

     Noninterest income increased 35 percent and 21 percent to $10.4 million and $27.6 million for the three and nine months ended September 30, 2001, respectively, compared to $7.7 million and $22.8 million for the comparable 2000 periods. This increase was driven primarily by a 27.9 percent and a 16.9 percent increase in service charge income on deposit accounts for the three months and nine months ended September 30, 2001 compared to the same 2000 periods, which was due to re-pricing opportunities resulting from the acquisition of Carolina First. In addition, the declining rate environment has increased mortgage origination volume. This has resulted in additional loan sales to the secondary market and correspondingly greater fee income. Continued growth of First Charter Insurance Services, higher brokerage revenue and trading gains also increased noninterest income. Premiums earned on written covered call options on fixed income securities accounts for a majority of our trading gains.

NONINTEREST EXPENSE

     Noninterest expense increased $4.1 million to $21.9 for the three months ended September 30, 2001 from $17.8 million in the comparable 2000 period. The increase was mainly attributable to an increase in occupancy and equipment expense as a result of the move into the new First Charter Center and investments in people and technology to position First Charter for growth. Noninterest expense decreased 14 percent to $62.8 million for the nine months ended September 30, 2001, compared to $73.3 million for the comparable 2000 period. The decrease was attributable to the restructuring charges and merger-related expenses of $16.3 million during the quarter ended June 30, 2000, associated with the acquisition of Carolina First. This decrease was partially offset during 2001 by the additional operating costs associated with the four financial centers acquired during the fourth quarter of 2000, an increase in occupancy and equipment expense as a result of the move into the new First Charter Center and investments in people and technology to position the Corporation for growth.

INCOME TAXES

     Total income tax expense for the three and nine months ended September 30, 2001 was $4.5 million and $12.9 million, respectively, compared to $4.5 million and $9.1 million for the same periods in 2000. The increase in the tax expense for the nine months ended September 30, 2001, was attributable to an increase in taxable income. The increase in tax expense, however, was not proportionate with the increase in income because portions of the restructuring charges and merger-related expenses in 2000 were not deductible. This created a decrease in the effective tax rate to 32.2 percent for the nine months ended September 30, 2001 from 36.6 percent for the nine months ended September 30, 2000.

FINANCIAL CONDITION

SUMMARY

     Total assets at September 30, 2001 amounted to $3.35 billion, compared to $2.93 billion at December 31, 2000 and $2.79 billion at September 30, 2000. Net loans at September 30, 2001 amounted to $1.96 billion, compared to $2.13 billion at December 31, 2000 and $2.08 billion at September 30, 2000. This decrease from prior periods was due to the securitization of $167.0 million of mortgage loans in February 2001. These loans were securitized because of a decrease in interest rates and the resulting impact of that condition on the Corporation's interest rate risk. The securitized mortgage loans are now classified as mortgage backed securities in our available for sale portfolio.

     The securities available for sale portfolio increased to $1.13 billion at September 30, 2001, compared to $441.0 million at December 31, 2000, and $474.1 million at September 30, 2000. The increase in securities available for sale was due to the securitization of $167.0 million of mortgage loans in February 2001, as well as the net purchase of $493.4 million in securities available for sale made to increase our interest earning assets. The carrying value of securities available for sale was approximately $29.0 million above their amortized cost at September 30, 2001, which represents gross unrealized gains of $29.1 million and gross unrealized losses of $0.1 million. In conjunction with the Merger, the Corporation transferred $35.3 million of Carolina First's securities classified as held to maturity to available for sale due to the significance of the impact on the Corporation's interest rate forecast as compared to corporate policy.

     Total deposits at September 30, 2001 amounted to $2.16 billion, compared to $2.00 billion at December 31, 2000 and $1.92 billion at September 30, 2000. Shareholders' equity at September 30, 2001 was $327.6 million, which represented a book value per share of $10.49 and an equity-to-assets percentage of 9.78 percent. The securities available for sale portfolio's unrealized net gain has increased from $2.0 million (net of tax) at December 31, 2000 to an unrealized net gain of $17.7 million (net of tax) at September 30, 2001.

     Other borrowings increased to $806.1 million at September 30, 2001, compared to $570.0 million at December 31, 2000, and $519.8 million at September 30, 2000. The increase was primarily due to increases in Federal Home Loan Bank advances principally used to fund security purchases.

NONPERFORMING ASSETS

     The total of nonperforming assets remained relatively constant at $29.6 million at both September 30, 2001 and December 31, 2000 and increased $1.4 million compared to September 30, 2000. As a percentage of total assets, nonperforming assets have decreased to 0.88 percent at September 30, 2001 compared to 1.01 percent at both December 31, 2000 and September 30, 2000, respectively. The decrease in the percentage of nonperforming assets to total assets from September 30, 2000 was primarily due to the increase in securities available for sale described above.

     Total nonperforming assets and loans 90 days or more past due and still accruing interest at September 30, 2001 were $29.7 million or 1.49 percent of total loans and other real estate, compared to $30.0 million or 1.37 percent of total loans and other real estate at December 31, 2000. These ratios were primarily impacted by the first quarter 2001 securitization of $167.0 million of mortgage loans. Nonaccrual loans at September 30, 2001 remained relatively constant at $29.5 million, compared to $29.6 at December 31, 2000. Nonaccrual loans at September 30, 2001 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. The components of nonperforming assets and loans 90 days or more past due and still accruing are presented in the table below:

TABLE SIX
NONPERFORMING AND PROBLEM ASSETS

---------------------------------------------------------------------------------------------------
                                                                   SEPTEMBER 30         December 31
(Dollars in thousands)                                                  2001                 2000
---------------------------------------------------------------------------------------------------
Nonaccrual loans                                                     $ 26,502             $ 26,587
Other real estate                                                       3,067                2,989
---------------------------------------------------------------------------------------------------
  Total nonperforming assets                                           29,569               29,576
---------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing interest                114                  430
---------------------------------------------------------------------------------------------------
  Total nonperforming assets and loans 90 days or
    more past due and still accruing interest                        $ 29,683             $ 30,006
===================================================================================================

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

     As part of the continual grading process, individual commercial loans are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in those risk assessments as determined by the outside risk assessment group, regulatory examiners or the Corporation's Risk Management Division are also considered in the allowance for loan losses analysis. Management considers certain commercial loans on nonaccrual status to be individually impaired and measures such impairment and the related allowance for loan loss based upon the value of the collateral. An estimate of an allowance is made for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. In the allowance for loan loss analysis process, the Bank also aggregates non-graded loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category. The Bank also considers the impact of the area, local, regional and national economies in making estimates of the allowance for loan losses.

     At September 30, 2001 the allowance for loan losses was $28.2 million or
1.42 percent of gross loans compared to $27.9 million or 1.32 percent at September 30, 2000. The increase in the allowance for loan losses as a percentage of gross loans is primarily attributable to the mortgage loan securitization, which removed $417,000 of allowance for loan losses when the loans were securitized and reclassified from loans into securities available for sale. Securitized loans consisted of residential mortgage loans, which generally have a lower percentage of allocated allowance for loan losses. TABLE SEVEN provides the changes in the allowance for loan losses for the three and nine months ended September 30, 2001 and 2000.

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


TABLE SEVEN
ALLOWANCE FOR LOAN LOSSES

---------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                       --------------------------------------------------------------------
(Dollars in thousands)                                        2001               2000             2001              2000
---------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                             $    28,049        $    26,700      $    28,447       $    25,002
---------------------------------------------------------------------------------------------------------------------------
LOAN CHARGE-OFFS:
Commercial, financial and agricultural                           226                533            1,359             1,903
Real estate - construction                                        50                  -               50                 -
Real estate - mortgage                                           296                 95              507               276
Installment                                                      800                812            1,771             1,241
---------------------------------------------------------------------------------------------------------------------------
  Total loans charged-off                                      1,372              1,440            3,687             3,420
---------------------------------------------------------------------------------------------------------------------------
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial, financial and agricultural                            38                305              189               575
Real estate - construction                                         2                  -                2                 -
Real estate - mortgage                                           108                 10              169                36
Installment                                                       71                 86              253               241
---------------------------------------------------------------------------------------------------------------------------
  Total recoveries of loans previously charged-off               219                401              613               852
---------------------------------------------------------------------------------------------------------------------------
    Net charge-offs                                            1,153              1,039            3,074             2,568
---------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                      1,325              2,200            3,265             5,540
Adjustment for loans sold and securitized                          -                  -             (417)             (113)
---------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30                                    $    28,221        $    27,861      $    28,221       $    27,861
---------------------------------------------------------------------------------------------------------------------------

Average loans, net of unearned income                    $ 1,973,373        $ 2,099,692      $ 1,994,709       $ 2,055,665
Net charge-offs to average loans (annualized)                   0.23 %             0.20 %           0.21 %            0.17 %
Allowance for loan losses to gross loans at September 30        1.42               1.32             1.42              1.32
---------------------------------------------------------------------------------------------------------------------------

LIQUIDITY

     The Bank derives a major source of its liquidity from its core deposit base. Liquidity is further provided by loan repayments, brokered deposits, maturities in the securities available for sale portfolio, the ability to secure public deposits, the availability of federal fund lines and repurchase agreements at correspondent banks and the ability to borrow from the Federal Reserve Bank ("FRB") discount window. In addition to these sources, the Bank is a member of the Federal Home Loan Bank ("FHLB") System, which provides access to FHLB lending sources. At September 30, 2001, the Bank had a line of credit with the FHLB of $735.1 million, with $665.4 million advanced to the Bank and $69.7 million remaining available. Another source of liquidity is the securities in the available for sale portfolio, which may be sold in response to liquidity needs. The Bank's loan-to-deposit ratio at September 30, 2001 was 0.92 percent compared to 1.08 percent at December 31, 2000. Management believes the Bank's sources of liquidity are adequate to meet operating needs and deposit withdrawal requirements.

CAPITAL RESOURCES

     At September 30, 2001, total shareholders' equity was $327.6 million, representing a book value of $10.49 per share, compared to $309.3 million, or a book value of $9.79 per share at December 31, 2000. The increase was primarily due to net earnings (net income less dividends) of $10.1 million combined with the recognition of an additional $15.7 million after-tax unrealized gains on available for sale securities, the receipt of $1.5 million from the sale of approximately 129,187 shares of common stock issued for stock options and Dividend Reinvestment Plans and the payment of $9.0 million for the purchase and retirement of 507,000 shares of common stock.

     At September 30, 2001, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation's and the Bank's various regulators categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities' categories. The Corporation's capital requirements are summarized in the table below:

                                                                      RISK-BASED CAPITAL
                                                     -------------------------------------------------------
                             LEVERAGE CAPITAL             TIER 1 CAPITAL               TOTAL CAPITAL
------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)    AMOUNT    PERCENTAGE (1)     AMOUNT    PERCENTAGE (2)     AMOUNT    PERCENTAGE (2)
------------------------------------------------------------------------------------------------------------
Actual                  $ 291,282       9.20 %       $ 291,282      13.18 %        $319,670      14.46 %
Required                  126,645       4.00            88,423       4.00           176,846       8.00
Excess                    164,637       5.20           202,859       9.18           142,824       6.46

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

ACCOUNTING AND REGULATORY MATTERS

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be recognized as assets or liabilities on the balance sheet and that such instruments be carried at fair value through adjustments to either other comprehensive income or current earnings or both, as appropriate. SFAS No. 133 was originally effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation date of SFAS No. 133 was delayed by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" to the first fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Corporation adopted SFAS No. 133 on January 1, 2001. The impact to the Corporation upon adoption was immaterial.

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

     The Corporation was required to adopt the provisions of SFAS 141 as of June 30, 2001 and will adopt SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to SFAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

     SFAS 141 requires, upon adoption of SFAS 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Corporation will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of September 30, 2001, the Corporation has unamortized goodwill in the amount of $12.2 million, and unamortized identifiable intangible assets in the amount of $7.1 million, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was approximately $293,000 and $552,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Corporation's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result for the acquisition, construction, development and or normal use of the assets. The Corporation also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. At this time, the Corporation is assessing the impact of SFAS No. 143 on its financial condition and results of operations.

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for fiscal years beginning after December 15, 2001. At this time, the Corporation is assessing the impact of SFAS No. 144 on its financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table presents the scheduled maturity of market risk sensitive instruments at September 30, 2001:


MATURING IN                   1 YEAR         2 YEARS       3 YEARS       4 YEARS       5 YEARS      THEREAFTER       TOTAL
------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Debt securities             $   276,264     $ 252,916     $ 148,805     $ 133,008     $ 111,699      $ 163,685    $ 1,086,377
Loans                           763,039       220,939       226,503       229,705       215,988        302,775      1,958,949
------------------------------------------------------------------------------------------------------------------------------
  TOTAL                     $ 1,039,303     $ 473,855     $ 375,308     $ 362,713     $ 327,687      $ 466,460    $ 3,045,326
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES:
Savings, NOW and IMMA's     $   632,925     $  11,065     $     168     $     658     $      --      $      --    $   644,816
CD's                          1,070,527       126,164        45,068         8,714         5,803            376      1,256,652
Short-term borrowings           341,801            --            --            --            --             --        341,801
Long-term borrowings                 --        30,040        31,040            40        40,040        363,180        464,340
------------------------------------------------------------------------------------------------------------------------------
  TOTAL                     $ 2,045,253     $ 167,269     $  76,276     $   9,412     $  45,843      $ 363,556    $ 2,707,609
------------------------------------------------------------------------------------------------------------------------------

     The following table presents the average interest rate and estimated fair value of market risk sensitive instruments at September 30, 2001:

                                        Carrying                             Average                        Estimated
                                          Value                           Interest Rate                     Fair Value
   ---------------------------------------------------------------------------------------------------------------------
   ASSETS:
   Debt securities                     $ 1,086,377                             6.55 %                       $ 1,086,377
   Loans                                 1,958,949                             7.78                           2,018,684
   ---------------------------------------------------------------------------------------------------------------------
     TOTAL                             $ 3,045,326                             7.34 %                       $ 3,105,061
   =====================================================================================================================

   LIABILITIES:
   Savings, NOW and IMMA's             $   644,816                             1.68 %                       $   645,283
   CDs                                   1,256,652                             4.95                           1,266,051
   Short-term borrowings                   341,801                             3.45                             331,901
   Long-term borrowings                    464,340                             5.12                             450,891
   ---------------------------------------------------------------------------------------------------------------------
     TOTAL                             $ 2,707,609                             4.01 %                       $ 2,694,126
   =====================================================================================================================


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

     (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2001:

          Current Report on Form 8-K dated July 10, 2001 and filed July 10, 2001, Items 5 and 7.

          Current Report on Form 8-K dated July 11, 2001 and filed July 11, 2001, Items 7 and 9.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FIRST CHARTER CORPORATION
                                                     (Registrant)


Date:  November 1, 2001                         By:  /s/   Robert O. Bratton
                                                     ---------------------------
                                                     Robert O. Bratton
                                                     Executive Vice President &
                                                     Chief Financial Officer