Form 10-K
period 2001-12-31
FIRST CHARTER CORP /NC/
filed 2002-03-15
CIK 717306

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2001 - Commission File Number 0-15829

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2002 was $519,898,621.

         As of March 6, 2002 the Registrant had outstanding 30,798,734 shares of Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

         PART III: Definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated pursuant to the Securities Exchange Act of 1934 in connection with the 2002 Annual Meeting of Shareholders (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this report).

                           FIRST CHARTER CORPORATION
                                AND SUBSIDIARIES

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----

                                                                         PART I

Item 1.       Business......................................................................................      3
Item 2.       Properties....................................................................................      8
Item 3.       Legal Proceedings.............................................................................      9
Item 4.       Submission of Matters to a Vote of Security Holders...........................................      9
Item 4A.      Executive Officers of the Registrant..........................................................      9

                                                                        PART II

Item 5.       Market For Registrant's Common Stock and Related Shareholder Matters..........................     10
Item 6.       Selected Financial Data.......................................................................     10
Item 7.       Management's Discussion and Analysis of Financial Conditions and Results
                  of Operations.............................................................................     11
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk....................................     37
Item 8.       Financial Statements and Supplementary Data...................................................     38
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure.......................................................................     71

                                                                       PART III

Item 10.      Directors and Executive Officers of the Registrant............................................     71
Item 11.      Executive Compensation........................................................................     71
Item 12.      Security Ownership of Certain Beneficial Owners and Management................................     71
Item 13.      Certain Relationships and Related Transactions................................................     71

                                                                        PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................     71

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

         FCB, a North Carolina state bank, is the successor entity to The Concord National Bank, which was established in 1888. On December 22, 1997, the Corporation acquired Carolina State Bank ("CSB") which was also merged into FCB. CSB was a state-chartered commercial bank with four banking offices in Cleveland and Rutherford Counties, North Carolina. On September 30, 1998, the Corporation acquired HFNC Financial Corp. ("HFNC"), which merged into the Corporation. HFNC was the unitary holding company of Home Federal Savings and Loan Association ("Home Federal"). Home Federal was based in Charlotte, North Carolina, and operated nine full service branch offices and a loan origination office in Mecklenburg County, North Carolina. These offices operated under the Home Federal name until its merger into FCB in March 1999. On April 4, 2000, the Corporation acquired Carolina First BancShares, Inc. ("Carolina First"), the holding company for Lincoln Bank, Cabarrus Bank and Community Bank & Trust, which merged into the Corporation. Carolina First, a North Carolina corporation, operated, though its subsidiary banks, 31 branch offices principally in the greater Charlotte, North Carolina area. On September 1, 2000, Business Insurers of Guilford County ("Business Insurers") was merged into First Charter Insurance Services. Each of these mergers was accounted for as a pooling of interests and accordingly, all financial information presented herein has been restated for all periods presented to reflect the mergers. On June 22, 2001, First Charter's banking subsidiary completed its conversion from a national bank to First Charter Bank, a North Carolina state bank. The change was completed after a cost benefit analysis of supervisory regulatory charges and does not represent any disagreement with the Corporation's or the Bank's former regulators. The Bank will continue to operate its financial center network franchise under the "First Charter" brand name.

         FCB is a full service bank, which now operates 52 financial centers, five insurance offices and one mortgage origination office in addition to its main office, as well as 99 ATMs (automated teller machines). These facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. Further, FCB recently opened one mortgage origination office in Virginia.

         Through its financial center locations, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts; "Money Market Rate" accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agriculture, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking. In addition, through First Charter Brokerage Services, a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates six other subsidiaries: First Charter Insurance Services, Inc., First Charter of Virginia Realty Investments, Inc., First Charter Realty Investments, Inc., FCB Real Estate, Inc., First Charter Real Estate Holding, LLC., and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter of Virginia Realty Investments, Inc. is a Virginia corporation engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc. a Delaware real estate investment trust. FCB Real Estate, Inc. is a North Carolina real estate investment trust and First Charter Real Estate Holdings, LLC is a North Carolina limited liability company. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

         At December 31, 2001, the Registrant and its subsidiaries had 833 full-time equivalent employees. The Registrant had no employees who were not also employees of FCB. The Registrant considers its relations with its employees to be good.

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

         FCB's service delivery facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. These locations also have numerous branches of money-center, super-regional, regional, and statewide institutions, some of which have a major presence in Charlotte. In its market area, the Registrant faces competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than the Bank. The Bank's primary method of competition is to provide quality service and fairly priced products.

GOVERNMENT SUPERVISION AND REGULATION

         General. As a registered bank holding company, the Registrant is subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). First Charter is a North Carolina chartered banking corporation and a Federal Reserve member bank, with deposits insured by the Federal Deposit Insurance Corporation's ("FDIC") insurance funds: the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). FCB is subject to extensive regulation and examination by the office of the North Carolina Commissioner of Banks (the "NC Commissioner") under the direction and supervision of the North Carolina State Banking Commission (the "NC Banking Commission") and by the FDIC, which insures its deposits to the maximum extent permitted by law.

         In addition to state and federal banking laws, regulations and regulatory agencies, the Corporation and FCB are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the Corporation's operations, management and ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Corporation.

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

         The Corporation is also subject to the North Carolina Bank Holding Company Act of 1984. As required by this state legislation, the Corporation, by virtue of its ownership of FCB, has registered as a bank holding company with the Commissioner of Banks of the State of North Carolina. The North Carolina Bank Holding Company Act also prohibits the Corporation from acquiring or controlling certain non-bank banking institutions which have offices in North Carolina.

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

         Gramm-Leach Bliley Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Modernization Act") allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of traditionally nonbanking activities than was permissible before enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies. It also allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The Corporation currently believes it meets the requirements for the broader range of activities that are permitted by the Modernization Act.

         In addition, the Modernization Act also modifies current law related to financial privacy and community reinvestment. The new privacy provisions generally will prohibit financial institutions from disclosing nonpublic personal financial information to nonaffiliated third parties unless the customer has the opportunity to decline disclosure.

         Regulation of FCB. FCB is organized as a North Carolina state chartered bank subject to regulation, supervision and examination by the Federal Reserve and NC Banking Commission, and to regulation by the FDIC. The federal and state laws and regulations are applicable to required reserves against deposits, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, limitations on credit to subsidiaries and other aspects of the business of such subsidiaries. The federal and state banking agencies have broad authority and discretion in connection with their supervisory and enforcement activities and examination policies, including policies involving the classification of assets and the establishment of loan loss reserves for regulatory purposes. Such actions by the regulators prohibit member banks from engaging in unsafe or unsound banking practices. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional banks comprising the FHLB System.

CAPITAL AND OPERATIONAL REQUIREMENTS

         The Federal Reserve and the FDIC issued substantially similar minimum capital adequacy standards of which both the Corporation and the Bank must comply. The risk-based guidelines define a two-tier capital framework, under which the Corporation and the Bank are required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of 4.00 percent and a minimum ratio of Total Capital (as defined) to risk weighted assets of 8.00 percent. Tier 1 Capital generally consists of total shareholders' equity calculated in accordance with generally accepted accounting principles less certain intangibles, and Total Capital generally consists of Tier 1 Capital plus certain adjustments, the largest of which for the Corporation and the Bank is the general allowance for loan losses (up to 1.25 percent of risk-weighted assets). Tier 1 Capital must comprise at least 50 percent of the Total Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation and the Bank, as adjusted for one of four categories of applicable risk-weights established in Federal Reserve regulations, based primarily on relative credit risk. At December 31, 2001, the Corporation and the Bank were in compliance with the risk-based capital requirements.

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

         The Corporation's compliance with existing capital requirements is summarized in the table below:


                                                                                Risk-Based Capital
                                                           ------------------------------------------------------------
                                 Leverage Capital                Tier 1 Capital                  Total Capital
-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)     Amount       Percentage(1)       Amount        Percentage(2)      Amount       Percentage(2)
-----------------------------------------------------------------------------------------------------------------------

Actual                    $284,107          8.80%          $284,107          12.80%         $310,485         13.99%
Required                   129,096          4.00             88,773           4.00           177,546          8.00
Excess                     155,011          4.80            195,334           8.80           132,939          5.99


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

         The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Total Risk-Based Capital, Tier 1 Risk-Based Capital and Leverage Capital Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 Capital ratio of at least 6.00 percent, a Total Capital ratio of at least 10.00 percent and a Leverage ratio of at least 5.00 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 Capital ratio of at least 4.00 percent, a Total Capital ratio of at least 8.00 percent and a Leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. Under these guidelines, FCB is considered well capitalized. See NOTE EIGHTEEN of the consolidated financial statements.

         Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk, (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position) and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with amended guidelines, a Corporation or Bank with significant trading activity (as defined) must incorporate a measure for market risk in its regulatory capital calculations. The revised guidelines do not materially impact the Corporation's or FCB's regulatory capital ratios or FCB's well-capitalized status.

         Distributions. The primary source of funds for distributions paid by the Corporation to its shareholders is dividends received from FCB. Federal regulatory and other requirements, as well as laws and regulations of the State of North Carolina, restrict the lending of funds by FCB to the Corporation and the amount of dividends that FCB can pay to the Corporation. The Federal Reserve regulates the amount of FCB dividends payable to the Corporation based on undivided profits for the last two years, less dividends already paid. As of December 31, 2001, FCB had paid the full allowable amount of dividends to the Corporation. FCB obtains regulatory approval prior to payment of dividends to the Corporation. See NOTE NINETEEN of the consolidated financial statements.

         In addition to the foregoing, the ability of the Corporation and FCB to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. Furthermore, if, in the opinion of a federal regulatory agency, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such agency may require, after notice and hearing, that such bank cease and desist from such practice. The right of the Corporation, its shareholders and its creditors to participate in any distribution of assets or earnings of FCB is further subject to the prior claims of creditors against the Bank.

         Deposit Insurance. The deposits of FCB are insured up to applicable limits by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banking institutions, after giving the institution's primary regulator an opportunity to take such action. In addition, the Bank is subject to deposit premium assessments by the

FDIC. As mandated by FDICIA, the FDIC has adopted regulations for a risk-based insurance assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at a risk assessment for a banking institution, the FDIC places it in one of nine risk categories using a process based on capital ratios and on other relevant information from supervisory evaluations of the bank by the bank's primary federal regulator, the Federal Reserve, statistical analyses of financial statements and other relevant information.

         The deposits of FCB are insured by the BIF, administered by the FDIC. Under the FDIC's risk-based insurance system, assessments currently can range from no assessment to an assessment of 27 basis points per $100 of insured deposits, with the exact assessment determined by the bank's capital and the applicable regulatory agency's opinion of the bank's operations. The range of deposit insurance assessment rates can change from time to time, in the discretion of the FDIC, subject to certain limits. Presently FCB is not required to pay any additional assessment to the FDIC. However, the FDIC has publicly stated that its Bank Insurance Fund will soon fall below its mandatory reserve limit and that such an event would likely trigger additional premiums for all banks. At this time, the amount of any future premiums required to be paid by FCB is not known.

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

         Future Legislation. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on the Corporation and FCB cannot be determined at this time.

OTHER CONSIDERATIONS

         There are particular risks and uncertainties that are applicable to an investment in our common stock. Specifically, there are risks and uncertainties that bear on our future financial results that may cause our future earnings and financial condition to be less than our expectations. Some of the risks and uncertainties relate to economic conditions generally, and would affect other financial institutions in similar ways. These aspects are discussed under the heading "Factors that May Affect Future Results" in the accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations". This section addresses particular risks and uncertainties that are specific to our business.

ITEM 2.  PROPERTIES

         The principal offices of the Corporation are located in the 230,000 square foot First Charter Center located at 10200 David Taylor Drive in Charlotte, North Carolina, which is owned by the Bank through its subsidiaries. The First Charter Center contains the corporate offices of the Corporation, the main office of FCB, as well as the operations, mortgage loan and data processing departments of FCB.

         The Corporation also leases a facility in Reston, Virginia for the origination of real estate loans, as well as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans.

         In addition to its main office, FCB has 52 financial centers, five insurance offices, one mortgage origination office and 99 ATMs located in 17 counties throughout North Carolina. Further, FCB recently opened one mortgage origination office in Virginia.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2001.

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


                                                                                YEAR POSITION
NAME                        AGE     OFFICE AND POSITION                             HELD
----                        ---     -------------------                         -------------

Lawrence M. Kimbrough       61      President and Chief Executive Officer      1986 - Present
                                    of the Registrant and FCB

Robert O. Bratton           53      Executive Vice President, Chief            1983 - Present
                                    Financial Officer, Treasurer of the
                                    Registrant and Executive Vice
                                    President of FCB
                                    Vice President Bank of Union               1996 - 1998

Robert E. James, Jr         51      Executive Vice President of the            1999 - Present
                                    Registrant and Executive Vice
                                    President of FCB
                                    Group Executive: Market Planning &         1996 - 1998
                                    Customer Development, Centura Bank
                                    Executive Vice President for               1994 - 1998
                                    Metro Markets, Centura Bank

C. Thomas McFarland         44      Executive Vice President                   1999 - Present
                                    of the Registrant and Executive
                                    Vice President of FCB
                                    Executive Vice President and               1996 - 1999
                                    Alternative Delivery Systems
                                    Manager, BB&T

Stephen M. Rownd            43      Executive Vice President                   2000 - Present
                                    of the Registrant and Executive
                                    Vice President and Chief
                                    Credit Officer of FCB
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
                                    Chief Credit Officer, SunTrust
                                    Bank of Gulf Coast

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The principal market on which the Common Stock is traded is the Nasdaq National Market. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated, as reported on the Nasdaq National Market:


                  Quarter              High               Low
                  ---------------------------------------------

2000              first              $14.6250          $12.5000
                  second              17.5000           12.5000
                  third               16.8750           13.6250
                  fourth              15.7500           13.0000
2001              first               16.0000           13.4380
                  second              18.7500           15.1250
                  third               18.4500           15.4600
                  fourth              18.4900           15.8500


         As of March 6, 2002, there were 9,123 record holders of the Corporation's Common Stock. During 2000 and 2001, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:


                  Quarter         Dividend
                  ------------------------

2000              first            $0.17
                  second            0.17
                  third             0.18
                  fourth            0.18
2001              first             0.18
                  second            0.18
                  third             0.18
                  fourth            0.18


         For additional information regarding the Corporation's ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" on page 33.

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

OVERVIEW

         The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, FCB. The Corporation's principal executive offices are located in Charlotte, North Carolina. FCB is a full-service bank and trust company with 52 financial centers, five insurance offices and one mortgage origination office located in 17 counties throughout North Carolina. Further, FCB recently opened one mortgage origination office in Virginia.

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

         In addition, through First Charter Brokerage Services, a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates six other subsidiaries: First Charter Insurance Services, Inc., First Charter of Virginia Realty Investments, Inc., First Charter Realty Investments, Inc., FCB Real Estate, Inc., First Charter Real Estate Holding, LLC., and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter of Virginia Realty Investments, Inc. is a Virginia corporation organized as a holding company for First Charter Realty Investments, Inc. a real estate investment trust organized in Delaware, FCB Real Estate, Inc. a real estate investment trust organized in North Carolina and First Charter Real Estate Holdings, LLC. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

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

         The Corporation's operations are divided into five operating segments: commercial banking, brokerage services, insurance services, mortgage and financial management. These segments are identified based on the Corporation's organizational structure and the Corporation's chief operating decision makers review separate results of operations of each of these operating segments. Of these segments, the results of operations of First Charter Bank (commercial banking) comprise the substantial majority of the consolidated net income, revenues and assets of the Corporation, as set forth in NOTE TWO of the consolidated financial statements. Accordingly, a substantial portion of the discussion contained herein relates to the results of operations of First Charter Bank.

MERGER AND ACQUISITIONS

         Poolings-of-Interests. On September 1, 2000, Business Insurers was merged into First Charter Insurer Services. As a result of this merger, approximately 283,000 shares of the Corporation's common stock were issued.

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

         During 1998, the Corporation acquired HFNC. HFNC was merged into the Corporation effective September 30, 1998.

         During 1997, the Corporation acquired CSB, which was merged into FCB at that time. CSB financial centers now operate as FCB financial centers.

         Each of these mergers was accounted for as a pooling of interests and, accordingly, all financial data for the periods prior to the respective dates of the mergers have been restated to combine the accounts of Union, CSB, HFNC, Carolina First, and Business Insurers with those of the Corporation.

         Purchases. Insurance Agencies. Since 1999, the Corporation has acquired five insurance agencies using the purchase accounting method. The majority of the year over year increases we have experienced in insurance services income is due to the acquisition noted below. The five insurance agencies acquired since 1999 and the respective date of acquisition include:
Franklin Brown Company (January 31, 1999), J. L. Suttle, Jr. and Co., Inc. (December 31, 1999), Faulkner Investments, Inc. (January 1, 2000), Banner and Greene Agency, Inc. (April 1, 2001), and Hoffman & Young, Inc. (July 31, 2001).

         Financial Centers. On November 17, 2000, the Corporation purchased four financial centers with total loans of $9.4 million and total deposits of $88.3 million. The financial centers are located in Bryson City, Jefferson, West Jefferson and Sparta, North Carolina.

         Each of these acquisitions was accounted for as a purchase. Accordingly, the results of operations of these companies have been included in the consolidated results of operations of the Corporation since the date of the respective acquisition.

CRITICAL ACCOUNTING POLICIES

         The Corporation's significant accounting policies are set forth in NOTE ONE of the consolidated financial statements. Of these policies, the Corporation considers its policy regarding the allowance for loan losses to be one of its most critical accounting policies, because it requires management's most subjective and complex judgments. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see ALLOWANCE FOR LOAN LOSSES.

         In addition, the Corporation also considers its policy regarding equity method investees to be a critical accounting policy due to the assumptions in the valuation of these investments and other subjective factors. The Corporation's equity method investments represent investments in venture capital limited partnerships which invest in early stage companies.

         The Corporation's recognition of earnings or losses from equity method investees is determined by the Corporation's share of the investee's earnings on a quarterly basis. The limited partnerships provide their quarterly financial information on a quarter lag basis, so the Corporation's policy is to record its share of earnings or losses on these equity method investments on a quarter lag basis.

         These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these limited partnerships invest. All of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made quarterly by the management of the limited partnerships, and are subject to review by the Corporation for reasonableness. The assumptions in the valuation of these investments by the limited partnerships include the viability of the business model, the ability of the company to obtain alternative financing, their ability to generate revenues in future periods and other subjective factors. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be widely varying gains or losses on these equity method investments in future periods.

RESULTS OF OPERATIONS

         The Corporation's results of operations and financial position are described in the following sections.

         Refer to TABLE ONE and TABLE FIVE for annual and quarterly selected financial data, respectively.

2001 VERSUS 2000

         The following discussion and analysis provides a comparison of the Corporation's results of operations for the years ended December 31, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 38 through 70.

         Net income amounted to $35.3 million, or $1.12 diluted net income per share for the year ended December 31, 2001, compared to $24.8 million or $0.79 diluted net income per share for the year ended December 31, 2000, representing an increase of $10.5 million. The increase in net income was primarily due to restructuring charges and merger-related expense of $16.3 million pre-tax ($12.3 million, or $0.39 per diluted share after-tax) in 2000, primarily associated with the Carolina First merger, which occurred during the three months ended June 30, 2000. The increase in net income due to the restructuring charges and merger-related expenses was offset in 2001 by (i) a $2.4 million decrease in net interest income resulting from a compression of the net interest margin and decreasing loan demand during 2001 and (ii) increased expenses resulting primarily from an increase in occupancy and equipment expense resulting from the move into the new First Charter Center. Net income in 2001 and 2000 was also impacted certain other items, which are set fort in TABLE TWO. These other items are considered nonrecurring in nature by management and therefore should be considered in year over year analysis of results of operations.

         Net income for the fourth quarter 2001 was $8.2 million, or $0.26 per diluted share, compared to $9.1 million, or $0.29 per diluted share in the fourth quarter 2000. The decrease in net income was primarily attributable to a $5.3 million increase in noninterest expense partially offset by a $3.4 million increase in noninterest income. The increase in noninterest expense was due to an increase in occupancy and equipment expense associated with the move into the First Charter Center, expenses related to the implementation of a new computer operating system and increased professional service costs. The increase in noninterest income was due to the active management of our securities portfolio, service charge income on deposit accounts, mortgage loan fees, trading gains, and the continued growth of First Charter Insurance Services. Net income was also impacted by the other items described in TABLE FIVE. These other items are considered nonrecurring in nature by management and therefore should be considered in year over year analysis of results of operations.

TABLE  ONE
SELECTED FINANCIAL DATA


                                                                          YEARS ENDED DECEMBER 31,
(Dollars in thousands,                      -----------------------------------------------------------------------------------
except per share amounts)                      2001              2000              1999              1998              1997
-------------------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT
Interest income                             $   215,276       $   216,143       $   194,271       $   188,561       $   168,367
Interest expense                                109,912           108,314            90,299            92,694            82,400
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                             105,364           107,829           103,972            95,867            85,967
Provision for loan losses                         4,465             7,615             5,005             3,741             3,681
Noninterest income                               38,773            30,666            28,795            23,912            21,845
Noninterest expense                              87,579            92,727            75,991            86,888            63,984
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                       52,093            38,153            51,771            29,150            40,147
Income taxes                                     16,768            13,312            16,480            12,859            14,255
-------------------------------------------------------------------------------------------------------------------------------
Net income                                  $    35,325       $    24,841       $    35,291       $    16,291       $    25,892
===============================================================================================================================

PER COMMON SHARE
Basic net income                            $      1.12       $      0.79       $      1.12       $      0.51       $      0.84
Diluted net income                                 1.12              0.79              1.11              0.50              0.83
Cash dividends declared(1)                         0.72              0.70              0.68              0.61              0.53
Period-end book value                             10.06              9.79              9.33              9.57              9.29
Average shares outstanding - basic           31,480,109        31,435,342        31,504,746        31,782,843        30,712,930
Average shares outstanding - diluted         31,660,985        31,580,328        31,772,060        32,423,533        31,411,944
RATIOS
Return on average shareholders' equity            11.03%             8.29%            12.08%             5.30%             8.80%
Return on average assets                           1.14              0.90              1.37              0.67              1.26
Net interest margin                                3.74              4.26              4.43              4.29              4.35
Average loans to average deposits                 95.43            110.52            104.60            113.42             97.03
Average equity to average assets                  10.31             10.84             11.31             12.56             14.31
Efficiency ratio(2)                               60.97             64.09             56.85             73.04             61.80
Dividend payout                                   64.29             88.61             61.26            122.00             63.86
SELECTED PERIOD END BALANCES
Securities available for sale               $ 1,077,365       $   441,031       $   486,905       $   483,292       $   438,244
Securities held to maturity                          --                --            36,082            33,307            36,709
Loans, net                                    1,929,052         2,128,960         1,942,830         1,876,353         1,644,416
Allowance for loan losses                        25,843            28,447            25,002            22,278            21,100
Total assets                                  3,332,737         2,932,199         2,679,728         2,594,940         2,289,458
Total deposits                                2,162,945         1,998,234         1,816,491         1,775,638         1,604,312
Borrowings                                      808,512           570,024           542,021           481,019           361,002
Total liabilities                             3,023,396         2,622,912         2,389,460         2,288,034         1,990,596
Total shareholders' equity                      309,341           309,287           290,268           306,175           298,638
SELECTED AVERAGE BALANCES
Loans, net                                    1,990,406         2,074,971         1,878,509         1,783,271         1,517,358
Earning assets                                2,881,295         2,576,853         2,418,011         2,302,896         2,027,624
Total assets                                  3,104,952         2,763,920         2,583,803         2,448,384         2,055,598
Total deposits                                2,085,669         1,877,426         1,795,921         1,572,262         1,563,773
Borrowings                                      652,298           556,859           447,633           443,344           329,987
Total shareholders' equity                      320,215           299,745           292,183           307,460           294,247
===============================================================================================================================

The table above sets forth certain selected financial data concerning First Charter Corporation (the "Corporation") for the five years ended December 31, 2001. All financial data has been adjusted to reflect the acquisition of HFNC Financial Corp. in 1998, the acquisition of Business Insurers of Guilford County in 2000, and the acquisition of Carolina First BancShares, Inc. in 2000, each of which was accounted for as a pooling of interest.

(1)      First Charter Corporation historical cash dividends declared.

(2) Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

     The following table presents a schedule of other items included in net income for the years ended December 31, 2001, 2000, 1999, 1998 and 1997:

TABLE TWO
OTHER ITEMS


                                                                          YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------
(Dollars in thousands)                              2001            2000            1999             1998             1997
---------------------------------------------------------------------------------------------------------------------------

SCHEDULE OF OTHER ITEMS INCLUDED IN EARNINGS
Other items
  Noninterest income
    (Loss) gain on sale of loans                    $  --         $    (99)        $ 1,757         $     --         $    --
    Gain on sale of merchant card business             --               --              --              385              --
    Fixed income portfolio
       restructuring (loss) gain                       --           (3,913)             --            1,962              --
    Equity investment write down                     (144)          (1,601)            (66)              --              --
    Equity method (loss) income                      (442)           4,580             138               --              --
    Gain on sale of property                          416            2,788           1,752               --              --
  Noninterest expense
    Charitable trust                                   --           (1,000)             --               --              --
    Restructuring charges and merger-related           --          (16,250)             --          (20,262)         (3,400)
---------------------------------------------------------------------------------------------------------------------------
    Total other items                               $(170)        $(15,495)        $ 3,581         $(17,915)        $(3,400)
---------------------------------------------------------------------------------------------------------------------------
    Other items, net of tax                         $(116)        $(11,770)        $ 2,328         $(13,615)        $(2,584)
===========================================================================================================================


NET INTEREST INCOME

         An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheet for the last three years is presented in TABLE THREE. The changes in net interest income from year to year are analyzed in TABLE FOUR.

         Net interest income, the difference between total interest income and total interest expense, is the Corporation's principal source of earnings. For the year ended December 31, 2001, net interest income amounted to $105.4 million, a decrease of approximately 2.3 percent from net interest income of $107.8 million in 2000. The decrease was the result of the declining interest rate environment resulting from the slowing economy which has had a negative impact on the net interest margin as variable rate assets reprice faster than variable rate liabilities. Reduced loan demand, several large loan payoffs and our increased selectivity in seeking new opportunities in this economic environment have also had a negative impact on the net interest margin.

         Average interest earning assets increased approximately $304.4 million to $2.88 billion for the year ended December 31, 2001, compared to $2.58 billion for the same 2000 period. This increase is primarily due to a $229.0 million increase in the Corporation's average securities available for sale portfolio for the year ended December 31, 2001, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The increase in average securities available for sale was primarily due to net purchases of approximately $469.3 million in securities available for sale during the year ended December 31, 2001. Average interest earning assets also increased due to the purchase of four financial centers in November 2000, as well as growth in the Corporation's average loan portfolio, which increased $68.2 million for the year ended December 31, 2001, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The decrease in average yield on interest earning assets to 7.54 percent in 2001, compared to 8.46 percent in 2000, resulted principally from the decrease in the average prime rate during 2001 to 6.93 percent, from 9.23 percent in 2000. The decrease in the average prime rate is attributable to the Federal Reserve's 475 basis point decrease in the Fed Funds rate during 2001. The average yield earned on loans was 8.01 percent in 2001, compared to 8.89 percent in 2000.

         In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities of $295.8 million to $2.49 billion during 2001 due to the use of Federal Home Loan Bank ("FHLB") advances to fund securities purchases and increases in deposits. The average rate paid on interest bearing liabilities decreased to 4.42 percent in 2001, compared to 4.94 percent in 2000, primarily due to a decline in the average rate of borrowings. The average rate paid on interest-bearing deposits was 4.27 percent in 2001, down from 4.61 percent in 2000. Similarly, the rate paid on other borrowed funds decreased to 4.85 percent in 2001, compared to 5.94 percent in 2000.

         The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 54 basis points to 3.72 percent in 2001, compared to 4.26 percent in 2000. The decrease reflects the impact of the declining interest rate environment in 2001, which had a negative impact on the net interest margin as assets repriced faster than liabilities. The addition of lower yielding securities, higher levels of borrowings and competitive forces related to loan and deposit pricing also had a negative impact on the net interest margin. See "Asset-Liability Management and Interest Rate Sensitivity" for additional discussion on the Corporation's management of rate sensitive assets and liabilities.

         The following table includes for the years ended December 31, 2001, 2000 and 1999 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net yield on average earning assets. Average balances were calculated based on daily averages.

TABLE THREE
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS


                                                2001                             2000                            1999
                                 -------------------------------- -------------------------------- --------------------------------
                                              INTEREST  AVERAGE                Interest   Average               Interest   Average
                                   AVERAGE     INCOME/ YIELD/RATE   Average     Income/ Yield/Rate  Average     Income/  Yield/Rate
(Dollars in thousands)             BALANCE     EXPENSE   PAID       Balance     Expense   Paid      Balance     Expense     Paid
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EARNING ASSETS:
Loans(1)(2)(3)                   $1,990,406   $159,430    8.01%   $2,074,971   $184,388    8.89%   $1,878,509   $162,726   8.66%
Securities - taxable                788,928     51,647    6.55       400,306     27,274    6.81       423,894     26,053   6.15
Securities - nontaxable              88,448      5,629    6.36        93,226      5,885    6.31       101,184      6,488   6.41
Federal funds sold                    1,971         75    6.78         3,997        250    6.26         9,105        501   5.50
Interest bearing bank deposits       11,542        399    3.46         4,353        224    5.15         5,319        314   5.90
-----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets(4)         2,881,295    217,180    7.54     2,576,853    218,021    8.46     2,418,011    196,082   8.11
===================================================================================================================================
Cash and due from banks              67,600                           67,836                           65,602
Other assets                        156,057                          119,231                          100,190
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                   $3,104,952                       $2,763,920                       $2,583,803
===================================================================================================================================
INTEREST BEARING
  LIABILITIES:
Demand deposits                  $  515,531   $ 10,129    1.96%   $  485,230   $ 12,454    2.57%   $  472,212   $ 12,100   2.56%
Savings deposits                    115,787      2,004    1.73       149,812      3,765    2.51       192,744      5,945   3.08
Other time deposits               1,203,000     66,119    5.50       998,866     59,044    5.91       908,479     48,055   5.29
Other borrowings                    652,298     31,660    4.85       556,859     33,051    5.94       447,633     24,199   5.41
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST BEARING
    LIABILITIES                   2,486,616    109,912    4.42     2,190,767    108,314    4.94     2,021,068     90,299   4.47
===================================================================================================================================
Noninterest bearing sources:
Noninterest bearing deposits        251,352                          243,517                          222,486
Other liabilities                    46,769                           29,891                           48,066
Shareholders' equity                320,215                          299,745                          292,183
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity         $3,104,952                       $2,763,920                       $2,583,803
===================================================================================================================================
Net interest spread                                       3.12                             3.52                            3.64
Impact of noninterest
  bearing sources                                         0.60                             0.74                            0.73
-----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME/
    YIELD ON EARNINGS ASSETS                  $107,268    3.72%                $109,707    4.26%                $105,783   4.37%
===================================================================================================================================

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected on such loans.

(2)      Average loan balances are shown net of unearned income.

(3) Includes amortization of deferred loan fees of approximately $3,807, $3,501 and $3,875, for 2001, 2000 and 1999, respectively.

(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for 2001, 2000 and 1999. The adjustments made to convert to a taxable-equivalent basis were $1,904, $1,878 and $1,811 for 2001, 2000 and 1999, respectively.

TABLE FOUR
VOLUME AND RATE VARIANCE ANALYSIS


                                        FROM DEC. 31, 2000 TO DEC. 31, 2001              From Dec. 31, 1999 to Dec. 31, 2000
                                    INCREASE (DECREASE) IN NET INTEREST INCOME        Increase (Decrease) in Net Interest Income
                                                DUE TO CHANGE IN(1)                               Due to Change in(1)
                                  ----------------------------------------------    ---------------------------------------------
                                    2000                                  2001       1999                                  2000
                                   INCOME/                               INCOME/    Income/                               Income/
(Dollars in thousands)             EXPENSE      RATE        VOLUME       EXPENSE    Expense       Rate        Volume      Expense
---------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
Loans                             $184,388    $(17,814)    $ (7,144)    $159,430    $162,726    $ 4,424     $ 17,238     $184,388
Securities - taxable                27,274      (1,587)      25,960       51,647      26,053      2,750       (1,529)      27,274
Securities - nontaxable              5,885          47         (303)       5,629       6,488        (97)        (506)       5,885
Federal funds sold                     250         (73)        (102)          75         501         49         (300)         250
Interest bearing bank deposits         224        (134)         309          399         314        (37)         (53)         224
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME          $218,021    $(19,561)    $ 18,720     $217,180    $196,082    $ 7,089     $ 14,850     $218,021
=================================================================================================================================
INTEREST EXPENSE:
Demand deposits                   $ 12,454    $ (3,012)    $    687     $ 10,129    $ 12,100    $    20     $    334     $ 12,454
Savings deposits                     3,765      (1,039)        (722)       2,004       5,945       (978)      (1,202)       3,765
Other time deposits                 59,044      (4,568)      11,643       66,119      48,055      5,927        5,062       59,044
Other borrowings                    33,051      (6,539)       5,148       31,660      24,199      2,658        6,194       33,051
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE          108,314     (15,158)      16,756      109,912      90,299      7,627       10,388      108,314
---------------------------------------------------------------------------------------------------------------------------------
        NET INTEREST INCOME       $109,707    $ (4,403)    $  1,964     $107,268    $105,783    $  (538)    $  4,462     $109,707
=================================================================================================================================

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

PROVISION FOR LOAN LOSSES

         The provision for loan losses in 2001 amounted to $4.5 million compared to the provision for loan losses of $7.6 million in 2000. The decrease in the provision for loan losses was due to lower loan volume in 2001 and a significant increase in nonaccrual loans in 2000, which did not recur in 2001. Partially offsetting these factors in 2001 was the effect of higher net charge-offs. As adjusted to remove the effects of the February 2001 loan securitization and the sale of $45.3 million in lower-yielding loans in May 2000, gross loans increased $9.7 million during the year ended December 31, 2001 as compared to an increase of $234.9 million during the year ended December 31, 2000. See "Allowance for Loan Losses" for additional discussion of trends within the allowance for loan losses in current year and for a discussion of the Corporation's management of credit risk related to the loan portfolio.

         Net charge-offs for 2001 were $6.7 million or 0.33 percent of average loans compared to $4.1 million or 0.20 percent of average loans in 2000. The year-to-date increase in net loan charge-offs was attributable to $2.5 million of charge-offs associated with two large commercial relationships which were written down during the fourth quarter of 2001. These charge-offs are not considered to be necessarily indicative of an overall deterioration in the quality of the remaining portfolio. Without these two charge-offs, the ratio of net charge-offs to average loans would have been 0.21 percent of average loans for 2001 versus 0.20 percent for 2000. The provision for loan losses was less than the amount of net charge-offs for 2001 because the commercial loans noted above had been identified as impaired during 2000 and specific reserves were allocated at that time.

NONINTEREST INCOME

         Noninterest income increased $8.1 million to $38.8 million for the year ended December 31, 2001, compared to $30.7 million for the same period in 2000. This increase was driven primarily by a 23.8 percent increase in service charge income on deposit accounts for the year ended December 31, 2001 compared to the same 2000 period, which was due to the implementation of revenue enhancing projects as well as re-pricing opportunities resulting from the acquisition of Carolina First. In addition, the declining rate environment has increased mortgage origination volume. This has resulted in additional loan sales to the secondary market and correspondingly greater fee income. Active management of our securities portfolio resulted in the recognition of $2.4 million in gains on security sales during 2001, compared to losses of $4.3 million during 2000. Of the $4.3 million loss in 2000, $3.9 million was attributed to a restructuring of the Corporation's bond portfolio as a result of rising interest rates at the time of the sales. Continued growth of First Charter Insurance Services, higher brokerage revenue and trading gains also increased noninterest income.

         Premiums earned on written covered call options on fixed income securities accounts for a majority of our trading gains. At December 31, 2001, the Corporation did not have any written covered call options outstanding. It is generally the Corporation's policy to structure these option contracts so that there are none outstanding at the end of a reporting period.

         See NOTE SIXTEEN of the consolidated financial statements for a discussion of certain related party transactions which impacted deposit service charges in the fourth quarter of 2001.

         Noninterest income was also impacted in both periods by income and losses from equity method investees. During 2001 the Corporation recorded losses on equity method investees of $0.4 million, compared to gains of $4.6 million in 2000. The Corporation's equity method investments represent investments in venture capital limited partnerships which invest in early stage companies. The Corporation's recognition of earnings or losses from equity method investees represents the Corporation's share of the limited partnership's earnings on a quarterly basis.

         These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these partnerships invest. All of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made quarterly by the management of the limited partnerships. The assumptions in the valuation of these investments by the limited partnerships include the viability of the investee's business model, the ability of the company to obtain alternative financing, the company's ability to generate revenues in future periods, and other subjective factors.

         The limited partnerships provide their quarterly financial information on a quarter lag basis, so the Corporation has a policy of recording their share of these earnings or losses also on a quarter lag basis. During the first quarter of 2002, the Corporation was notified by the management of one of the limited partnerships that they were in the process of revaluing one of their investments and that they expected that the value would decrease for the limited partnership's fourth quarter 2001 valuation. As a result, the Corporation expects to record losses on equity method investments in the first quarter of 2002. Based on preliminary estimates by the management of the limited partnership, the Corporation believes its share of the loss on this equity method investment could be between $3.0 million and $4.0 million. These losses would represent elimination of a portion of previously recorded unrealized gains on this investee company, and would not represent a loss of the original principal invested in this company. Nevertheless, given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be additional losses on these equity method investments in future periods.

NONINTEREST EXPENSE

         Noninterest expense decreased $5.1 million to $87.6 million for the year ended December 31, 2001 from $92.7 million in the comparable 2000 period. The decrease was attributable to the restructuring charges and merger-related expenses of $16.3 million during the quarter ended June 30, 2000, primarily associated with the acquisition of Carolina First. This decrease was partially offset during 2001 by the additional operating costs associated with the four financial centers acquired during the fourth quarter of 2000, an increase in occupancy and equipment expense as a result of the move into the new First Charter Center and investments in people and technology to position the Corporation for growth.

INCOME TAX EXPENSE

         Total income tax expense amounted to $16.8 million for the year ended December 31, 2001 and $13.3 million for the same comparable 2000 period. The increase in the income tax expense was attributable to an increase in taxable income. The increase in income tax expense, however, was not proportionate with the decrease in net income because portions of the merger and acquisition costs in 2000 were not deductible. This created a decrease in the effective tax rate to 32.2 percent in 2001 from 34.9 percent in 2000.

         In the normal course of business, the Corporation evaluates and implements tax-planning strategies. As a result of these strategies, management anticipates our effective tax rate to decrease to approximately 27 percent to 28 percent in 2002.

TABLE FIVE
SELECTED QUARTERLY FINANCIAL DATA


                                                                  2001 QUARTERS
 (Dollars in thousands, except     ----------------------------------------------------------------
 per share amounts)                  FOURTH              THIRD          SECOND            FIRST
---------------------------------------------------------------------------------------------------

INCOME STATEMENT
 Total interest income             $     51,166      $    54,649     $     55,391      $     54,070
 Total interest expense                  24,352           27,826           29,043            28,691
---------------------------------------------------------------------------------------------------
 Net interest income                     26,814           26,823           26,348            25,379
 Provision for loan losses                1,200            1,325            1,190               750
 Total noninterest income                11,183           10,356            8,814             8,420
 Total noninterest expense               24,766           21,892           20,878            20,043
---------------------------------------------------------------------------------------------------
 Net income (loss) before
   income taxes                          12,031           13,962           13,094            13,006
 Income taxes                             3,881            4,502            4,223             4,162
---------------------------------------------------------------------------------------------------
 Net income (loss)                 $      8,150      $     9,460     $      8,871      $      8,844
===================================================================================================

PER SHARE DATA:
 Basic income (loss)               $       0.26      $      0.30     $       0.28      $       0.28
 Diluted income (loss)                     0.26             0.30             0.28              0.28
 Cash dividends declared(1)                0.18             0.18             0.18              0.18
 Period-end book value                    10.06            10.49            10.22             10.06
 Average shares
   outstanding - basic               31,197,190       31,545,721       31,719,241        31,696,764
 Average shares
   outstanding - diluted             31,364,373       31,314,550       31,906,705        31,833,564
RATIOS
 Return on average
   shareholders' equity(2)                 9.88%           11.72%           11.12%            11.46%
 Return on average assets(2)               1.00             1.18             1.15              1.24
 Net interest margin(2)                    3.62             3.68             3.73              3.90
 Average loans to
   average deposits                       91.15            92.38            95.50            103.56
 Average equity to
   average assets                         10.08            10.06            10.33             10.85
 Efficiency ratio(3)                      66.16            59.45            59.05             58.90
SELECTED PERIOD END
  BALANCES
 Securities available for sale     $  1,077,365      $ 1,134,374     $    939,993      $    876,421
 Securities held to maturity                 --               --               --                --
 Loans, net                           1,929,052        1,958,949        1,941,616         1,958,436
 Allowance for loan losses               25,843           28,221           28,049            28,049
 Total assets                         3,332,737        3,348,870        3,138,989         3,081,263
 Total deposits                       2,162,945        2,163,799        2,119,027         2,012,087
 Borrowings                             808,512          806,141          643,483           696,134
 Total liabilities                    3,023,396        3,021,297        2,814,885         2,762,284
 Total shareholders' equity             309,341          327,573          324,104           318,979
-----------------------------------------------------------------------------------------------------
SELECTED AVERAGE
  BALANCES
 Loans, net                           1,977,638        1,973,373        1,968,304         2,043,217
 Earning assets                       3,005,225        2,957,440        2,881,629         2,676,436
 Total assets                         3,246,863        3,184,788        3,098,598         2,884,703
 Total deposits                       2,169,743        2,136,217        2,060,997         1,973,002
 Borrowings                              46,070           45,832           47,385            47,823
 Total shareholders' equity             327,410          320,242          319,968           313,081
---------------------------------------------------------------------------------------------------

SCHEDULE OF OTHER ITEMS
  INCLUDED IN EARNINGS
 Noninterest income
   (Loss) gain on sale of loans              $-               $-     $         --      $         --
   Fixed income portfolio
    restructuring loss                       --               --               --                --
   Equity investment write down              --               --               --              (144)
   Equity method (loss) income             (524)              73             (102)              111
   Gain on sale of properties               287              129               --                --
 Noninterest expense
   Charitable trust                          --               --               --                --
   Merger and
    restructuring charges                    --               --               --                --
---------------------------------------------------------------------------------------------------
 Total other items                         (237)             202             (102)              (33)
---------------------------------------------------------------------------------------------------
 Other items, net of tax           $       (161)     $       137     $        (69)     $        (22)
===================================================================================================

                                                                  2000 Quarters
 (Dollars in thousands, except     ------------------------------------------------------------------
 per share amounts)                   Fourth             Third             Second            First
-----------------------------------------------------------------------------------------------------

INCOME STATEMENT
 Total interest income             $     56,524      $     54,739      $     53,242      $     51,638
 Total interest expense                  29,451            28,065            26,199            24,599
-----------------------------------------------------------------------------------------------------
 Net interest income                     27,073            26,674            27,043            27,039
 Provision for loan losses                2,075             2,200             1,370             1,970
 Total noninterest income                 7,791             7,686             7,914             7,275
 Total noninterest expense               19,469            17,757            35,670            19,831
-----------------------------------------------------------------------------------------------------
 Net income (loss) before
   income taxes                          13,320            14,403            (2,083)           12,513
 Income taxes                             4,223             4,464               681             3,944
-----------------------------------------------------------------------------------------------------
 Net income (loss)                 $      9,097      $      9,939      $     (2,764)     $      8,569
=====================================================================================================

PER SHARE DATA:
 Basic income (loss)               $       0.29      $       0.32      $      (0.09)     $       0.27
 Diluted income (loss)                     0.29              0.31             (0.09)             0.27
 Cash dividends declared(1)                0.18              0.18              0.17              0.17
 Period-end book value                     9.79              9.49              9.19              9.52
 Average shares
   outstanding - basic               31,588,105        31,503,251        31,402,488        31,245,099
 Average shares
   outstanding - diluted             31,688,490        31,646,483        31,584,528        31,399,895
RATIOS
 Return on average
   shareholders' equity(2)                11.87%            13.31%            (3.67)%           11.70%
 Return on average assets(2)               1.28              1.43             (0.40)             1.28
 Net interest margin(2)                    4.17              4.19              4.30              4.39
 Average loans to
   average deposits                      108.89            112.18            111.69            109.69
 Average equity to
   average assets                         10.78             10.72             10.93             10.97
 Efficiency ratio(3)                      53.16             46.41            101.37             57.31
SELECTED PERIOD END
  BALANCES
 Securities available for sale     $    441,031      $    474,077      $    500,310      $    476,017
 Securities held to maturity                 --                --                --            35,324
 Loans, net                           2,128,960         2,083,283         2,062,674         2,025,677
 Allowance for loan losses               28,447            27,861            26,700            25,979
 Total assets                         2,932,199         2,787,955         2,788,426         2,754,178
 Total deposits                       1,998,234         1,922,440         1,870,958         1,856,180
 Borrowings                             570,024           519,762           584,144           567,536
 Total liabilities                    2,622,912         2,488,905         2,499,711         2,456,201
 Total shareholders' equity             309,287           299,050           288,715           297,977
SELECTED AVERAGE
  BALANCES
 Loans, net                           2,133,452         2,099,690         2,068,958         1,997,860
 Earning assets                       2,628,331         2,578,372         2,582,473         2,519,053
 Total assets                         2,826,068         2,771,990         2,775,567         2,687,784
 Total deposits                       1,959,300         1,871,704         1,852,470         1,821,291
 Borrowings                             522,346           563,377           589,354           552,831
 Total shareholders' equity             304,770           297,122           303,546           294,442
-----------------------------------------------------------------------------------------------------

SCHEDULE OF OTHER ITEMS
  INCLUDED IN EARNINGS
 Noninterest income
   (Loss) gain on sale of loans    $         --      $         --      $        (99)     $         --
   Fixed income portfolio
    restructuring loss                   (1,059)           (2,854)               --                --
   Equity investment write down            (231)             (571)             (299)             (500)
   Equity method (loss) income               28             4,106               446                --
   Gain on sale of properties             2,261               527                --                --
 Noninterest expense
   Charitable trust                      (1,000)               --                --                --
   Merger and
    restructuring charges                    --                --           (16,250)               --
-----------------------------------------------------------------------------------------------------
 Total other items                           (1)            1,208           (16,202)             (500)
-----------------------------------------------------------------------------------------------------
 Other items, net of tax           $         --      $        825      $    (12,253)     $       (342)
=====================================================================================================


(1)      First Charter Corporation historical cash dividends declared.

(2)      Annualized

(3) Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

2000 VERSUS 1999

         The following discussion and analysis provides a comparison of the Corporation's results of operations for the years ended December 31, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 38 through 70.

OVERVIEW

         Net income amounted to $24.8 million, or $0.79 diluted net income per share for the year ended December 31, 2000, compared to $35.3 million or $1.11 diluted net income per share for the year ended December 31, 1999, representing a decrease of $10.5 million. This decrease was primarily attributable to the differences in the items described below, which management considers as nonrecurring in nature and therefore should be considered in year over year analysis of operations. Net income for the year ended December 31, 2000 included the following items: (i) $16.3 million pre-tax ($12.3 million after-tax) merger and restructuring charge primarily associated with the merger of Carolina First; (ii) $4.6 million pre-tax earnings ($3.2 million after-tax) from equity method income on certain investments due to unrealized gains in underlying equity investments during the period; (iii) $2.8 million pre-tax ($1.9 million after-tax) gain on sale of property related to the sale of four duplicate branch facilities and one office building; (iv) $3.9 million pre-tax ($2.7 million after-tax) loss associated with the restructuring of the available-for-sale securities portfolio; (v) $1.6 million pre-tax ($1.1 million after-tax) loss associated with the write down of certain equity securities due to other-than-temporary impairment in value; (vi) $0.1 million pre-tax ($0.1 million after-tax) loss associated with the sale of mortgage loans; and (vii) $1.0 million pre-tax ($0.7 million after-tax) charitable trust contribution. Net income for the year ended December 31, 1999 includes the following items:
(i) $1.8 million pre-tax ($1.1 million after-tax) gain associated with the sale of mortgage loans; (ii) $0.1 million pre-tax earnings ($0.1 million after-tax) from equity method income on certain investments due to unrealized gains in underlying equity investments during the period; (iii) $1.8 million pre-tax ($1.1 million after-tax) gain associated with the sale of property; and (iv) $66,000 pre-tax ($43,000 after-tax) loss associated with the write down of certain equity securities due to other-than-temporary impairment in value. Refer to TABLE TWO for detail of other items included in earnings.

NET INTEREST INCOME

         For the year ended December 31, 2000, net interest income was $107.9 million, an increase of 3.8 percent from net interest income of $104.0 million in 1999. The increase is attributable to an increase in average interest earning assets of $158.8 million from $2.4 billion during 1999 to $2.6 billion during 2000. The net interest margin (tax adjusted net interest income divided by average interest earning assets) decreased to 4.26 percent in 2000 from 4.37 percent in 1999.

         The average yield on interest-earning assets was 8.46 percent in 2000 compared to 8.11 percent in 1999. The average rate paid on interest-bearing liabilities was 4.94 percent in 2000, compared to 4.47 percent in 1999. The average yield earned on loans was 8.89 percent in 2000, compared to 8.66 percent in 1999. The average rate paid on interest-bearing deposits was 4.61 percent in 2000, from 4.20 percent in 1999. The increases in the average yields and average rates for 2000 compared to 1999, resulted from the increase in the average prime rate during 2000, from 8.02 percent in 1999 to 9.23 percent in 2000.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for 2000 was $7.6 million compared to $5.0 million in 1999. The increase in the provision was due to: (i) loan growth, primarily in the commercial portfolio; (ii) increases in net charge-offs due to the effect of higher interest rates and slower economic growth on some customers within the portfolio; and (iii) increases in nonperforming assets.

NONINTEREST INCOME

         Noninterest income was $30.6 million in 2000 compared to $28.8 million in 1999, for an increase of 6.3 percent. The increase was primarily due to increases in service charge income resulting from applying FCB's service charge rates to Carolina First deposit accounts subsequent to the merger, as well as continued growth of First Charter Insurance Services. Noninterest income was also impacted by the other items described in TABLE TWO on page 16.

NONINTEREST EXPENSE

         Noninterest expense was $92.7 million in 2000 compared to $76.0 million in 1999. The increase was primarily attributable to restructuring charges and merger-related expenses of $16.3 million, which occurred during 2000 as well as investments in people and technology to position First Charter to better serve our existing and future clients. Noninterest expense was also impacted by the other items described in TABLE TWO on page 16.

INCOME TAX EXPENSE

         Total income tax expense for 2000 was $13.3 million versus $16.5 million in 1999. The decrease is attributable to a decrease in taxable income. The decrease in tax expense, however, was not proportionate with the decrease in income because portions of the restructuring charges and merger-related expense in 2000 were not deductible. This created an increase in the effective tax rate from 31.8 percent in 1999 to 34.9 percent in 2000.

FINANCIAL CONDITION

SUMMARY

         Total assets at December 31, 2001 and 2000 were $3.33 billion and $2.93 billion, respectively. Gross loans at December 31, 2001 and 2000 were $1.96 billion and $2.16 billion, respectively. This decrease from prior periods was due to the securitization of $167.0 million of mortgage loans in February 2001. These loans were securitized because of a change in interest rates and the resulting impact of that condition on the Corporation's interest rate risk. The securitized mortgage loans are now classified as mortgage backed securities in our available for sale portfolio. Total deposits increased $164.7 million, or 8.2 percent, to $2.16 billion at December 31, 2001 and other borrowings increased $238.5 million, or 41.8 percent, to $808.5 million at December 31, 2001. The increase in other borrowings was primarily due to increases in Federal Home Loan Bank advances principally used to fund security purchases.

INVESTMENT PORTFOLIO

         Securities available for sale are a component of the Corporation's asset-liability management strategy and may be sold in response to liquidity needs, changes in interest rates, changes in prepayment risk, and other factors. They are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income.

         All securities are classified as available for sale at December 31, 2001. As maturities, sales, or paydowns occur on securities, the proceeds are utilized to meet loan demand and to reinvest in additional securities.

         At December 31, 2001, securities available for sale were $1.08 billion or 32.3 percent of total assets, compared to $441.0 million, or 15.0 percent of total assets, at December 31, 2000. The increase in securities available for sale was due to the securitization of $167.0 million of mortgage loans in February 2001, as well as the net purchase of $469.3 million in securities available for sale made to raise the level of our interest earning assets. The carrying value of these securities was approximately $9.6 million above their amortized cost at December 31, 2001 and $3.3 million above their amortized cost at December 31, 2000. The tax equivalent average yield on the securities available for sale portfolio was 6.53 percent for 2001 and 6.72 percent for 2000. The weighted-average life of the portfolio was 4.77 years at December 31, 2001 and 6.19 years at December 31, 2000. In conjunction with the Merger, the Corporation transferred $35.3 million of Carolina First's securities classified as held to maturity to available for sale due to the significance of the impact on the Corporation's interest rate forecast as compared to Corporate policy. See NOTE FIVE of the consolidated financial statements for further details on securities.

         The following table shows, as of December 31, 2001, 2000, and 1999, the carrying value of (i) U.S. government obligations, (ii) U.S. government agency obligations, (iii) mortgage-backed securities, (iv) state and municipal obligations, and (v) equity securities.

TABLE SIX
INVESTMENT PORTFOLIO


                                                                         December 31,
                                                    --------------------------------------------------
(Dollars in thousands)                                 2001                 2000                1999
------------------------------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE
US government obligations                           $       --            $     --            $ 21,532
US government agency obligations                       288,253             158,228             285,080
Mortgage-backed securities                             655,690             153,276              56,970
State, county, and municipal obligations                87,548              94,024              88,450
Equity securities                                       45,874              35,503              34,873
------------------------------------------------------------------------------------------------------
  TOTAL                                             $1,077,365            $441,031            $486,905
======================================================================================================

SECURITIES HELD TO MATURITY
US government obligations                           $       --            $     --            $  1,996
US government agency obligations                            --                  --               7,831
Mortgage-backed securities                                  --                  --              17,668
State, county, and municipal obligations                    --                  --               8,587
------------------------------------------------------------------------------------------------------
  TOTAL                                             $       --            $     --            $ 36,082
======================================================================================================

LOAN PORTFOLIO

         Gross loans totaled $1.96 billion and $2.16 billion at December 31, 2001 and 2000, respectively. This decrease from prior periods was due primarily to the securitization of $167.0 million of mortgage loans in February 2001 as well as the effects of the slowing economy on dampened loan growth. These mortgage loans were securitized because of a change in interest rates and the resulting impact of that condition on the Corporation's interest rate risk. The securitized mortgage loans are now classified as mortgage backed securities in our available for sale portfolio. Due to changes in certain interest rates during 2000, and the resulting impact on the Corporation's interest rate risk, the Corporation sold $45.3 million in lower-yielding mortgage loans in the second quarter of 2000.

         The loan portfolio at December 31, 2001 was composed of 10.9 percent commercial, financial, and agricultural loans, 17.3 percent real estate construction loans, 65.3 percent real estate mortgage loans, and 6.5 percent installment loans. This compares to a composition of 10.0 percent commercial, financial and agricultural, 15.4 percent real estate construction, 69.5 percent real estate mortgage, and 5.1 percent installment at December 31, 2000. Approximately $14.5 million of the real estate loans at December 31, 2001 are loans for which the principal source of repayment comes from the sale of real estate. The remaining $1.6 billion of loans collateralized by real estate at December 31, 2001 are (i) other commercial loans for which the primary source of repayment is derived from the ongoing cash flow of the business and which are also collateralized by real estate - $875.5 million, (ii) home equity loans which are collateralized by real estate - $228.2 million, (iii) individual residential mortgage loans - $496.5 million, and (iv) non real estate loans which are collateralized by real estate - $25.2 million.

         The Corporation's primary market area includes the state of North Carolina, and predominately centers around the Metro region of Charlotte. At December 31, 2001, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this region. The diversity of the region's economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

         In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the consolidated financial statements. At December 31, 2001, preapproved but unused lines of credit totaled $276.1 million, loan commitments totaled $250.1 million and standby letters of credit aggregated $18.4 million. These amounts represent the Bank's exposure to credit risk, and in the opinion of management, have no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Bank will obtain collateral if it is deemed necessary based on management's credit evaluation of the borrower. Such obtained collateral varies, but may include accounts receivable, inventory, and commercial or residential real estate. Management expects that these commitments can be funded through normal operations.

         The table below summarizes loans in the classifications indicated as of December 31, 2001, 2000, 1999, 1998, and 1997.

         TABLE SEVEN
         LOAN PORTFOLIO COMPOSITION

         -----------------------------------------------------------------------------------------------------------------------
                                                                                December 31,
                                         ---------------------------------------------------------------------------------------
         (Dollars in thousands)                  2001             2000              1999              1998              1997
         -----------------------------------------------------------------------------------------------------------------------
         Commercial, financial and
          agricultural                       $   213,578       $   216,515       $   204,360       $   161,808       $   128,924
         Real estate - construction              338,705           332,474           316,794           234,916           170,182
         Real estate - mortgage                1,276,182         1,499,618         1,337,369         1,377,388         1,227,049
         Installment                             126,621           109,015           109,512           125,240           140,159
         -----------------------------------------------------------------------------------------------------------------------
            Total loans                        1,955,086         2,157,622         1,968,035         1,899,352         1,666,314
         -----------------------------------------------------------------------------------------------------------------------
         Less - allowance for loan
            losses                               (25,843)          (28,447)          (25,002)          (22,278)          (21,100)
         Unearned income                            (191)             (215)             (203)             (721)             (812)
         -----------------------------------------------------------------------------------------------------------------------
            Loans, net                       $ 1,929,052       $ 2,128,960       $ 1,942,830       $ 1,876,353       $ 1,644,402
         -----------------------------------------------------------------------------------------------------------------------

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGE IN INTEREST RATES

         Set forth in the table below are the amounts of each loan type, except installment loans and real estate mortgage loans, due in one year, after one year through five years, and after five years, at December 31, 2001. This table excludes non-accrual loans.

         TABLE EIGHT
         MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

         ---------------------------------------------------------------------------------------------
                                                                   December 31, 2001
                                                 -----------------------------------------------------
                                                   Commercial,
                                                 Financial, and      Real estate -
         (Dollars in thousands)                   Agricultural        Construction             Total
         ---------------------------------------------------------------------------------------------
         Fixed rate:
         1 year or less                            $  65,523            $  38,335            $ 103,858
         1-5 years                                     7,097               58,360               65,457
         After 5 years                                13,726               31,419               45,145
         ---------------------------------------------------------------------------------------------
             Total fixed rate                         86,346              128,114              214,460
         ---------------------------------------------------------------------------------------------
         Variable rate:
         1 year or less                                6,621              105,907              112,528
         1-5 years                                    95,357               85,276              180,633
         After 5 years                                19,470               14,601               34,071
         ---------------------------------------------------------------------------------------------
             Total variable rate                     121,448              205,784              327,232
         ---------------------------------------------------------------------------------------------
                 Total selected loans              $ 207,794            $ 333,898            $ 541,692
         ---------------------------------------------------------------------------------------------

NONPERFORMING ASSETS

         Nonperforming assets, which consist of foreclosed assets, nonaccrual loans, and restructured loans, were $31.9 million at December 31, 2001, as compared to $29.6 million at December 31, 2000. As a percentage of total assets, nonperforming assets have decreased to 0.96 percent at December 31, 2001 compared to 1.01 percent at December 31, 2000. The decrease in the percentage of nonperforming assets to total assets was primarily due to the increase in securities available for sale described in the Investment Portfolio section.

         Total nonperforming assets and loans 90 days or more past due and still accruing interest at December 31, 2001 were $32.0 million or 1.62 percent of total loans and other real estate, compared to $30.0 million or 1.37 percent of total loans and other real estate at December 31, 2000. Nonaccrual loans have decreased to $23.8 million at December 31, 2001 from $26.6 million at December 31, 2000. The decrease is primarily attributable to the transfer of one large commercial relationship from nonaccrual status to other real estate as such loan was foreclosed on during the fourth quarter of 2001 as well as one commercial relationship which was repaid. Other real estate increased to $8.0 million at December 31, 2001 from $3.0 million at December 31, 2000 due to the large commercial relationship noted above. The increase in nonaccrual loans in 2000, and the decrease in loans 90 days or more past due and still accruing interest in the same year, was attributable to the impact of higher interest rates and slower economic growth on some customers during that year. Interest income that would have been recorded on nonaccrual loans and restructured loans for the years ended December 31, 2001, 2000 and 1999, had they performed in accordance with their original terms, amounted to approximately $2.2 million, $2.3 million, and $1.0 million, respectively. Interest income on all such loans included in the results of operations for 2001, 2000 and 1999 amounted to approximately $1.0 million, $1.3 million, and $0.4 million, respectively.

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

         TABLE NINE
         NONPERFORMING AND PROBLEM ASSETS

         -----------------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                    ------------------------------------------------------------
         (Dollars in thousands)                                       2001         2000         1999          1998        1997
         -----------------------------------------------------------------------------------------------------------------------
         Nonaccrual loans                                           $ 23,824     $ 26,587     $ 10,353     $  7,190     $  6,839
         Restructured loans                                               --           --           37          577          587
         -----------------------------------------------------------------------------------------------------------------------
           Total nonperforming loans                                  23,824       26,587       10,390        7,767        7,426
         -----------------------------------------------------------------------------------------------------------------------
         Other real estate                                             8,049        2,989        2,262        3,863        4,520
         -----------------------------------------------------------------------------------------------------------------------
           Total nonperforming assets                                 31,873       29,576       12,652       11,630       11,946
         -----------------------------------------------------------------------------------------------------------------------
         Loans 90 days or more past due and
              still accruing interest                                    152          430        3,638        2,381        2,261
         -----------------------------------------------------------------------------------------------------------------------
           Total nonperforming assets and loans 90 days or
         more past due and still accruing interest                  $ 32,025     $ 30,006     $ 16,290     $ 14,011     $ 14,207
         -----------------------------------------------------------------------------------------------------------------------
         Nonperforming assets as a percentage of:
           Total assets                                                 0.96%        1.01%        0.47%        0.45%        0.52%
           Loans and other real estate                                  1.62%        1.37%        0.64%        0.61%        0.72%
         Ratio of allowance for loan losses to
           nonperforming loans                                          1.08x        1.07x        2.41x        2.87x        2.84x
         -----------------------------------------------------------------------------------------------------------------------

SUMMARY OF LOAN LOSS AND RECOVERY EXPERIENCE

         The table below presents certain data for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, including the following: (i) the average amount of net loans outstanding during the year, (ii) the allowance for loan losses at the beginning of the year, (iii) the provision for loan losses, (iv) loans charged off and recovered (v) loan charge-offs, net, (vi) the allowance for loan losses at the end of the year, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to loans at year-end.

TABLE TEN
ALLOWANCE FOR CREDIT LOSSES

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Years Ended December 31,
                                                        --------------------------------------------------------------------------
(Dollars in thousands)                                     2001              2000           1999           1998            1997
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                      $    28,447     $    25,002     $    22,278     $    21,100    $    19,453
----------------------------------------------------------------------------------------------------------------------------------
Loan charge-offs:
Commercial, financial and agricultural                        4,280           2,532             951             870            741
Real estate - construction                                       50             351              36             390             --
Real estate - mortgage                                          564             519             138             173            344
Installment                                                   2,512           1,661           1,648           1,984          1,814
----------------------------------------------------------------------------------------------------------------------------------
Total loans charged-off                                       7,406           5,063           2,773           3,417          2,899
----------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off:
Commercial, financial and agricultural                          243             623             295             305            176
Real estate - construction                                       --              --              --              76             --
Real estate - mortgage                                          169              49              72              51             71
Installment                                                     285             334             494             422            349
Other                                                            57              --              --              --             --
----------------------------------------------------------------------------------------------------------------------------------
Total recoveries of loans previously charged-off                754           1,006             861             854            596
----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                               6,652           4,057           1,912           2,563          2,303
----------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                     4,465           7,615           5,005           3,741          3,681
Adjustment for merged banks                                      --              --              --              --            269
Adjustment for loans sold and securitized                      (417)           (113)           (369)             --             --
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                    $    25,843     $    28,447     $    25,002     $    22,278    $    21,100
----------------------------------------------------------------------------------------------------------------------------------

Average loans, net                                      $ 1,990,406     $ 2,074,971     $ 1,878,509     $ 1,783,271    $ 1,517,358
Net charge-offs to average loans                               0.33%           0.20%           0.10%           0.14%          0.15%
Allowance for loan losses to
gross loans at year-end                                        1.32            1.32            1.27            1.17           1.27
----------------------------------------------------------------------------------------------------------------------------------

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

         Management currently uses several measures to assess and control the loan portfolio risk. For example, all loans over a certain dollar amount must receive an in-depth review by an analyst in the Bank's Credit Department. Any issues regarding risk assessments of those credits are addressed by the Bank's Senior Risk Managers and factored into management's decision to originate or renew the loan. Furthermore, large commitments are reviewed by both a Board of Directors Loan Committee and an Executive Loan Committee comprised of executive management, the Chief Credit Officer and senior lending officers of the Bank. The Corporation also continues to employ an independent third party risk assessment group to review the underwriting, documentation and risk grading analysis. This third party group reviews loans on a sampling basis at regular intervals throughout the year. The third party's evaluation and report is shared with Executive Management and the Loan and Audit Committees of the Bank.

         Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

         As part of the continual grading process, individual commercial loans are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in those risk assessments as determined by the outside risk assessment group, regulatory examiners or the Corporation's Risk Management Division are also considered in the allowance for loan losses analysis. Management considers certain commercial loans on nonaccrual status to be individually impaired and measures such impairment and the related allowance for loan loss based primarily upon collateral values. An estimate of an allowance is made for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan, historical loss experience and other matters related to credit risk. In the allowance for loan loss analysis process, the Bank also aggregates non-graded loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category. The Bank also considers the impact of the area, local, regional and national economies in making estimates of the allowance for loan losses.

         At December 31, 2001 the allowance for loan losses was $25.8 million or
1.32 percent of gross loans compared to $28.4 million or 1.32 percent at December 31, 2000 and $25.0 million, or 1.27 percent at December 31, 1999. During 2001 the ratio of the allowance for loan losses to gross loans increased due to the February 2001 mortgage loan securitization, which removed $417,000 of allowance for loan losses when the loans were securitized and reclassified from loans into securities available for sale. Securitized loans consisted of residential mortgage loans, which generally have a lower percentage of allocated allowance for loan losses. This increase in the ratio of the allowance for loan losses to gross loans was offset by higher net loan charge-offs associated with two large commercial relationships which were written down during the fourth quarter of 2001. These commercial loans had been identified as impaired during 2000 and had specific allocated reserves.

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

         The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories, the percentage of the allowance amount in each category to the total allowance and the percentage of the loans in each category to total loans as of December 31, 2001, 2000, 1999, 1998 and 1997.

TABLE ELEVEN
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES (1)

------------------------------------------------------------------------------------------------------------------------------------
                                                                        December 31,
                            --------------------------------------------------------------------------------------------------------
                                  2001                2000                  1999                 1998                 1997
                            --------------------------------------------------------------------------------------------------------
                                         Loan/                Loan/                Loan/                Loan/              Loan/
(Dollars in thousands)      Amount  Total Loans  Amount  Total Loans   Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial
    and agricultural        $ 4,103      11%     $ 5,465      10%     $ 4,773      10%     $ 3,322       8%     $ 2,240       8%
Real estate - construction    5,969      17        6,568      15        5,276      16        3,408      12        2,952      10
Real estate - mortgage       11,569      65       15,120      70       12,583      68       13,378      73       13,355      74
Installment                   4,202       7        1,294       5        2,370       6        2,170       7        2,553       8
------------------------------------------------------------------------------------------------------------------------------------
     Total                  $25,843     100%     $28,447     100%     $25,002     100%     $22,278     100%     $21,100     100%
------------------------------------------------------------------------------------------------------------------------------------

(1) The allowance amounts assigned to each category of loans represent the historical loss experience of the loans adjusted for current economic events or conditions.

DEPOSITS

         TABLE THREE provides information on the average amounts of deposits and the rates paid by deposit category. Total deposits at December 31, 2001 were $2.16 billion, an 8.2 percent increase from December 31, 2000. Insured money market accounts increased $42.3 million or 17.3 percent, demand deposits increased $45.5 million or 9.1 percent, and certificates of deposit increased $87.4 million or 7.7 percent, while savings deposits decreased $10.5 million or
8.6 percent. Increases in money market and certificates of deposit were due to marketing campaigns directed toward packaging and promoting these accounts more effectively, as well as the purchase of $57.6 million of brokered certificates of deposits used as a funding source. The reduction in savings deposits was due to the Corporation reducing the interest rates paid on these accounts which encouraged migration to other deposit account types. See NOTE TEN of the consolidated financial statements for further details on deposits.

OTHER BORROWINGS

         Other borrowings increased $238.5 million during the year, to $808.5 million at December 31, 2001, from $570.0 million at December 31, 2000. The components of this increase consisted primarily of an increase of $183.7 million in FHLB advances and an increase of $54.8 million in short term borrowings consisting primarily of federal funds purchased and securities sold under agreements to repurchase. These borrowings were principally used to fund securities purchases.

         The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and Federal Home Loan Bank of Atlanta ("FHLB") borrowings for the years ended December 31, 2001, 2000 and 1999.

         Table Twelve
         Other Borrowings

         --------------------------------------------------------------------------------------------------
         (Dollars in thousands)                                  2001              2000              1999
         --------------------------------------------------------------------------------------------------
         Federal funds purchased, securities
           sold under agreements to repurchase,
           FHLB and other borrowings:
                  Balance as of December 31                  $  808,512        $  570,024        $  542,021
                  Average balance                               652,298           556,859           447,633
                  Maximum outstanding at
                     any month end                              808,512           627,916           633,519
                  Interest rate as of December 31                  3.84%             5.98%             5.18%
                  Average interest rate                            4.85%             5.94%             5.41%
         --------------------------------------------------------------------------------------------------

         At December 31, 2001, FCB had one available line of credit with the FHLB totaling $736.8 million with approximately $639.4 million outstanding. The outstanding amounts consisted of $156.0 million maturing in 2002, $30.0 million maturing in 2003, $25.0 million maturing in 2004, $65.0 million in 2006, $76.0 million maturing in 2009, $107.0 million maturing in 2010 and $180.4 million maturing in 2011. In addition, the FHLB requires banks to pledge collateral to secure the advances as described in the line of credit agreement. The collateral consists of FHLB stock and qualifying 1-4 family residential mortgage loans.

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

         The Corporation's primary source of funding is from customer deposits, loan repayments, and securities available for sale. If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At December 31, 2001, the Bank had an available line of credit with the FHLB totaling $736.8 million with $97.4 million available. At December 31, 2001, FCB also had federal funds back-up lines of credit totaling $50.0 million, of which there were no amounts outstanding. At December 31, 2001, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstandings of $16.9 million.

         The Corporation's other borrowings capacity is limited to 30 percent of earning assets. At December 31, 2001, earning assets totaled $3.04 billion, which translated to a borrowing capacity of approximately $912.0 million.

         Another source of liquidity is the securities available for sale portfolio. See "FINANCIAL CONDITION - Investment Portfolio" for a further discussion. Management believes the Bank's sources of liquidity are adequate to meet loan demand, operating needs and deposit withdrawal requirements.

         The Corporation has obligations under existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. The Corporation anticipates refinancing during 2002 any contractual obligations that are due in less than one year.

Table Thirteen
Contractual Obligations
As of December 31, 2001

----------------------------------------------------------------------------------------------------------------------------
                                                                   Payments Due by Period
                                                                   ----------------------
                                                 Less than
(Dollars in thousands)                            1 year         1-3 Years       4-5 Years     Over 5 Years         Total
----------------------------------------------------------------------------------------------------------------------------
Other borrowings                               $   355,182       $  25,080       $  65,080       $ 363,170       $   808,512
Lease obligations                                      114           4,590           2,134           1,400             8,238
Equity method investees funding (1)                    925              --              --              --               925
Deposits (2)                                     1,944,639         179,565          37,623           1,118         2,162,945
----------------------------------------------------------------------------------------------------------------------------
  Total Contractual Cash Obligations           $ 2,300,860       $ 209,235       $ 104,837       $ 365,688       $ 2,980,620
----------------------------------------------------------------------------------------------------------------------------

(1) Equity method investee funding is not related to the expected equity investment loss detailed in Note Twenty.
(2) Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

ASSET-LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

         The primary objective of the Corporation's asset-liability management strategy is to reduce the risk of a significant decrease in net interest income caused by interest rate changes without unduly penalizing current earnings. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. This model is updated monthly and is based on a range of interest rate scenarios. Under the Corporation's policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Management believes this method more accurately measures interest rate risk. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk would positively impact net interest income by approximately 1.50 percent of net interest income at December 31, 2001. Assuming a 150 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk would negatively impact net interest income by approximately 1.68 percent of net interest income at December 31, 2001. Both scenarios are within Management's acceptable range.

         In an effort to increase earning assets during 2001, the Corporation added $636.3 million in securities available for sale to minimize the effects on net interest income of the 475 basis point decrease in interest rates and dampened loan demand due to the 2001 slowing economic environment. This action increased the securities available for sale balance to $1.08 billion at December 31, 2001 from $441.0 million at December 31, 2000.

         From time to time, the Corporation may use derivative financial instruments including futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. At December 31, 2001, the Corporation had no such derivative financial instruments. Refer to NOTES ONE AND SIX to consolidated financial statements and RESULTS OF OPERATIONS for a discussion of the Corporation's use of written over-the-counter covered call options during 2001. The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

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

         The following table presents aggregated information about commitments of the Corporation which could impact future periods.

TABLE FOURTEEN
COMMITMENTS
As of December 31, 2001

--------------------------------------------------------------------------------------------------------------
                                                    Amount of Commitment Expiration Per Period
                                                    ------------------------------------------
                                     Less than                                                   Total Amounts
(Dollars in thousands)                 1 year        1-3 Years      4-5 Years     Over 5 Years     Committed
--------------------------------------------------------------------------------------------------------------
Lines of Credit                      $  82,291       $  2,024       $  4,461       $ 187,284       $ 276,060
Standby Letters of Credit               17,940            495             --              --          18,435
Loan Commitments                       174,876         44,632         22,650           7,934         250,092
--------------------------------------------------------------------------------------------------------------
  Total Commitments                  $ 275,107       $ 47,151       $ 27,111       $ 195,218       $ 544,587
--------------------------------------------------------------------------------------------------------------

         The following table presents the Corporation's interest sensitivity analysis for December 31, 2001 and sets forth at various maturity periods the cumulative interest sensitivity gap, which is the difference between rate sensitive assets and rate sensitive liabilities for assets and liabilities that management considers rate sensitive. The mortgage-backed securities are shown at their weighted average expected life obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at December 31, 2001. Demand deposits, money market accounts and certain savings deposits are presented in the earliest repricing window because the rates are subject to immediate repricing. At December 31, 2001 total rate sensitive liabilities due within one year were $2.02 billion compared to rate sensitive assets of $1.22 billion, for a negative one-year cumulative gap of approximately $805.1 million. As a result, increases in interest rates in future periods may have the impact of reducing net interest income. As part of the Corporation's asset-liability management strategy, the Corporation has preliminarily decided to restructure the securities available for sale portfolio by selling a portion of the securities portfolio with longer term maturities and replacing such securities with securities having shorter term maturities. If the Corporation takes the actions described above during the first quarter of 2002, it is expected that the Corporation would realize a gain in the range of $2.5 million to $3.0 million.

         Interest sensitivity of the Corporation's balance sheet as of a specific date is not necessarily indicative of the Corporation's position on other dates.

TABLE FIFTEEN
INTEREST RATE SENSITIVITY
As of December 31, 2001

-----------------------------------------------------------------------------------------------------------------------------
                                                          Due after 1    Due after 5
                                         Due in 1 year     through 5      through 10     Due after      Non-
(Dollars in thousands)                      or less          years          years         10 years   Sensitive(1)     Total
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Interest-bearing due
  from banks                             $    38,331       $       --      $     --      $     --     $     --     $   38,331
Fed funds sold                                 1,161               --            --            --           --          1,161
Securities available for sale, at
  amortized cost:                             12,636          558,155       432,748        19,564       44,684      1,067,787
Loans                                      1,165,864          564,053       140,844        58,291           --      1,929,052
-----------------------------------------------------------------------------------------------------------------------------
    Total earning assets                   1,217,992        1,122,208       573,592        77,855       44,684      3,036,331
-----------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing deposits:
  Demand deposits                            266,667               --            --            --           --        266,667
  Money market accounts                      286,653               --            --            --           --        286,653
  Savings deposits                           102,054            9,620            --            --           --        111,674
  Other time deposits                      1,012,566          207,568         1,118            --           --      1,221,252
Other borrowings                             355,182           90,160       363,170            --           --        808,512
-----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                          2,023,122          307,348       364,288            --           --      2,694,758
-----------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                 $  (805,130)      $  814,860      $209,304      $ 77,855     $ 44,684     $  341,573
-----------------------------------------------------------------------------------------------------------------------------
Cumulative gap                           $  (805,130)      $    9,730      $219,034      $296,889     $341,573     $  341,573
-----------------------------------------------------------------------------------------------------------------------------
Ratio of earning assets to interest-
  bearing liabilities                          60.20%          365.13%       157.46%          N/A          N/A         112.68%
-----------------------------------------------------------------------------------------------------------------------------

(1) Represents equity securities which have no stated maturity and are presented for illustrative purposes only.

CAPITAL RESOURCES

         At December 31, 2001, total shareholders' equity at December 31, 2001 was $309.3 million unchanged from December 31, 2000. Cash dividends declared per share in 2001 by the Corporation were $0.72 compared to $0.70 in 2000.

         The principal asset of the Corporation is its investment in the Bank. Thus, the Corporation derives its principal source of income through dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the Bank to the Corporation and the amount of dividends which can be paid to the Corporation. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice. At December 31, 2001, the Bank is required to obtain prior regulatory approval for payments of dividends. See NOTE EIGHTEEN of notes to consolidated financial statements.

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

         The Bank also has similar regulatory capital requirements imposed by the OCC. See NOTE NINETEEN of notes to consolidated financial statements for additional discussion of requirements.

         At December 31, 2001, both the Corporation and the Bank were in compliance with all existing capital requirements. The Corporation's consolidated capital requirements are summarized in the table below:

TABLE SIXTEEN
CAPITAL RATIOS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Risk-Based Capital
                                                                -------------------------------------------------------------------
                                 Leverage Capital                     Tier 1 Capital                      Total Capital
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)       Amount         Percentage (1)       Amount        Percentage (2)         Amount         Percentage (2)
-----------------------------------------------------------------------------------------------------------------------------------
Actual                     $ 284,107            8.80%          $ 284,107            12.80%          $ 310,485            13.99%
Required                     129,096            4.00              88,773             4.00             177,546             8.00
Excess                       155,011            4.80             195,334             8.80             132,939             5.99

         (1) Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3.00 percent to 5.00 percent, depending on the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirement applicable to it.
         (2)      Percentage of risk-weighted assets.

         On April 27, 2001, the Corporation's Board of Directors authorized the repurchase of up to 1 million shares of the Corporation's common stock. Through December 31, 2001, the Corporation had repurchased all shares of its common stock authorized in open market transactions at an average per-share price of approximately $17.96, subject to adjustment as discussed below, which reduced shareholders' equity by $18.0 million. On December 21, 2001, the Corporation entered into a share repurchase agreement with a third party for the final 493,000 shares repurchased according to this authorization. The transaction will be settled with the counterparty during the second quarter of 2002 based on the average of the Corporation's stock price during the term of the agreement. The Corporation has structured the agreement so as to account for the repurchase as equity in accordance with Emerging Issues Task Force (EITF) 00-19. Fluctuations in the value of the Corporation's common stock will not be recognized in the Corporation's consolidated financial statements. The earnings per share calculation assumes that this transaction will settle in shares, so the diluted earnings per share calculations during the period the agreement is outstanding are impacted in that the potential common shares that could be issued will be included in diluted average shares outstanding.

         On January 23, 2002, the Corporation's Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation's common stock.

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

         In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140 (SFAS No. 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement 125", which revises the criteria for accounting for securitizations and other transfers of financial assets and collateral, and introduces new disclosures. The enhanced disclosure requirements were effective for year-end 2000. The other provisions of SFAS No. 140 apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Accordingly, the Corporation adopted SFAS No. 140 on April 1, 2001. The impact to the Corporation upon adoption was not significant.

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

         The Corporation was required to adopt the provisions of SFAS 141 as of June 30, 2001 and will adopt SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June

30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to SFAS
142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in 2001 prior to the adoption of SFAS 142 on January 1, 2002.

         SFAS 141 requires, upon adoption of SFAS 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Corporation will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, any intangible asset classified as goodwill under SFAS 142 will be subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle.

         As of December 31, 2001, the Corporation had intangible assets totaling $19.2 million. Management has evaluated the Corporation's existing intangible assets and goodwill and made appropriate reclassifications in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill, as further described below.

         The Corporation has determined that upon adoption of SFAS 142 on January 1, 2002, the Corporation had $6.0 million of goodwill that will no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during the years ended December 31, 2001, 2000 and 1999 was $440,000, $363,000 and $203,000, respectively. In accordance with SFAS 142, the Corporation will perform a transitional impairment test of this goodwill in the first six months of 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter.

         At December 31, 2001, the Corporation also had approximately $709,000 of identified intangible assets (primarily book of business agreements and noncompete agreements) which will continue to be amortized over their useful lives (which range from 3 to 15 years) in accordance with SFAS 142. The amortization expense associated with these identified intangible assets during the years ended December 31, 2001, 2000 and 1999 was $263,000, $277,000, and
$163,000, respectively, and is expected to be $254,000 for 2002.

         The remaining intangible assets, totaling $12.4 million at December 31, 2001, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (SFAS 72), "Accounting for Certain Acquisitions of Banking and Thrift Institutions." SFAS 72, which was not amended by SFAS 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives (generally 10 to 15 years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate. The amortization expense associated with these branches was $1.2 million, $506,000, and $588,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is expected to be $1.1 million for the year ending December 31, 2002.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The Corporation also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after

June 15, 2002. At this time, the Corporation is assessing the impact of SFAS No. 143 on its financial condition and results of operations.

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for fiscal years beginning after December 15, 2001. The Corporation does not expect adoption of this statement to have a material effect on its consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain information called for by Item 7A is set forth in Item 7 under the caption "Asset-Liability Management and Interest Rate Sensitivity" on page 31 and is incorporated herein by reference. The following table presents information concerning market risk sensitive instruments at December 31, 2001:

TABLE SEVENTEEN
MARKET RISK

----------------------------------------------------------------------------------------------------------------------------------
December 31, 2001
                                                                                      Expected Maturity
                                                       ---------------------------------------------------------------------------
                                                                                                                           After
(Dollars in thousands)                   Total            2002          2003        2004         2005         2006         2006
----------------------------------------------------------------------------------------------------------------------------------
Assets
Debt securites
  Fixed rate
  Book value                           $  983,321      $  133,432     $128,349     $140,357     $122,198     $199,841     $259,144
  Weighted average effective yield           6.02%
  Fair value                           $  990,104
  Variable rate
  Book value                           $   39,782          20,016       19,646          120           --           --           --
  Weighted average effective yield           6.66%
  Fair value                           $   41,387
Loans
  Fixed rate
  Book value                           $1,130,459         234,975      177,602      176,815      129,883       61,189      349,995
  Weighted average effective yield           7.37%
  Fair value                           $1,166,034
  Variable rate
  Book value                           $  798,593         392,413      111,471       83,412       99,987       93,273       18,037
  Weighted average effective yield           5.65%
  Fair value                           $  794,498

Liabilities
Deposits
  Fixed rate
  Book value                           $1,221,252       1,012,566      130,048       39,897        8,897       28,726        1,118
  Weighted average effective yield           4.19%
  Fair value                           $1,227,845
  Variable rate
  Book value                           $  664,995         656,102        8,697          196           --           --           --
  Weighted average effective yield           1.19%
  Fair value                           $  664,581
Other borrowings
  Fixed rate
  Book value                           $  607,512         154,182           40       25,040           40       65,040      363,170
  Weighted average effective yield           4.25%
  Fair value                           $  618,891
  Variable rate
  Book value                           $  201,000         156,000       30,000       15,000           --           --           --
  Weighted average effective yield           2.38%
  Fair value                           $  201,044

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Charter Corporation

We have audited the accompanying consolidated balance sheets of First Charter Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Charter Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                      /s/ KPMG LLP
                                                     ---------------------
Charlotte, North Carolina
January 15, 2002, except for Note 20,
which is as of February 28, 2002

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31       December 31
                                                                                          2001             2000
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share data)
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                              $    134,084      $     71,196
Federal funds sold                                                                          1,161             1,015
Interest bearing bank deposits                                                              6,220           122,461
-------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                               141,465           194,672
-------------------------------------------------------------------------------------------------------------------
Securities available for sale (cost of $1,067,787 at December 31, 2001 and
  $437,684 at December 31, 2000; carrying amount of pledged collateral
  at December 31, 2001, $138,541)                                                       1,077,365           441,031
Loans                                                                                   1,955,086         2,157,622
 Less: Unearned income                                                                       (191)             (215)
       Allowance for loan losses                                                          (25,843)          (28,447)
-------------------------------------------------------------------------------------------------------------------
  Loans, net                                                                            1,929,052         2,128,960
-------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                96,976            76,666
Other assets                                                                               87,879            90,870
-------------------------------------------------------------------------------------------------------------------
    Total assets                                                                     $  3,332,737      $  2,932,199
-------------------------------------------------------------------------------------------------------------------

Liabilities:
Deposits, domestic:
  Noninterest bearing demand                                                         $    276,699      $    242,983
  Interest bearing                                                                      1,886,246         1,755,251
-------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                      2,162,945         1,998,234
-------------------------------------------------------------------------------------------------------------------
Other borrowings                                                                          808,512           570,024
Other liabilities                                                                          51,939            54,654
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                   3,023,396         2,622,912
-------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred stock -  no par value; authorized 2,000,000 shares; no shares
  issued and outstanding                                                                       --                --
Common stock - no par value; authorized 100,000,000 shares;
  issued and outstanding 30,742,532 and 31,601,263 shares                                 135,167           151,486
Common stock held in Rabbi Trust for deferred compensation                                   (388)               --
Deferred compensation payable in common stock                                                 388                --
Retained earnings                                                                         168,334           155,762
Accumulated other comprehensive income:
  Unrealized gains on securities available for sale, net                                    5,840             2,039
-------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                             309,341           309,287
-------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                       $  3,332,737      $  2,932,199
-------------------------------------------------------------------------------------------------------------------

       See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Years Ended December 31
                                                                 --------------------------------------------------
(Dollars in thousands, except share and per share data)               2001               2000               1999
-------------------------------------------------------------------------------------------------------------------
Interest income:
Loans                                                            $     158,985      $     184,035      $    162,490
Federal funds sold                                                          75                250               501
Interest bearing bank deposits                                             399                224               314
Securities                                                              55,817             31,634            30,966
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                                215,276            216,143           194,271
-------------------------------------------------------------------------------------------------------------------
Interest expense:
Deposits                                                                78,252             75,263            66,101
Federal funds purchased and securities
  sold under agreements to repurchase                                    5,034              6,620             4,119
Federal Home Loan Bank and other borrowings                             26,626             26,431            20,079
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                               109,912            108,314            90,299
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                    105,364            107,829           103,972
Provision for loan losses                                                4,465              7,615             5,005
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    100,899            100,214            98,967

Noninterest income:
Service charges on deposit accounts                                     13,848             11,187             9,042
Financial management income                                              2,323              2,819             2,564
Gain (loss) on sale of securities                                        2,399             (4,303)              919
(Loss) gain on sale of loans                                                --                (99)            1,757
Gain on sale of property                                                   416              2,788             1,752
(Loss) income from equity method investees                                (442)             4,580               138
Mortgage loan fees                                                       2,643              1,001               688
Brokerage services income                                                1,746              1,543               447
Insurance services income                                                7,681              6,805             2,741
Trading gains                                                            2,592                 --                --
Other                                                                    5,567              4,345             8,747
-------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                              38,773             30,666            28,795
-------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                                          44,719             40,942            39,314
Occupancy and equipment                                                 14,607             12,342            11,533
Data processing                                                          2,956              2,380             2,957
Advertising                                                              2,363              3,390             2,938
Postage and supplies                                                     4,820              4,379             4,181
Professional services                                                    6,727              3,760             4,036
Telephone                                                                1,396              1,425             1,290
Restructuring charges and merger-related                                    --             16,250                --
Other                                                                    9,991              7,859             9,742
-------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                             87,579             92,727            75,991
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              52,093             38,153            51,771
Income taxes                                                            16,768             13,312            16,480
-------------------------------------------------------------------------------------------------------------------
Net income                                                       $      35,325      $      24,841      $     35,291
-------------------------------------------------------------------------------------------------------------------

Net income per share:
  Basic                                                          $        1.12      $        0.79      $       1.12
  Diluted                                                        $        1.12      $        0.79      $       1.11
Weighted average shares:
  Basic                                                             31,480,109         31,435,342        31,504,746
  Diluted                                                           31,660,985         31,580,328        31,772,060

          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
                                                                                       Common Stock
                                                                                       held in Rabbi    Deferred
                                                               Common Stock              Trust for    Compensation
                                                      ----------------------------      Deferred       Payable in    Retained
(Dollars in thousands, except share data)               Shares            Amount       Compensation   Common Stock    Earnings
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                            32,007,898        $  168,904        $   --        $  --       $  130,736
Comprehensive income:
  Net income                                                  --                --            --           --           35,291
  Unrealized loss on securities available
    for sale, net                                             --                --            --           --               --
    Total comprehensive income
Cash dividends                                                --                --            --           --          (14,812)
Stock options exercised and Dividend
  Reinvestment Plan stock issued                         204,831             1,041            --           --               --
Shares issued in connection with
  business acquisition                                    68,551             1,273            --           --               --
Purchase and retirement of common stock               (1,180,970)          (24,780)           --           --               --
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                            31,100,310           146,438            --           --          151,215
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                  --                --            --           --           24,841
  Unrealized gain on securities available
    for sale, net                                             --                --            --           --               --
    Total comprehensive income
Cash dividends                                                --                --            --           --          (20,294)
Stock options exercised and Dividend
  Reinvestment Plan stock issued                         380,680             3,050            --           --               --
Shares issued in connection with
  business acquisition                                   122,263             2,025            --           --               --
Purchase and retirement of common stock                   (1,990)              (27)           --           --               --
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                            31,601,263           151,486            --           --          155,762
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                  --                --            --           --           35,325
  Unrealized gain on securities available
    for sale, net                                             --                --            --           --               --
    Total comprehensive income
Common stock purchased by Rabbi Trust
  for deferred compensation                                   --                --          (388)          --               --
Deferred compensation payable
  in common stock                                             --                --            --          388               --
Cash dividends                                                --                --            --           --          (22,753)
Stock options exercised and Dividend
  Reinvestment Plan stock issued                         141,269             1,643            --           --               --
Purchase and retirement of common stock               (1,000,000)          (17,962)           --           --               --
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                            30,742,532        $  135,167        $ (388)       $ 388       $  168,334
------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------
                                                   Accumulated
                                                       Other
                                                   Comprehensive
(Dollars in thousands, except share data)          Income (Loss)    Total
---------------------------------------------------------------------------
Balance, December 31, 1998                            $ 6,535      $306,175
Comprehensive income:
  Net income                                               --        35,291
  Unrealized loss on securities available
    for sale, net                                     (13,920)      (13,920)
                                                                   --------
    Total comprehensive income                                       21,371
Cash dividends                                             --       (14,812)
Stock options exercised and Dividend
  Reinvestment Plan stock issued                           --         1,041
Shares issued in connection with
  business acquisition                                     --         1,273
Purchase and retirement of common stock                    --       (24,780)
---------------------------------------------------------------------------
Balance, December 31, 1999                             (7,385)      290,268
---------------------------------------------------------------------------
Comprehensive income:
  Net income                                               --        24,841
  Unrealized gain on securities available
    for sale, net                                       9,424         9,424
                                                                    -------
    Total comprehensive income                                       34,265
Cash dividends                                             --       (20,294)
Stock options exercised and Dividend
  Reinvestment Plan stock issued                           --         3,050
Shares issued in connection with
  business acquisition                                     --         2,025
Purchase and retirement of common stock                    --           (27)
---------------------------------------------------------------------------
Balance, December 31, 2000                              2,039       309,287
---------------------------------------------------------------------------
Comprehensive income:
  Net income                                               --        35,325
  Unrealized gain on securities available
    for sale, net                                       3,801         3,801
                                                                     ------
    Total comprehensive income                                       39,126
Common stock purchased by Rabbi Trust
  for deferred compensation                                --          (388)
Deferred compensation payable
  in common stock                                          --           388
Cash dividends                                             --       (22,753)
Stock options exercised and Dividend
  Reinvestment Plan stock issued                           --         1,643
Purchase and retirement of common stock                    --       (17,962)
---------------------------------------------------------------------------
Balance, December 31, 2001                            $ 5,840      $309,341
---------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                        2001            2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $     35,325       $ 24,841    $  35,291
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                    4,465          7,615        5,005
    Depreciation                                                                                 8,025          6,407        6,869
    Premium amortization and discount accretion, net                                              (615)           (17)          73
    Net (gain) loss on securities available for sale transactions                               (2,399)         4,303         (919)
    Net (gain) loss on sale of other real estate                                                   (10)            87         (640)
    Net gain on sale of property                                                                  (416)        (2,788)      (1,752)
    Loss (income) from equity method investees                                                     442         (4,580)        (138)
    Net loss (gain) on sale of mortgage loans                                                       --             99       (1,757)
    Net loss (gain) on sale of premises and equipment                                               11             17       (1,781)
    Origination of mortgage loans held for sale                                               (203,231)       (44,351)     (55,911)
    Proceeds from sale of mortgage loans held for sale                                         200,961         85,476       65,683
    Decrease (increase) in other assets                                                          4,093        (16,752)       7,350
    (Decrease) increase in other liabilities                                                    (1,654)        23,217         (944)
-----------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                               44,997         83,574       56,429
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                           549,402        212,086       68,017
Proceeds from maturities of securities available for sale                                      245,081         71,927      113,710
Purchase of securities available for sale                                                   (1,254,580)      (190,716)    (206,946)
Proceeds from issuer calls and maturities of securities held to maturity                            --            758        7,819
Purchase of securities held to maturity                                                             --             --      (13,985)
Net decrease (increase) in loans                                                                22,466       (229,914)    (226,576)
Proceeds from sale of loans                                                                         --             --      144,855
Proceeds from sales of other real estate                                                         3,205          2,402        3,948
Net purchases of premises and equipment                                                        (28,345)       (27,688)     (16,466)
Acquisition of businesses, net of cash paid                                                        439         70,429           --
-----------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                                 (462,332)       (90,716)    (125,624)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, money market and savings accounts                            77,311       (132,185)      58,808
Net increase (decrease) in certificates of deposit                                              87,400        225,599      (17,953)
Net increase in securities sold under repurchase agreements and other borrowings               238,489         28,003       61,001
Purchase and retirement of common stock                                                        (17,962)           (27)     (24,780)
Proceeds from issuance of common stock                                                           1,643          3,050        1,041
Dividends paid                                                                                 (22,753)       (20,294)     (14,812)
-----------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                              364,128        104,146       63,305
-----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                           (53,207)        97,004       (5,890)
Cash and cash equivalents at beginning of period                                               194,672         97,668      103,558
-----------------------------------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $    141,465      $ 194,672    $  97,668
===================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                                    $    110,860      $ 104,180    $  88,096
Cash paid for income taxes                                                                       4,254          4,455       10,043
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Transfer of loans and premises and equipment to other real estate owned                          8,255          4,516        3,466
Unrealized gain (loss) on securities available for sale
    (net of tax effect of $2,430, $6,025 and $(9,232) for the years ended
    December 31, 2001, 2000, and 1999, respectively)                                             3,801          9,424      (13,920)
Issuance of common stock for business acquisitions                                                  --          2,025        1,273
Loans securitized and retained in the available for sale portfolio                             166,992             --           --
Transfer of loans in portfolio to held for sale                                                     --         45,252      147,555
Transfer of securities held to maturity to available for sale in connection
    with business combination                                                                       --         35,324           --

          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


NOTE ONE -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a description of the more significant accounting and reporting policies which First Charter Corporation (the "Corporation") and its subsidiary, First Charter Bank ("FCB" or the "Bank"), follow in preparing and presenting their consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation and Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, FCB. In addition, through First Charter Brokerage Services, a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates six other subsidiaries: First Charter Insurance Services, Inc., First Charter of Virginia Realty Investments, Inc., First Charter Realty Investments, Inc., FCB Real Estate, Inc., First Charter Real Estate Holding, LLC., and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter of Virginia Realty Investments, Inc. is a Virginia corporation engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc. a Delaware real estate investment trust. FCB Real Estate, Inc. is a North Carolina real estate investment trust and First Charter Real Estate Holdings, LLC is a North Carolina limited liability company. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB. In consolidation, all significant intercompany accounts and transactions have been eliminated.

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

         Reclassifications of certain amounts in the previously issued consolidated financial statements have been made to conform to the financial statement presentation for 2001. Such reclassifications had no effect on the net income or shareholders' equity of the combined entity as previously reported.

Business

         The Bank, either directly or through its subsidiaries, provides businesses and individuals a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs. The Bank is a regional financial services company operating 52 financial centers, five insurance offices, one mortgage origination office and 99 ATMs located in 17 counties throughout North Carolina. Further, FCB recently opened one mortgage origination office in Virginia.

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

Securities

         The Corporation classifies securities as trading, available-for-sale or held-to-maturity based on management's intent at the date of purchase. At December 31, 2001, substantially all of the Corporation's securities are categorized as available-for-sale and, accordingly, are reported at fair value, based on quoted market prices, with any unrealized gains or losses, net of taxes, reflected as an element of accumulated other comprehensive income. The Corporation intends to hold these available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, changes in the liquidity needs of the Bank, and other factors. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down treated as a component of securities available for sale transactions, net in the consolidated statement of income. Securities that the Corporation has the positive intent and ability to hold to maturity would be classified as held to maturity and reported at cost. As more fully discussed in NOTE THIRTEEN, the Corporation had a nominal amount of trading assets at December 31, 2001, which are carried at fair value. These trading assets are held for possible resale in the near term and changes in their fair value are reflected in the statement of income. The fair value of trading account assets is based on quoted market prices.

         Gains and losses on sales of securities are recognized when realized on the trade date on a specific identification basis. Premiums and discounts are amortized into interest income using a level yield method.

Loans

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

         Allowances for loan losses related to loans that are identified as impaired in accordance with the impairment policy set forth above are based on discounted cash flows using the loans' initial interest rates or the fair value of the collateral if the loans are collateral dependent. Large groups of smaller-balance, homogenous loans that are collectively evaluated for impairment (residential mortgage, consumer installment, and certain commercial loans) are excluded from this impairment evaluation and their allowance is calculated in accordance with the allowance for loan losses policy discussed above.

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

Derivative Instruments

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

         The Corporation evaluates the impact of SFAS No. 133 on all new products introduced, contracts negotiated, and transactions contemplated to determine whether a derivative exists and its financial impact. As of December 31, 2001, the Corporation had no derivative instruments outstanding that are required to be accounted for in accordance with SFAS No. 133. During 2001, the Corporation recognized $2.6 million on premiums on written over-the-counter covered call options on fixed income securities.

Servicing Rights

         In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140 (SFAS No. 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a replacement of FASB Statement 125", which revises the criteria for accounting for securitizations and other transfers of financial assets and collateral, and introduces new disclosures. The enhanced disclosure requirements were effective for year-end 2000. The other provisions of SFAS No. 140 apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Accordingly, the Corporation adopted SFAS No. 140 on April 1, 2001. The impact to the Corporation upon adoption was not significant.

         Servicing rights are capitalized when mortgage loans are either securitized or sold. The cost of servicing rights is amortized in proportion to and over the estimated period of net servicing revenues.

         The carrying value and aggregate estimated fair value of mortgage servicing rights at December 31, 2001 was $3.0 million and $3.2 million, respectively, compared to a carrying value and estimated fair value of $1.7 million and $2.1 million at December 31, 2000. Servicing rights are periodically evaluated for impairment based on their fair value. This fair value is estimated based on market prices for similar assets and on the discounted estimated present value of future net cash flows based on market consensus loan prepayment estimates, historical prepayment rates, interest rates and other economic factors. For purposes of impairment evaluation, the servicing assets are stratified based on predominant risk characteristics of the underlying loans, including loan type (conventional or government) and note rate. At December 31, 2001, the Corporation had a valuation allowance of $263,000 related to its servicing rights. No valuation allowance was required at December 31, 2000 or 1999.

     The following is an analysis of capitalized mortgage servicing rights included in other assets in the consolidated balance sheets:


                                                                                    Capitalized Mortgage
                                                                                       Servicing Rights
         --------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)                                          2001                2000                1999
         --------------------------------------------------------------------------------------------------------------
         Balance, January 1,                                          $  1,659             $  1,536             $    --
               Servicing rights capitalized                              2,472                  443               1,728
               Amortization expense                                       (840)                (320)               (192)
               Change in valuation allowance                              (263)                  --                  --
         --------------------------------------------------------------------------------------------------------------
         Balance, December 31,                                        $  3,028             $  1,659             $ 1,536
         ==============================================================================================================

Loan Fees and Costs

         Nonrefundable loan fees and certain direct costs associated with originating or acquiring loans are deferred and recognized over the contractual life of the related loans as an adjustment to interest income.

Premises and Equipment

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

Foreclosed Properties

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

Intangible Assets

         Identifiable intangibles and goodwill arising from business/financial center acquisitions result from the Corporation paying amounts in excess of fair value for the net assets acquired. Through December 31, 2001, intangible assets are amortized on a straight-line basis over periods up to 15 years.

         The Corporation adopted effective June 30, 2001, the provisions of Statement of Financial Accounting Standards No. 141 (SFAS No. 141) "Business Combinations" and will adopt effective January 1, 2002, Statement of Financial Accounting Standards No. 142 (SFAS No. 142) "Goodwill and Other Intangible Assets." SFAS 141 requires, upon adoption of SFAS 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Corporation will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, any intangible asset classified as goodwill under SFAS 142 will be subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle.

         As of December 31, 2001, the Corporation had intangible assets totaling $19.2 million. Management has evaluated the Corporation's existing intangible assets and goodwill and will make appropriate reclassifications on January 1, 2002, in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill, as further described below.

         The Corporation has determined that upon adoption of SFAS 142 on January 1, 2002, the Corporation had $6.0 million of goodwill that will no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during the years ended December 31, 2001, 2000 and 1999 was $441,000, $363,000 and $203,000, respectively. In accordance with SFAS 142, the Corporation will perform a transitional impairment test of this goodwill in the first six months of 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter.

         At December 31, 2001, the Corporation also had approximately $709,000 of identified intangible assets (primarily book of business agreements and noncompete agreements) which will continue to be amortized over their useful lives (which range from 3 to 15 years) in accordance with SFAS 142. The amortization expense associated with these identified intangible assets during the years ended December 31, 2001, 2000 and 1999 was $263,000, $277,000, and
$163,000, respectively, and is expected to be $254,000 (unaudited) for 2002.

         The remaining intangible assets, totaling $12.4 million at December 31, 2001, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (SFAS 72), "Accounting for Certain Acquisitions of Banking and Thrift Institutions." SFAS 72, which was not amended by SFAS 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives (generally 10 to 15 years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate. The amortization expense associated with these branches was $1.2 million, $506,000, and $588,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is expected to be $1.1 million (unaudited) for the year ending December 31, 2002.

Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income and Expense Recognition

         Items of income and expense are recognized using the accrual basis of accounting, except for some immaterial amounts that are recognized when received or paid.

Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Equity Method Investments

         The Corporation's equity method investments represent investments in venture capital limited partnerships which invest in early stage companies.

         The Corporation's recognition of earnings or losses from equity method investees is determined by the Corporation's share of the investee's earnings on a quarterly basis. The limited partnerships provide their quarterly financial information on a quarter lag basis, so the Corporation's policy is to record its share of earnings or losses on these equity method investments on a quarter lag basis.

         These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these limited partnerships invest. All of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made quarterly by the management of the limited partnerships, and are subject to review by the Corporation for reasonableness. The assumptions in the valuation of these investments by the limited partnerships include the viability of the business model, the ability of the company to obtain alternative financing, their ability to generate revenues in future periods and other subjective factors. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be widely varying gains or losses on these equity method investments in future periods.

         At December 31, 2001 and 2000 the total investment in equity method investees was $8.7 million and $8.5 million, respectively, and is included in other assets on the consolidated balance sheet. At December 31, 2001, the Corporation's remaining commitment to fund the equity method investees was $925,000, all of which is callable in 2002. This remaining commitment is unrelated to the limited partnership discussed in NOTE TWENTY.

Net Income Per Share

         Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation's potential common stock and contingently issuable shares, which consist of dilutive stock options, restricted stock and shares issuable under the Corporation's share repurchase agreement (see NOTE FOURTEEN) were issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented. The effect of potential common stock is excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

                                                                                 Years Ended December 31
                                                                 ------------------------------------------------------
                                                                       2001                2000               1999
                                                                 ------------------------------------------------------
         Basic net income per share denominator:
               Weighted average number of
                common shares outstanding                          31,480,109           31,435,342           31,504,746
               Dilutive effect arising from
                potential common stock                                180,876              144,986              267,314
                                                                 ------------------------------------------------------
         Diluted net income per share denominator                  31,660,985           31,580,328           31,772,060
                                                                 ======================================================

Dividends Per Share

         Dividends declared by the Corporation were $0.72 per share, $0.70 per share and $0.68 per share for the years ended December 31, 2001, 2000 and 1999, respectively. Dividends declared by Carolina First were $0.10 per share and $0.40 per share for the years ended December 31, 2000 and 1999, respectively.

Stock-Based Compensation

         The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, is disclosed in NOTE FOURTEEN.

NOTE TWO - BUSINESS SEGMENT INFORMATION

         For 2001, 2000, and 1999 the Corporation only had one reportable segment, FCB. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Other operating segments include brokerage, insurance, mortgage and financial management which provides comprehensive financial planning, funds management, and investments.

         Business segments are determined based on the Corporation's internal management accounting process. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the way management views its business and is not necessarily comparable with information disclosed by other financial institutions. The accounting policies of the business segments differ from those describe in NOTE ONE in that management allocations have been made for overhead expense and transfer pricing. The results of operations and segment assets are based upon monthly internal management reports. There are no significant intersegment transactions and there are no significant reconciling items between the reportable segments and consolidated amounts.

         Information regarding the reportable segment's separate results of operations and segment assets is illustrated in the following tables:

                                                                  2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          OTHER OPERATING
(DOLLARS IN THOUSANDS)                                     FCB              SEGMENTS (1)           OTHER (2)           TOTALS
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                  $ 214,570                $ 490                $ 216           $ 215,276
TOTAL INTEREST EXPENSE                                   109,719                    -                  193             109,912
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                      104,851                  490                   23             105,364
PROVISION FOR LOAN LOSSES                                  4,465                    -                    -               4,465
TOTAL NONINTEREST INCOME                                  23,936               15,053                 (216)             38,773
TOTAL NONINTEREST EXPENSE                                 74,010               13,593                  (24)             87,579
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE INCOME TAXES                            50,312                1,950                 (169)             52,093
INCOME TAXES                                              16,166                  657                  (55)             16,768
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $ 34,146              $ 1,293               $ (114)           $ 35,325
===================================================================================================================================

TOTAL LOANS, NET                                     $ 1,919,902              $ 9,150                  $ -         $ 1,929,052
TOTAL ASSETS                                           3,285,543               20,715               26,479           3,332,737

                                                                  2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Other Operating
(Dollars in thousands)                                     FCB              Segments (1)          Other (2)             Totals
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                  $ 214,924                $ 964                $ 255           $ 216,143
Total interest expense                                   107,763                  551                    -             108,314
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      107,161                  413                  255             107,829
Provision for loan losses                                  7,615                    -                    -               7,615
Total noninterest income                                  14,594               12,906                3,166              30,666
Total noninterest expense                                 80,071               11,838                  818              92,727
-----------------------------------------------------------------------------------------------------------------------------------
Net income before income taxes                            34,069                1,481                2,603              38,153
Income taxes                                              12,009                  478                  825              13,312
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                              $ 22,060              $ 1,003              $ 1,778            $ 24,841
===================================================================================================================================

Total loans, net                                     $ 2,124,714              $ 4,246                  $ -         $ 2,128,960
Total assets                                           2,892,774               19,482               19,943           2,932,199

                                                                  1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Other Operating
(Dollars in thousands)                                     FCB              Segments (1)           Other (2)           Totals
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                  $ 193,602                $ 337                $ 332           $ 194,271
Total interest expense                                    90,084                  162                   53              90,299
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      103,518                  175                  279             103,972
Provision for loan losses                                  5,005                    -                    -               5,005
Total noninterest income                                  17,135               10,598                1,062              28,795
Total noninterest expense                                 67,073                8,828                   90              75,991
-----------------------------------------------------------------------------------------------------------------------------------
Net income before income taxes                            48,575                1,945                1,251              51,771
Income taxes                                              15,592                  488                  400              16,480
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                              $ 32,983              $ 1,457                $ 851            $ 35,291
===================================================================================================================================

         (1) Included in other operating segments are revenues, expenses and assets of insurance services, brokerage, mortgage and financial management.

         (2) Included in "other" are revenues, expenses and assets of the parent company and eliminations.

NOTE THREE - MERGERS AND ACQUISITIONS

         (a) Insurance Agencies. Since 1999, the Corporation has acquired five insurance agencies using the purchase accounting method. The year over year increases we have experienced in insurance services income is due to the organic growth from our insurance agencies as well as the five insurance agencies acquired. The five insurance agencies acquired since 1999 and the respective date of acquisition include: Franklin Brown Company (January 31, 1999), J. L. Suttle, Jr. and Co., Inc. (December 31, 1999), Faulkner Investments, Inc. (January 1, 2000), Banner and Greene Agency, Inc. (April 1, 2001), and Hoffman & Young, Inc. (July 31, 2001). Pro forma financial information reflecting the effect of these acquisitions on periods prior to the combination are not considered material.

         (b) Branch Purchase. On November 17, 2000, the Corporation purchased four financial centers with total loans of $9.4 million and total deposits of $88.3 million. Approximately $8.6 million of intangible assets were recorded as a result of this transaction. The financial centers are located in Bryson City, Jefferson, West Jefferson and Sparta, North Carolina.

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

         (d) Carolina First BancShares, Inc. On April 4, 2000, Carolina First BancShares, Inc. ("Carolina First") was merged into the Corporation (the "Merger"). Carolina First was a bank holding company operating 31 branch offices principally in the greater Charlotte, North Carolina area. At April 4, 2000, Carolina First had total consolidated assets of approximately $791.7 million, total consolidated loans of approximately $545.9 million, total consolidated deposits of approximately $674.8 million and total consolidated shareholders' equity of approximately $67.5 million.

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

         In connection with this transaction, the Corporation recorded pre-tax restructuring charges and merger-related expenses of approximately $15.7 million ($11.9 million after-tax), which consisted of approximately $4.8 million in employee related costs, $4.1 million of equipment expenses, $3.9 million of professional costs, $0.9 million of lease buyouts, $0.7 million of conversion costs and $1.3 million of other merger costs. At December 31, 2001, substantially all of the Carolina First restructuring charges and merger-related expenses have been incurred.

NOTE FOUR - COMPREHENSIVE INCOME

         Comprehensive income includes net income and all non-owner changes to the Corporation's equity. The Corporation's only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

         The Corporation's total comprehensive income for the years ended December 31, 2001, 2000 and 1999 was $39.1 million, $34.3 million and $21.4 million, respectively. Information concerning the Corporation's other comprehensive income for the year ended December 31, 2001, 2000 and 1999 is as follows:

                                             2001                            2000                              1999
                             -----------------------------------------------------------------------------------------------------
                                Before Tax    Tax   After Tax  Before Tax    Tax     After Tax   Before Tax     Tax     After Tax
(Dollars in thousands)            Amount    Effect    Amount     Amount     Effect     Amount      Amount      Effect    Amount
----------------------------------------------------------------------------------------------------------------------------------
Unrealized gains/(losses)
 on securities:
 Unrealized gains (losses)
   arising during period          $8,630    $3,366    $5,264    $ 11,146   $ 4,347    $ 6,799    $(22,233)    $(8,866)  $(13,367)
 Less:  Reclassification for
   realized gains (losses)         2,399       936     1,463      (4,303)   (1,678)    (2,625)        919         366        553
----------------------------------------------------------------------------------------------------------------------------------
 Unrealized gains (losses),
   net of reclassification        $6,231    $2,430    $3,801    $ 15,449   $ 6,025    $ 9,424    $(23,152)    $(9,232)  $(13,920)
----------------------------------------------------------------------------------------------------------------------------------

 Other comprehensive
   income (loss)                  $6,231    $2,430    $3,801    $ 15,449   $ 6,025    $ 9,424    $(23,152)    $(9,232)  $(13,920)
==================================================================================================================================

NOTE FIVE - SECURITIES AVAILABLE FOR SALE

         Securities available for sale at December 31, 2001 and 2000 are summarized as follows:

                                                                                            2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  GROSS             GROSS
                                                             AMORTIZED         UNREALIZED         UNREALIZED               FAIR
(Dollars in thousands)                                         COST               GAINS             LOSSES                VALUE
-----------------------------------------------------------------------------------------------------------------------------------
US government agency obligations                          $    284,504          $   4,723          $    974          $    288,253
Mortgage-backed securities                                     652,260              9,513             6,083               655,690
State, county, and municipal obligations                        86,339              1,614               405                87,548
Equity securities                                               44,684              1,232                42                45,874
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                     $  1,067,787          $  17,082          $  7,504          $  1,077,365
===================================================================================================================================

                                                                                            2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  GROSS             GROSS
                                                             AMORTIZED         UNREALIZED         UNREALIZED               FAIR
(Dollars in thousands)                                         COST               GAINS             LOSSES                VALUE
-----------------------------------------------------------------------------------------------------------------------------------

US government agency obligations                          $  157,760            $  1,491           $  1,023           $  158,228
Mortgage-backed securities                                   151,097               2,387                208              153,276
State, county, and municipal obligations                      93,797                 900                673               94,024
Equity securities                                             35,030                 903                430               35,503
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                     $  437,684            $  5,681           $  2,334           $  441,031
===================================================================================================================================

         The expected maturity distribution and yields (computed on a taxable-equivalent basis assuming a 35 percent federal tax rate) of the Corporation's securities portfolio at December 31, 2001 are summarized below. Actual maturities may differ from contractual maturities since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

                                                       Due after 1           Due after 5
                                Due in 1 year           through 5             through 10         Due after
                                  or less                 years                  years            10 years             Total
                            -------------------------------------------------------------------------------------------------------
(Dollars in thousands)        Amount    Yield       Amount      Yield      Amount     Yield   Amount    Yield      Amount    Yield
-----------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE OF SECURITIES
AVAILABLE FOR SALE
U.S. government
 agency obligations           $    --      --%    $ 140,069     5.53%    $ 142,163    5.70%  $  6,021    6.72%   $  288,253   5.64%
Mortgage-backed
 securities (1)                 5,438    6.25       394,630     6.77       255,622    5.83         --      --       655,690   6.38
State and municipal
 obligations                    7,367    7.95        34,560     6.72        32,254    6.87     13,367    6.87        87,548   6.90
Equity securities (2)              --      --            --       --            --      --     45,874    5.89        45,874   5.99
-----------------------------------------------------------------------------------------------------------------------------------
Total                         $12,805    7.23%    $ 569,259     6.46%    $ 430,039    5.86%  $ 65,262    6.17%   $1,077,365   6.21%
-----------------------------------------------------------------------------------------------------------------------------------
AMORTIZED COST OF SECURITIES
AVAILABLE FOR SALE            $12,636             $ 558,155              $ 432,748           $ 64,248            $1,067,787
-----------------------------------------------------------------------------------------------------------------------------------

(1)      Maturities estimated based on average life of security.
(2) Although equity securities have no stated maturity, they are presented for illustrative purposes only.

         Securities with an aggregate carrying value of $730.9 million at December 31, 2001 were pledged to secure public deposits, securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") borrowings. Proceeds from the sale of securities available for sale were $549.4 million in 2001, $212.1 million in 2000, and $68.0 million in 1999. Gross gains of $2.7 million and gross losses of $0.3 million were realized in 2001. Gross gains of $2.6 million and gross losses of $6.9 million were realized in 2000. Gross gains of $2.0 million and gross losses of $1.0 million were realized in 1999.

         At December 31, 2001 and 2000, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $32.4 million and $22.8 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are generally redeemable at par value from the FHLB.

         Other-than-temporary declines in the fair value of certain equity securities held in the Corporation's available for sale portfolio resulted in write downs of $144,000, $1.6 million and $66,000 in 2001, 2000 and 1999, respectively.

         Due to changes in interest rates during 2001, and the resulting impact on the Corporation's interest rate risk, the Corporation securitized $167.0 million of mortgage loans in 2001 which are now classified as mortgage-backed securities in our available for sale portfolio. In connection with the securitization, the Corporation recorded mortgage servicing rights of $2.5 million and recorded a corresponding discount on the basis of the related mortgage-backed securities.

         In connection with the merger with Carolina First in 2000, FCB transferred Carolina First's securities held to maturity of $35.3 million to securities available for sale due to the impact of these securities on the Corporation's interest rate risk as compared to corporate policy.

         As of December 31, 2001, there were no issues of securities available for sale (excluding U.S. government agency obligations) which had carrying values that exceeded 10 percent of shareholders' equity of the Corporation.

         As of December 31, 2001 and 2000, there were no securities classified as held to maturity.

NOTE SIX - TRADING ACTIVITY

         During 2001, the Corporation engaged in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio in order to enhance returns. Under these agreements the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. For the year ended December 31, 2001, the Corporation recognized income of $2.6 million from writing covered call options. There were no written covered call options outstanding at December 31, 2001, and there were no such contracts written during 2000 or 1999.

NOTE SEVEN - LOANS

         The Corporation's primary market area includes North Carolina, and predominately centers around the Metro region of Charlotte, North Carolina. At December 31, 2001, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. The diversity of the region's economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.

         Loans at December 31, 2001 and 2000 were:

                                                                                 2001                2000
                                                                             --------------     -------------
(Dollars in thousands)                                                           AMOUNT             Amount
-------------------------------------------------------------------------------------------------------------
Commercial, financial and
 agricultural                                                                 $   213,578        $   216,515
Real estate - construction and development                                        338,705            332,474
Real estate - commercial                                                          547,069            577,580
Real estate - mortgage                                                            729,113            922,038
Installment                                                                       126,621            109,015
-------------------------------------------------------------------------------------------------------------
TOTAL                                                                         $ 1,955,086        $ 2,157,622
=============================================================================================================

Nonaccrual loans                                                              $    23,824        $    26,587
Restructured loans                                                                     --                 --
-------------------------------------------------------------------------------------------------------------
TOTAL NONPERFORMING LOANS                                                          23,824             26,587
-------------------------------------------------------------------------------------------------------------
Other real estate                                                                   8,049              2,989
-------------------------------------------------------------------------------------------------------------
TOTAL NONPERFORMING ASSETS                                                         31,873             29,576
-------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing                                     152                430
-------------------------------------------------------------------------------------------------------------
TOTAL NONPERFORMING ASSETS AND LOANS 90 DAYS
OR MORE PAST DUE AND STILL ACCRUING                                           $    32,025        $    30,006
=============================================================================================================

         Mortgage loans held for sale are included in real estate mortgage loans and are carried at the lower of aggregate cost or market. Mortgage loans held for sale were $7.3 million and $5.1 million at December 31, 2001 and 2000, respectively.

         Due to changes in interest rates during 2001, and the resulting impact on the Corporation's interest rate risk, the Corporation securitized $167.0 million of mortgage loans in 2001 which are now classified as mortgage backed securities in our available for sale portfolio. The Corporation recorded $2.5 million in mortgage servicing rights and a corresponding discount on the basis of the related mortgage-backed securities.

         Due to changes in interest rates during 2000, and the resulting impact on the Corporation's interest rate risk, the Corporation classified $45.3 million in lower-yielding mortgage loans as held for sale during 2000. The Bank entered into agreements for the sale of these loans, with the sales closing in May of 2000. The loans were sold with servicing rights retained. The Corporation recognized a loss of approximately $99,000 on the sales transaction and recorded $0.4 million in servicing rights.

         Residential real estate loans are presented net of loans serviced for others totaling $274.4 million and $182.9 million at December 31, 2001 and 2000, respectively.

         Interest income that would have been recorded on nonaccrual loans and restructured loans for the years ended December 31, 2001, 2000, and 1999, had they performed in accordance with their original terms, amounted to approximately $2.2 million, $2.3 million, and $1.0 million, respectively. Interest income on all such loans included in the results of operations for 2001, 2000 and 1999 amounted to approximately $1.0 million, $1.3 million, and $0.4 million, respectively.

         The recorded investment in individually impaired loans was $14.2 million (of which $11.9 million was on nonaccrual status) and $17.7 million (all of which was on nonaccrual status) at December 31, 2001 and 2000, respectively. The related allowance for loan losses on these loans was $1.8 million and $4.7 million at December 31, 2001 and 2000, respectively. The average recorded investment in individually impaired loans for 2001 was $17.1 million, and the income recognized during 2001 was $0.2 million, all of which was recognized using the cash method of income recognition. The average recorded investment in individually impaired loans for 2000 was $16.7 million, and the income recognized during 2000 was $0.3 million, all of which was recognized using the cash method of income recognition. The average recorded investment in individually impaired loans for 1999 was $8.9 million, and the income recognized during 1999 was $0.4 million, all of which was recognized using the cash method of income recognition.

         The following is a reconciliation of loans outstanding to executive officers, directors and their associates for the year ended December 31, 2001:

                                                            (Dollars in thousands)
         Balance at December 31, 2000                              $ 13,759
         New loans                                                      235
         Principal repayments                                       (10,231)
         -------------------------------------------------------------------
         Balance at December 31, 2001                               $ 3,763
         ===================================================================

         In the opinion of management, these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Such loans, in the opinion of management, do not involve more than the normal risks of collectibility.

NOTE EIGHT - ALLOWANCE FOR LOAN LOSSES

         The following is a summary of the changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2001, 2000 and 1999:

         (Dollars in thousands)                                       2001              2000          1999
         ---------------------------------------------------------------------------------------------------
         Beginning balance                                          $28,447          $ 25,002      $ 22,278
         Provision for loan losses                                    4,465             7,615         5,005
         Allowance related to loans sold and securitized               (417)             (113)         (369)
         Charge-offs                                                  7,406             5,063         2,773
         Recoveries                                                     754             1,006           861
         ---------------------------------------------------------------------------------------------------
         Net loan charge-offs                                         6,652             4,057         1,912
         ---------------------------------------------------------------------------------------------------
         ENDING BALANCE                                             $25,843          $ 28,447      $ 25,002
         ===================================================================================================

NOTE NINE - PREMISES AND EQUIPMENT

         Premises and equipment at December 31, 2001 and 2000 are summarized as follows:

         ----------------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)                                                                2001                2000
         ----------------------------------------------------------------------------------------------------------------------
         Land                                                                              $   21,896          $   10,339
         Buildings                                                                             65,980              25,157
         Furniture and equipment                                                               45,305              36,409
         Leasehold improvements                                                                 2,156               2,318
         Construction in progress                                                                   4              37,249
         ----------------------------------------------------------------------------------------------------------------------
           TOTAL PREMISES AND EQUIPMENT                                                       135,340             111,472
         ----------------------------------------------------------------------------------------------------------------------
         Less accumulated depreciation and amortization                                        38,364              34,806
         ----------------------------------------------------------------------------------------------------------------------
           PREMISES AND EQUIPMENT, NET                                                     $   96,976          $   76,666
         ======================================================================================================================

NOTE TEN - DEPOSITS

         A summary of deposit balances at December 31, 2001 and 2000 is as follows:

         (Dollars in thousands)                                             2001                  2000
         ---------------------------------------------------------------------------------------------------
         Noninterest bearing demand                                    $    276,698          $    242,983
         Interest bearing demand                                            266,667               254,867
         Money market accounts                                              286,653               244,343
         Savings deposits                                                   111,674               122,190
         Certificates of deposit                                          1,221,252             1,133,851
         ---------------------------------------------------------------------------------------------------
           TOTAL DEPOSITS                                              $  2,162,945          $  1,998,234
         ===================================================================================================

         At December 31, 2001, the aggregate amount of certificates of deposit with denominations greater than $100,000 was $619.3 million, with $181.8 million maturing within three months, $125.3 million maturing within three to six months, $208.5 million maturing within six to twelve months and $103.7 million maturing after twelve months.

         At December 31, 2001, the scheduled maturities of all certificates of deposit are as follows:

         (Dollars in thousands)
         2002                                      $   1,012,566
         2003                                            130,048
         2004                                             39,897
         2005                                              8,897
         2006                                             28,726
         2007 and after                                    1,118
         -------------------------------------------------------
           TOTAL                                   $   1,221,252
         ==========================================================

NOTE ELEVEN - OTHER BORROWINGS

         The following is a schedule of other borrowings:

                                                                         Interest                                     Maximum
                                                           Balance         Rate                         Average     Outstanding
                                                           as of          as of          Average       Interest        at Any
(Dollars in thousands)                                  December 31,   December 31,      Balance         Rate         Month-end
-----------------------------------------------------------------------------------------------------------------------------------
                  2001
Federal funds purchased and securities
  sold under agreements
  to repurchase                                          $  137,282        2.43%       $  130,863        3.85%       $  151,291
FHLB borrowings                                             639,370        4.34           514,991        5.13           665,380
Other                                                        31,860        1.87             6,444        3.04            31,860
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                                  $  808,512                      $652,298                    $  848,531
===================================================================================================================================

                                                                         Interest                                     Maximum
                                                           Balance         Rate                         Average     Outstanding
                                                           as of          as of          Average       Interest        at Any
(Dollars in thousands)                                  December 31,   December 31,      Balance         Rate         Month-end
-----------------------------------------------------------------------------------------------------------------------------------
                  2000
Federal funds purchased and securities
 sold under agreements
 to repurchase                                           $  114,328        5.65%       $  112,625        5.86%       $  141,650
FHLB borrowings                                             455,696        6.06           443,918        5.95           497,604
Other                                                            --          --               316        7.26               837
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL                                                   $  570,024                    $  556,859                    $  640,091
===================================================================================================================================

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

         At December 31, 2001, FCB had one available line of credit with the FHLB totaling $736.8 million with approximately $639.4 million outstanding. The outstanding amounts consisted of $156.0 million maturing in 2002, $30.0 million maturing in 2003, $25.0 million maturing in 2004, $65.0 million in 2006, $76.0 million maturing in 2009, $107.0 million maturing in 2010 and $180.4 million maturing in 2011. In addition, the FHLB requires banks to pledge collateral to secure the advances as described in the line of credit agreement. The collateral consists of FHLB stock and qualifying 1-4 family residential mortgage loans.

         At December 31, 2001, FCB also had federal funds back-up lines of credit totaling $50.0 million, of which there were no amounts outstanding.

         At December 31, 2001, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstandings of $16.9 million.

NOTE TWELVE - INCOME TAX

         Total income taxes for the years ended December 31, 2001, 2000 and 1999 were allocated as follows:

                                                                                        Years ended December 31,
         ----------------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)                                                2001               2000              1999
         ----------------------------------------------------------------------------------------------------------------------
         Net income                                                         $  16,768          $  13,312          $  16,480
         Shareholders' equity, for unrealized gains
           (losses) on securities available for sale                            2,430              6,025             (9,232)
         ----------------------------------------------------------------------------------------------------------------------
             TOTAL                                                          $  19,198          $  19,337          $   7,248
         ======================================================================================================================

         Income tax expense (benefit) attributable to income consists of:

                                                                                         Years ended December 31,
         ----------------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)                                                 2001              2000                1999
         ----------------------------------------------------------------------------------------------------------------------
         CURRENT:
         Federal                                                            $  14,679          $  13,774           $  16,285
         State                                                                    125               (113)                197
         ----------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT                                                    $  14,804          $  13,661           $  16,482
         ----------------------------------------------------------------------------------------------------------------------

         DEFERRED:
         Federal                                                            $   1,704          $    (251)          $     (46)
         State                                                                    260                (98)                 44
         ----------------------------------------------------------------------------------------------------------------------
           TOTAL DEFERRED                                                   $   1,964          $    (349)          $      (2)
         ----------------------------------------------------------------------------------------------------------------------

         TOTAL INCOME TAXES:
         Federal                                                            $  16,383          $  13,523           $  16,239
         State                                                                    385               (211)                241
         ----------------------------------------------------------------------------------------------------------------------
            TOTAL INCOME TAXES                                              $  16,768          $  13,312           $  16,480
         ======================================================================================================================

         Income tax expense attributable to net income was $16.8 million, $13.3 million and $16.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following:

                                                                              Years ended December 31,
         -------------------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)                              2001                       2000                        1999
         -------------------------------------------------------------------------------------------------------------------------
         Computed "expected" tax expense            $ 18,233      35.00 %      $  13,354       35.00 %     $  18,120       35.00 %
         Increase (reduction) in income taxes
           resulting from:
           Tax exempt income                          (1,526)     (2.93)          (1,594)      (4.17)         (1,709)      (3.30)
           Nondeductible merger expenses                  --         --            1,733        4.54              --          --
           State income tax, net of
             federal benefits                            241       0.46             (137)      (0.36)            157        0.30
           Other, net                                   (180)     (0.34)             (44)      (0.12)            (88)      (0.17)
         -------------------------------------------------------------------------------------------------------------------------
             Total                                  $ 16,768      32.19 %      $  13,312       34.89 %     $  16,480       31.83 %
         =========================================================================================================================

         The significant components of deferred income tax expense for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                                       Years ended December 31,
         --------------------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)                                                2001               2000               1999
         --------------------------------------------------------------------------------------------------------------------------
         Net income                                                         $  16,768          $  13,312          $  16,480
         Shareholders' equity, for unrealized gains
           (losses) on securities available for sale                            2,430              6,025             (9,232)
         --------------------------------------------------------------------------------------------------------------------------
             TOTAL                                                          $  19,198          $  19,337          $   7,248
         ==========================================================================================================================

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below.

         --------------------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)                                                                     2001               2000
         --------------------------------------------------------------------------------------------------------------------------
         DEFERRED TAX ASSETS:
           Allowance for loan loss                                                              $  10,217           $  11,232
           Accrued expenses deductible when paid for tax purposes                                     105               4,734
           Deferred compensation                                                                    3,106                 873
           Intangibles                                                                                333                 210
           Other                                                                                    1,038                 579
         --------------------------------------------------------------------------------------------------------------------------
             TOTAL GROSS DEFERRED TAX ASSETS                                                       14,799              17,628
         --------------------------------------------------------------------------------------------------------------------------
           Less valuation allowance                                                                    --                  --
         --------------------------------------------------------------------------------------------------------------------------
             NET DEFERRED TAX ASSETS                                                               14,799              17,628
         --------------------------------------------------------------------------------------------------------------------------
         DEFERRED TAX LIABILITIES:
           Unrealized gains on securities available for sale                                       (3,879)             (1,449)
           Depreciable basis of fixed assets                                                         (342)               (637)
           Federal Home Loan Bank of Atlanta stock                                                 (1,052)             (1,054)
           Bad debt reserve recapture, tax accounting adjustment                                       --                (131)
           Market adjustment for investment in partnership interest                                (1,216)             (1,808)
           Other                                                                                     (316)               (161)
         --------------------------------------------------------------------------------------------------------------------------
             Total gross deferred tax liabilities                                                  (6,805)             (5,240)
         --------------------------------------------------------------------------------------------------------------------------
             NET DEFERRED TAX ASSETS                                                            $   7,994           $  12,388
         ==========================================================================================================================

         The valuation allowance for deferred tax assets was $0 as of both January 1, 2001 and 2000. There was no change in the total valuation allowance during 2001 and 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         At December 31, 2001, the Company did not have any operating loss carryforwards for federal income tax purposes.

         Tax returns for 1998 and subsequent years are subject to examination by taxing authorities.

         Retained income at December 31, 2001 and 2000 includes approximately $7.2 million (tax effect) representing pre-1988 tax bad debt reserve base year reserve amount for which no deferred income tax liability has been provided since these reserves are not expected to reverse and may never reverse.

Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Corporation's stock.

NOTE THIRTEEN - EMPLOYEE BENEFIT PLANS

         401(k) Plan and Money Purchase Pension Plan. The Corporation has a qualified Retirement Savings Plan (401(k) Plan) for all eligible employees of the Corporation. Pursuant to the Savings Plan, an eligible employee may elect to defer between 1 percent and 10 percent of compensation and invest those in a variety of investment options, including the Corporation's stock. At the discretion of the Board of Directors, the Corporation may contribute an amount necessary to match all or a portion of a participant's elective deferrals, utilizing the same investment options chosen by the employee, in an amount to be determined by the Board of Directors from time to time, up to a maximum of 6 percent of a participant's compensation. In addition, the Corporation may contribute an additional amount to each participant's Savings Plan account as determined at the discretion of the Board of Directors. The Corporation adopted a qualified Money Purchase Pension Plan effective January 1, 1997 for all eligible employees of the Corporation. Pursuant to the Money Purchase Pension Plan, the Corporation contributes annually to each participant's Plan account an amount equal to 3 percent of the participant's compensation. Prior to 1997, such contributions were made to the Savings Plan. The Corporation's aggregate contributions to the Savings Plan and Money Purchase Pension Plan amounted to $2.6 million, $2.0 million and $1.2 million for 2001, 2000 and 1999, respectively. Effective December 31, 2001 the 401(k) Plan and the Money Purchase Pension Plan were merged into one plan.

         First Charter Option Plan Trust. Effective December 1, 2000, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Option Plan Trust (the "OPT Plan"). The OPT Plan is a tax-deferred capital accumulation plan. Under the OPT Plan, qualified participants may elect to defer up to 50 percent of their base salary and receive salary options on mutual fund investments. In addition, the Corporation may grant participants bonus options in lieu of cash bonuses. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. Eligible employees for the OPT Plan include executive management as well as key members of senior management. Deferrals of compensation obligation pursuant to this plan was $192,000 at December 31, 2001 and was insignificant in 2000. Plan assets, which are held in a Rabbi Trust, totaled $192,000 at December 31, 2001, and are classified as trading assets.

         First Charter Directors' Option Deferral Plan. Effective May 1, 2001 the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Corporation Directors' Option Deferral Plan (the "Plan"). Under the Plan, eligible directors may elect to defer all of their director's fees and receive option grants on mutual fund investments. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. Deferrals of compensation pursuant to this plan amounted to $9,000 for 2001. Plan assets, which are held in a Rabbi Trust, totaled $9,000 at December 31, 2001, and are classified as trading assets.

NOTE FOURTEEN - SHAREHOLDERS' EQUITY, STOCK PLANS AND STOCK AWARDS

         Stock Repurchase Programs. On April 27, 2001, the Corporation's Board of Directors authorized the repurchase of up to 1 million shares of the Corporation's common stock. Through December 31, 2001, the Corporation had repurchased all shares of its common stock authorized in open market transactions at an average per-share price of approximately $17.96, which reduced shareholders' equity by $18.0 million.

         On December 21, 2001, the Corporation entered into a share repurchase agreement with a third party for 493,000 shares of its common stock. The transaction will be settled with the counterparty during the second quarter of 2002 based on the average of the Corporation's stock price during the term of the agreement. The Corporation has structured the agreement so as to account for the repurchase as equity in accordance with Emerging Issues Task Force (EITF) 00-19. Fluctuations in the value of the Corporation's common stock will not be recognized in the Corporation's consolidated financial statements. The earnings per share calculation assumes that this transaction will settle in shares, so the diluted earnings per share calculations include the potential common shares that would be issued pursuant to this agreement.

         On January 23, 2002, the Corporation's Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation's common stock.

         Deferred Compensation for Non-Employee Directors. Effective May 1, 2001, the Corporation amended and restated the First Charter Corporation 1994 Deferred Compensation Plan for Non-Employee Directors. Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their director's fees for a calendar year, in exchange for common stock of the Corporation. The amount deferred, if any, shall be in multiples of 25% of their total director's fees. Each participant is fully vested in his account balance under the plan. The plan generally provides for fixed payments or a lump sum payment, or a combination of both, in shares of common stock of the Corporation after the participant ceases to serve as a director for any reason.

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

         Shareholders' Rights Plan. On July 19, 2000 the Board of Directors adopted a Shareholder Protection Rights Plan. In connection with the adoption of the plan, the Board declared a dividend of one share purchase right ("Right") on each outstanding share of common stock. Issuances of the Corporation's common stock after August 9, 2000 include Share Purchase Rights. Generally, the Rights will be exercisable only if a person or group acquires 15 percent or more of Corporation's common stock or announces a tender offer. Each Right will entitle stockholders to buy 1/1000 of a share of a new series of junior participating preferred stock of the Company at an exercise price of $80. Prior to the time they become exercisable, the Rights are redeemable for one cent per Right at the option of the Board of Directors.

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

         Dividend Reinvestment and Stock Purchase Plan. The Corporation maintains the Dividend Reinvestment and Stock Purchase Plan (the "DRIP"), pursuant to which 1,000,000 shares of common stock of the Corporation have been reserved for issuance. Shareholders may elect to participate in the DRIP and have dividends on shares of common stock reinvested and may make optional cash payments of up to $3,000 per calendar quarter to be invested in common stock of the Corporation. Pursuant to the terms of the DRIP, upon reinvestment of the dividends and optional cash payments, the Corporation can either issue new shares valued at the then current market value of the common stock or the administrator of the DRIP can purchase shares of common stock in the open market. During 2001, the Corporation issued 67,648 shares and the administrator of the DRIP purchased 162,007 shares in the open market.

         Restricted Stock Award Program. In April 1995, the shareholders approved the First Charter Corporation Restricted Stock Award Program (the "Restricted Stock Plan"). Awards of restricted stock may be made under the Restricted Stock Plan at the discretion of the Compensation Committee of the Board of Directors of the Corporation, which shall determine the key participants, the number of shares awarded to participants, and the vesting terms and conditions applicable to such awards. A maximum of 360,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. Compensation expense of approximately $87,000 and $77,000 was recognized during 2001 and 2000, respectively, in connection with the Restricted Stock Plan. The following table presents the status of the Restricted Stock Plan as of December 31, 2001 and 2000 and changes during the years then ended:

                                                                                                                 Weighted Average
                                                                                                   Shares          Grant Price
         --------------------------------------------------------------------------------------------------------------------------
         Outstanding at December 31, 1999                                                          15,513           $  20.1780
         Granted                                                                                    5,000              13.4375
         Vested                                                                                    (5,170)             19.1816
         Forfeited                                                                                     --                   --
                                                                                                  -------
         Outstanding at December 31, 2000                                                          15,343              18.3171
                                                                                                  =======
         Granted                                                                                       --                   --
         Vested                                                                                    (5,170)             19.1816
         Forfeited                                                                                     --                   --
                                                                                                  -------
         Outstanding at December 31, 2001                                                          10,173           $  17.8778
                                                                                                  =======

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

A maximum of 180,000 shares are reserved for issuance under the Director Plan. As of December 31, 2001, approximately 129,000 shares have been granted under the Director Plan.

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

                                                             Option             Option Price             Weighted Average
                                                             Shares               Per Share               Exercise Price
         --------------------------------------------------------------------------------------------------------------------------
         Outstanding at December 31, 1998                   1,687,164         $   1.65 - 26.75               $  17.19
         Granted                                              338,586             9.04 - 24.88                  17.32
         Exercised                                            195,593             1.65 - 18.85                   3.79
         Forfeited                                             33,740             3.86 - 26.75                  14.88
                                                          -----------
         Outstanding at December 31, 1999                   1,796,417             1.89 - 26.75                  18.78
         Granted                                              340,079            13.00 - 16.81                  14.51
         Exercised                                            223,546             1.65 - 13.83                   4.71
         Forfeited                                             60,550             1.85 - 26.38                  11.91
                                                          -----------
         Outstanding at December 31, 2000                   1,852,400             1.85 - 26.75                  19.68
         Granted                                              536,379            11.21 - 18.19                  15.39
         Exercised                                             73,621             1.85 - 15.75                   8.79
         Forfeited                                            105,426            13.55 - 26.75                  16.07
                                                          -----------
         Outstanding at December 31, 2001                   2,209,732             1.85 - 26.75                  19.18
                                                          -----------
         Shares exercisable at December 31, 2001           1,574,4868        $    1.85 - 26.75               $  20.39
                                                          ===========

        The weighted average remaining contractual lives of stock options were
5.5 years at December 31, 2001.

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                                        Outstanding Options                             Options Exercisable
                                   ------------------------------------------------------------------------------------------------
                                          Number         Weighted Average                           Number
      Range of                         Outstanding          Remaining       Weighted Average      Outstanding    Weighted Average
  Exercise Prices                    at December 31      Contractual Life    Exercise Price     at December 31    Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
$1.8500 - $2.6750                         17,247            1.4 years          $   1.8998           17,247          $   1.8998
$2.6751 - $5.3500                         43,002            2.6 years              4.3479           43,002              4.3479
$5.3501 - $8.0250                          6,235            5.3 years              6.8198            6,235              6.8198
$8.0251 - $10.7000                        32,856            4.8 years              9.3278           32,856              9.3278
$10.7001 - $13.3750                      119,008            2.8 years             11.6021          117,408             11.5830
$13.3751 - $16.0500                      649,482            8.7 years             15.2612          170,541             15.0600
$16.0501 - $18.7250                      330,729            6.7 years             17.9821          203,402             18.0047
$18.7251 - $21.4000                       24,360            5.8 years             19.0721           18,960             18.9661
$21.4001 - $24.0750                      724,617            3.3 years             23.9253          709,639             23.9463
$24.0751 - $26.7500                      262,196            4.4 years             25.8034          255,196             25.8082
-----------------------------------------------------------------------------------------------------------------------------------
  Total                                2,209,732            5.5 years          $  19.1767        1,574,486          $  20.3865
-----------------------------------------------------------------------------------------------------------------------------------

         Pro-Forma Impact of Stock Compensation Programs. At December 31, 2001, as described above, the Corporation has various stock-based compensation plans. The Corporation adopted SFAS 123, "Accounting for Stock-Based Compensation" on January 1, 1996, and elected to continue to measure compensation cost relative to these plans using APB 25. The disclosure of the pro forma net income and earnings per share as if the fair value based accounting method of SFAS 123 had been used to account for stock-based compensation is required only for awards granted after December 31, 1994, and is provided below. Consequently, the effects of applying SFAS 123 pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income in future years.

         The following table presents the pro forma effect on net income and on basic and diluted income per share of applying the fair value provisions of SFAS No. 123 discussed above:

                                                                                Years Ended December 31,
                                                                  ---------------------------------------------------
         (Dollars in thousands, except per share data)                  2001              2000               1999
         ------------------------------------------------------------------------------------------------------------
         Net income:
           As reported                                              $  35,325          $  24,841          $  35,291
           Pro forma                                                   33,508             23,548             33,983

         Basic income per share:
           As reported                                                   1.12               0.79               1.12
           Pro forma                                                     1.06               0.75               1.08
         Diluted income per share:
           As reported                                                   1.12               0.79               1.11
           Pro forma                                                     1.06               0.75               1.07

        The fair value of each option granted during 2001, 2000 and 1999 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                         Years Ended December 31,
                                                                    --------------------------------------------------------------
                                                                               2001               2000                1999
         -------------------------------------------------------------------------------------------------------------------------
         2000 OMNIBUS STOCK OPTION AND AWARD PLAN
         Dividend yield                                                          4.26%               4.71%               None
         Risk free interest rates                                        4.73 to 5.35%       5.53 to 6.79%               None
         Expected lives                                                      10 years            10 years                None
         Volatility                                                                41%                 47%               None

         COMPREHENSIVE STOCK OPTION PLAN
         Dividend yield                                                          None                None                4.57%
         Risk free interest rates                                                None                None        4.66 to 6.06%
         Expected lives                                                          None                None             6 years
         Volatility                                                              None                None                  38%

         DIRECTOR PLAN
         Dividend yield                                                          4.26%               4.71%               4.57%
         Risk free interest rates                                                5.19%               6.79%               6.17%
         Expected lives                                                      10 years            10 years             6 years
         Volatility                                                                41%                 47%                 38%

         1999 EMPLOYEE STOCK PURCHASE PLAN
         Dividend yield                                                          4.26%               4.71%               4.57%
         Risk free interest rates                                                4.92%               6.58%               6.04%
         Expected lives                                                        1 year              1 year             6 years
         Volatility                                                                41%                 47%                 38%

NOTE FIFTEEN - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

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

         At December 31, 2001, the Corporation's exposure to credit risk was represented by preapproved but unused lines of credit totaling $276.1 million, loan commitments totaling $250.1 million and standby letters of credit aggregating $18.4 million. Of the $276.1 million of preapproved unused lines of credit, $78.0 million were at fixed rates and $198.1 million were at floating rates. Of the $250.1 million of loan commitments, $67.1 million were at fixed rates and $183.0 million were at floating rates. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management's credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but may not be limited to, accounts receivable, inventory and commercial and residential real estate.

         The Bank primarily makes commercial and installment loans to customers throughout its market area. The Corporation's primary market area includes the state of North Carolina, and predominately centers on the Metro region of Charlotte, North Carolina. The real estate loan portfolio can be affected by the condition of the local real estate markets.

         Minimum operating lease payments due in each of the five years subsequent to December 31, 2001 are as follows: 2002, $1.8 million; 2003, $1.5 million; 2004, 1.4 million; 2005, $1.2 million; 2006, $1.0 million and subsequent years $1.4 million. Rental expense for all operating leases for the three years ended December 31, 2001, 2000 and 1999 was $1.8 million, $1.7 million and $1.7 million, respectively.

         Average daily Federal Reserve balance requirements for the year ended December 31, 2001 amounted to $3.9 million.

         Contingencies. The Corporation and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity or financial position of the Corporation or the Bank.

NOTE SIXTEEN - RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation. See also NOTE SEVEN.

         During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services ("Impact") to provide this product. Impact will receive a fee from the Corporation equal to 15% of the incremental income from this new product for a twenty four month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. ("GFA"), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia and as such GFA and Mr. Godbold will receive commissions from Impact based on fees earned by Impact. The Corporation received revenues of $500,000 from this new product during 2001. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold during 2001. There can be no assurance regarding the level of future sales of the new product; however, the Corporation estimates that it will receive revenues of approximately $2.4 million (unaudited) during 2002 which would result in fees of $360,000 (unaudited) to Impact and result in Impact paying commissions to GFA and Mr. Godbold of $252,000 (unaudited).

NOTE SEVENTEEN - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, FCB has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage broker and insurance agency operations and premises and equipment. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

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

                  Loans - the carrying value for variable rate loans is a reasonable estimate of fair value due to contractual interest rates being based on current indices. Fair value for fixed rate loans is estimated based upon discounted future cash flows using discount rates comparable to rates currently offered for such loans.

                  Deposit accounts - the fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities. The fair value of all other deposit account types is the amount payable on demand at year-end.

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

         Based on the limitations, methods, and assumptions noted above, the following table presents the carrying amounts and fair values of the Corporation's financial instruments at December 31, 2001 and 2000:

                                                                                      December 31,
                                                -----------------------------------------------------------------------------------
                                                                    2001                                    2000
                                                -----------------------------------------------------------------------------------
                                                                           Estimated                                   Estimated
                                                      Carrying                Fair               Carrying                 Fair
(Dollars in thousands)                                 Amount                Value                Amount                 Value
-----------------------------------------------------------------------------------------------------------------------------------
Financial assets:
  Cash and due from banks                          $    134,084          $    134,084          $     71,196          $     71,196
  Federal funds sold                                      1,161                 1,161                 1,015                 1,015
  Interest bearing bank deposits                          6,220                 6,220               122,461               122,461
  Securities available for sale                       1,077,365             1,077,365               441,031               441,031
  Loans, net of allowance for loan losses             1,929,052             1,960,532             2,128,960             2,153,307
Financial liabilities:
  Deposits                                            2,162,945             2,169,124             1,998,234             2,004,386
  Other borrowings                                      808,512               819,935               570,024               579,633

NOTE EIGHTEEN - REGULATORY MATTERS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of December 31, 2001, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 2001, the most recent notifications from the Corporation's various regulators categorized FCB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FCB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the institution's categories.

         The Corporation's and the Bank's actual capital amounts and ratios are presented in the table below:

                                                                                                       To Be Well Capitalized
                                                                              For Capital                Under Current Prompt
                                                                           Adequacy Purposes         Corrective Action Provisions
                                                     Actual             ----------------------     --------------------------------
                                              ---------------------                   Minimum                           Minimum
(Dollars in thousands)                          Amount       Ratio        Amount       Ratio        Amount               Ratio
----------------------                        ---------     -------     ---------     --------     --------             -------
At December 31, 2001:
Total Capital (to Risk Weighted Assets)
      First Charter Corporation               $  310,485     13.99 %    $  177,546      8.00 %            None            None
      First Charter Bank                         303,150     13.77         176,120      8.00        $  220,150           10.00 %


Tier I Capital (to Risk Weighted Assets)
      First Charter Corporation               $  284,107     12.80 %    $   88,773      4.00 %            None            None
      First Charter Bank                         277,307     12.60          88,060      4.00        $  132,090            6.00 %

Tier I Capital (to Adjusted Average Assets)
      First Charter Corporation               $  284,107      8.80 %    $  129,096      4.00 %            None            None
      First Charter Bank                         277,307      8.68         127,849      4.00        $  159,812            5.00 %

At December 31, 2000:
Total Capital (to Risk Weighted Assets)
      First Charter Corporation               $  316,077     14.17 %    $  178,421      8.00 %            None            None
      First Charter Bank                         294,806     13.51         174,621      8.00        $  218,277           10.00 %

Tier I Capital (to Risk Weighted Assets)
      First Charter Corporation               $  288,192     12.92 %    $   89,211      4.00 %            None            None
      First Charter Bank                         267,507     12.26          87,311      4.00        $  130,966            6.00 %

Tier I Capital (to Adjusted Average Assets)
      First Charter Corporation               $  288,192     10.27 %    $  112,278      4.00 %            None            None
      First Charter Bank                         267,507      9.60         111,469      4.00        $  139,337            5.00 %



NOTE NINETEEN - FIRST CHARTER CORPORATION (PARENT COMPANY)

         The principal assets of the Parent Company are its investment in the Bank, and its principal source of income is dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the Bank to the Parent Company and the amount of dividends that can be paid to the Parent Company. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice. At December 31, 2001, the Parent Company's $301.8 million investment in subsidiaries is restricted as to transfer to the Parent Company without obtaining prior regulatory approval.

         The Parent Company's balance sheet data as of December 31, 2001 and 2000 and related statements of income and cash flow data for each of the years in the three-year period ended December 31, 2001 are as follows:

---------------------------------------------------------------------------------------
(Dollars in thousands)                                             2001          2000
---------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash                                                           $ 18,478        $  6,713
Securities available for sale                                     7,990           7,829
Investment in subsidiaries                                      301,816         288,318
Receivable from subsidiaries                                      8,000              --
Premises and equipment                                               95              95
Other assets                                                     10,394          12,019
---------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $346,773        $314,974
---------------------------------------------------------------------------------------
Accrued liabilities                                            $  5,572        $  5,687
Borrowed funds                                                   31,860              --
Shareholders' equity                                            309,341         309,287
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $346,773        $314,974
---------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                             2001            2000            1999
--------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
  Dividends from subsidiaries                                  $ 17,300         $ 9,200        $ 45,000
  Other operating income (expense)                                 (114)          1,778          (1,238)
--------------------------------------------------------------------------------------------------------
  Income before equity in undistributed (excess of
    dividends over) net income of subsidiaries                   17,186          10,978          43,762
--------------------------------------------------------------------------------------------------------
  Equity in undistributed (excess of dividends over)
  net income of subsidiaries                                     18,139          13,863          (8,471)
--------------------------------------------------------------------------------------------------------
    Net income                                                 $ 35,325         $24,841        $ 35,291
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
 (Dollars in thousands)                                            2001             2000           1999
--------------------------------------------------------------------------------------------------------
CASH FLOW STATEMENT DATA:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $ 35,325         $ 24,841       $ 35,291
    Net (loss) gain on securities available for sale               (124)           1,478           (897)
    (Decrease) increase in accrued liabilities                     (115)           1,694            454
    Decrease (increase) in other assets                           1,342           (5,955)         6,183
    (Increase) decrease in receivable from subsidiaries          (8,000)           4,682          2,995
    (Equity in undistributed) excess of dividends paid
    over net income of subsidiaries                             (10,139)         (13,863)         8,471
--------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                    18,289           12,877         52,497
--------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of securities available for sale                       (27)              --         (4,841)
    Proceeds from sale of securities available for sale             715            1,101          2,535
    Proceeds from sale of property                                   --              221             --
--------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities             688            1,322         (2,306)
--------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase and retirement of common stock                     (17,962)             (27)       (24,780)
    Proceeds from issuance of common stock                        1,643            3,050          1,041
    Net increase in other borrowings                             31,860               --             --
    Repayment of note payable                                        --               --         (2,590)
    Dividends paid                                              (22,753)         (20,294)       (14,812)
--------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                        (7,212)         (17,271)       (41,141)
--------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash                            11,765           (3,072)         9,050
    Cash at beginning of year                                     6,713            9,785            735
--------------------------------------------------------------------------------------------------------
    CASH AT END OF YEAR                                        $ 18,478         $  6,713       $  9,785
--------------------------------------------------------------------------------------------------------


NOTE TWENTY - SUBSEQUENT EVENT

         During the first quarter of 2002, the Corporation was notified by the management of one of the venture capital limited partnerships (referred to in NOTE ONE) that they were in the process of revaluing one of their investments and that they expected that the value would decrease for the limited partnership's fourth quarter 2001 valuation. As a result, the Corporation expects to record losses on equity method investments in the first quarter of 2002. Based on preliminary estimates by the management of the limited partnership, the Corporation believes its share of the loss on this equity method investment could be between $3.0 million and $4.0 million (unaudited). These losses would represent elimination of a portion of previously recorded unrealized gains on this investee company, and would not represent a loss of the original principal invested in this company. Nevertheless, given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be additional losses on these equity method investments in future periods.

ITEM     9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM     10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by Item 10 with respect to directors and
Section 16 matters is set forth in the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions "Election of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

ITEM     11. EXECUTIVE COMPENSATION

         The information called for by Item 11 is set forth in the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions "Election of Directors - Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," respectively, and is hereby incorporated by reference.

ITEM     12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is set forth in the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions "Ownership of Common Stock", and is hereby incorporated by reference.

ITEM     13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is set forth in the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is hereby incorporated by reference.

                                     PART IV

ITEM     14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.       The following documents are filed as part of this report:

                                                                                    Page
                                                                                    ----

(1)  Financial Statements:

         Independent Auditors' Report                                                38

         Consolidated Balance Sheets, December 31, 2001 and 2000                     39

         Consolidated Statements of Income for the years ended December 31,
           2001, 2000 and 1999                                                       40

         Consolidated Statements of Shareholders' Equity for the years ended
           December 31, 2001, 2000 and 1999                                          41

         Consolidated Statements of Cash Flows for the years ended December 31,
           2001, 2000 and 1999                                                       42

         Notes to Consolidated Financial Statements                                  43

(2)      Financial Statement Schedules:

         None


(3)      Exhibits.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)            Description of Exhibits
---------------            -----------------------
3.1                        Amended and Restated Articles of Incorporation of the
                           Registrant, incorporated herein by reference to
                           Exhibit 3.1 of the Registrant's Annual Report on Form
                           10-K for the year ended December 31, 2001 (Commission
                           File No. 0-15829).

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

*10.4                      Amended and Restated Employment Agreement dated
                           December 19, 2001 for Lawrence M. Kimbrough.

*10.5                      Amended and Restated Employment Agreement dated
                           December 19, 2001 for Robert O. Bratton.

*10.6                      Amended and Restated Employment Agreement dated
                           December 19, 2001 for Robert E. James.

*10.7                      Amended and Restated Employment Agreement dated
                           December 19, 2001 for Carl T. McFarland.

*10.8                      Amended and Restated Supplemental Agreement dated
                           December 19, 2001 for Lawrence M. Kimbrough.

*10.9                      Amended and Restated Supplemental Agreement dated
                           December 19, 2001 for Robert O. Bratton.

*10.10                     Amended and Restated Supplemental Agreement dated
                           December 19, 2001 for Robert E. James.

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

*10.21 Employment Agreement dated as of January 20, 1993, as amended as of August 31, 1995, between Bank of Union and H. Clark Goodwin, incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-15829).

*10.22                     Amended and Restated Employment Agreement dated
                           December 19, 2001 for Stephen M. Rownd.

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

*10.25                     The First Charter Corporation 2000 Omnibus Stock
                           Option and Award Plan, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual



                           Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.26                     The First Charter 1994 Deferred Compensation Plan for
                           Non-Employee Directors, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.27 The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No.
                           0-15829).

*10.28                     The Carolina First BancShares, Inc. Amended 1990
                           Stock Option Plan, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on
                           Form 10-K for the year ended December 31, 2000
                           (Commission File No. 0-15829).

*10.29                     The Carolina First BancShares, Inc 1999 Long-Term
                           Incentive Plan, incorporated herein by reference to
                           Exhibit 10.22 of the Registrant's Annual Report on
                           Form 10-K for the year ended December 31, 2000
                           (Commission File No. 0-15829).

*10.30                     Deferred Compensation Agreement dated as of February
                           18, 1993 by and between Cabarrus Bank of North
                           Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.31                     Deferred Compensation Agreement dated as of December
                           31, 1996 by and between Carolina First BancShares,
                           Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.32                     Separation and Consulting Agreement between First
                           Charter Corporation and James E. Burt, III dated June
                           29, 2000, incorporated herein by reference to Exhibit
                           10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File
                           No. 0-15829).

*10.33                     Carolina First BancShares, Inc. Amended and Restated
                           Directors' Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No.
                           0-15829).

*10.34                     Amended and Restated Deferred Compensation Plan for
                           Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant's
                           Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 2001 (Commission File No. 0-15829).

*10.35                     First Charter Corporation Directors' Option Deferral
                           Plan.

*10.36                     Supplemental Agreement dated December 19, 2001 for
                           Carl T. McFarland.

*10.37                     Supplemental Agreement dated December 19, 2001 for
                           Stephen M. Rownd.

11.1 Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

21.1                       List of subsidiaries of the Registrant.


23.1     Consent of KPMG LLP.

*        Indicates a management contract or compensatory plan

b. The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2001:

         Current Report on Form 8-K dated October 9, 2001 and filed October 9, 2001, Item 5 and 7.

         Current Report on Form 8-K dated October 10, 2001 and filed October 10, 2001, Item 7 and 9.

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

                                        Date:  March 15, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                   Title                                  Date
           ---------                                   -----                                  ----

    /s/  Lawrence M. Kimbrough               President and Director                      March 15, 2002
----------------------------------------     (Principal Executive
        (Lawrence M. Kimbrough)              Officer)


           /s/  J. Roy Davis, Jr.            Chairman of the Board                       March 15, 2002
----------------------------------------     and Director
           (J. Roy Davis, Jr.)

         /s/  Michael R. Coltrane            Vice Chairman of the                        March 15, 2002
----------------------------------------     Board and Director
             (Michael R. Coltrane)

          /s/  Robert O. Bratton             Executive Vice President                    March 15, 2002
----------------------------------------     (Principal Financial and
             (Robert O. Bratton)             Principal Accounting Officer)

         /s/  Harold D. Alexander            Director                                    March 15, 2002
----------------------------------------
             (Harold D. Alexander)

            /s/  William R. Black            Director                                    March 15, 2002
----------------------------------------
                (William R. Black)

           /s/  James E. Burt, III           Director                                    March 15, 2002
----------------------------------------
               (James E. Burt, III)

          /s/  John J. Godbold, Jr.          Director                                    March 15, 2002
----------------------------------------
              (John J. Godbold, Jr.)

           /s/  Charles F. Harry, III        Director                                    March 15, 2002
----------------------------------------
               (Charles F. Harry, III)

           /s/  Frank H. Hawfield, Jr.       Director                                    March 15, 2002
----------------------------------------
               (Frank H. Hawfield, Jr.)

           /s/  Charles A. James             Director                                    March 15, 2002
----------------------------------------
              (Charles A. James)



           Signature                                   Title                                  Date
           ---------                                   -----                                  ----

         /s/  Walter H. Jones, Jr            Director                                    March 15, 2002
----------------------------------------
             (Walter H. Jones, Jr.)

         /s/  Samuel C. King, Jr.            Director                                    March 15, 2002
----------------------------------------
             (Samuel C. King, Jr.)

            /s/  Jerry E. McGee              Director                                    March 15, 2002
----------------------------------------
                (Jerry E. McGee)

          /s/  Hugh H. Morrison              Director                                    March 15, 2002
----------------------------------------
              (Hugh H. Morrison)

          /s/  Thomas R. Revels              Director                                    March 15, 2002
----------------------------------------
              (Thomas R. Revels)

            /s/  L. D. Warlick, Jr.          Director                                    March 15, 2002
----------------------------------------
                (L. D. Warlick, Jr.)

           /s/  William W. Waters            Director                                    March 15, 2002
----------------------------------------
               (William W. Waters)

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)            Description of Exhibits
---------------            -----------------------
3.1                        Amended and Restated Articles of Incorporation of the
                           Registrant, incorporated herein by reference to
                           Exhibit 3.1 of the Registrant's Annual Report on Form
                           10-K for the year ended December 31, 2001 (Commission
                           File No. 0-15829).

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

*10.4                      Amended and Restated Employment Agreement dated
                           December 19, 2001 for Lawrence M. Kimbrough.

*10.5                      Amended and Restated Employment Agreement dated
                           December 19, 2001 for Robert O. Bratton.

*10.6                      Amended and Restated Employment Agreement dated
                           December 19, 2001 for Robert E. James.

*10.7                      Amended and Restated Employment Agreement dated
                           December 19, 2001 for Carl T. McFarland.

*10.8                      Amended and Restated Supplemental Agreement dated
                           December 19, 2001 for Lawrence M. Kimbrough.

*10.9                      Amended and Restated Supplemental Agreement dated
                           December 19, 2001 for Robert O. Bratton.

*10.10                     Amended and Restated Supplemental Agreement dated
                           December 19, 2001 for Robert E. James.

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

*10.21 Employment Agreement dated as of January 20, 1993, as amended as of August 31, 1995, between Bank of Union and H. Clark Goodwin, incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-15829).

*10.22                     Amended and Restated Employment Agreement dated
                           December 19, 2001 for Stephen M. Rownd.

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

*10.25                     The First Charter Corporation 2000 Omnibus Stock
                           Option and Award Plan, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual



                           Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.26                     The First Charter 1994 Deferred Compensation Plan for
                           Non-Employee Directors, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.27 The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No.
                           0-15829).

*10.28                     The Carolina First BancShares, Inc. Amended 1990
                           Stock Option Plan, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on
                           Form 10-K for the year ended December 31, 2000
                           (Commission File No. 0-15829).

*10.29                     The Carolina First BancShares, Inc 1999 Long-Term
                           Incentive Plan, incorporated herein by reference to
                           Exhibit 10.22 of the Registrant's Annual Report on
                           Form 10-K for the year ended December 31, 2000
                           (Commission File No. 0-15829).

*10.30                     Deferred Compensation Agreement dated as of February
                           18, 1993 by and between Cabarrus Bank of North
                           Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.31                     Deferred Compensation Agreement dated as of December
                           31, 1996 by and between Carolina First BancShares,
                           Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.32                     Separation and Consulting Agreement between First
                           Charter Corporation and James E. Burt, III dated June
                           29, 2000, incorporated herein by reference to Exhibit
                           10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File
                           No. 0-15829).

*10.33                     Carolina First BancShares, Inc. Amended and Restated
                           Directors' Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No.
                           0-15829).

*10.34                     Amended and Restated Deferred Compensation Plan for
                           Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant's
                           Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 2001 (Commission File No. 0-15829).

*10.35                     First Charter Corporation Directors' Option Deferral
                           Plan.

*10.36                     Supplemental Agreement dated December 19, 2001 for
                           Carl T. McFarland.

*10.37                     Supplemental Agreement dated December 19, 2001 for
                           Stephen M. Rownd.

11.1 Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

21.1                       List of subsidiaries of the Registrant.

23.1                       Consent of KPMG LLP.

*indicates a management contract or compensatory plan
