Form 10-Q
period 2002-03-31
FIRST CHARTER CORP /NC/
filed 2002-05-02
CIK 717306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of May 1, 2002 the Registrant had outstanding 30,809,090 shares of Common Stock, no par value.

                            FIRST CHARTER CORPORATION



MARCH 31, 2002 FORM 10-Q


INDEX

                                                                                  Page
                                                                                  ----
PART I            Item 1. Financial Statements:
FINANCIAL                  Consolidated Balance Sheets at March 31, 2002            2
INFORMATION                and December 31, 2001

                           Consolidated Statements of Income for the Three          3
                           Months Ended March 31, 2002 and 2001

                           Consolidated Statements of Shareholders'                 4
                           Equity for the Three Months Ended
                           March 31, 2002 and 2001

                           Consolidated Statements of Cash Flows for the            5
                           Three Months Ended March 31, 2002 and 2001

                           Notes to Consolidated Financial Statements               6

                  Item 2. Management's Discussion and Analysis of Financial        12
                           Condition and Results of Operations

                  Item 3. Quantitative and Qualitative Disclosures about           24
                           Market Risk




PART II
OTHER INFORMATION Item 1. Legal Proceedings                                        25

                  Item 2. Changes in Securities and Use of Proceeds                25

                  Item 3. Defaults Upon Senior Securities                          25

                  Item 4. Submission of Matters to a Vote of Security Holders      25

                  Item 6. Exhibits and Reports on Form 8-K                         25

                  Signature                                                        26

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                       FIRST CHARTER CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31        December 31
                                                                                 2002              2001
----------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share data)                                    (UNAUDITED)
----------------------------------------------------------------------------------------------------------

ASSETS:
Cash and due from banks                                                      $    89,611       $   134,084
Federal funds sold                                                                 1,363             1,161
Interest bearing bank deposits                                                    16,984             6,220
----------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                      107,958           141,465
----------------------------------------------------------------------------------------------------------
Securities available for sale (cost of $1,113,484 at March 31, 2002 and
   $1,066,743 at December 31, 2001; carrying amount of pledged collateral
   at March 31, 2002, $147,173)                                                1,107,939         1,077,365
Loans                                                                          2,029,737         1,955,086
  Less: Unearned income                                                             (277)             (191)
      Allowance for loan losses                                                  (26,576)          (25,843)
----------------------------------------------------------------------------------------------------------
  Loans, net                                                                   2,002,884         1,929,052
----------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                       96,917            96,976
Other assets                                                                      89,922            87,879
----------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                             $ 3,405,620       $ 3,332,737
----------------------------------------------------------------------------------------------------------

LIABILITIES:
Deposits, domestic:
  Noninterest bearing demand                                                 $   257,864       $   276,699
  Interest bearing                                                             1,952,444         1,886,246
----------------------------------------------------------------------------------------------------------
    Total deposits                                                             2,210,308         2,162,945
----------------------------------------------------------------------------------------------------------
Other borrowings                                                                 836,769           808,512
Other liabilities                                                                 54,798            51,939
----------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                          3,101,875         3,023,396
----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock -  no par value; authorized 2,000,000 shares; no shares
  issued and outstanding                                                              --                --
Common stock - no par value; authorized 100,000,000 shares;
  issued and outstanding 30,805,474 and 30,742,532 shares                        135,751           135,167
Common stock held in Rabbi Trust for deferred compensation                          (410)             (388)
Deferred compensation payable in common stock                                        410               388
Retained earnings                                                                171,379           168,334
Accumulated other comprehensive (loss) income:
  Unrealized (loss) gain on securities available for sale, net                    (3,385)            5,840
----------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                   303,745           309,341
----------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 3,405,620       $ 3,332,737
----------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31
                                                             ------------------------------
(Dollars in thousands, except share and per share data)          2002              2001
-------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                        $     32,815       $    43,816
Federal funds sold                                                      3                31
Interest bearing bank deposits                                         29               156
Securities                                                         16,193            10,067
-------------------------------------------------------------------------------------------
  Total interest income                                            49,040            54,070
-------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                           13,749            21,129
Federal funds purchased and securities
  sold under agreements to repurchase                                 597             1,520
Federal Home Loan Bank and other borrowings                         7,144             6,042
-------------------------------------------------------------------------------------------
  Total interest expense                                           21,490            28,691
-------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                27,550            25,379
PROVISION FOR LOAN LOSSES                                           2,105               750
-------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                25,445            24,629

NONINTEREST INCOME:
Service charges on deposit accounts                                 4,665             2,918
Financial management income                                           668               775
Gain on sale of securities                                          3,763               267
(Loss) income from equity method investments                       (2,959)              111
Mortgage loan fees                                                    407               509
Brokerage services income                                             637               394
Insurance services income                                           2,231             1,991
Trading gains                                                         420                --
Other                                                               1,096             1,455
-------------------------------------------------------------------------------------------
  Total noninterest income                                         10,928             8,420
-------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
Salaries and employee benefits                                     12,897            10,353
Occupancy and equipment                                             4,241             3,570
Data processing                                                       622               596
Advertising                                                           640               643
Postage and supplies                                                1,189             1,189
Professional services                                               1,662             1,164
Telephone                                                             546               291
Other                                                               2,759             2,237
-------------------------------------------------------------------------------------------
  Total noninterest expense                                        24,556            20,043
-------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         11,817            13,006
INCOME TAXES                                                        3,226             4,162
-------------------------------------------------------------------------------------------
NET INCOME                                                   $      8,591       $     8,844
-------------------------------------------------------------------------------------------

NET INCOME PER SHARE:
  Basic                                                      $       0.28       $      0.28
  Diluted                                                    $       0.28       $      0.28
WEIGHTED AVERAGE SHARES:
  Basic                                                        30,798,728        31,696,764
  Diluted                                                      30,993,981        31,833,564


          See accompanying notes to consolidated financial statements.

                   FIRST CHARTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                   COMMON STOCK
                                                                   HELD IN RABBI    DEFERRED                ACCUMULATED
                                               COMMON STOCK          TRUST FOR    COMPENSATION                 OTHER
(Dollars in thousands, except share       -----------------------    DEFERRED      PAYABLE IN    RETAINED  COMPREHENSIVE
data)                                        SHARES       AMOUNT   COMPENSATION   COMMON STOCK   EARNINGS   INCOME (LOSS)   TOTAL
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                31,601,263    $ 151,486       $  --         $ --      $ 155,762     $ 2,039    $ 309,287
Comprehensive income:
  Net income                                      --           --          --           --          8,844          --        8,844
  Unrealized gain on securities available
    for sale, net                                 --           --          --           --             --       5,171        5,171
                                                                                                                        ----------
    Total comprehensive income                                                                                              14,015
Cash dividends                                    --           --          --           --         (5,711)         --       (5,711)
Stock options exercised and Dividend
  Reinvestment Plan stock issued             109,055        1,388          --           --             --          --        1,388
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                   31,710,318    $ 152,874       $  --         $ --      $ 158,895     $ 7,210    $ 318,979
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                30,742,532    $ 135,167       $(388)        $388      $ 168,334     $ 5,840    $ 309,341
Comprehensive income:
  Net income                                      --           --          --           --          8,591          --        8,591
  Unrealized loss on securities available
    for sale, net                                 --           --          --           --             --      (9,225)      (9,225)
                                                                                                                        ----------
    Total comprehensive loss                                                                                                  (634)
Common stock purchased by Rabbi Trust
  for deferred compensation                       --           --         (22)          --             --          --          (22)
Deferred compensation payable
  in common stock                                 --           --          --           22             --          --           22
Cash dividends                                    --           --          --           --         (5,546)         --       (5,546)
Stock options exercised                       62,942          643          --           --             --          --          643
Purchase and retirement of common stock           --          (67)         --           --             --          --          (67)
Other                                             --            8          --           --             --          --            8
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                   30,805,474    $ 135,751       $(410)        $410      $ 171,379     $(3,385)   $ 303,111
------------------------------------------------------------------------------------------------------------------------------------


        See accompanying notes to consolidated financial statements.

                     FIRST CHARTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31
----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                    2002            2001
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $   8,591       $   8,844
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                2,105             750
  Depreciation                                                                             2,461           1,669
  Premium amortization and discount accretion, net                                          (187)            (66)
  Net gain on securities available for sale transactions                                  (3,763)           (267)
  Net loss (gain) on sale of other real estate                                                65             (69)
  Loss (income) from equity method investees                                               2,959            (111)
  Net loss on sale of premises and equipment                                                  --              18
  Origination of mortgage loans held for sale                                            (21,127)        (41,123)
  Proceeds from sale of mortgage loans held for sale                                      23,060          35,021
  Decrease in other assets                                                                 1,142           3,098
  Increase (decrease) in other liabilities                                                 2,860            (590)
----------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                             18,166           7,174
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                     124,803          40,031
Proceeds from maturities of securities available for sale                                105,486          40,337
Purchase of securities available for sale                                               (273,078)       (339,956)
Net (increase) decrease in loans                                                         (78,523)          8,859
Proceeds from sales of other real estate                                                   1,384             876
Net purchases of premises and equipment                                                   (2,403)        (12,332)
----------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                               (122,331)       (262,185)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, money market and savings accounts                      (2,111)          5,094
Net increase in certificates of deposit                                                   49,474           8,759
Net increase in securities sold under repurchase
  agreements and other borrowings                                                         28,257         126,110
Purchase and retirement of common stock                                                      (67)             --
Proceeds from issuance of common stock                                                       651           1,388
Dividends paid                                                                            (5,546)         (5,711)
----------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                             70,658         135,640
----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                (33,507)       (119,371)
Cash and cash equivalents at beginning of period                                         141,465         194,672
----------------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 107,958       $  75,301
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                                 $  22,127       $  29,713
Cash paid for income taxes                                                                   191              --
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Transfer of loans and premises and equipment to other real estate owned                      652              25
Unrealized gain on securities available for sale
  (net of tax effect of $(6,707) and $3,306 for the three months ended
  March 31, 2002 and 2001, respectively)                                                  (9,225)          5,171
Loans securitized and retained in the available for sale portfolio                            --         166,992


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

         Through its financial center locations, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts; "Money Market Rate" accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agriculture, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking. In addition, through First Charter Brokerage Services, a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates six other subsidiaries: First Charter Insurance Services, Inc., First Charter of Virginia Realty Investments, Inc., First Charter Realty Investments, Inc., FCB Real Estate, Inc., First Charter Real Estate Holding, LLC., and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter of Virginia Realty Investments, Inc. is a Virginia corporation engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. FCB Real Estate, Inc. is a North Carolina real estate investment trust and First Charter Real Estate Holdings, LLC is a North Carolina limited liability company. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

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

         Accounting policies followed by the Corporation are presented on pages 43 to 48 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         The Corporation adopted the provisions of SFAS 141 as of June 30, 2001 and fully adopted SFAS 142 as of January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 has not been amortized, but has been evaluated for impairment in accordance with the appropriate accounting literature issued prior to SFAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in 2001 prior to the full adoption of SFAS 142 on January 1, 2002.

         SFAS 141 requires, upon adoption of SFAS 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Corporation reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result did not make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under SFAS 142 are subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle. The Corporation expects to complete the transitional impairment test during the second quarter of 2002.

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

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, the Corporation adopted SFAS No. 144 on January 1, 2002, with no material impact on its consolidated financial statements.

         From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes, to and proposed effective dates, of exposure drafts.

NOTE TWO - NET INCOME PER SHARE

         Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation's potential common stock and contingently issuable shares, which consist of dilutive stock options, restricted stock and shares issuable under the Corporation's share repurchase agreement were issued.

The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented. The effect of potential common stock is excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31
                                                                  -------------------------------
                                                                         2002            2001
                                                                  -------------------------------
Basic weighted average number of common shares outstanding             30,798,728      31,696,764
    Dilutive effect arising from
     potential common stock                                               195,253         136,800
                                                                  -------------------------------
Diluted weighted average number of common shares outstanding           30,993,981      31,833,564
                                                                  ===============================

         The Corporation paid cash dividends of $0.18 per share for both the three months ended March 31, 2002 and 2001.

NOTE THREE - GOODWILL AND OTHER INTANGIBLE ASSETS

         The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of March 31, 2002 and December 31, 2001 and the carrying amount of unamortized intangible assets as of March 31, 2002:

                                                  MARCH 31                          December 31
                                                    2002                                2001
                                       -------------------------------------------------------------------
                                       GROSS CARRYING     ACCUMULATED      Gross Carrying      Accumulated
(Dollars in thousands)                    AMOUNT          AMORTIZATION         Amount         Amortization
----------------------------------------------------------------------------------------------------------
Amortized intangible assets:
  Noncompete agreements (1)               $   946            $  626            $   946            $  575
  Customer lists (1)                          417                86                417                79
  Branch acquisitions (2)                  14,739             2,589             14,739             2,308
----------------------------------------------------------------------------------------------------------
    TOTAL                                 $16,102            $3,301            $16,102            $2,962
----------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
  Goodwill (3)                            $ 6,018                               $6,018
==========================================================================================================

(1) Noncompete agreements and customer lists intangible assets are recorded in the Other Operating Segments as defined in the 2001 Annual Report on Form 10-K.

(2) Branch acquisition intangible assets are recorded in the FCB segment as defined in the 2001 Annual Report on Form 10-K.

(3) Goodwill is recorded in the Other Operating Segments as defined in the 2001 Annual Report on Form 10-K.

         There was no change in the carrying amount of goodwill at March 31, 2002 compared to December 31, 2001.

         Amortization expense totaled $339,000 and $490,000 for the three months ended March 31, 2002 and 2001, respectively.

         The estimated amortization expense for intangible assets for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007 and thereafter is as follows:

                                            ESTIMATED
(Dollars in thousands)                AMORTIZATION EXPENSE
-----------------------------------------------------------
                          2002                     $ 1,294
                          2003                       1,244
                          2004                         970
                          2005                         943
                          2006                         863
                2007 and after                     $ 7,486
-----------------------------------------------------------
                         TOTAL                      12,801
===========================================================

         The following table presents the adjusted effect on net income and on basic and diluted earnings per share excluding the amortization of goodwill for the three months ended March 31, 2002 and 2001 and for the years ended December 31, 2001, 2000 and 1999:

                                        FOR THE THREE MONTHS
                                          ENDED MARCH 31
(Dollars in thousands, except        ------------------------
earnings per share amounts)             2002           2001
-------------------------------------------------------------
  Net income                         $   8,591      $   8,844
  Add back: Goodwill amortization           --             97
-------------------------------------------------------------
    ADJUSTED NET INCOME              $   8,591      $   8,941
-------------------------------------------------------------

Basic earnings per share:
  As reported                        $    0.28      $    0.28
  Goodwill amortization                     --             --
-------------------------------------------------------------
    ADJUSTED NET INCOME              $    0.28      $    0.28
-------------------------------------------------------------

Diluted earnings per share:
  As reported                        $    0.28      $    0.28
  Goodwill amortization                     --             --
-------------------------------------------------------------
    ADJUSTED NET INCOME              $    0.28      $    0.28
-------------------------------------------------------------


                                        FOR THE YEARS ENDED DECEMBER 31
(Dollars in thousands, except        -------------------------------------
earnings per share amounts)             2001          2000         1999
--------------------------------------------------------------------------
  Net income                          $ 35,325      $ 24,841     $ 35,291
  Add back: Goodwill amortization          441           363          203
--------------------------------------------------------------------------
    ADJUSTED NET INCOME               $ 35,766      $ 25,204     $ 35,494
--------------------------------------------------------------------------

Basic earnings per share:
  As reported                           $ 1.12        $ 0.79       $ 1.12
  Goodwill amortization                   0.02          0.01            -
--------------------------------------------------------------------------
    ADJUSTED NET INCOME                 $ 1.14        $ 0.80       $ 1.12
--------------------------------------------------------------------------

Diluted earnings per share:
  As reported                           $ 1.12        $ 0.79       $ 1.11
  Goodwill amortization                   0.01          0.01         0.01
--------------------------------------------------------------------------
    ADJUSTED NET INCOME                 $ 1.13        $ 0.80       $ 1.12
--------------------------------------------------------------------------

NOTE FOUR - IMPAIRED LOANS

         The recorded investment in impaired loans was $22.6 million (of which $16.1 million was on nonaccrual status) and $14.2 million (of which $11.9 million was on nonaccrual status) at March 31, 2002 and December 31, 2001, respectively. The related allowance for loan losses on impaired loans was $2.8 million and $1.8 million at March 31, 2002 and December 31, 2001, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2002 and 2001 was $19.1 million and $18.6 million, respectively.

NOTE FIVE - STOCK REPURCHASE PROGRAM

         On January 23, 2002, the Corporation's Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation's common stock. As of March 31, 2002, no shares have been repurchased under this authorization.

NOTE SIX - TRADING ACTIVITY

         The Corporation engages in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio. Under these agreements the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. For the quarter ended March 31, 2002, the Corporation recognized income of $0.4 million from writing covered call options. There were no written covered call options outstanding at March 31, 2002, and there were no such contracts written during the quarter ended March 31, 2001.

NOTE SEVEN - RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

         During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services ("Impact") to provide this product. Impact will receive a fee from the Corporation equal to 13 percent of the incremental income from this new product for a twenty four month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. ("GFA"), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia and as such GFA and Mr. Godbold will receive commissions from Impact based on fees earned by Impact. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold during January or February of 2002. For the quarter ended March 31, 2002, the Corporation received revenues of approximately $1.0 million which resulted in fees of $40,000 to Impact and resulted in Impact paying commissions to GFA and Mr. Godbold of $28,000.

NOTE EIGHT - BUSINESS SEGMENT INFORMATION

         Refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 for information with respect to the Corporation's policies for defining and accounting for its segments. Financial information by segment for the three months ended March 31, 2002 and 2001 is as follows:

                                               2002
---------------------------------------------------------------------------------------------------
                                                        Other Operating
(Dollars in thousands)                         FCB        Segments (1)    Other (2)         Totals
---------------------------------------------------------------------------------------------------
Total interest income                      $   48,894      $     79       $     67       $   49,040
Total interest expense                         21,343            --            147           21,490
---------------------------------------------------------------------------------------------------
Net interest income                            27,551            79            (80)          27,550
Provision for loan losses                       2,105            --             --            2,105
Total noninterest income                        9,086         3,949         (2,107)          10,928
Total noninterest expense                      20,455         4,035             66           24,556
---------------------------------------------------------------------------------------------------
Net income (loss) before income taxes          14,077            (7)        (2,253)          11,817
Income taxes expense (benefit)                  3,844            (3)          (615)           3,226
---------------------------------------------------------------------------------------------------
Net income (loss)                          $   10,233      $     (4)      $ (1,638)      $    8,591
---------------------------------------------------------------------------------------------------

Total loans, net                           $1,997,484      $  5,400       $     --       $2,002,884
Total assets                                3,356,137        16,934         32,549        3,405,620

                                               2001
---------------------------------------------------------------------------------------------------
                                                        Other Operating
(Dollars in thousands)                         FCB        Segments (1)    Other (2)        Totals
---------------------------------------------------------------------------------------------------
Total interest income                      $   53,947      $     81       $     42       $   54,070
Total interest expense                         28,691            --             --           28,691
---------------------------------------------------------------------------------------------------
Net interest income                            25,256            81             42           25,379
Provision for loan losses                         750            --             --              750
Total noninterest income                        4,513         3,776            131            8,420
Total noninterest expense                      16,976         3,091            (24)          20,043
---------------------------------------------------------------------------------------------------
Net income before income taxes                 12,043           766            197           13,006
Income taxes                                    3,836           263             63            4,162
---------------------------------------------------------------------------------------------------
Net income                                 $    8,207      $    503       $    134       $    8,844
---------------------------------------------------------------------------------------------------

Total loans, net                           $1,947,270      $ 11,166       $     --       $1,958,436
Total assets                                3,033,652        21,992         25,618        3,081,262

(1) Included in other operating segments are revenues, expenses and assets of insurance services, brokerage, mortgage and financial management.

(2) Included in "other" are revenues, expenses and assets of the parent company and eliminations.

NOTE NINE - EQUITY METHOD INVESTMENTS

         The Corporation's equity method investments represent investments in venture capital limited partnerships which invest in early stage companies.

         The Corporation's recognition of earnings or losses from equity method investments is determined by the Corporation's share of the investee's earnings on a quarterly basis. The limited partnerships provide their quarterly financial information on a quarter lag basis, so the Corporation's policy is to record its share of earnings or losses on these equity method investments on a quarter lag basis.

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

         At March 31, 2002 and December 31, 2001 the total investment in equity method investments was $5.8 million and $8.7 million, respectively, and is included in other assets on the consolidated balance sheet. At March 31, 2002, the Corporation's remaining commitment to fund the equity method investments was $1.3 million, all of which is callable in 2002 and is unrelated to the investment discussed in the following paragraph.

         During the first quarter of 2002, the Corporation received the final fourth quarter 2001 valuation for one of its limited partnerships, indicating a decline in the value of one of its investments. As a result, the Corporation recorded a loss on this equity method investment in the first quarter of 2002 of $3.3 million. This loss represents the elimination of a portion of previously recorded unrealized gains on this investee company, and does not represent a loss of the original principal invested in this company. Partially offsetting this $3.3 million loss were gains on other equity method investments of approximately $300,000. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be additional losses on these equity method investments in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation and the notes thereto.

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

OVERVIEW

         The Corporation is a regional financial services company with assets of $3.41 billion and is the holding company for First Charter Bank ("FCB" or the "Bank"). FCB is a full-service bank and trust company with 52 financial centers, five insurance offices and one mortgage origination office located in 17 counties throughout North Carolina. Further, FCB recently opened one mortgage origination office in Virginia. FCB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

CRITICAL ACCOUNTING POLICIES

         The Corporation's significant accounting policies are set forth on pages 43 to 48 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Of these policies, the Corporation considers its policy regarding the allowance for loan losses to be one of its most critical accounting policies, because it requires management's most subjective and complex judgments. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see ALLOWANCE FOR LOAN LOSSES.

         In addition, the Corporation also considers its policy regarding equity method investments to be a critical accounting policy due to the assumptions in the valuation of these investments and other subjective factors. The Corporation's equity method investments represent investments in venture capital limited partnerships which invest in early stage companies.

         The Corporation's recognition of earnings or losses from equity method investments is determined by the Corporation's share of the investment's earnings on a quarterly basis. The limited partnerships provide their quarterly financial information on a quarter lag basis, so the Corporation's policy is to record its share of earnings or losses on these equity method investments on a quarter lag basis.

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

EARNINGS SUMMARY

         Net income amounted to $8.6 million, or $0.28 per diluted common share, for the three months ended March 31, 2002, compared to $8.8 million, or $0.28 per diluted common share, for the three months ended March 31, 2001. The decrease in net income was primarily due to a $1.4 million increase in the provision for loan losses and a $4.5 million increase in noninterest expense partially offset by a $2.2 million increase in net interest income, a $2.5 million increase in noninterest income and a $0.9 million decrease in income tax expense. Net income for the three months ended March 31, 2002 and 2001 was also impacted by certain other items, which are set forth in TABLE ONE. These other items are considered nonrecurring in nature by management and therefore should be considered in year over year analysis of results of operations.

TABLE ONE
SELECTED FINANCIAL DATA
---------------------------------------------------------------------------------------
                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31
                                                      ---------------------------------
(Dollars in thousands, except per share amounts)         2002                2001
--------------------------------------------------------------------------------------
INCOME STATEMENT
Interest income                                       $     49,040        $     54,070
Interest expense                                            21,490              28,691
--------------------------------------------------------------------------------------
Net interest income                                         27,550              25,379
Provision for loan losses                                    2,105                 750
Noninterest income                                          10,928               8,420
Noninterest expense                                         24,556              20,043
--------------------------------------------------------------------------------------
Income before income taxes                                  11,817              13,006
Income taxes                                                 3,226               4,162
--------------------------------------------------------------------------------------
Net income                                            $      8,591        $      8,844
--------------------------------------------------------------------------------------

PER COMMON SHARE
Basic net income                                      $       0.28        $       0.28
Diluted net income                                            0.28                0.28
Cash dividends declared                                       0.18                0.18
Period-end book value                                         9.86               10.06
Average shares outstanding - basic                      30,798,728          31,696,764
Average shares outstanding - diluted                    30,993,981          31,833,564
RATIOS
Return on average shareholders' equity (1)                   10.82%              11.46%
Return on average assets (1)                                  1.03                1.24
Net interest margin (1)                                       3.64                3.90
Average loans to average deposits                            90.82              103.56
Average equity to average assets                              9.53               10.85
Efficiency ratio (2)                                         69.82               58.90
Dividend payout                                              64.94               64.79
SELECTED PERIOD END BALANCES
Securities available for sale                         $  1,107,939        $    875,946
Loans, net                                               2,002,884           1,958,436
Allowance for loan losses                                   26,576              28,049
Total assets                                             3,405,620           3,081,263
Total deposits                                           2,210,308           2,012,087
Borrowings                                                 836,769             696,134
Total liabilities                                        3,101,875           2,762,284
Total shareholders' equity                                 303,745             318,979
SELECTED AVERAGE BALANCES
Loans, net                                               1,983,455           2,043,217
Earning assets                                           3,093,516           2,676,436
Total assets                                             3,377,791           2,884,703
Total deposits                                           2,183,990           1,973,002
Borrowings                                                 826,381             550,797
Total shareholders' equity                                 321,966             313,081
--------------------------------------------------------------------------------------

SCHEDULE OF OTHER ITEMS INCLUDED IN EARNINGS
Noninterest income
  Equity portfolio restructuring gains                         834                  --
  Bond portfolio restructuring gains                         2,070                  --
  Equity investment write down                                 (20)               (144)
  Equity method (loss) income                               (2,959)                111
--------------------------------------------------------------------------------------
Total other items                                     $        (75)       $        (33)
--------------------------------------------------------------------------------------
Other items, net of tax                               $        (55)       $        (22)
--------------------------------------------------------------------------------------

(1)      Annualized

(2) Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities less gain on sale of securities

NET INTEREST INCOME

         An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheets for the three months ended March 31, 2002 and 2001 is presented in TABLE TWO. The changes in net interest income for the three months ended March 31, 2002 and 2001 are analyzed in TABLE THREE.

         Net interest income, the difference between total interest income and total interest expense, is the Corporation's principal source of earnings. Net interest income amounted to $27.6 million for the three months ended March 31, 2002, an increase of $2.2 million from net interest income of $25.4 million for the same period in 2001. The increase in net interest income was driven by decreased interest expense, increased loan growth and increased securities interest income. The reduced interest expense for 2002 was due to the lower cost of funding in a declining interest rate environment. The increased securities interest income was due to the increase in the Corporation's average securities available for sale portfolio since the first quarter of 2001. The Corporation began to increase its securities available for sale portfolio late in the first quarter of 2001, to offset the effects of the dampened loan growth.

         Average interest earning assets increased approximately $417.1 million to $3.09 billion for the three months ended March 31, 2002 compared to $2.68 billion for the same 2001 period. This increase is primarily due to a $590.6 million increase in the Corporation's average securities available for sale portfolio for the three months ended March 31, 2002, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The increase in average securities available for sale was primarily due to net purchases of additional securities beginning late in the first quarter of 2001 and continuing through the end of 2001. The increase in average interest earning assets was partially offset by a decrease of $169.2 million in the Corporation's average loan portfolio, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The decrease in average yield on interest earning assets to 6.46 percent for the three months ended March 31, 2002, compared to 8.25 percent for the three months ended March 31, 2001, resulted principally from the decrease in the average prime rate during the three months ended March 31, 2002 to 4.50 percent, from
8.68 percent for the three months ended March 31, 2001. The decrease in the average prime rate is attributable to the Federal Reserve's 475 basis point decrease in the Fed Funds rate during 2001. The average yield earned on loans was 6.73 percent for the three months ended March 31, 2002, compared to 8.72 percent for the same 2001 period.

         In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities of $470.0 million to $2.76 billion for the three months ended March 31, 2002 due to the use of Federal Home Loan Bank ("FHLB") advances to fund securities purchases and increases in deposits. The average rate paid on interest bearing liabilities decreased to 3.16 percent for the three months ended March 31, 2002, compared to
5.09 percent in the same 2001 period, primarily due to a decline in the average rate of borrowings. The average rate paid on interest-bearing deposits was 2.89 percent for the three months ended March 31, 2002, down from 4.94 percent in the same 2001 period. Similarly, the rate paid on other borrowed funds decreased to
3.80 percent for the three months ended March 31, 2002, compared to 5.57 percent in the same 2001 period.

         The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 26 basis points to 3.64 percent for the three months ended March 31, 2002, compared to 3.90 percent in the same 2001 period. The decrease reflects the impact of the declining interest rate environment in 2001, which had a negative impact on the net interest margin as assets repriced faster than liabilities. The addition of lower yielding securities, higher levels of borrowings and competitive forces related to loan and deposit pricing also had a negative impact on the net interest margin.

         The following table includes for the three months ended March 31, 2002 and 2001 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated based on daily averages.

TABLE TWO
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                   FIRST QUARTER 2002                           First Quarter 2001
                                               ------------------------------------------------------------------------------------
                                                               INTEREST        AVERAGE                      Interest      Average
                                                  AVERAGE       INCOME/       YIELD/RATE      Average       Income/      Yield/Rate
(Dollars in thousands)                            BALANCE       EXPENSE        PAID (5)       Balance       Expense       Paid (5)
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Loans (1) (2) (3)                              $ 1,983,455     $ 32,920          6.73%      $ 2,043,217     $ 43,931       8.72%
Securities - taxable                             1,016,391       15,190          5.98           528,309        8,976       6.80
Securities - nontaxable                             85,292        1,353          6.34            92,213        1,473       6.39
Federal funds sold                                     792            4          1.95             1,881           31       6.74
Interest bearing bank deposits                       7,586           28          1.47            10,816          156       5.86
-----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets (4)                       3,093,516       49,495          6.46         2,676,436       54,567       8.25
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                             98,834                                       67,668
Other assets                                       185,442                                      140,559
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                 $ 3,377,791                                  $ 2,884,703
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
Demand deposits                                    559,566        1,431          1.04           488,981        3,122       2.59
Savings deposits                                   116,200          354          1.23           118,862          590       2.01
Other time deposits                              1,254,038       11,964          3.87         1,127,523       17,417       6.26
Other borrowings                                   826,381        7,741          3.80           550,797        7,562       5.57
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities             2,756,185       21,490          3.16         2,286,163       28,691       5.09
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest bearing sources:
Noninterest bearing deposits                       254,186                                      237,636
Other liabilities                                   45,454                                       47,823
Shareholders' equity                               321,966                                      313,081
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                       $ 3,377,791                                  $ 2,884,703
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                              3.30                                      3.16
Impact of noninterest bearing sources                                            0.34                                      0.74
-----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME/
    YIELD ON EARNINGS ASSETS                                   $ 28,005          3.64%                      $ 25,876       3.90%
-----------------------------------------------------------------------------------------------------------------------------------

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)      Average loan balances are shown net of unearned income.

(3) Includes amortization of deferred loan fees of approximately $633 and $679 for the first quarter of 2002 and 2001, respectively.

(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first quarter of 2002 and 2001. The adjustments made to convert to a taxable-equivalent basis were $455 and $497 for the first quarter of 2002 and 2001, respectively.

(5)      Annualized

         The following tables presents the changes in net interest income from the three months ended March 31, 2001 to March 31, 2002:


TABLE THREE
VOLUME AND RATE VARIANCE ANALYSIS
------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED MARCH 31
                                      ---------------------------------------------------------
                                            INCREASE (DECREASE) IN NET INTEREST INCOME
                                                           DUE TO CHANGE IN (1)
                                      ---------------------------------------------------------
                                             2001                                        2002
                                            INCOME/                                    INCOME/
(DOLLARS IN THOUSANDS)                      EXPENSE         RATE          VOLUME       EXPENSE
------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                       $43,931       $ (9,873)      $(1,138)      $32,920
Securities - taxable                          8,976         (1,580)        7,794        15,190
Securities - nontaxable                       1,473            (10)         (110)        1,353
Federal funds sold                               31            (16)          (11)            4
Interest bearing bank deposits                  156           (100)          (28)           28
------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                    $54,567       $(11,579)      $ 6,507       $49,495
------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Demand deposits                             $ 3,122       $ (2,006)        $ 315       $ 1,431
Savings deposits                                590           (225)          (11)          354
Other time deposits                          17,417         (7,034)        1,581        11,964
Other borrowings                              7,562         (3,003)        3,182         7,741
------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                    28,691        (12,268)        5,067        21,490
------------------------------------------------------------------------------------------------
        NET INTEREST INCOME                 $25,876          $ 689       $ 1,440       $28,005
------------------------------------------------------------------------------------------------

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the three months ended March 31, 2002 amounted to $2.1 million, compared to the provision for loan losses of $0.8 million for the same period in 2001. The increase in the provision for loan losses was due to $74.7 million in net loan growth and higher net charge-offs during the first quarter of 2002.

         Net charge-offs for the three months ended March 31, 2002 were $1.4 million or 0.28 percent of average loans compared to $0.7 million or 0.15 percent of average loans for the same period in 2001. The increase in net charge-offs was primarily due to the effects of slower economic growth on some customers within the portfolio. First Charter continues to monitor the asset quality of the loan portfolio and charge-offs are recorded based upon the financial condition of the borrower and the likelihood of repayment.

NONINTEREST INCOME

         Noninterest income increased 30 percent to $10.9 million for the three months ended March 31, 2002 compared to $8.4 million for the comparable 2001 period. The increase in noninterest income was driven by increased service charge income on deposit accounts, trading gains, brokerage revenues, the continued growth of First Charter Insurance Services and securities gains. Premiums earned on written covered call options on fixed income securities comprised the majority of our trading gains. The effects of these items were offset to a certain degree by net losses on equity method investments of $3.0 million during the first quarter of 2002. As discussed in NOTE NINE of the consolidated financial statements, the components of the $3.0 million net loss were a loss of $3.3 million on one equity investment that was partially offset by a gain on other equity method investments of approximately $300,000. These net losses are included in the Other segment as presented in NOTE EIGHT of the consolidated financial statements.

         During the first quarter of 2002, we restructured a portion of our securities available for sale investment portfolio. We sold approximately $87.3 million of longer maturities and replaced them with securities having shorter maturities. In addition, our equity securities portfolio was reduced in order to focus our efforts on other activities that we believe could result in greater returns. These restructurings resulted in gains aggregating approximately $2.9 million. In addition, gains on sales of callable securities amounted to $0.9 million for the first quarter of 2002. As part of the active management of our securities available for sale investment portfolio, callable securities which appear to be on the verge of being called are sold in order to recognize their gain in value.

         During the first quarter of 2002, net losses from equity method investments of $3.0 million offset a portion of the increases experienced in noninterest income. First Charter's equity method investments represent investments in venture capital limited partnerships. First Charter recognizes gains or losses from equity method investments based upon changes in our share of the fair market value of the limited partnerships' investments as reported by such limited partnerships.

NONINTEREST EXPENSE

         Noninterest expense increased $4.5 million to $24.6 million for the three months ended March 31, 2002 from $20.0 million in the comparable 2001 period. The major contributors to that expense increase for the first quarter were the increase in occupancy and equipment associated with the move into the First Charter Center, expenses related to the implementation of a new computer operating system and the costs associated with the human resources added during 2001. Additionally, as revenues increased in certain noninterest income categories, incentive compensation based on that revenue increased as well. The efficiency ratio for the first quarter of 2002 increased to 69.8 percent compared to 58.9 percent for the first quarter of 2001. Although this ratio has increased as infrastructure was added during 2001, the majority of the increase relates to the losses from equity method investments recognized during the first quarter of 2002. The efficiency ratio for the first quarter of 2002 would have been 64.4 percent excluding the $3.0 million of losses from equity method investments.

INCOME TAXES

         Total income tax expense for the three months ended March 31, 2002 was $3.2 million for an effective tax rate of 27.3 percent compared to $4.2 million for an effective tax rate of 32.0 percent for the same period in 2001. The decrease in the tax expense for the three months ended March 31, 2002, was attributable to a decrease in taxable income and the effective tax rate. The decrease in the effective tax rate was due to tax-planning initiatives undertaken for 2002.

FINANCIAL CONDITION

SUMMARY

         Total assets at March 31, 2002 amounted to $3.41 billion, compared to $3.33 billion at December 31, 2001 and $3.08 billion at March 31, 2001. Gross loans at March 31, 2002 amounted to $2.03 billion, compared to $1.96 billion at December 31, 2001 and $1.99 billion at March 31, 2001. This increase from prior periods was due to increased loan demand experienced during the first quarter of 2002. As the economy begins to signal improvement, we remain cautious in our underwriting and approval process in consideration of the current economic environment.

         The securities available for sale portfolio increased to $1.11 billion at March 31, 2002, compared to $1.08 billion at December 31, 2001, and $875.9 million at March 31, 2001. The increase in securities available for sale was due to the purchases beginning in early 2001, and continuing throughout 2001, to increase earning assets in order to offset the lack of loan growth that was forecasted for the remainder of 2001.

         The carrying value of securities available for sale was approximately $5.5 million below their amortized cost at March 31, 2002, which represents gross unrealized gains of $10.5 million and gross unrealized losses of $16.0 million.

         Total deposits at March 31, 2002 amounted to $2.21 billion, compared to $2.16 billion at December 31, 2001 and $2.01 billion at March 31, 2001. Other borrowings increased to $836.8 million at March 31, 2002 compared to $808.5 million at December 31, 2001, and $696.1 million at March 31, 2001. The increase was primarily due to increases in Federal Home Loan Bank advances, the proceeds of which were principally used to fund loan growth and security purchases.

         Shareholders' equity at March 31, 2002 was $303.7 million, which represented a book value per share of $9.86 and an equity-to-assets percentage of 9.53 percent. The securities available for sale portfolio's had an unrealized net loss of $3.4 million (net of tax) at March 31, 2002, compared to an unrealized net gain of $5.8 million (net of tax) at December 31, 2001.

NONPERFORMING ASSETS

         The total of nonperforming assets increased to $34.8 million at March 31, 2002 compared to $31.9 million and $30.6 million at December 31, 2001 and March 31, 2001, respectively. As a percentage of total assets, nonperforming assets have increased to 1.02 percent at March 31, 2002 compared to 0.96 percent and 0.99 at December 31, 2001 and March 31, 2001, respectively. The increase in nonperforming assets during the first quarter of 2002 was primarily due to the addition of two commercial relationships, which are secured by real estate, to nonaccrual status during the quarter ended March 31, 2002.

         Total nonperforming assets and loans 90 days or more past due and still accruing interest at March 31, 2002 were $34.8 million or 1.71 percent of total loans and other real estate, compared to $32.0 million or 1.62 percent of total loans and other real estate at December 31, 2001. Nonaccrual loans at March 31, 2002 increased to $27.6 million, compared to $23.8 at December 31, 2001. Nonaccrual loans at March 31, 2002 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. The components of nonperforming assets and loans 90 days or more past due and still accruing are presented in the table below:

TABLE FOUR
NONPERFORMING AND PROBLEM ASSETS
----------------------------------------------------------------------------------------
                                                          MARCH 31           December 31
(Dollars in thousands)                                      2002                 2001
----------------------------------------------------------------------------------------
Nonaccrual loans                                          $ 27,558             $ 23,824
Other real estate                                            7,208                8,049
----------------------------------------------------------------------------------------
  Total nonperforming assets                                34,766               31,873
----------------------------------------------------------------------------------------
Loans 90 days or more past due
  and still accruing interest                                   38                  152
----------------------------------------------------------------------------------------
  Total nonperforming assets and loans 90 days or
    more past due and still accruing interest             $ 34,804             $ 32,025
----------------------------------------------------------------------------------------

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

         At March 31, 2002 the allowance for loan losses was $26.6 million or
1.31 percent of gross loans compared to $25.8 million or 1.32 percent at December 31, 2001 and $28.0 million, or 1.41 percent at March 31, 2001. The decrease in the allowance for loan losses ratio from December 31, 2001 was primarily the result of loan growth experienced during the first quarter of 2002. The decrease in the ratio of the allowance for loan losses to gross loans from March 31, 2001 to March 31, 2002 was primarily due to higher net loan charge-offs associated with two large commercial relationships which were written down during the fourth quarter of 2001. These commercial loans had been identified as impaired during 2000 and had specific allocated reserves.

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

TABLE FIVE
ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------
                                                               THREE MONTHS
                                                              ENDED MARCH 31
                                                      ----------------------------
(Dollars in thousands)                                    2002              2001
----------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                          $   25,843       $    28,447
----------------------------------------------------------------------------------
LOAN CHARGE-OFFS:
Commercial, financial and agricultural                       600               454
Real estate - construction                                    --                --
Real estate - mortgage                                        32                --
Installment                                                  925               496
----------------------------------------------------------------------------------
  Total loans charged-off                                  1,557               950
----------------------------------------------------------------------------------
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial, financial and agricultural                        22                80
Real estate - construction                                    --                --
Real estate - mortgage                                        19                54
Installment                                                  109                85
Other                                                         35                --
----------------------------------------------------------------------------------
  Total recoveries of loans previously charged-off           185               219
----------------------------------------------------------------------------------
    Net charge-offs                                        1,372               731
----------------------------------------------------------------------------------
Provision for loan losses                                  2,105               750
Adjustment for loans sold and securitized                     --              (417)
----------------------------------------------------------------------------------
BALANCE, MARCH 31                                     $   26,576       $    28,049
----------------------------------------------------------------------------------

Average loans, net of unearned income                 $1,983,455       $ 2,043,217
Net charge-offs to average loans (annualized)               0.28%             0.15%
Allowance for loan losses to
  gross loans at March 31                                   1.31              1.41
----------------------------------------------------------------------------------

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

         The Corporation's primary source of funding is from customer deposits, loan repayments, and securities available for sale. If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At March 31, 2002, the Bank had an available line of credit with the FHLB totaling $788.9 million with $119.2 million available. At March 31, 2002, FCB also had federal funds back-up lines of credit totaling $50.0 million, of which there were no amounts outstanding. At March 31, 2002, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstandings of $8.1 million.

         Another source of liquidity is the securities available for sale portfolio. See "FINANCIAL CONDITION - Summary" for further discussion. Management believes the Bank's sources of liquidity are adequate to meet loan demand, operating needs and deposit withdrawal requirements.

         The Corporation has obligations under existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. The Corporation anticipates refinancing during 2002 any contractual obligations that are due in less than one year.

TABLE SIX
CONTRACTUAL OBLIGATIONS
As of March 31, 2002
------------------------------------------------------------------------------------------------------------
                                                       PAYMENTS DUE BY PERIOD
                                         LESS THAN
(DOLLARS IN THOUSANDS)                    1 YEAR        1-3 YEARS     4-5 YEARS   OVER 5 YEARS       TOTAL
------------------------------------------------------------------------------------------------------------
Other borrowings                        $  368,449      $ 40,080      $ 65,080      $363,160      $  836,769
Lease obligations                            1,731         2,830         1,971         1,400           7,932
Equity method investees funding              1,250            --            --            --           1,250
Deposits (1)                             1,954,975       199,455        55,468           410       2,210,308
------------------------------------------------------------------------------------------------------------
  TOTAL CONTRACTUAL CASH OBLIGATIONS    $2,326,405      $242,365      $122,519      $364,970      $3,056,259
------------------------------------------------------------------------------------------------------------

(1) Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

ASSET-LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

         The primary objective of the Corporation's asset-liability management strategy is to reduce the risk of a significant decrease in net interest income caused by interest rate changes without unduly penalizing current earnings. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. This model is updated monthly and is based on a range of interest rate scenarios. Under the Corporation's policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Management believes this method more accurately measures interest rate risk. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk would positively impact net interest income by approximately 1.57 percent of net interest income at December 31, 2001. Assuming a 150 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation's sensitivity to interest rate risk would negatively impact net interest income by approximately 0.61 percent of net interest income at December 31, 2001. Both scenarios are within Management's acceptable range.

         From time to time, the Corporation may use derivative financial instruments including futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. At March 31, 2002, the Corporation had no such derivative financial instruments. Refer to NOTE SIX to consolidated financial statements and RESULTS OF OPERATIONS for a discussion of the Corporation's use of written over-the-counter covered call options during 2002 and 2001. The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

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

TABLE SEVEN
COMMITMENTS
As of March 31, 2002
------------------------------------------------------------------------------------------------
                                        AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                               LESS THAN                                           TOTAL AMOUNTS
(DOLLARS IN THOUSANDS)          1 YEAR      1-3 YEARS    4-5 YEARS   OVER 5 YEARS    COMMITTED
------------------------------------------------------------------------------------------------
Lines of Credit                $ 83,224      $ 2,030      $ 5,071      $201,461      $291,786
Standby Letters of Credit         6,779          265           --            --         7,044
Loan Commitments                156,081       51,499       15,817         8,657       232,054
------------------------------------------------------------------------------------------------
  TOTAL COMMITMENTS            $246,084      $53,794      $20,888      $210,118      $530,884
------------------------------------------------------------------------------------------------

CAPITAL RESOURCES

         At March 31, 2002, total shareholders' equity was $303.7 million, representing a book value of $9.86 per share, compared to $309.3 million or a book value of $10.06 per share at December 31, 2001. The decrease was primarily due to the recognition of $9.2 million in after-tax unrealized losses on available for sale securities combined with net earnings (net income less dividends) of $3.0 million and the receipt of $0.6 million from the sale of approximately 62,942 shares of common stock issued for stock options.

         At March 31, 2002, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation's and the Bank's various regulators categorized the Corporation and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities' categories. The Corporation's capital requirements are summarized in the table below:

                                                                                        RISK-BASED CAPITAL
                                                                  ------------------------------------------------------------------
                                       LEVERAGE CAPITAL                   TIER 1 CAPITAL                    TOTAL CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)            AMOUNT         PERCENTAGE (1)      AMOUNT        PERCENTAGE (2)       AMOUNT      PERCENTAGE (2)
-----------------------------------------------------------------------------------------------------------------------------------
Actual                          $ 288,156            8.58%         $ 288,156            12.60%         $315,385          13.80%
Required                          134,348            4.00             91,448             4.00           182,895           8.00
Excess                            153,808            4.58            196,708             8.60           132,490           5.80

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

ACCOUNTING AND REGULATORY MATTERS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         The Corporation adopted the provisions of SFAS 141 as of June 30, 2001 and fully adopted SFAS 142 as of January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 has not been amortized, but has been evaluated for impairment in accordance with the appropriate accounting literature issued prior to SFAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in 2001 prior to the full adoption of SFAS 142 on January 1, 2002.

         SFAS 141 requires, upon adoption of SFAS 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Corporation reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result did not make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under SFAS 142 are subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle. The Corporation expects to complete the transitional impairment test during the second quarter of 2002.

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

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

Unusual and Infrequently Occurring Events and Transactions". This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, the Corporation adopted SFAS No. 144 on January 1, 2002, with no material impact on its consolidated financial statements.

         From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes, to and proposed effective dates, of exposure drafts.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table presents information concerning market risk sensitive instruments as of March 31, 2002:

MARKET RISK
-----------------------------------------------------------------------------------------------------------------------------------
March 31, 2002
                                                                                    EXPECTED MATURITY
                                                     ------------------------------------------------------------------------------
(Dollars in thousands)                  TOTAL          1 YEAR        2 YEARS     3 YEARS       4 YEARS      5 YEARS   THEREAFTER
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Debt securities
  Fixed rate
  Book value                         $1,069,978      $  187,957     $140,970     $164,044     $148,742     $241,492     $186,773
  Weighted average effective yield         5.88%
  Fair value                         $1,062,974
Loans
  Fixed rate
  Book value                         $  913,339         178,842      146,511      148,987      130,444       74,970      233,585
  Weighted average effective yield         7.67%
  Fair value                         $  940,072
  Variable rate
  Book value                         $1,089,545         331,860      130,941      118,907      100,564      126,631      280,642
  Weighted average effective yield         5.33%
  Fair value                         $1,083,664

LIABILITIES
Deposits
  Fixed rate
  Book value                         $1,270,725       1,019,129      148,339       47,379        8,249       47,219          410
  Weighted average effective yield         3.58%
  Fair value                         $1,270,864
  Variable rate
  Book value                         $  681,719         677,982        3,519          218           --           --           --
  Weighted average effective yield         1.19%
  Fair value                         $  681,896
Other borrowings
  Fixed rate
  Book value                         $  537,280          83,960       25,040           40           40       65,040      363,160
  Weighted average effective yield         5.05%
  Fair value                         $  536,026
  Variable rate
  Book value                         $  299,489         284,489           --       15,000           --           --           --
  Weighted average effective yield         2.20%
  Fair value                         $  299,531

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


         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2002:

                  Current Report on Form 8-K dated January 15, 2002 and filed January 15, 2002, Items 5 and 7.

                  Current Report on Form 8-K dated January 16, 2002 and filed January 16, 2002, Items 7 and 9.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST CHARTER CORPORATION
                                             (Registrant)


Date:  May 2, 2002                        By: /s/   Robert O. Bratton
                                              ----------------------------
                                              Robert O. Bratton
                                              Executive Vice President &
                                              Chief Financial Officer