Form 10-Q
period 2002-06-30
FIRST CHARTER CORP /NC/
filed 2002-08-13
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Registrant’s telephone number, including area code (704) 688-4300

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

     As of August 12, 2002 the Registrant had outstanding 30,260,494 shares of Common Stock, no par value.

First Charter Corporation

June 30, 2002 Form 10-Q

INDEX

			Page

Part I	Item 1.	Financial Statements:
Financial		Consolidated Balance Sheets at June 30, 2002	2
Information		and December 31, 2001

		Consolidated Statements of Income for the Three	3
		and Six Months Ended June 30, 2002 and 2001

		Consolidated Statements of Shareholders’	4
		Equity for the Six Months Ended
		June 30, 2002 and 2001

		Consolidated Statements of Cash Flows for the	5
		Six Months Ended June 30, 2002 and 2001

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial	12
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about	29
		Market Risk

Part II
Other Information	Item 1.	Legal Proceedings	30

	Item 2.	Changes in Securities and Use of Proceeds	30

	Item 3.	Defaults Upon Senior Securities	30

	Item 4.	Submission of Matters to a Vote of Security Holders	30

	Item 6.	Exhibits and Reports on Form 8-K	30

	Signature		32

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

First Charter Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30	December 31
	2002	2001

(Dollars in thousands, except share data)	(Unaudited)

Assets:
Cash and due from banks	$93,287	$134,084
Federal funds sold	948	1,161
Interest bearing bank deposits	16,513	6,220

Cash and cash equivalents	110,748	141,465

Securities available for sale (cost of $1,084,725 at June 30, 2002 and $1,066,743 at December 31, 2001; carrying amount of pledged collateral at June 30, 2002, $144,117)	1,104,995	1,076,324
Loans	2,125,819	1,955,086
Less: Unearned income	(254)	(191)
Allowance for loan losses	(27,213)	(25,843)

Loans, net	2,098,352	1,929,052

Premises and equipment, net	95,070	96,976
Other assets	81,090	88,920

Total assets	$3,490,255	$3,332,737

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$282,324	$276,699
Interest bearing	1,980,635	1,886,246

Total deposits	2,262,959	2,162,945

Other borrowings	847,752	808,512
Other liabilities	55,493	51,939

Total liabilities	3,166,204	3,023,396

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 30,829,895 and 30,742,532 shares	135,876	135,167
Common stock held in Rabbi Trust for deferred compensation	(429)	(388)
Deferred compensation payable in common stock	429	388
Retained earnings	175,818	168,334
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net	12,357	5,840

Total shareholders’ equity	324,051	309,341

Total liabilities and shareholders’ equity	$3,490,255	$3,332,737

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(Dollars in thousands, except share and per share data)	2002	2001	2002	2001

Interest income:
Loans	$33,497	$40,496	$66,312	$84,312
Federal funds sold	6	15	9	46
Interest bearing bank deposits	32	81	61	237
Securities	15,898	14,799	32,091	24,866

Total interest income	49,433	55,391	98,473	109,461

Interest expense:
Deposits	12,694	20,638	26,443	41,767
Federal funds purchased and securities sold under agreements to repurchase	594	1,509	1,191	3,029
Federal Home Loan Bank and other borrowings	7,537	6,896	14,681	12,938

Total interest expense	20,825	29,043	42,315	57,734

Net interest income	28,608	26,348	56,158	51,727
Provision for loan losses	2,240	1,190	4,345	1,940

Net interest income after provision for loan losses	26,368	25,158	51,813	49,787

Noninterest income:
Service charges on deposit accounts	4,781	3,568	9,446	6,792
Financial management income	679	640	1,347	1,415
Gain on sale of securities	989	282	4,752	549
Income (loss) from equity method investments	23	(102)	(2,936)	9
Mortgage loan fees	409	749	816	1,258
Brokerage services income	420	520	1,057	914
Insurance services income	2,114	1,865	4,345	3,856
Trading gains	322	233	742	233
Gain on sale of property	1,013	—	1,013	—
Other	944	1,059	2,040	2,208

Total noninterest income	11,694	8,814	22,622	17,234

Noninterest expense:
Salaries and employee benefits	13,208	10,659	26,105	21,012
Occupancy and equipment	4,184	3,799	8,425	7,369
Data processing	828	494	1,450	904
Advertising	634	552	1,274	1,195
Postage and supplies	1,078	1,136	2,267	2,325
Professional services	1,719	1,418	3,381	2,582
Telephone	568	553	1,114	971
Amortization of intangibles	328	447	667	937
Other	1,775	1,820	4,195	3,626

Total noninterest expense	24,322	20,878	48,878	40,921

Income before income taxes	13,740	13,094	25,557	26,100
Income taxes	3,751	4,223	6,977	8,385

Net income	$9,989	$8,871	$18,580	$17,715

Net income per share:
Basic	$0.32	$0.28	$0.60	$0.56
Diluted	$0.32	$0.28	$0.60	$0.56
Weighted average shares:
Basic	30,829,356	31,719,241	30,814,127	31,708,003
Diluted	31,098,379	31,906,705	31,046,469	31,870,134

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
	Common Stock		Trust for	Compensation		Other
			Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income	Total

Balance, December 31, 2000	31,601,263	$151,486	$—	$—	$155,762	$2,039	$309,287
Comprehensive income:
Net income	—	—	—	—	17,715	—	17,715
Unrealized gain on securities available for sale, net	—	—	—	—	—	7,139	7,139

Total comprehensive income							24,854
Cash dividends	—	—	—	—	(11,420)	—	(11,420)
Stock options exercised and Dividend Reinvestment Plan stock issued	127,111	1,495	—	—	—	—	1,495
Purchase and retirement of common stock	(7,000)	(112)	—	—	—	—	(112)

Balance, June 30, 2001	31,721,374	$152,869	$—	$—	$162,057	$9,178	$324,051

Balance, December 31, 2001	30,742,532	$135,167	$(388)	$388	$168,334	$5,840	$309,341
Comprehensive income:
Net income	—	—	—	—	18,580	—	18,580
Unrealized gain on securities available for sale, net	—	—	—	—	—	6,517	6,517

Total comprehensive income							25,097
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(41)	—	—	—	(41)
Deferred compensation payable in common stock	—	—	—	41	—	—	41
Cash dividends	—	—	—	—	(11,096)	—	(11,096)
Stock options exercised	87,363	942	—	—	—	—	942
Purchase and retirement of common stock	—	(244)	—	—	—	—	(244)
Other	—	11	—	—	—	—	11

Balance, June 30, 2002	30,829,895	$135,876	$(429)	$429	$175,818	$12,357	$324,051

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30

(Dollars in thousands)	2002	2001

Cash flows from operating activities:
Net income	$18,580	$17,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,345	1,940
Depreciation	4,969	3,742
Amortization of intangibles	667	937
Premium amortization and discount accretion, net	(28)	(388)
Net gain on securities available for sale transactions	(4,752)	(549)
Net loss (gain) on sale of other real estate	65	(53)
Loss (income) from equity method investees	2,936	(9)
Net (gain) loss on sale property	(1,013)	—
Origination of mortgage loans held for sale	(35,102)	(93,755)
Proceeds from sale of mortgage loans held for sale	40,949	85,064
Decrease in other assets	1,229	6,781
Increase (decrease) in other liabilities	3,554	(2,279)

Net cash provided by operating activities	36,399	19,146

Cash flows from investing activities:
Proceeds from sales of securities available for sale	384,785	65,264
Proceeds from maturities of securities available for sale	150,146	105,740
Purchase of securities available for sale	(548,130)	(490,333)
Net (increase) decrease in loans	(181,481)	25,267
Proceeds from sales of other real estate	1,771	1,425
Net purchases of premises and equipment	(3,063)	(24,359)

Net cash used in investing activities	(195,972)	(316,996)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	26,144	25,958
Net increase in certificates of deposit	73,870	94,835
Net increase in securities sold under repurchase agreements and other borrowings	39,240	73,459
Purchase and retirement of common stock	(244)	(112)
Proceeds from issuance of common stock	942	1,495
Dividends paid	(11,096)	(11,420)

Net cash provided by financing activities	128,856	184,215

Net decrease in cash and cash equivalents	(30,717)	(113,635)
Cash and cash equivalents at beginning of period	141,465	194,672

Cash and cash equivalents at end of period	$110,748	$81,037

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,709	$27,847
Cash paid for income taxes	7,163	8,582
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate	1,989	1,836
Unrealized gain on securities available for sale (net of tax effect of $4,172 and $4,355 for the six months ended June 30, 2002 and 2001, respectively)	6,517	7,139
Loans securitized and retained in the available for sale portfolio	—	166,992

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     First Charter Corporation (the “Corporation”) is a bank holding company established as a North Carolina Corporation in 1983. Its principal asset is the stock of its subsidiary, First Charter Bank (“FCB” or the “Bank”). FCB is a full service bank, which now operates 52 financial centers, five insurance offices and one mortgage origination office in addition to its main office, as well as 93 ATMs (automated teller machines). These facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. Further, FCB maintains one mortgage origination office in Virginia.

     Through its financial center locations, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts; “Money Market Rate” accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agriculture, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking. In addition, through First Charter Brokerage Services, a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates six other subsidiaries: First Charter Insurance Services, Inc., First Charter of Virginia Realty Investments, Inc., First Charter Realty Investments, Inc., FCB Real Estate, Inc., First Charter Real Estate Holding, LLC., and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter of Virginia Realty Investments, Inc. is a Virginia corporation engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. FCB Real Estate, Inc. is a North Carolina real estate investment trust and First Charter Real Estate Holdings, LLC is a North Carolina limited liability company. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

Note One — Accounting Policies

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, FCB. In consolidation, all intercompany accounts and transactions have been eliminated.

     The information contained in the consolidated financial statements, excluding December 31, 2001 information, is unaudited. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for interim periods. All such adjustments were of a normal recurring nature. Certain amounts reported in prior periods have been reclassified to conform with the current period presentation. Such reclassifications have no effect on net income or shareholders’ equity as previously reported.

     Accounting policies followed by the Corporation are presented on pages 43 to 48 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

     The Corporation adopted the provisions of SFAS No. 141 as of June 30, 2001 and fully adopted SFAS No. 142 as of January 1, 2002. Accordingly, goodwill acquired in business combinations initiated after July 1, 2001 are not amortized, and all other goodwill ceased being amortized on January 1, 2002.

     SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Corporation reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under SFAS No. 142 are subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Goodwill as of January 1, 2002 was tested during the first six months of 2002. As a result of this testing, no impairment charges were recorded.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The Corporation also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. The Corporation does not expect adoption of this statement to have a material effect on its consolidated financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, the Corporation adopted SFAS No. 144 on January 1, 2002, with no material impact on its consolidated financial statements.

     From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes to and proposed effective dates, of exposure drafts.

Note Two — Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented. The effect of potential common stock is excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30

	2002	2001	2002	2001

Basic weighted average number of common shares outstanding	30,829,356	31,719,241	30,814,127	31,708,003
Dilutive effect arising from potential common stock	269,023	187,464	232,342	162,131

Diluted weighted average number of common shares outstanding	31,098,379	31,906,705	31,046,469	31,870,134

     The Corporation paid cash dividends of $0.18 per share for both the three months ended June 30, 2002 and 2001, and paid cash dividends of $0.36 for both the six months ended June 30, 2002 and 2001.

Note Three — Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of June 30, 2002 and December 31, 2001 and the carrying amount of unamortized intangible assets as of June 30, 2002 and December 31, 2001:

	June 30		December 31
	2002		2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements (1)	$946	$665	$946	$575
Customer lists (1)	417	93	417	79
Mortgage servicing rights (1)	4,643	2,264	4,643	1,615
Branch acquisitions (2)	14,739	2,871	14,739	2,308

Total	$20,745	$5,893	$20,745	$4,577

Unamortized intangible assets:
Goodwill (3)	$6,018		$6,018

(1)  Noncompete agreements, customer lists and mortgage servicing rights intangible assets are recorded in the Other Operating Segments as defined in the 2001 Annual Report on Form 10-K.

(2)  Branch acquisition intangible assets are recorded in the FCB segment as defined in the 2001 Annual Report on Form 10-K.

(3)  Goodwill is recorded in the Other Operating Segments as defined in the 2001 Annual Report on Form 10-K.

     There was no change in the carrying amount of goodwill at June 30, 2002 compared to December 31, 2001.

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $328,000 and $667,000 for the three months and six months ended June 30, 2002, respectively, compared to $447,000 and $937,000 for the comparable 2001 periods.

     The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007 and thereafter is as follows:

Estimated
(Dollars in thousands)	Amortization Expense

2002	$1,294
2003	1,244
2004	970
2005	943
2006	863
2007 and after	$7,826

Total	13,140

     The following table presents the adjusted effect of goodwill amortization on net income and on basic and diluted earnings per share for both the three months and six months ended June 30, 2002 and 2001 and for the years ended December 31, 2001, 2000 and 1999:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(Dollars in thousands, except
earnings per share amounts)	2002	2001	2002	2001

Net income	$9,989	$8,871	$18,580	$17,715
Add back: Goodwill amortization	—	100	—	197

Adjusted net income	$9,989	$8,971	$18,580	$17,912

Basic earnings per share:
As reported	$0.32	$0.28	$0.60	$0.56
Goodwill amortization	—	—	—	—

Adjusted net income	$0.32	$0.28	$0.60	$0.56

Diluted earnings per share:
As reported	$0.32	$0.28	$0.60	$0.56
Goodwill amortization	—	—	—	—

Adjusted net income	$0.32	$0.28	$0.60	$0.56

	For the Years Ended December 31
(Dollars in thousands, except
earnings per share amounts)	2001	2000	1999

Net income	$35,325	$24,841	$35,291
Add back: Goodwill amortization	441	363	203

Adjusted net income	$35,766	$25,204	$35,494

Basic earnings per share:
As reported	$1.12	$0.79	$1.12
Goodwill amortization	0.02	0.01	—

Adjusted net income	$1.14	$0.80	$1.12

Diluted earnings per share:
As reported	$1.12	$0.79	$1.11
Goodwill amortization	0.01	0.01	0.01

Adjusted net income	$1.13	$0.80	$1.12

Note Four — Impaired Loans

     The recorded investment in impaired loans was $27.8 million (of which $19.6 million was on nonaccrual status) and $14.2 million (of which $11.9 million was on nonaccrual status) at June 30, 2002 and December 31, 2001, respectively. The related allowance for loan losses on impaired loans was $3.7 million and $1.8 million at June 30, 2002 and December 31, 2001, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2002 and 2001 was $23.6 million and $18.6 million, respectively.

Note Five — Stock Repurchase Program

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. As of June 30, 2002, no shares have been repurchased under this authorization.

Note Six — Trading Activity

     The Corporation engages in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio. Under these agreements the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. For the three months and six months ended June 30, 2002, the Corporation recognized income of $0.3 million and $0.7 million, respectively, from writing covered call options. The Corporation recognized income of $0.2 million for both the three and six months ended June 30, 2001 from writing covered call options. There were no written covered call options outstanding at June 30, 2002.

Note Seven — Related Party Transactions

     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

     During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact will receive a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty four month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and Mr. Godbold will receive commissions from Impact based on fees earned by Impact. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. For the three and six months ended June 30, 2002, the Corporation received revenues of approximately $1.2 million and $2.2 million, respectively, which resulted in fees of $180,000 and $221,000, respectively, to Impact and resulted in Impact paying commissions to GFA and Mr. Godbold of $126,000 and $155,000, respectively.

Note Eight — Business Segment Information

     Refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 for information with respect to the Corporation’s policies for defining and accounting for its segments. Financial information by segment for the six months ended June 30, 2002 and 2001 is as follows:

2002

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$98,242	$115	$116	$98,473
Total interest expense	42,020	—	295	42,315

Net interest income	56,222	115	(179)	56,158
Provision for loan losses	4,345	—	—	4,345
Total noninterest income	16,731	7,562	(1,671)	22,622
Total noninterest expense	40,585	8,227	66	48,878

Net income (loss) before income taxes	28,023	(550)	(1,916)	25,557
Income taxes expense (benefit)	7,650	(150)	(523)	6,977

Net income (loss)	$20,373	$(400)	$(1,393)	$18,580

Total loans, net	$2,094,194	$4,158	$—	$2,098,352
Total assets	3,436,462	15,642	38,151	3,490,255

2001

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$109,149	$197	$115	$109,461
Total interest expense	57,734	—	—	57,734

Net interest income	51,415	197	115	51,727
Provision for loan losses	1,940	—	—	1,940
Total noninterest income	9,541	7,559	134	17,234
Total noninterest expense	33,995	6,949	(23)	40,921

Net income before income taxes	25,021	807	272	26,100
Income taxes	8,025	273	87	8,385
Net income	$16,996	$534	$185	$17,715

Total loans, net	$1,927,587	$14,029	$—	$1,941,616
Total assets	3,089,621	24,446	25,618	3,139,685

(1)  Included in other operating segments are revenues, expenses and assets of insurance services, brokerage, mortgage and financial management.

(2)  Included in “other” are revenues, expenses and assets of the parent company and eliminations.

Note Nine — Equity Method Investments

     The Corporation’s equity method investments represent investments in venture capital limited partnerships which invest in early stage companies.

     The Corporation’s recognition of earnings or losses from equity method investments is determined by the Corporation’s share of the investee’s earnings on a quarterly basis (or, in the case of some smaller investments, on an annual basis if there has been no significant change in values). The limited partnerships generally provide their financial information during the quarter after the end of a given period, and the Corporation’s policy is to record its share of earnings or losses on these equity method investments in the quarter such information is received.

     These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these limited partnerships invest. All of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made by the management of the limited partnerships, and are subject to review by the Corporation for reasonableness. The assumptions in the valuation of these investments by the limited partnerships include the viability of the business model, the ability of the company to obtain alternative financing, their ability to generate revenues in future periods and other subjective factors. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be widely varying gains or losses on these equity method investments in future periods.

     At June 30, 2002 and December 31, 2001 the total investment in equity method investments was $6.2 million and $8.7 million, respectively, and is included in other assets on the consolidated balance sheet. At June 30, 2002, the Corporation’s remaining commitment to fund the equity method investments was $1.3 million, all of which is callable in 2002 and is unrelated to the investment discussed in the following paragraph.

     During the first quarter of 2002, the Corporation received the final fourth quarter 2001 valuation for one of its limited partnerships, indicating a decline in the value of one of its investments. As a result, the Corporation recorded a loss on this equity method investment in the first quarter of 2002 of $3.3 million. This loss represents the elimination of a portion of previously recorded unrealized gains on this investee company, and does not represent a loss of the original principal invested in this company. Partially offsetting this $3.3 million loss were gains on other equity method investments of approximately $300,000 in the first quarter of 2002 and $100,000 in the second quarter of 2002. See Note Ten.

Note Ten — Subsequent Event

     The Corporation has recently been informed by the manager of the venture capital limited partnership discussed in the fifth paragraph of Note Nine that an investee company is in the process of seeking additional funding prior to year end 2002. The fund manager has indicated that because of the current economic environment this additional funding may cause the investment to be revalued downward by the limited partnership, although the ultimate amount of any loss cannot be determined at this time. As discussed in Note Nine, the Corporation’s internal policy dictates that its investment in the partnership will be adjusted in the quarter it receives the related limited partnership periodic financial statements, which is generally within 90 days after the end of a given quarter. Management believes the current valuation could result in a loss of up to $2.0 million for the Corporation’s share of the investment, which would be recognized in the third or fourth quarter of 2002. The total investment in this limited partnership at June 30, 2002 is $3.4 million. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not continue to be widely varying gains or losses on this and any other equity method investments in future periods.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation and the notes thereto.

     The following discussion contains certain forward-looking statements about the Corporation’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

     Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected business increases in connection with the implementation of our business plan are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the company does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) any inability to generate liquidity necessary to meet loan demand or other cash needs; (9) any inability to accurately predict the adequacy of the loan loss allowance needs; (10) legislation or regulatory requirements or changes adversely affect the businesses in which the company is engaged; and (11) decisions to change the business mix of the company.

Overview

     The Corporation is a regional financial services company with assets of $3.49 billion and is the holding company for First Charter Bank (“FCB” or the “Bank”). FCB is a full-service bank and trust company with 52 financial centers, five insurance offices and one mortgage origination office located in 17 counties throughout North Carolina. Further, FCB maintains one mortgage origination office in Virginia. FCB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

Critical Accounting Policies

     The Corporation’s significant accounting policies are set forth on pages 43 to 48 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001. Of these policies, the Corporation considers its policy regarding the allowance for loan losses to be one of its most critical accounting policies, because it requires management’s most subjective and complex judgments. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see Allowance for Loan Losses.

     In addition, the Corporation also considers its policy regarding equity method investments to be a critical accounting policy due to the assumptions in the valuation of these investments and other subjective factors. The Corporation’s equity method investments represent investments in venture capital limited partnerships which invest in early stage companies.

     The Corporation’s recognition of earnings or losses from equity method investments is determined by the Corporation’s share of the investee’s earnings on a quarterly basis (or, in the case of some smaller investments, on an annual basis if there has been no significant change in values). The limited partnerships generally provide their financial information during the quarter after the end of a given period, and the Corporation’s policy is to record its share of earnings or losses on these equity method investments in the quarter such information is received.

     These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these limited partnerships invest. All of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made by the management of the limited partnerships, and are subject to review by the Corporation for reasonableness. The assumptions in the valuation of these investments by the limited partnerships include the viability of the business model, the ability of the company to obtain alternative financing, their ability to generate revenues in future periods and other subjective factors. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be widely varying gains or losses on these equity method investments in future periods.

Results of Operations

     Refer to Table One for quarterly and six month selected financial data.

Earnings Summary

     Net income amounted to $10.0 million, or $0.32 per diluted common share, for the three months ended June 30, 2002, compared to $8.9 million, or $0.28 per diluted common share, for the three months ended June 30, 2001, representing an increase of $1.1 million. Net income for the three months ended June 30, 2002 and 2001 includes certain other items, which are set forth in Table One. These other items are considered nonrecurring in nature by management and therefore should be considered in year over year analysis of results of operations. For the three months ended June 30, 2002, other items primarily consisted of a $1.0 million ($0.7 million, or $0.02 diluted earnings per share, after-tax) gain recognized on the sale of excess bank property and a $0.6 million ($0.5 million, or $0.01 diluted earnings per share, after-tax) gain from the restructuring of the securities available for sale investment portfolio. Net income was also impacted by (i) a $2.2 million increase in net interest income resulting from decreased interest expense, increased loan growth and increased securities interest income, (ii) increased noninterest income resulting from growth in service charges on deposit accounts and growth in First Charter Insurance Services, and (iii) a $0.5 decrease in income taxes. These increases were partially offset by (i) a $1.1 million increase in the provision for loan losses due to increased loan growth, higher net charge-offs and higher nonaccrual loans during 2002 and (ii) a $3.4 million increase in noninterest expense due to the implementation of a new computer operating system in late 2001 and the costs associated with additional personnel.

     Net income amounted to $18.6 million, or $0.60 per diluted common share, for the six months ended June 30, 2002, compared to $17.7 million, or $0.56 per diluted common share, for the six months ended June 30, 2001. Net income for the six months ended June 30, 2002 and 2001 includes certain other items, which are set forth in Table One. These other items are considered nonrecurring in nature by management and therefore should be considered in year over year analysis of results of operations. For the six months ended June 30, 2002, other items primarily consisted of (i) a $1.0 million ($0.7 million, or $0.02 diluted earnings per share, after-tax) gain recognized on the sale of excess bank property, (ii) a $3.5 million ($2.6 million, or $0.08 diluted earnings per share, after-tax) gain from the restructuring of the securities available for sale investment portfolio and (iii) a $2.9 million ($2.1 million, or $0.7 diluted loss per share, after-tax) net loss on equity method investments. Net income was also impacted by (i) a $4.4 million increase in net interest income resulting from decreased interest expense, increased loan growth and increased securities interest income, (ii) increased noninterest income resulting from growth in service charges on deposit accounts, trading gains, brokerage income and growth in First Charter Insurance Services and (iii) a $1.4 decrease in income taxes. These increases were partially offset by (i) a $2.4 million increase in the provision for loan losses due to increased loan growth, higher net charge-offs and higher nonaccrual loans during 2002 (ii) and a $7.9 million increase in noninterest expense due to expenses associated with the implementation of a new computer operating system beginning in late 2001, increased occupancy and equipment depreciation expense related to putting the First Charter Center into service during the second quarter of 2001, the costs associated with additional personnel, and incentive compensation on noninterest income.

Table One
Selected Financial Data

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(Dollars in thousands, except per share amounts)	2002	2001	2002	2001

Income statement
Interest income	$49,433	$55,391	$98,473	$109,461
Interest expense	20,825	29,043	42,315	57,734

Net interest income	28,608	26,348	56,158	51,727
Provision for loan losses	2,240	1,190	4,345	1,940
Noninterest income	11,694	8,814	22,622	17,234
Noninterest expense	24,322	20,878	48,878	40,921

Income before income taxes	13,740	13,094	25,557	26,100
Income taxes	3,751	4,223	6,977	8,385

Net income	$9,989	$8,871	$18,580	$17,715

Per common share
Basic net income	$0.32	$0.28	$0.60	$0.56
Diluted net income	0.32	0.28	0.60	0.56
Cash dividends declared	0.18	0.18	0.36	0.36
Period-end book value	10.51	10.22	10.51	10.22
Average shares outstanding — basic	30,829,356	31,719,241	30,814,127	31,708,003
Average shares outstanding — diluted	31,098,379	31,906,705	31,046,469	31,870,134
Ratios
Return on average shareholders’ equity (1)	12.43%	11.12%	11.63%	11.29%
Return on average assets (1)	1.15	1.15	1.09	1.19
Net interest margin (1)	3.61	3.73	3.63	3.81
Average loans to average deposits	93.26	95.50	93.26	95.50
Average equity to average assets	9.23	10.33	9.23	10.33
Efficiency ratio (2)	61.18	59.05	65.23	58.97
Dividend payout	56.04	64.74	60.15	64.77
Selected period end balances
Securities available for sale	$1,104,995	$938,951	$1,104,995	$938,951
Loans, net	2,098,352	1,941,616	2,098,352	1,941,616
Allowance for loan losses	27,213	28,049	27,213	28,049
Total assets	3,490,255	3,138,989	3,490,255	3,138,989
Total deposits	2,262,959	2,119,027	2,262,959	2,119,027
Borrowings	847,752	643,483	847,752	643,483
Total liabilities	3,166,204	2,814,885	3,166,204	2,814,885
Total shareholders’ equity	324,051	324,104	324,051	324,104
Selected average balances
Loans, net	2,080,227	1,968,304	2,032,162	2,005,554
Earning assets	3,219,754	2,881,629	3,157,038	2,779,599
Total assets	3,491,715	3,098,598	3,435,191	2,992,241
Total deposits	2,230,620	2,060,997	2,207,434	2,017,243
Borrowings	888,826	670,248	857,776	610,852
Total shareholders’ equity	322,397	319,968	322,214	316,544

Schedule of other items included in earnings
Noninterest income
Equity portfolio restructuring gains	$436	$—	$1,270	$—
Bond portfolio restructuring gains	195	—	2,265	—
Equity investment write down	—	—	(20)	(144)
Equity method income (loss)	23	(102)	(2,936)	9
Gain on sale of properties	1,013	—	1,013	—

Total other items	$1,667	$(102)	$1,592	$(135)

Other items, net of tax	$1,212	$(69)	$1,157	$(92)

(1)  Annualized

(2)  Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

Business Segments

     For the six months ended June 30, 2002 and 2001 the Corporation only had one reportable segment, FCB. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Other operating segments include brokerage, insurance, mortgage and financial management which provides comprehensive financial planning, funds management, and investments.

     The following table for First Charter’s reportable business segments compares total income for the six months ended June 30, 2002 to the same period last year:

Table Two
Business Segment Net Income (Loss)

	For the Six Months
	Ended June 30

(Dollars in thousands)	2002	2001

FCB	$20,373	$16,996
Other Operating Segments	(400)	534
Other	(1,393)	185

Total Consolidated	$18,580	$17,715

     FCB’s net income was $20.4 million for the six months ended June 30, 2002 compared to $17.0 million for the same year ago period. The increase was primarily due a $1.0 million gain recognized on the sale of excess bank property, $2.3 million of gains from the restructuring of the securities available for sale investment portfolio, a $4.8 million increase in net interest income resulting from decreased interest expense, increased loan growth and increased securities interest income, increased noninterest income resulting from growth in service charges on deposit accounts and trading gains, and a decrease in income taxes. These increases were partially offset by a $2.4 million increase in the provision for loan losses due to increased loan growth, higher net charge-offs and higher nonaccrual loans during 2002, a $6.6 million increase in noninterest expense due to expenses associated with the implementation of a new computer operating system beginning in late 2001 and increased occupancy and equipment depreciation expense related to putting the First Charter Center into service during the second quarter of 2001.

     Other operating segments reported a net loss of $0.4 million for the six months ended June 30, 2002 compared to net income of $0.5 million for the same year ago period. The decrease was primarily due to decreased mortgage fee income resulting from mortgage loans having been retained by the bank instead of selling these loans into the secondary market and an increase in noninterest expense due to costs associated with additional personnel and increased incentive compensation.

     Other reported a net loss of $1.4 million for the six months ended June 30, 2002 compared to net income of $0.2 million for the same year ago period. The decrease was primarily due to a $2.9 million net loss on equity method investments partially offset by a $1.2 million gain from the restructuring of the securities available for sale investment portfolio.

Net Interest Income

     An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and six months ended June 30, 2002 and 2001 is presented in Tables Three and Four, respectively. The changes in net interest income for the three and six months ended June 30, 2002 and 2001 are analyzed in Tables Five and Six, respectively.

     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. Net interest income amounted to $28.6 million and $56.2 million for the three and six months ended June 30, 2002, an increase of $2.3 million and $4.5 million from net interest income of $26.3 million and $51.7 million for the same periods in 2001. The increase in net interest income was driven by decreased interest expense, increased loan growth and increased securities interest income. The reduced interest expense for 2002 was due to the lower cost of funding in a declining interest rate environment. The increased securities interest income was due to the increase in the Corporation’s average securities available for sale portfolio since the first quarter of 2001. The Corporation began to increase its securities available for sale portfolio late in the first quarter of 2001, to offset the effects of the dampened loan growth. As loan growth has increased during the first six months of 2002, the rate of increase in the securities available for sale portfolio has slowed as compared to 2001.

     Average interest earning assets increased approximately $338.1 million to $3.22 billion for the three months ended June 30, 2002 compared to $2.88 billion for the same 2001 period. This increase is primarily due to a $225.8 million increase in the Corporation’s average securities available for sale. The increase in average securities available for sale was primarily due to net purchases of additional securities beginning late in the first quarter of 2001 and continuing through the end of 2001. Average interest earning assets also increased due to growth in the Corporation’s average loan portfolio, which increased $111.9 million for the three months ended June 30, 2002. Average interest earning assets increased approximately $377.4 million to $3.16 billion for the six months ended June 30, 2002 compared to $2.78 billion for the same 2001 period. This increase is due to a $491.2 million increase in the Corporation’s average securities available for sale, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The increase in average securities available for sale was primarily due to net purchases of additional securities beginning late in the first quarter of 2001 and continuing through the end of 2001. The increase in average interest earning assets during the six months ended June 30, 2002 was partially offset by a decrease of $111.8 million in the Corporation’s average loan portfolio, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The decrease in average yield on interest earning assets to 6.21 percent and 6.33 percent for the three and six months ended June 30, 2002, respectively, compared to 7.77 percent and 8.00 percent for the same 2001 periods, resulted principally from the decrease in the average prime rate to 4.75 percent for both the three and six months ended June 30, 2002 from 7.34 percent and 8.01 percent for the three and six months ended June 30, 2001, respectively. The decrease in the average prime rate is attributable to the Federal Reserve’s 475 basis point decrease in the Fed Funds rate for the year ended December 31, 2001. The average yield earned on loans was 6.48 percent and 6.60 for the three and six months ended June 30, 2002, respectively, compared to 8.28 percent and 8.50 percent for the same 2001 periods.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities of $374.5 million to $2.86 billion for the three months ended June 30, 2002 and an increase of $422.0 million to $2.81 billion for the first six months of 2002 as compared to the same periods in 2001, due to the use of Federal Home Loan Bank (“FHLB”) advances to fund securities purchases and loan growth and increases in deposits. The average rate paid on interest bearing liabilities decreased to 2.92 percent and 3.04 for the three and six months ended June 30, 2002, respectively, compared to 4.69 percent and 4.88 percent in the same 2001 periods, primarily due to a decline in the average rate of borrowings. The average rate paid on interest-bearing deposits was 2.58 percent and 2.73 percent for the three and six months ended June 30, 2002, respectively, down from 4.56 percent and 4.74 percent in the same 2001 periods. Similarly, the rate paid on other borrowed funds decreased to 3.67 percent and 3.73 for the three and six months ended June 30, 2002, respectively, compared to 5.03 percent and 5.27 percent in the same 2001 period.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 12 basis points to 3.61 percent and 18 basis points to 3.63 percent for the three and six months ended June 30, 2002, respectively, compared to 3.73 percent and 3.81 percent in the same 2001 periods. The decrease reflects the impact of the declining interest rate environment in 2001, which had a negative impact on the net interest margin as our assets repriced faster than our liabilities because of the asset sensitive nature of our balance sheet. The addition of lower yielding securities, higher levels of borrowings and competitive forces related to loan and deposit pricing also had a negative impact on the net interest margin.

     The following table includes for the three months ended June 30, 2002 and 2001 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated based on daily averages.

Table Three
Average Balances and Net Interest Income Analysis

	Second Quarter 2002			Second Quarter 2001

		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (5)	Balance	Expense	Paid (5)

Interest earning assets:
Loans (1) (2) (3)	$2,080,227	$33,600	6.48%	$1,968,304	$40,609	8.28%
Securities — taxable	1,047,779	14,927	5.70	816,135	13,754	6.74
Securities — nontaxable	82,773	1,312	6.27	88,623	1,411	6.37
Federal funds sold	1,075	5	1.88	1,306	15	4.74
Interest bearing bank deposits	7,900	33	1.70	7,261	81	4.46

Total earning assets (4)	3,219,754	49,877	6.21	2,881,629	55,870	7.77

Cash and due from banks	88,518			64,110
Other assets	183,443			152,859

Total assets	$3,491,715			$3,098,598

Interest bearing liabilities:
Demand deposits	583,730	1,364	0.94	507,959	2,854	2.25
Savings deposits	118,161	334	1.13	117,371	524	1.79
Other time deposits	1,268,420	10,996	3.48	1,189,026	17,260	5.82
Other borrowings	888,826	8,131	3.67	670,248	8,405	5.03

Total interest bearing liabilities	2,859,137	20,825	2.92	2,484,604	29,043	4.69

Noninterest bearing sources:
Noninterest bearing deposits	260,308			246,641
Other liabilities	49,873			47,385
Shareholders’ equity	322,397			319,968

Total liabilities and shareholders’ equity	$3,491,715			$3,098,598

Net interest spread			3.29			3.08
Impact of noninterest bearing sources			0.32			0.65

Net interest income/ yield on earnings assets		$29,052	3.61%		$26,827	3.73%

(1)  The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)  Average loan balances are shown net of unearned income.

(3)  Includes amortization of deferred loan fees of approximately $469 and $748 for the second quarter of 2002 and 2001, respectively.

(4)  Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the second quarter of 2002 and 2001. The adjustments made to convert to a taxable-equivalent basis were $444 and $479 for the second quarter of 2002 and 2001, respectively.

(5)  Annualized

     The following table includes for the six months ended June 30, 2002 and 2001 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated based on daily averages.

Table Four
Average Balances and Net Interest Income Analysis

	Six Months Ended June 30

	2002			2001

		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
Dollars in thousands)	Balance	Expense	Paid (5)	Balance	Expense	Paid (5)

Interest earning assets:
Loans (1) (2) (3)	$2,032,162	$66,520	6.60%	$2,005,554	$84,540	8.50%
Securities — taxable	1,032,172	30,117	5.84	673,017	22,731	6.76
Securities — nontaxable	84,025	2,665	6.34	90,408	2,883	6.38
Federal funds sold	934	9	1.91	1,592	46	5.79
Interest bearing bank deposits	7,745	61	1.59	9,028	237	5.29

Total earning assets (4)	3,157,038	99,372	6.33	2,779,599	110,437	8.00

Cash and due from banks	93,647			65,880
Other assets	184,506			146,762

Total assets	$3,435,191			$2,992,241

Interest bearing liabilities:
Demand deposits	571,715	2,796	0.99	498,522	5,977	2.42
Savings deposits	117,186	687	1.18	118,112	1,114	1.90
Other time deposits	1,261,268	22,960	3.67	1,158,446	34,676	6.04
Other borrowings	857,776	15,872	3.73	610,852	15,967	5.27

Total interest bearing liabilities	2,807,945	42,315	3.04	2,385,932	57,734	4.88

Noninterest bearing sources:
Noninterest bearing deposits	257,264			242,163
Other liabilities	47,768			47,602
Shareholders’ equity	322,214			316,544

Total liabilities and shareholders’ equity	$3,435,191			$2,992,241

Net interest spread			3.29			3.12
Impact of noninterest bearing sources			0.34			0.69

Net interest income/ yield on earnings assets		$57,057	3.63%		$52,703	3.81%

(1)  The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)  Average loan balances are shown net of unearned income.

(3)  Includes amortization of deferred loan fees of approximately $1,102 and $1,428 for the six months ended June 30, 2002 and 2001, respectively.

(4)  Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first six months of 2002 and 2001. The adjustments made to convert to a taxable-equivalent basis were $899 and $976 for the six months ended June 30, 2002 and 2001, respectively.

(5)  Annualized

     The following tables presents the changes in net interest income from the three months ended June 30, 2001 to June 30, 2002:

Table Five
Volume and Rate Variance Analysis

	Three months ended June 30

	Increase (Decrease) in Net Interest Income
	Due to Change in (1)

	2001			2002
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans	$40,609	$(9,067)	$2,058	$33,600
Securities — taxable	13,754	(2,429)	3,602	14,927
Securities — nontaxable	1,411	(5)	(94)	1,312
Federal funds sold	15	(8)	(2)	5
Interest bearing bank deposits	81	(52)	4	33

Total interest income	$55,870	$(11,561)	$5,568	$49,877

Interest expense:
Demand deposits	$2,854	$(1,792)	$302	$1,364
Savings deposits	524	(194)	4	334
Other time deposits	17,260	(7,184)	920	10,996
Other borrowings	8,405	(2,644)	2,370	8,131

Total interest expense	29,043	(11,814)	3,596	20,825

Net interest income	$26,827	$253	$1,972	$29,052

(1)  The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

     The following tables presents the changes in net interest income from the six months ended June 30, 2001 to June 30, 2002:

Table Six
Volume and Rate Variance Analysis

	Six months ended June 30

	Increase (Decrease) in Net Interest Income
	Due to Change in (1)

	2001			2002
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans	$84,540	$(19,017)	$997	$66,520
Securities — taxable	22,731	(3,919)	11,305	30,117
Securities — nontaxable	2,883	(15)	(203)	2,665
Federal funds sold	46	(24)	(13)	9
Interest bearing bank deposits	237	(154)	(22)	61

Total interest income	$110,437	$(23,129)	$12,064	$99,372

Interest expense:
Demand deposits	$5,977	$(3,799)	$618	$2,796
Savings deposits	1,114	(420)	(7)	687
Other time deposits	34,676	(14,190)	2,474	22,960
Other borrowings	15,967	(5,606)	5,511	15,872

Total interest expense	57,734	(24,015)	8,596	42,315

Net interest income	$52,703	$886	$3,468	$57,057

(1)  The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

Provision for Loan Losses

     The provision for loan losses for the three and six months ended June 30, 2002 amounted to $2.2 million and $4.3 million, respectively compared to $1.2 million and $1.9 million for the same periods in 2001. The increase in the provision for loan losses was due to $96.1 million and $170.7 million in loan growth for the three and six months ended June 30, 2002, respectively, higher net charge-offs (discussed below) and higher nonaccrual loans (see “Financial Condition — Nonperforming Assets”) during 2002.

     Net charge-offs were $1.6 million or 0.31 percent of average loans and $3.0 million or 0.30 percent of average loans for the three and six months ended June 30, 2002, respectively, compared to $1.2 million or 0.24 percent of average loans and $1.9 million or 0.19 of average loans for the same periods in 2001. The increase in net charge-offs was primarily due to increases in net charge-offs in connection with our commercial loan portfolio primarily due to the effects of a declining economy on certain customers. First Charter continues to monitor the asset quality of the loan portfolio, and charge-offs are recorded when the financial condition of the borrower and the likelihood of repayment warrant such actions. First Charter anticipates that net charge-offs may continue to increase as the effect of the slowed economy impacts the financial condition of some customers.

Noninterest Income

     As presented in Table Seven, noninterest income increased 33 percent to $11.7 million for the three months ended June 30, 2002 compared to $8.8 million for the same period in 2001. Noninterest income for the three months ended June 30, 2002 and 2001 includes certain other items, which are set forth in Table One. These other items are considered nonrecurring in nature by management and therefore should be considered in year over year analysis of results of operations. For the three months ended June 30, 2002, other items primarily consisted of a $1.0 million gain recognized on the sale of excess bank property and a $0.6 million gain from the restructuring of the securities available for sale investment portfolio. Noninterest income was also impacted by continued growth in service charges on deposit accounts primarily due to increased overdraft and NSF fees, continued growth in First Charter Insurance Services, and increased trading gains. Premiums earned on written covered call options on fixed income securities comprised the majority of our trading gains. Decreased mortgage fee income offset a portion of these increases. During 2002, mortgage loans have been retained by the bank instead of selling these loans into the secondary market. By placing these mortgage loans on our balance sheet, the mortgage fee income is recognized over the life of the loan versus at the time of sale as in prior periods. In order to further reduce interest rate risk, during the second quarter of 2002, restructuring of the securities available for sale investment portfolio resulted in gains of $0.2 million. In addition, the equity securities portfolio was further reduced resulting in gains of $0.4 million. Noninterest income was also impacted by the write down of mortgage servicing rights of $150,000 and $271,000 for the three months ended June 30, 2002 and 2001, respectively.

     As presented in Table Seven, noninterest income increased 31 percent to $22.6 million for the six months ended June 30, 2002 compared to $17.2 million for the same period in 2001. Noninterest income for the six months ended June 30, 2002 and 2001 includes certain other items, which are set forth in Table One. These other items are considered nonrecurring in nature by management and therefore should be considered in year over year analysis of results of operations. For the six months ended June 30, 2002, other items primarily consisted of a $1.0 million gain recognized on the sale of excess bank property, a $3.5 million gain from the restructuring of the securities available for sale investment portfolio and a $2.9 million net loss on equity method investments. Noninterest income was also impacted by continued growth in service charges on deposit accounts primarily due to increased overdraft and NSF fees, trading gains, brokerage income, and First Charter Insurance Services income. The effects of these items were partially offset by decreased mortgage fee income, as discussed in the preceding paragraph. Noninterest income was also impacted by the write down of mortgage servicing rights of $206,000 and $271,000 for the six months ended June 30, 2002 and 2001, respectively.

     As discussed in Note Nine of the consolidated financial statements, the components of the $2.9 million net loss on equity method investments were a loss of $3.3 million on one equity method investment that was partially offset by a gain on other equity method investments of approximately $300,000 in the first quarter of 2002 and $100,000 in the second quarter of 2002. First Charter’s equity method investments represent investments in venture capital limited partnerships. First Charter recognizes gains or losses from equity method investments based upon changes in our share of the fair market value of the limited partnerships’ investments as reported by such limited partnerships. These net losses are included in the Other segment as presented in Note Eight of the consolidated financial statements.

     As discussed in Note Ten of the consolidated financial statements, the Corporation has recently been informed by the manager of one of its venture capital limited partnerships that an investee company is in the process of seeking additional funding prior to year end 2002. The fund manager has indicated that because of the current economic environment this additional funding may cause the investment to be revalued downward by the limited partnership, although the ultimate amount of any loss cannot be determined at this time. As discussed inNote Nine of the consolidated financial statements, the Corporation’s internal policy dictates that its investment in the partnership will be adjusted in the quarter it receives the related limited partnership periodic financial statements, which is generally within 90 days after the end of a given quarter. Management believes the current valuation could result in a loss of up to $2.0 million for the Corporation’s share of the investment, which would be recognized in the third or fourth quarter of 2002. The total investment in this limited partnership at June 30, 2002 is $3.4 million. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not continue to be widely varying gains or losses on this and any other equity method investments in future periods.

     During 2002, we restructured a portion of the securities available for sale investment portfolio to reduce interest rate risk. We sold approximately $248.8 million of longer maturities and replaced them with securities having shorter maturities or a shorter average life. In addition, the equity securities portfolio was reduced in order to focus First Charter’s efforts on other activities that could result in greater returns. These restructurings resulted in gains aggregating approximately $0.8 million. In addition, gains on sales of callable securities amounted to $1.2 million for the first half of 2002. As part of the active management of the securities available for sale portfolio, callable securities which appear to be on the verge of being called are sold in order to realize their gain in value. Management will continue to monitor our securities available for sale investment portfolio and manage the interest rate risk of the portfolio via possible additional restructurings.

Table Seven
Noninterest Income

	Three Months				Six Months
	Ended June 30		Increase/(Decrease)		Ended June 30		Increase/(Decrease)

(Dollars in thousands)	2002	2001	Amount	Percent	2002	2001	Amount	Percent

Service charges on deposit accounts	$4,781	$3,568	$1,213	34%	$9,446	$6,792	$2,654	39%
Financial management income	679	640	39	6	1,347	1,415	(68)	(5)
Gain on sale of securities	989	282	707	251	4,752	549	4,203	766
Income (loss) from equity method investments	23	(102)	125	123	(2,936)	9	(2,945)	(32,722)
Mortgage loan fees	409	749	(340)	(45)	816	1,258	(442)	(35)
Brokerage services income	420	520	(100)	(19)	1,057	914	143	16
Insurance services income	2,114	1,865	249	13	4,345	3,856	489	13
Trading gains	322	233	89	38	742	233	509	218
Gain on sale of property	1,013	—	1,013	N/A	1,013	—	1,013	N/A
Other	944	1,059	(115)	(11)	2,040	2,208	(168)	(8)

Total noninterest income	$11,694	$8,814	$2,880	33%	$22,622	$17,234	$5,388	31%

Noninterest Expense

     As presented in Table Eight, noninterest expense increased $3.4 million to $24.3 million for the three months ended June 30, 2002, compared to $20.9 million in the comparable 2001 period. The major contributors to this increase for the second quarter relate to the implementation of a new computer operating system beginning in late 2001 and the costs associated with additional personnel. Additionally, as revenues increased in certain noninterest income categories, incentive compensation based on that revenue increased as well. The efficiency ratio increased to 61.18 percent compared to 59.05 percent for the second quarter of 2001.

     As presented in Table Eight, noninterest expense increased $8.0 million to $48.9 million for the six months ended June 30, 2002, compared to $40.9 million in the comparable 2001 period. The major contributing factors to this increase include expenses associated with the implementation of a new computer operating system beginning in late 2001, increased occupancy and equipment depreciation expense related to putting the First Charter Center into service in the second quarter of 2001, the costs associated with additional personnel, and incentive compensation on noninterest income. The efficiency ratio increased to 65.23 percent for the six months ended June 30, 2002 compared to 58.97 percent for the same 2001 period. A portion of the increase in the efficiency ratio relates to the $2.9 million net losses from equity method investments recognized during the first quarter of 2002.

Excluding the net losses from equity method investments, the efficiency ratio for the six months ended June 30, 2002 was 62.77 percent. The remaining portion of the increase in the efficiency ratio is attributable to the increase in occupancy and equipment expense as previously mentioned.

Table Eight
Noninterest Expense

	Three Months				Six Months
	Ended June 30		Increase/(Decrease)		Ended June 30		Increase/(Decrease)

(Dollars in thousands)	2002	2001	Amount	Percent	2002	2001	Amount	Percent

Salaries and employee benefits	$13,208	$10,659	$2,549	24%	$26,105	$21,012	$5,093	24%
Occupancy and equipment	4,184	3,799	385	10	8,425	7,369	1,056	14
Data processing	828	494	334	68	1,450	904	546	60
Advertising	634	552	82	(15)	1,274	1,195	79	7
Postage and supplies	1,078	1,136	(58)	(5)	2,267	2,325	(58)	(2)
Professional services	1,719	1,418	301	21	3,381	2,582	799	31
Telephone	568	553	15	3	1,114	971	143	15
Amortization of intangibles	328	447	(119)	(27)	667	937	(270)	(29)
Other	1,775	1,820	(45)	(2)	4,195	3,626	569	16

Total noninterest income	$24,322	$20,878	$3,444	16%	$48,878	$40,921	$7,957	19%

Income Taxes

     Total income tax expense for the three and six months ended June 30, 2002 was $3.8 million and $7.0 million, for an effective tax rate of 27.3 percent for both the three and six months ended June 30, 2002, compared to $4.2 million and $8.4 million for an effective tax rate of 32.3 percent and 32.1 percent for the same periods in 2001. The decrease in the tax expense for the three and six months ended June 30, 2002, was attributable to a decrease in taxable income and the effective tax rate. The decrease in the effective tax rate was due to the implementation of tax-planning strategies during 2002.

Financial Condition

Summary

     Total assets at June 30, 2002 amounted to $3.49 billion, compared to $3.33 billion at December 31, 2001 and $3.14 billion at June 30, 2001. Gross loans at June 30, 2002 amounted to $2.13 billion, compared to $1.96 billion at December 31, 2001 and $1.97 billion at June 30, 2001. This increase from prior periods was due to increased loan demand experienced during the first six months of 2002. Management, as part of our focus on improving the margin and decreasing our credit risk profile, has emphasized changing the mix of our loan portfolio via secured loan growth in 1-4 family mortgages, home equity lines of credit, and consumer installment loans. Home equity lines of credit and consumer installment loans represented 20 and 18 percent of total gross loans at June 30, 2002 and December 31, 2002, respectively, and accounted for 44 and 38 percent of the total loan growth for the three and six months ended June 30, 2002, respectively. As the economy begins to signal improvement, Management remains cautious in the underwriting and approval process in consideration of the current economic environment.

     The securities available for sale portfolio increased to $1.1 billion at June 30, 2002, compared to $1.08 billion at December 31, 2001, and $940.0 million at June 30, 2001. The increase in securities available for sale was due to the purchases beginning in early 2001, and continuing throughout 2001, to increase earning assets in order to offset the lack of loan growth that was forecasted for the remainder of 2001. As loan growth has increased during the first six months of 2002, the rate of increase in the securities available for sale portfolio has slowed as compared to 2001. The carrying value of securities available for sale was approximately $20.3 million above their amortized cost at June 30, 2002, which represents gross unrealized gains of $21.3 million and gross unrealized losses of $1.0 million.

     Total deposits at June 30, 2002 amounted to $2.26 billion, compared to $2.16 billion at December 31, 2001 and $2.12 billion at June 30, 2001. The increase in deposits reflects the continued efforts to broaden existing customer relationships and develop new ones. Management has been focused on the strategy of increasing transactional noninterest bearing accounts with existing retail and business customers in an effort to raise less expensive sources of funding. The impact of this strategy will be a reduced dependency on higher cost sources of funds, such as certificates of deposits and other borrowings.

     Other borrowings increased to $847.8 million at June 30, 2002 compared to $808.5 million at December 31, 2001, and $643.5 million at June 30, 2001. The increase was primarily due to increases in Federal Home Loan Bank advances, the proceeds of which were principally used to fund loan growth and security purchases.

     Shareholders’ equity at June 30, 2002 was $324.1 million, which represented a book value per share of $10.51 and an equity-to-assets percentage of 9.28 percent. The securities available for sale portfolio had an unrealized net gain of $12.4 million (net of tax) at June 30, 2002, compared to an unrealized net gain of $5.8 million (net of tax) at December 31, 2001.

Nonperforming Assets

     The total of nonperforming assets increased to $39.0 million at June 30, 2002 compared to $31.9 million at December 31, 2001 and $32.1 million at June 30, 2001. As a percentage of total assets, nonperforming assets have increased to 1.12 percent at June 30, 2002 compared to 0.96 percent and 1.02 at December 31, 2001 and June 30, 2001, respectively. The increase in nonperforming assets during the first six months of 2002 was primarily due to a $6.8 million increase in nonaccrual loans, primarily due to the addition of several large real estate loans to nonaccrual status. The increase in nonperforming assets over the June 30, 2001 period was due to a $2.1 million increase in nonaccrual loans and a $4.9 million increase in other real estate. The increase in other real estate was primarily due to the foreclosure on one large commercial property during the fourth quarter of 2001. Nonaccrual loans at June 30, 2002 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Management anticipates that the current trend of increasing nonaccrual loans may continue at least for the next two quarters as some of our customers continue to experience difficulties in this current economic environment.

     Total nonperforming assets and loans 90 days or more past due and still accruing interest at June 30, 2002 were $39.0 million or 1.83 percent of total loans and other real estate, compared to $32.0 million or 1.62 percent of total loans and other real estate at December 31, 2001 and $32.3 million or 1.62 percent of total loans and other real estate at June 30, 2001. The components of nonperforming assets and loans 90 days or more past due and still accruing are presented in the table below:

Table Nine
Nonperforming and Problem Assets

	June 30	March 31	December 31	September 30	June 30
(Dollars in thousands)	2002	2002	2001	2001	2001

Nonaccrual loans	$30,656	$27,558	$23,824	$26,502	$28,605
Other real estate	8,367	7,208	8,049	3,067	3,454

Total nonperforming assets	39,023	34,766	31,873	29,569	32,059

Loans 90 days or more past due and still accruing interest	—	38	152	114	199

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$39,023	$34,804	$32,025	$29,683	$32,258

Nonperforming assets as a percentage of:
Total assets	1.12%	1.02%	0.96%	0.88%	1.02%
Total loans and other real estate	1.83	1.71	1.62	1.49	1.62

Allowance for Loan Losses

     All estimates of the loan portfolio risk, including the adequacy of the allowance for loan losses, are subject to general and local economic conditions, among other factors, which are unpredictable and beyond the Corporation’s control. Since a significant portion of the loan portfolio is comprised of real estate loans and loans to area businesses, the Corporation is subject to continued risk that the real estate market and economic conditions could continue to change and could result in future losses and require increases in the provision for loan losses.

     Management currently uses several measures to assess and control the loan portfolio risk. For example, all loans over a certain dollar amount must receive an in-depth review by the Bank’s Loan Committees. Any issues regarding risk assessments of those credits are addressed by the Bank’s Senior Risk Managers and factored into management’s decision to originate or renew the loan. Furthermore, large commitments are reviewed by both a Board of Directors Loan Committee and an Executive Loan Committee comprised of executive management, the

Chief Credit Officer and senior lending officers of the Bank. The Corporation also continues to employ an independent third party risk assessment group to review the underwriting, documentation and risk grading process. This third party group reviews loans on a sampling basis at regular intervals throughout the year. The third party’s evaluation and report is shared with Executive Management and the Board of Directors Loan and Board of Directors Audit Committees of the Bank.

     Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the commercial loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

     As part of the continual grading process, individual commercial loans are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in those risk assessments as determined by the outside risk assessment group, regulatory examiners or the Corporation’s Risk Management Group are also considered in the allowance for loan losses analysis. Management may consider certain commercial loans on nonaccrual status to be individually impaired and measures such impairment and the related allowance for loan loss based primarily upon collateral values. An estimate of an allowance is made for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan, historical loss experience and other matters related to credit risk. In the allowance for loan loss analysis process, the Bank also aggregates non-graded loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category. The Bank also considers the impact of the area, local, regional and national economies in making estimates of the allowance for loan losses.

     At June 30, 2002 the allowance for loan losses was $27.2 million or 1.28 percent of gross loans compared to $25.8 million or 1.32 percent at December 31, 2001 and $28.0 million, or 1.42 percent at June 30, 2001. The decrease in the allowance for loan losses ratio from December 31, 2001 was primarily due to an increase in 1-4 family mortgages and home equity lines of credit, the impact of which was reduced somewhat by the increase in nonperforming loans. 1-4 family mortgages and home equity lines of credit represented 40 percent and 37 percent of total gross loans at June 30, 2002 and December 31, 2001, respectively, and account for 70 percent and 68 percent of the loan growth for the three and six months ended June 30, 2002, respectively. This type of secured lending generally requires lower allowance percentages than secured and unsecured commercial loans. The decrease in the ratio of the allowance for loan losses to gross loans from June 30, 2001 to June 30, 2002 was primarily due to higher net loan charge-offs associated with two large commercial relationships which were written down during the fourth quarter of 2001. These commercial loans had been identified as impaired during 2000 and had specific allocated reserves.

     Management considers the allowance for loan losses adequate to cover inherent losses in the Bank’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in consideration of the current economic environment. While management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

Table Ten
Allowance For Loan Losses

	Three Months		Six Months
	Ended June 30		Ended June 30

(Dollars in thousands)	2002	2001	2002	2001

Balance, beginning of period	$26,576	$28,049	$25,843	$28,447

Loan charge-offs:
Commercial, financial and agricultural	1,057	679	1,657	1,133
Real estate — construction	104	—	104	—
Real estate — mortgage	77	211	109	211
Installment	540	475	1,465	971

Total loans charged-off	1,778	1,365	3,335	2,315

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	3	71	25	151
Real estate — mortgage	5	7	24	61
Installment	84	97	193	182
Other	83	—	118	—

Total recoveries of loans previously charged-off	175	175	360	394

Net charge-offs	1,603	1,190	2,975	1,921

Provision for loan losses	2,240	1,190	4,345	1,940
Adjustment for loans sold and securitized	—	—	—	(417)

Balance, June 30	$27,213	$28,049	$27,213	$28,049

Average loans, net of unearned income	$2,080,227	$1,968,304	$2,032,162	$2,005,554
Net charge-offs to average loans (annualized)	0.31%	0.24%	0.30%	0.19%
Allowance for loan losses to gross loans at June 30	1.28	1.42	1.28	1.42

Liquidity

     Liquidity is the ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. Liquidity is provided by the ability to attract deposits, flexible repricing schedules in a sizable portion of the loan portfolio, current earnings, a strong capital base and the ability to use alternative funding sources that complement normal sources. Management’s asset-liability policy is to maximize net interest income while continuing to provide adequate liquidity to meet continuing loan demand and deposit withdrawal requirements and to service normal operating expenses.

     The Corporation’s primary source of funding is from customer deposits, loan repayments, and securities available for sale. If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At June 30, 2002, the Bank had an available line of credit with the FHLB totaling $832.1 million with $148.0 million available. At June 30, 2002, FCB also had federal funds back-up lines of credit totaling $50.0 million, of which there were no amounts outstanding. At June 30, 2002, the Corporation had lines of credit with SunTrust Bank totaling $15.0 million with $15.0 million outstanding and commercial paper outstanding of $6.9 million.

     Another source of liquidity is the securities available for sale portfolio. See “FINANCIAL CONDITION – Summary” for further discussion. Management believes the Bank’s sources of liquidity are adequate to meet loan demand, operating needs and deposit withdrawal requirements.

     The Corporation has obligations under existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. The Corporation anticipates refinancing during 2002 any contractual obligations that are due in less than one year.

Table Eleven
Contractual Obligations
As of June 30, 2002

	Payments Due by Period

	Less than
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Total

Other borrowings	$354,443	$40,080	$115,080	$338,149	$847,752
Lease obligations	1,641	2,759	1,788	1,086	7,274
Equity method investees funding	1,250	—	—	—	1,250
Deposits (1)	1,970,673	230,250	62,036		2,262,959

Total Contractual Cash Obligations	$2,328,007	$273,089	$178,904	$339,235	$3,119,235

(1)  Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

Asset-Liability Management and Interest Rate Sensitivity

     The primary objective of the Corporation’s asset-liability management strategy is to reduce the risk of a significant decrease in net interest income caused by interest rate changes without unduly penalizing current earnings. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. This model is updated monthly and is based on a range of interest rate scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Management believes this method more accurately measures interest rate risk. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 4.61 percent of net interest income at June 30, 2002. Assuming a 150 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 1.57 percent of net interest income at June 30, 2002. Both scenarios are within Management’s acceptable range.

     From time to time, the Corporation may use derivative financial instruments including futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. At June 30, 2002, the Corporation had no such derivative financial instruments. Refer to Note Six to consolidated financial statements and Results of Operations for a discussion of the Corporation’s use of written over-the-counter covered call options during 2002 and 2001. The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

     The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. See “FINANCIAL CONDITION – Loans Portfolio”.

     The following table presents aggregated information about commitments of the Corporation which could impact future periods.

Table Twelve
Commitments
As of June 30, 2002

	Amount of Commitment Expiration Per Period

	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$84,729	$1,753	$5,630	$225,071	$317,183
Standby Letters of Credit	7,228	312	—	55	7,595
Loan Commitments	157,462	48,079	50,352	5,125	261,018

Total Commitments	$249,419	$50,144	$55,982	$230,251	$585,796

Capital Resources

     At June 30, 2002, total shareholders’ equity was $324.1 million, representing a book value of $10.51 per share, compared to $309.3 million or a book value of $10.06 per share at December 31, 2001. The increase was primarily due to the recognition of $6.5 million in after-tax unrealized gains on available for sale securities combined with net earnings (net income less dividends) of $7.5 million, the receipt of $1.0 million from the sale of approximately 87,363 shares of common stock issued for stock options and the payment of $0.2 million for the settlement of the December 31, 2001 share repurchase agreement as described in Note Fourteen on page 60 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

     At June 30, 2002, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation’s and the Bank’s various regulators categorized the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities’ categories. The Corporation’s capital requirements are summarized in the table below:

			Risk-Based Capital

	Leverage Capital		Tier 1 Capital		Total Capital

(Dollars in thousands)	Amount	Percentage (1)	Amount	Percentage (2)	Amount	Percentage (2)

Actual	$293,083	8.44%	$293,083	12.36%	$321,143	13.54%
Required	138,926	4.00	94,867	4.00	189,735	8.00
Excess	154,157	4.44	198,216	8.36	131,408	5.54

(1)  Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3 percent to 5 percent, depending on the institution’s composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.

(2)  Percentage of risk-weighted assets.

Regulatory Recommendations

     Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities which, if they were to be implemented, would have a material adverse effect on the Corporation’s or the Bank’s liquidity, capital resources, or operations.

Accounting and Regulatory Matters

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

     The Corporation adopted the provisions of SFAS No. 141 as of June 30, 2001 and fully adopted SFAS No. 142 as of January 1, 2002. Accordingly, goodwill acquired in business combinations initiated after July 1, 2001 are not amortized, and all other goodwill ceased being amortized on January 1, 2002.

     SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Corporation reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under SFAS No. 142 are subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Goodwill as of January 1, 2002 was tested during the first six months of 2002. As a result of this testing, no impairment charges were recorded.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The Corporation also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. The Corporation does not expect adoption of this statement to have a material effect on its consolidated financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, the Corporation adopted SFAS No. 144 on January 1, 2002, with no material impact on its consolidated financial statements.

     From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes to and proposed effective dates, of exposure drafts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The following table presents information concerning market risk sensitive instruments as of June 30, 2002:

Market Risk

June 30, 2002

		Expected Maturity

(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate Book value	$1,043,821	$154,722	$172,942	$231,790	$190,325	$236,832	$57,210
Weighted average effective yield	5.59%
Fair value	$1,062,222
Loans
Fixed rate
Book value	$943,603	177,654	154,522	144,830	138,210	83,088	245,299
Weighted average effective yield	7.41%
Fair value	$984,806
Variable rate
Book value	$1,154,749	344,453	125,319	126,861	104,224	134,024	319,868
Weighted average effective yield	5.31%
Fair value	$1,152,081
Liabilities
Deposits
Fixed rate
Book value	$1,295,122	1,006,181	161,108	65,797	7,252	54,784	—
Weighted average effective yield	3.32%
Fair value	$1,296,036
Variable rate
Book value	$685,513	682,168	3,232	113	—	—	—
Weighted average effective yield	0.96%
Fair value	$685,679
Other borrowings
Fixed rate
Book value	$610,176	131,867	25,040	40	40,040	75,040	338,149
Weighted average effective yield	4.17%
Fair value	$626,677
Variable rate
Book value	$237,576	222,576	—	15,000	—	—	—
Weighted average effective yield	2.38%
Fair value	$237,617

PART II — OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	First Charter Corporation’s Annual Meeting of Shareholders was held on April 23, 2002.

(b)	The following are the voting results on each matter (exclusive of procedural matters) submitted to the shareholders:

1.	To elect six directors with terms expiring in 2005.

	For	Withheld

William R. Black	22,985,059	276,069
James E. Burt, III	22,810,705	450,423
John J. Godbold, Jr.	22,152,059	1,109,069
Frank H. Hawfield, Jr.	22,857,088	404,040
L.D. Warlick, Jr.	23,015,285	245,843
William W. Waters	22,956,511	304,617

2.	To ratify the action of our Board of Directors in selecting KPMG LLP as our independent certified public accountants for 2002.

For	22,968,920
Against	181,314
Abstain	110,894

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.
(per Exhibit Table
in item 601 of
	Regulation S-K)	Description of Exhibits

	3.1	Amended and Restated Articles of Incorporation of the Corporation, incorporated herein by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 0-15829)

	3.2	By-laws of the Corporation, as amended, incorporated herein by reference to Exhibit 3.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-15829)

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2002:

Current Report on Form 8-K dated April 9, 2002 and filed April 9, 2002, Items 5 and 7.

Current Report on Form 8-K dated April 10, 2002 and filed April 10, 2002, Items 7 and 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

Date: August 13, 2002	By:	/s/ Robert O. Bratton

Robert O. Bratton
Executive Vice President &
Chief Financial Officer