Form 10-Q
period 2002-09-30
FIRST CHARTER CORP /NC/
filed 2002-11-08
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

     As of November 7, 2002 the Registrant had outstanding 30,139,594 shares of Common Stock, no par value.

First Charter Corporation

September 30, 2002 Form 10-Q

PART 1.       FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

First Charter Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30	December 31
	2002	2001

(Dollars in thousands, except share data)	(Unaudited)

Assets:
Cash and due from banks	$85,811	$134,084
Federal funds sold	3,570	1,161
Interest bearing bank deposits	9,849	6,220

Cash and cash equivalents	99,230	141,465

Securities available for sale (cost of $1,180,535 at September 30, 2002 and $1,066,743 at December 31, 2001; carrying amount of pledged collateral at September 30, 2002, $138,824)	1,212,742	1,076,324
Loans	2,241,895	1,955,086
Less: Unearned income	(225)	(191)
Allowance for loan losses	(27,411)	(25,843)

Loans, net	2,214,259	1,929,052

Premises and equipment, net	94,632	96,976
Other assets	79,351	88,920

Total assets	$3,700,214	$3,332,737

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$302,584	$276,699
Interest bearing	2,011,204	1,886,246

Total deposits	2,313,788	2,162,945

Other borrowings	1,004,836	808,512
Other liabilities	57,355	51,939

Total liabilities	3,375,979	3,023,396

Shareholders’ equity:
Preferred stock – no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock – no par value; authorized 100,000,000 shares; issued and outstanding 30,139,594 and 30,742,532 shares	124,205	135,167
Common stock held in Rabbi Trust for deferred compensation	(447)	(388)
Deferred compensation payable in common stock	447	388
Retained earnings	180,392	168,334
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net	19,638	5,840

Total shareholders’ equity	324,235	309,341

Total liabilities and shareholders’ equity	$3,700,214	$3,332,737

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

(Dollars in thousands, except share and per share data)	2002	2001	2002	2001

Interest income:
Loans	$34,716	$39,045	$101,028	$123,357
Federal funds sold	5	11	14	57
Interest bearing bank deposits	45	51	106	288
Securities	15,016	15,542	47,107	40,408

Total interest income	49,782	54,649	148,255	164,110

Interest expense:
Deposits	12,498	19,704	38,941	61,471
Federal funds purchased and securities sold under agreements to repurchase	586	1,302	1,777	4,331
Federal Home Loan Bank and other borrowings	7,733	6,820	22,414	19,758

Total interest expense	20,817	27,826	63,132	85,560

Net interest income	28,965	26,823	85,123	78,550
Provision for loan losses	1,750	1,325	6,095	3,265

Net interest income after provision for loan losses	27,215	25,498	79,028	75,285
Noninterest income:
Service charges on deposit accounts	4,689	3,689	14,135	10,481
Financial management income	566	569	1,913	1,984
Gain on sale of securities	1,416	824	6,168	1,373
(Loss) income from equity method investments	(2,525)	73	(5,461)	82
Mortgage loan fees	504	662	1,320	1,920
Brokerage services income	640	476	1,697	1,390
Insurance services income	2,313	1,959	6,658	5,815
Trading gains	298	829	1,040	1,062
Gain on sale of property	—	129	1,013	129
Other	829	1,146	2,869	3,354

Total noninterest income	8,730	10,356	31,352	27,590

Noninterest expense:
Salaries and employee benefits	11,988	11,206	38,093	32,218
Occupancy and equipment	3,839	3,434	12,264	10,803
Data processing	758	601	2,208	1,505
Advertising	630	593	1,904	1,788
Postage and supplies	967	1,340	3,234	3,665
Professional services	1,393	1,614	4,774	4,196
Telephone	461	576	1,575	1,547
Amortization of intangibles	327	472	994	1,409
Other	1,616	2,056	5,811	5,682

Total noninterest expense	21,979	21,892	70,857	62,813

Income before income taxes	13,966	13,962	39,523	40,062
Income taxes	3,813	4,502	10,790	12,887

Net income	$10,153	$9,460	$28,733	$27,175

Net income per share:
Basic	$0.33	$0.30	$0.94	$0.86
Diluted	$0.33	$0.30	$0.93	$0.86
Weighted average shares:
Basic	30,379,838	31,314,550	30,667,773	31,575,452
Diluted	30,506,426	31,545,721	30,864,476	31,760,942

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
	Common Stock		Trust for	Compensation		Other
			Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income	Total

Balance, December 31, 2000	31,601,263	$151,486	$—	$—	$155,762	$2,039	$309,287
Comprehensive income:
Net income	—	—	—	—	27,175	—	27,175
Unrealized gain on securities available for sale, net	—	—	—	—	—	15,664	15,664

Total comprehensive income							42,839
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(370)	—	—	—	(370)
Deferred compensation payable in common stock	—	—	—	370	—	—	370
Cash dividends	—	—	—	—	(17,041)	—	(17,041)
Stock options exercised and Dividend Reinvestment Plan stock issued	129,187	1,530	—	—	—	—	1,530
Purchase and retirement of common stock	(507,000)	(9,042)	—	—	—	—	(9,042)

Balance, September 30, 2001	31,223,450	$143,974	$(370)	$370	$165,896	$17,703	$327,573

Balance, December 31, 2001	30,742,532	$135,167	$(388)	$388	$168,334	$5,840	$309,341
Comprehensive income:
Net income	—	—	—	—	28,733	—	28,733
Unrealized gain on securities available for sale, net	—	—	—	—	—	13,798	13,798

Total comprehensive income							42,531
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(59)	—	—	—	(59)
Deferred compensation payable in common stock	—	—	—	59	—	—	59
Cash dividends	—	—	—	—	(16,675)	—	(16,675)
Stock options exercised	95,662	1,033	—	—	—	—	1,033
Purchase and retirement of common stock	(698,600)	(11,995)	—	—	—	—	(11,995)

Balance, September 30, 2002	30,139,594	$124,205	$(447)	$447	$180,392	$19,638	$324,235

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30

(Dollars in thousands)	2002	2001

Cash flows from operating activities:
Net income	$28,733	$27,175
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,095	3,265
Depreciation	7,039	5,636
Amortization of intangibles	994	1,409
Premium amortization and discount accretion, net	519	(541)
Net gain on securities available for sale transactions	(6,168)	(1,373)
Net loss (gain) on sale of foreclosed assets	53	(9)
Loss (income) from equity method investees	5,461	(82)
Net gain on sale property	(1,013)	(129)
Origination of mortgage loans held for sale	(67,142)	(148,350)
Proceeds from sale of mortgage loans held for sale	59,943	139,659
(Increase) decrease in other assets	(3,076)	2,986
Increase (decrease) in other liabilities	5,416	(2,235)

Net cash provided by operating activities	36,854	27,411

Cash flows from investing activities:
Proceeds from sales of securities available for sale	463,713	97,798
Proceeds from maturities of securities available for sale	188,053	178,145
Purchase of securities available for sale	(759,907)	(774,702)
Net (increase) decrease in loans	(288,250)	5,863
Proceeds from sales of other real estate	2,467	2,512
Net purchases of premises and equipment	(4,695)	(26,786)
Acquisition of businesses, net of cash paid	—	439

Net cash used in investing activities	(398,619)	(516,731)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	67,365	42,765
Net increase in certificates of deposit	83,478	122,800
Net increase in securities sold under repurchase agreements and other borrowings	196,324	236,118
Purchase and retirement of common stock	(11,995)	(9,042)
Proceeds from issuance of common stock	1,033	1,530
Dividends paid	(16,675)	(17,041)

Net cash provided by financing activities	319,530	377,130

Net decrease in cash and cash equivalents	(42,235)	(112,190)
Cash and cash equivalents at beginning of period	141,465	194,672

Cash and cash equivalents at end of period	$99,230	$82,482

Supplemental disclosures of cash flow information:
Cash paid for interest	$64,426	$84,889
Cash paid for income taxes	8,613	14,292
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate	4,146	2,582
Unrealized gain on securities available for sale (net of tax effect of $8,828 and $6,109 for the nine months ended September 30, 2002 and 2001, respectively)	13,798	15,664
Loans securitized and retained in the available for sale portfolio	—	166,992

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     First Charter Corporation (the “Corporation”) is a regional financial services company with assets of $3.7 billion and is the holding company for First Charter Bank (“FCB” or the “Bank”). FCB is a full-service bank and trust company with 52 financial centers, five insurance offices and one mortgage origination office located in 17 counties throughout North Carolina. Further, FCB maintains one mortgage origination office in Virginia. FCB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

Note One – Accounting Policies

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Corporation also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. The Corporation does not expect adoption of this statement to have a material effect on its consolidated financial statements.

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

     In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Corporation will adopt the provisions of this Statement effective January 1, 2003 and will apply the provisions to any exit or disposal activities initiated after that date.

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 requires the Corporation to retroactively restate its previously issued 2002 financial statements, to reverse SFAS No, 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation will adopt SFAS No. 147 in the fourth quarter of 2002. The Corporation has determined that upon adoption of SFAS No. 147, the Corporation will have $12.1 million of SFAS No. 72 goodwill which will be reclassified and no longer be amortized. This will result in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002. The Corporation expects the impact of SFAS No. 147 on fourth quarter 2002 earnings to be approximately $239,000 ($173,000 or $0.01 diluted earnings per share, after-tax). In accordance with SFAS No. 142 and SFAS No. 147, the Corporation will perform a transitional impairment test of this goodwill in the fourth quarter of 2002, and will perform an annual impairment test of the goodwill in 2003 and thereafter.

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

Note Two – Net Income Per Share

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

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

Basic weighted average number of common shares outstanding	30,379,838	31,314,550	30,667,773	31,575,452
Dilutive effect arising from potential common stock	126,588	231,171	196,703	185,490

Diluted weighted average number of common shares outstanding	30,506,426	31,545,721	30,864,476	31,760,942

     The Corporation paid cash dividends of $0.185 per share and $0.18 per share for the three months ended September 30, 2002 and 2001, respectively, and paid cash dividends of $0.545 and $0.54 for the nine months ended September 30, 2002 and 2001, respectively.

Note Three – Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of September 30, 2002 and December 31, 2001:

	September 30		December 31
	2002		2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements (1)	$946	$704	$946	$575
Customer lists (1)	417	100	417	79
Mortgage servicing rights (1)	4,643	2,743	4,643	1,615
Branch acquisitions (2)	14,739	3,152	14,739	2,308

Total	$20,745	$6,699	$20,745	$4,577

Unamortized intangible assets:
Goodwill (3)	$6,018		$6,018

(1)  Noncompete agreements, customer lists and mortgage servicing rights intangible assets are recorded in the Other Operating Segments as defined in the 2001 Annual Report on Form 10-K.
(2) Branch acquisition intangible assets are recorded in the FCB segment as defined in the 2001 Annual Report on Form 10-K. Amounts presented are prior to adoption of SFAS No. 147 as discussed in Note One.
(3) Goodwill is recorded in the Other Operating Segments as defined in the 2001 Annual Report on Form 10-K.

     There was no change in the carrying amount of goodwill at September 30, 2002 compared to December 31, 2001.

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $327,000 and $994,000 for the three months and nine months ended September 30, 2002, respectively, compared to $472,000 and $1.4 million for the comparable 2001 periods.

     The following present the estimated amortization expense for intangible assets before the adoption of SFAS No. 147 and after the adoption of SFAS No. 147, excluding amortization of mortgage servicing rights, for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007 and thereafter:

	Estimated	Estimated
	Amortization Expense	Amortization Expense
	Prior to the Adoption	After the Adoption
(Dollars in thousands)	of SFAS No. 147	of SFAS No. 147

2002	$1,294	368
2003	1,244	317
2004	970	127
2005	943	28
2006	863	28
2007 and after	7,826	198

Total	$13,140	$1,066

     The following table presents the adjusted effect of goodwill amortization on net income and on basic and diluted earnings per share for both the three months and nine months ended September 30, 2002 and 2001 and for the years ended December 31, 2001, 2000 and 1999, excluding the impact of the adoption of SFAS No. 147 in the fourth quarter of 2002:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(Dollars in thousands, except
earnings per share amounts)	2002	2001	2002	2001

Net income	$10,153	$9,460	$28,733	$27,175
Add back: Goodwill amortization	—	123	—	320

Adjusted net income	$10,153	$9,583	$28,733	$27,495

Basic earnings per share:
As reported	$0.33	$0.30	$0.94	$0.86
Goodwill amortization	—	0.01	—	0.01

Adjusted net income	$0.33	$0.31	$0.94	$0.87

Diluted earnings per share:
As reported	$0.33	$0.30	$0.93	$0.86
Goodwill amortization	—	—	—	0.01

Adjusted net income	$0.33	$0.30	$0.93	$0.87

	For the Years Ended December 31
(Dollars in thousands, except
earnings per share amounts)	2001	2000	1999

Net income	$35,325	$24,841	$35,291
Add back: Goodwill amortization	441	363	203

Adjusted net income	$35,766	$25,204	$35,494

Basic earnings per share:
As reported	$1.12	$0.79	$1.12
Goodwill amortization	0.02	0.01	—

Adjusted net income	$1.14	$0.80	$1.12

Diluted earnings per share:
As reported	$1.12	$0.79	$1.11
Goodwill amortization	0.01	0.01	0.01

Adjusted net income	$1.13	$0.80	$1.12

Note Four – Impaired Loans

     The recorded investment in impaired loans was $26.1 million (of which $17.8 million was on nonaccrual status) and $14.2 million (of which $11.9 million was on nonaccrual status) at September 30, 2002 and December 31, 2001, respectively. The related allowance for loan losses on impaired loans was $4.0 million and $1.8 million at September 30, 2002 and December 31, 2001, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2002 and 2001 was $24.5 million and $18.7 million, respectively.

Note Five – Stock Repurchase Program

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. During the nine months ended September 30, 2002, the Corporation had repurchased 698,600 shares of its common stock at an average per-share price of $16.82, which reduced shareholders’ equity by $11.8 million.

Note Six – Trading Activity

     The Corporation engages in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio. Under these agreements the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. For the three months and nine months ended September 30, 2002, the Corporation recognized income of $0.3 million and $1.0 million, respectively, from writing covered call options. The Corporation recognized income of $0.8 million and $1.1 million for the three and nine months ended September 30, 2001, respectively, from writing covered call options. There were no written covered call options outstanding at September 30, 2002.

Note Seven – Related Party Transactions

     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

     During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact will receive a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty four-month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and Mr. Godbold will receive commissions from Impact based on fees earned by Impact. Management believes that the transaction was at arms length. Management has ascertained the financial terms for numerous other contracts entered into by other banks in the Corporation’s service area for this type of product, and the terms obtained by the Company are no less favorable to the Company than the terms obtained by such other banks. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. For the three and nine months ended September 30, 2002, the Corporation received revenues of approximately $1.2 million and $3.4 million, respectively, which resulted in fees of $181,000 and $402,000, respectively, to Impact and resulted in Impact paying commissions to GFA and Mr. Godbold of $127,000 and $281,000, respectively.

Note Eight – Business Segment Information

     Refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 for information with respect to the Corporation’s policies for defining and accounting for its segments. Financial information by segment for the nine months ended September 30, 2002 and 2001 is as follows:

2002

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$147,948	$153	$154	$148,255
Total interest expense	62,636	—	496	63,132

Net interest income	85,312	153	(342)	85,123
Provision for loan losses	6,095	—	—	6,095
Total noninterest income	23,640	11,348	(3,636)	31,352
Total noninterest expense	58,556	12,225	76	70,857

Net income (loss) before income taxes	44,301	(724)	(4,054)	39,523
Income taxes expense (benefit)	12,095	(198)	(1,107)	10,790

Net income (loss)	$32,206	$(526)	$(2,947)	$28,733

Total loans, net	$2,197,228	$17,031	$—	$2,214,259
Total assets	3,641,837	29,247	29,130	3,700,214

2001

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$163,620	$330	$160	$164,110
Total interest expense	85,484	—	76	85,560

Net interest income	78,136	330	84	78,550
Provision for loan losses	3,265	—	—	3,265
Total noninterest income	16,105	11,177	308	27,590
Total noninterest expense	52,364	10,455	(6)	62,813

Net income before income taxes	38,612	1,052	398	40,062
Income taxes	12,393	366	128	12,887

Net income	$26,219	$686	$270	$27,175

Total loans, net	$1,947,703	$11,246	$—	$1,958,949
Total assets	3,300,461	23,651	24,758	3,348,870

(1)	Included in other operating segments are revenues, expenses and assets of insurance services, brokerage, mortgage and financial management.
(2)	Included in “other” are revenues, expenses and assets of the parent company and eliminations.

Note Nine – Equity Method Investments

     The Corporation’s equity method investments represent investments in venture capital limited partnerships.

     The Corporation’s recognition of earnings or losses from an equity method investment is determined by the Corporation’s share of the investee’s earnings on a quarterly basis (or, in the case of some smaller investments, on an annual basis if there has been no significant change in values). The limited partnerships generally provide their financial information during the quarter after the end of a given period, and the Corporation’s policy is to record its share of earnings or losses on these equity method investments in the quarter such financial information is received.

     These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these limited partnerships invest. All of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made by the management of the limited partnerships, and are reviewed by the Corporation’s management for reasonableness. The assumptions in the valuation of these investments include the viability of the business model, the ability of the company to obtain alternative financing, the ability to generate revenues in future periods and other subjective factors. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be widely varying gains or losses on these equity method investments in future periods.

     At September 30, 2002 and December 31, 2001 the total book value in equity method investments was $3.8 million and $8.7 million, respectively, and is included in other assets on the consolidated balance sheet. At September 30, 2002, the Corporation’s remaining commitment to fund the equity method investments was $1.6 million and represented commitments to three venture funds licensed by the Small Business Administration as Small Business Investment Corporations. These venture funds make debt investments in established companies that have a minimum of $5 million in annual revenue. The remaining commitments are callable in 2002 and are unrelated to the investment discussed in the following paragraph.

     During the first quarter of 2002, the Corporation received the fourth quarter 2001 valuation for one of its limited partnerships, indicating a significant decline in the value of one of its investments. As a result, the Corporation recorded a loss on this equity method investment in the first quarter of 2002 of $3.3 million. During the third quarter of 2002, the Corporation received a revised valuation from the manager of this venture capital limited partnership resulting from an investee company seeking additional funding prior to year end 2002. The fund manager indicated that because of the current economic environment this caused the investment to be revalued downward by the limited partnership. The revised valuation was reviewed by the Corporation’s management for reasonableness. As a result, the Corporation recorded an additional loss on this equity method investment in the third quarter of 2002 of $2.5 million. Partially offsetting these total losses of $5.8 million was income on other equity method investments of approximately $300,000 in the first quarter of 2002 and $100,000 in the second quarter of 2002.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of First Charter Corporation (the “Corporation”) and the notes thereto.

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

     Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected business increases in connection with the implementation of our business plan are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions, or expenses in general, are greater than expected; (4) general economic conditions, in the markets in which the company does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) any inability to generate liquidity necessary to meet loan demand or other cash needs; (9) any inability to accurately predict the adequacy of the loan loss allowance needs; (10) legislation or regulatory requirements or changes adversely affect the businesses in which the company is engaged; and (11) decisions to change the business mix of the company.

Overview

     The Corporation is a bank holding company established as a North Carolina Corporation in 1983. Its principal asset is the stock of its subsidiary, First Charter Bank (“FCB” or the “Bank”). FCB is a full service bank, which now operates 52 financial centers, five insurance offices and one mortgage origination office in addition to its main office, as well as 93 ATMs (automated teller machines). These facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. Further, FCB maintains one mortgage origination office in Virginia. The Corporation’s primary market area constitutes North Carolina and predominately centers around the Metro region of Charlotte, North Carolina, including Mecklenburg County and its surrounding counties. The Charlotte Metro region has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. As of August 31, 2002 the unemployment rate for the Charlotte Metro region was 6.1 percent compared to 6.3 percent for the state of North Carolina. The Corporation is not dependent on any one or a few types of commerce due to the diverse industrial base in the region.

     Through its financial center locations, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts; “Money Market Rate” accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agriculture, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking. In addition, through First Charter Brokerage Services, a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates six other subsidiaries: First Charter Insurance Services, Inc., First Charter of Virginia Realty Investments, Inc., First Charter Realty Investments, Inc., FCB Real Estate, Inc., First Charter Real Estate Holding, LLC., and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter of Virginia Realty Investments, Inc. is a Virginia corporation engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. FCB Real Estate, Inc. is a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC is a North Carolina limited liability company. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

     The principal offices of the Corporation are located in the 230,000 square foot First Charter Center located at 10200 David Taylor Drive in Charlotte, North Carolina, which is owned by the Bank through its subsidiaries. The First Charter Center contains the corporate offices of the Corporation as well as the operations, mortgage loan and data processing departments of FCB.

     In addition to its main office, FCB has 52 financial centers, five insurance offices, one mortgage origination office and 93 ATMs located in 17 counties throughout North Carolina. As of September 30, 2002, the Corporation and its subsidiaries owned 34 financial center locations, leased 18 financial center locations and leased five insurance offices. The Corporation also leases a facility in Reston, Virginia for the origination of real estate loans, as well as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans.

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

     In addition, the Corporation also considers its policy regarding equity method investments to be a critical accounting policy due to the assumptions in the valuation of these investments and other subjective factors. The Corporation’s equity method investments represent investments in venture capital limited partnerships.

     The Corporation’s recognition of earnings or losses from an equity method investment is determined by the Corporation’s share of the investee’s earnings on a quarterly basis (or, in the case of some smaller investments, on an annual basis if there has been no significant change in values). The limited partnerships generally provide their financial information during the quarter after the end of a given period, the Corporation’s policy is to record its share of earnings or losses on these equity method investments in the quarter such information was received.

     These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these limited partnerships invest. All of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made by the management of the limited partnerships and are reviewed by the Corporation’s management for reasonableness. The assumptions in the valuation of these investments include the viability of the business model, the ability of the company to obtain alternative financing, the ability to generate revenues in future periods and other subjective factors. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be widely varying gains or losses on these equity method investments in future periods.

Results of Operations

     Refer to Table One for quarterly and nine month selected financial data.

Earnings Summary

     Net income amounted to $10.2 million, or $0.33 per diluted common share, for the three months ended September 30, 2002, compared to $9.5 million, or $0.30 per diluted common share, for the three months ended September 30, 2001, representing an increase of $0.7 million. Net income for the three months ended September 30, 2002 and 2001 includes certain other items as described in following paragraph. The increase in net income was primarily due to (i) a $2.1 million increase in net interest income resulting from decreased interest expense, increased loan growth and higher levels of securities outstanding and (ii) a $0.7 million decrease in income taxes due to a decrease in the effective tax rate. These increases to net income were partially offset by (i) a $0.4 million increase in the provision for loan losses due to increased loan growth, (ii) a $1.6 million decrease in noninterest income primarily due to net losses on equity method investments and (iii) a $0.1 million increase in noninterest expense.

     Net income for the three months ended September 30, 2002 and 2001 includes certain other items, which are set forth in Table One. These other items are considered nonrecurring in nature by management and therefore should be considered in a year over year analysis of results of operations. For the three months ended September 30, 2002, other items primarily consisted of (i) a $2.5 million ($1.8 million, or $0.06 diluted loss per share, after-tax) net loss on equity method investments and (ii) a $0.5 million ($0.4 million, or $0.01 diluted earnings per share, after-tax) gain from the repositioning of the equity securities available for sale investment portfolio.

     Net income amounted to $28.7 million, or $0.93 per diluted common share, for the nine months ended September 30, 2002, compared to $27.2 million, or $0.86 per diluted common share, for the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2002 and 2001 includes certain other items as described in the following paragraph. The increase in net income was primarily due to (i) a $6.5 million increase in net interest income resulting from decreased interest expense, increased loan growth and higher levels of securities outstanding, (ii) a $3.8 million increase in noninterest income resulting from growth in service charges on deposit accounts, gains on sale of securities, increased brokerage income and growth in First Charter Insurance Services and (iii) a $2.1 million decrease in income taxes due to a decrease in the effective tax rate. These increases were partially offset by (i) a $2.8 million increase in the provision for loan losses due to increased loan growth, higher net charge-offs and higher nonaccrual loans during the first and second quarter of 2002 (ii) and an $8.0 million increase in noninterest expense due to expenses associated with the implementation of a new computer operating system in the fourth quarter of 2001, increased occupancy and equipment depreciation expense related to putting the First Charter Center into service during the second quarter of 2001, the costs associated with additional personnel, and incentive compensation on increases in certain noninterest income categories under established incentive plans.

     Net income for the nine months ended September 30, 2002 and 2001 includes certain other items, which are set forth in Table One. These other items are considered nonrecurring in nature by management and therefore should be considered in a year over year analysis of results of operations. For the nine months ended September 30, 2002, other items primarily consisted of (i) a $1.0 million ($0.7 million, or $0.02 diluted earnings per share, after-tax) gain recognized on the sale of excess bank property, (ii) a $4.0 million ($2.9 million, or $0.10 diluted earnings per share, after-tax) gain from the repositioning of the fixed income and equity securities available for sale investment portfolio and (iii) a $5.5 million ($4.0 million, or $0.13 diluted loss per share, after-tax) net loss on equity method investments.

Table One
Selected Financial Data

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

(Dollars in thousands, except per share amounts)	2002	2001	2002	2001

Income statement
Interest income	$49,782	$54,649	$148,255	$164,110
Interest expense	20,817	27,826	63,132	85,560

Net interest income	28,965	26,823	85,123	78,550
Provision for loan losses	1,750	1,325	6,095	3,265
Noninterest income	8,730	10,356	31,352	27,590
Noninterest expense	21,979	21,892	70,857	62,813

Income before income taxes	13,966	13,962	39,523	40,062
Income taxes	3,813	4,502	10,790	12,887

Net income	$10,153	$9,460	$28,733	$27,175

Per common share
Basic net income	$0.33	$0.30	$0.94	$0.86
Diluted net income	0.33	0.30	0.93	0.86
Cash dividends declared	0.185	0.180	0.545	0.540
Period-end book value	10.76	10.49	10.76	10.49
Average shares outstanding – basic	30,379,838	31,314,550	30,667,773	31,575,452
Average shares outstanding – diluted	30,506,426	31,545,721	30,864,476	31,760,942
Ratios
Return on average shareholders’ equity (1)	12.09%	11.72%	11.78%	11.43%
Return on average assets (1)	1.12	1.18	1.10	1.19
Net interest margin (1)	3.54	3.68	3.63	3.81
Average loans to average deposits	95.27	92.38	95.27	92.38
Average equity to average assets	9.29	10.06	9.29	10.06
Efficiency ratio (2)	59.86	59.46	63.47	59.14
Dividend payout	55.59	60.02	58.54	63.11
Selected period end balances
Securities available for sale	$1,212,742	$1,133,333	$1,212,742	$1,133,333
Loans, net	2,214,259	1,958,949	2,214,259	1,958,949
Allowance for loan losses	27,411	28,221	27,411	28,221
Total assets	3,700,214	3,348,870	3,700,214	3,348,870
Total deposits	2,313,788	2,163,799	2,313,788	2,163,799
Borrowings	1,004,836	806,141	1,004,836	806,141
Total liabilities	3,375,979	3,021,297	3,375,979	3,021,297
Total shareholders’ equity	324,235	327,573	324,235	327,573
Selected average balances
Loans, net	2,170,961	1,973,373	2,078,937	1,994,709
Earning assets	3,311,707	2,957,440	3,209,160	2,839,531
Total assets	3,586,969	3,184,788	3,486,391	3,057,129
Total deposits	2,278,758	2,136,217	2,231,470	2,057,337
Borrowings	923,570	682,498	879,948	634,996
Total shareholders’ equity	333,165	320,242	326,026	317,790

Schedule of other items included in earnings
Noninterest income
Equity portfolio repositioning gains (3)	$509	$—	$1,779	$—
Fixed income portfolio repositioning gains (3)	—	—	2,265	—
Equity investment other than temporary write down	—	—	(20)	(144)
Equity method (loss) income	(2,525)	73	(5,461)	82
Gain on sale of properties	—	129	1,013	129

Total other items	$(2,016)	$202	$(424)	$67

Other items, net of tax	$(1,466)	$137	$(308)	$46

(1)  Annualized
(2) Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.
(3) Repositioning gains are sales performed to shorten the maturities of fixed income securities or to liquidate certain equity holdings.

Business Segments

     For the nine months ended September 30, 2002 and 2001 the Corporation only had one reportable segment, FCB. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Other operating segments include brokerage, insurance, mortgage and financial management which provides comprehensive financial planning, funds management, and investments.

     The following table for First Charter’s reportable business segment compares total income for the nine months ended September 30, 2002 to the same period last year:

Table Two
Business Segment Net Income (Loss)

	For the Nine Months
	Ended September 30

(Dollars in thousands)	2002	2001

FCB	$32,206	$26,219
Other operating segments	(526)	686
Other	(2,947)	270

Total consolidated	$28,733	$27,175

     FCB’s net income was $32.2 million for the nine months ended September 30, 2002 compared to $26.2 million for the same year ago period. The increase was primarily due to a $1.0 million gain recognized on the sale of excess bank property; $2.3 million of gains from the repositioning of the fixed income securities available for sale investment portfolio; a $7.2 million increase in net interest income resulting from decreased interest expense, increased loan growth and higher levels of securities outstanding; increased noninterest income resulting from growth in service charges on deposit accounts; and a decrease in income taxes due to a decline in the effective tax rate. These increases were partially offset by a $2.8 million increase in the provision for loan losses due to increased loan growth, higher net charge-offs and higher levels of nonaccrual loans during 2002; a $6.2 million increase in noninterest expense due to expenses associated with the implementation of a new computer operating system placed into service during the fourth quarter of 2001; and increased occupancy and equipment depreciation expense related to putting the First Charter Center into service during the second quarter of 2001.

     Other operating segments reported a net loss of $0.5 million for the nine months ended September 30, 2002 compared to net income of $0.7 million for the same year ago period. The decrease was primarily due to decreased mortgage fee income resulting from mortgage loans having been retained by the bank to replace normal amortization and run-off due to refinancings and an increase in noninterest expense due to costs associated with additional personnel and increased incentive compensation based on increases in certain noninterest income categories under established sales incentive plans.

     Other reported a net loss of $2.9 million for the nine months ended September 30, 2002 compared to net income of $0.3 million for the same year ago period. The decrease was primarily due to a $5.5 million net loss on equity method investments partially offset by a $1.8 million gain from the repositioning of the equity securities available for sale investment portfolio.

Net Interest Income

     An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and nine months ended September 30, 2002 and 2001 is presented in Tables Three and Four, respectively. The changes in net interest income for the three and nine months ended September 30, 2002 and 2001 are analyzed in Tables Five and Six, respectively.

     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. Net interest income amounted to $29.0 million and $85.1 million for the three and nine months ended September 30, 2002, an increase of $2.2 million and $6.5 million from net interest income of $26.8 million and $78.6 million for the same periods in 2001. The increase in net interest income was driven by decreased interest expense, increased loan growth and higher levels of securities outstanding. The reduced interest expense for 2002 was due to the lower cost of funding in a declining interest rate environment. The increased securities interest income was due to the higher levels of securities outstanding. The Corporation began to increase its securities available for sale portfolio late in the first quarter of 2001 to offset the effects of the dampened loan growth. As loan growth has increased during 2002, the rate of increase in the securities available for sale portfolio has slowed as compared to 2001.

     Average interest earning assets increased approximately $354.3 million to $3.31 billion for the three months ended September 30, 2002 compared to $2.96 billion for the same 2001 period. This increase was partially due to a $152.0 million increase in the Corporation’s average securities available for sale. The Corporation began to increase its securities available for sale portfolio late in the first quarter of 2001 which continued through the end of 2001 (as described above). Average interest earning assets also increased due to growth in the Corporation’s average loan portfolio, which increased $197.6 million for the three months ended September 30, 2002 compared to the same 2001 period. Average interest earning assets increased approximately $369.6 million to $3.21 billion for the nine months ended September 30, 2002 compared to $2.84 billion for the same 2001 period. This increase is due to a $376.9 million increase in the Corporation’s average securities available for sale, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The increase in average securities available for sale was primarily due to purchases of additional securities beginning late in the first quarter of 2001 which continued through the end of 2001 (as described above). The increase in average interest earning assets during the nine months ended September 30, 2002 was partially offset by a decrease of $7.5 million in the Corporation’s average loan portfolio, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The decrease in average yield on interest earning assets to 6.03 percent and 6.23 percent for the three and nine months ended September 30, 2002, respectively, compared to 7.41 percent and 7.79 percent for the same 2001 periods, resulted principally from the decrease in the average prime rate to 4.75 percent for both the three and nine months ended September 30, 2002 from 6.57 percent and 7.52 percent for the three and nine months ended September 30, 2001, respectively. The decrease in the average prime rate is attributable to the Federal Reserve’s 475 basis point decrease in the Fed Funds rate for the year ended December 31, 2001. The average yield earned on loans was 6.36 percent and 6.52 percent for the three and nine months ended September 30, 2002, respectively, compared to 7.87 percent and 8.29 percent for the same 2001 periods.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities of $348.6 million to $2.91 billion for the three months ended September 30, 2002 and an increase of $397.3 million to $2.84 billion for the first nine months of 2002 as compared to the same periods in 2001, due to the use of Federal Home Loan Bank (“FHLB”) advances to fund securities purchases and loan growth and increases in deposits. The average rate paid on interest bearing liabilities decreased to 2.83 percent and 2.97 percent for the three and nine months ended September 30, 2002, respectively, compared to 4.30 percent and 4.68 percent in the same 2001 periods, primarily due to a decline in the average costs of borrowings. The average rate paid on interest-bearing deposits was 2.49 percent and 2.65 percent for the three and nine months ended September 30, 2002, respectively, down from 4.15 percent and 4.54 percent in the same 2001 periods. Similarly, the rate paid on other borrowed funds decreased to 3.57 percent and 3.68 percent for the three and nine months ended September 30, 2002, respectively, compared to 4.72 percent and 5.07 percent in the same 2001 period.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 14 basis points to 3.54 percent and 16 basis points to 3.60 percent for the three and nine months ended September 30, 2002, respectively, compared to 3.68 percent and 3.76 percent in the same 2001 periods. The decrease reflects the impact of the declining interest rate environment in 2001, which had a negative impact on the net interest margin as assets repriced faster than liabilities because of the asset sensitive nature of the balance sheet. The addition of lower yielding securities, higher levels of borrowings and competitive forces related to loan and deposit pricing also had a negative impact on the net interest margin.

     The following table includes for the three months ended September 30, 2002 and 2001 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Three
Average Balances and Net Interest Income Analysis

	Third Quarter 2002			Third Quarter 2001

		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense	Paid(5)

Interest earning assets:
Loans (1)(2)(3)	$2,170,961	$34,828	6.36%	$1,973,373	$39,155	7.87%
Securities – taxable	1,049,868	14,091	5.37	890,556	14,525	6.52
Securities – nontaxable	79,338	1,249	6.16	86,620	1,373	6.34
Federal funds sold	1,369	5	1.56	1,228	11	3.54
Interest bearing bank deposits	10,171	45	1.75	5,663	51	3.54

Total earning assets(4)	3,311,707	50,218	6.03	2,957,440	55,115	7.41

Cash and due from banks	70,854			65,884
Other assets	204,408			161,464

Total assets	$3,586,969			$3,184,788

Interest bearing liabilities:
Demand deposits	569,768	1,360	0.95	523,543	2,452	1.86
Savings deposits	133,123	322	0.96	114,192	485	1.68
Other time deposits	1,287,930	10,816	3.33	1,245,511	16,767	5.34
Other borrowings	923,570	8,319	3.57	682,498	8,122	4.72

Total interest bearing liabilities	2,914,391	20,817	2.83	2,565,744	27,826	4.30

Noninterest bearing sources:
Noninterest bearing deposits	287,937			252,971
Other liabilities	51,476			45,831
Shareholders’ equity	333,165			320,242

Total liabilities and shareholders’ equity	$3,586,969			$3,184,788

Net interest spread			3.20			3.11
Impact of noninterest bearing sources			0.34			0.57

Net interest income/ yield on earning assets		$29,401	3.54%		$27,289	3.68%

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.
(2)Average loan balances are shown net of unearned income.
(3)Includes amortization of deferred loan fees of approximately $509 and $961 for the third quarter of 2002 and 2001, respectively.
(4)Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the third quarter of 2002 and 2001. The adjustments made to convert to a taxable-equivalent basis were $436 and $466 for the third quarter of 2002 and 2001, respectively.
(5)Annualized

     The following table includes for the nine months ended September 30, 2002 and 2001 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Four
Average Balances and Net Interest Income Analysis

	Nine Months Ended September 30

	2002			2001

		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense	Paid(5)

Interest earning assets:
Loans (1)(2)(3)	$2,078,937	$101,348	6.52%	$1,994,709	$123,694	8.29%
Securities – taxable	1,038,135	44,208	5.68	746,326	37,255	6.66
Securities – nontaxable	82,446	3,914	6.33	89,132	4,258	6.37
Federal funds sold	1,081	14	1.76	1,470	57	5.16
Interest bearing bank deposits	8,561	106	1.65	7,894	288	4.87

Total earning assets(4)	3,209,160	149,590	6.23	2,839,531	165,552	7.79

Cash and due from banks	85,965			65,881
Other assets	191,266			151,717

Total assets	$3,486,391			$3,057,129

Interest bearing liabilities:
Demand deposits	571,059	4,156	0.97	506,954	8,428	2.22
Savings deposits	122,557	1,010	1.10	116,791	1,599	1.83
Other time deposits	1,270,253	33,775	3.55	1,187,787	51,444	5.79
Other borrowings	879,948	24,191	3.68	634,996	24,089	5.07

Total interest bearing liabilities	2,843,817	63,132	2.97	2,446,528	85,560	4.68

Noninterest bearing sources:
Noninterest bearing deposits	267,601			245,805
Other liabilities	48,947			47,006
Shareholders’ equity	326,026			317,790

Total liabilities and shareholders’ equity	$3,486,391			$3,057,129

Net interest spread			3.26			3.11
Impact of noninterest bearing sources			0.34			0.65

Net interest income/ yield on earning assets		$86,458	3.60%		$79,992	3.76%

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.
(2) Average loan balances are shown net of unearned income.
(3) Includes amortization of deferred loan fees of approximately $1,611 and $2,389 for the nine months ended September 30, 2002 and 2001, respectively.
(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first nine months of 2002 and 2001. The adjustments made to convert to a taxable-equivalent basis were $1,335 and $1,442 for the nine months ended September 30, 2002 and 2001, respectively.
(5) Annualized

     The following tables presents the changes in net interest income from the three months ended September 30, 2001 to September 30, 2002:

Table Five
Volume and Rate Variance Analysis

	Three months ended September 30

	Increase (Decrease) in Net Interest Income
	Due to Change in(1)

	2001			2002
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans	$39,155	$(7,872)	$3,545	$34,828
Securities – taxable	14,525	(2,802)	2,368	14,091
Securities – nontaxable	1,373	(10)	(114)	1,249
Federal funds sold	11	(6)	—	5
Interest bearing bank deposits	51	(36)	30	45

Total interest income	$55,115	$(10,726)	$5,829	$50,218

Interest expense:
Demand deposits	$2,452	$(1,255)	$163	$1,360
Savings deposits	485	(226)	63	322
Other time deposits	16,767	(6,415)	464	10,816
Other borrowings	8,122	(2,324)	2,521	8,319

Total interest expense	27,826	(10,220)	3,211	20,817

Net interest income	$27,289	$(506)	$2,618	$29,401

(1)The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

     The following tables presents the changes in net interest income from the nine months ended September 30, 2001 to September 30, 2002:

Table Six
Volume and Rate Variance Analysis

	Nine months ended September 30

	Increase (Decrease) in Net Interest Income
	Due to Change in(1)

	2001			2002
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans	$123,694	$(27,010)	$4,664	$101,348
Securities – taxable	37,255	(6,544)	13,497	44,208
Securities – nontaxable	4,258	(26)	(318)	3,914
Federal funds sold	57	(32)	(11)	14
Interest bearing bank deposits	288	(198)	16	106

Total interest income	$165,552	$(33,810)	$17,848	$149,590

Interest expense:
Demand deposits	$8,428	$(5,038)	$766	$4,156
Savings deposits	1,599	(653)	64	1,010
Other time deposits	51,444	(20,551)	2,882	33,775
Other borrowings	24,089	(7,911)	8,013	24,191

Total interest expense	85,560	(34,153)	11,725	63,132

Net interest income	$79,992	$343	$6,123	$86,458

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

Provision for Loan Losses

     The provision for loan losses is the amount charged to earnings which is necessary to maintain an adequate and appropriate allowance for loan losses. Accordingly, the factors which influence changes in the allowance for loan losses have a direct effect on the provision for loan losses. The allowance for loan losses changes from period to period as a result of a number of factors, the most significant of which for the Corporation include the following: changes in the amounts of loans outstanding; changes in the mix of types of loans; current charge-offs and recoveries of loans; changes in impaired loan valuation allowances; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; and changes in historical loss percentages, which are used to estimate current probable loan losses. In addition, the Corporation considers other, more subjective factors which impact the credit quality of the portfolio as a whole, and estimates allocations of allowance for loan losses for these factors as well. These factors include loan concentrations, economic conditions and operational risks, all of which are measured by the Corporation as a percentage of loans outstanding. Changes in these components of the allowance can arise from fluctuations in the underlying percentages used as related loss estimates for these factors, as well as variations in the portfolio balances to which they are applied. The net change in all of these components of the allowance for loan losses results in the provision for loan losses. For a more detailed discussion of the Corporation’s process for estimating the allowance for loan losses, see Allowance for Loan Losses.

     The provision for loan losses for the three months ended September 30, 2002 amounted to $1.8 million compared $1.3 million for the three months ended September 30, 2001. The increase in the provision for loan losses was primarily due to $116.1 million of gross loan growth for the three months ended September 30, 2002 compared to $17.5 million of gross loan growth for the three months ended September 30, 2001. The loan growth experienced during the three months ended September 30, 2002 was primarily in 1-4 family mortgages and home equity lines, which accounted for 65 percent of the loan growth. The increase in the provision for loan losses was partially offset by lower levels of nonaccrual loans (see “Financial Condition – Nonperforming Assets”).

     The provision for loan losses for the three months ended September 30, 2002 amounted to $1.8 million compared to $2.2 million for the three months ended June 30, 2002. The decrease in the provision for loan losses was primarily due to lower levels of nonaccrual loans (see “Financial Condition - Nonperforming Assets”) as well as an increase in 1-4 family mortgages and home equity lines of credit which requires lower allowance percentages in the allowance model. Growth in 1-4 family mortgages and home equity lines of credit accounted for 65 percent of the loan growth for the three months ended September 30, 2002.

     The provision for loan losses for the nine months ended September 30, 2002 amounted to $6.1 million compared to $3.3 million a year ago. This increase in the provision for loan losses was due to a $1.1 million increase in net charge-offs (as described below), higher levels of nonaccrual loans during the first and second quarters of 2002 (see “Financial Condition – Nonperforming Assets”), and $286.8 million in gross loan growth for the nine months ended September 30, 2002 compared to a decrease of $170.2 million in gross loans for the nine months ended September 30, 2001. The loan growth experienced during the nine months ended September 30, 2002 was primarily in 1-4 family mortgages and home equity lines, which accounted for 67 percent of the loan growth.

     Net charge-offs for the three months ended September 30, 2002 decreased to $1.2 million compared to $1.6 million for the three months ended June 30, 2002 and was essentially unchanged compared to the three months ended September 30, 2001. The decrease in net charge-offs compared to the three months ended June 30, 2002 was due to decreases in commercial loan charge-offs as well as a $0.2 million recovery related to a commercial loan previously charged-off during 2001. In addition, the allowance for loan losses was reduced by $0.3 million due to the sale of $3.1 million of residential nonaccrual loans during the third quarter of 2002.

     Net charge-offs for the nine months ended September 30, 2002 increased to $4.2 million from $3.1 million during the comparable prior year period. The increase in net charge-offs was due to increases in commercial loan charge-offs during 2002. Partially offsetting these increases in net charge-offs was a $0.2 million recovery (as described above). First Charter continues to monitor the credit quality of the loan portfolio, and charge-offs are recorded when the financial condition of the borrower and the likelihood of repayment warrant such actions. First Charter anticipates that net charge-offs may continue to increase as the effect of the slowed economy impacts the financial condition of some customers.

     During the three and nine months ended September 30, 2002, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information, and assesses its impact on the allowance for loan losses. Based on its review during the three months ended September 30, 2002, the Corporation noted that economic conditions continue to be weak; however management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.

     The Corporation also continuously reviews its portfolio for any concentrations of loans to any one borrower or industry in the area. To analyze its concentrations, the Corporation prepares various reports showing total loans to borrowers by industry, as well as reports showing total loans to one borrower. At the present time, the Corporation does not believe it is overly concentrated to any industry or specific borrower, and therefore has made no allocations of allowances for loan losses for this factor for any of the periods presented.

     In addition to reviewing the impact of the economy and any loan concentrations, the Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. Additional reserves have been set aside in the allowance model for operational risk due to the differences in underwriting methodologies underlying the loans inherited through the mergers of the last five years. With the implementation of one central loan policy and procedure, this risk appears to be stable. As a result, the percent of additional allocation for the operational reserve has not changed in recent periods.

     The provision for loan losses was not significantly impacted by changes in allocations of allowance for loan losses to the various loan types, as higher allocations of allowance for loan losses that were required for commercial loans in September 2002 over June 2002, were almost entirely offset by lower allocations for consumer and mortgage loans. The higher allocations of the allowance for loan losses to commercial loans over the June 30, 2002 period was due to a decrease in the credit grades for certain loans and loan growth. This was almost entirely offset by a decline in the allocation for consumer loans due to lower levels of past due and nonaccrual consumer loans, combined with a decrease in the historical loss percentage used for consumer loans in the allowance model. In addition, the allocation for mortgage loans decreased due primarily to the sale of nonaccrual mortgage loans during the third quarter.

     Other than the changes in the historical loss percentages for consumer loans discussed above, management did not make any significant changes in the loss estimation methods during the quarter that had a significant impact on the provision for loan losses.

Noninterest Income

     As presented in Table Seven, noninterest income decreased to $8.7 million for the three months ended September 30, 2002 compared to $10.4 million for the same period in 2001. The decrease was primarily due to $2.5 million in net losses on equity method investments as well as lower trading gains and decreased mortgage fee income. While the Corporation experienced record mortgage loan volume during 2002, a portion of mortgage loans originated have been retained by the bank to replace normal amortization and run-off due to refinancings. These loans primarily consisted of fixed rate 15 and 30 year mortgages. By placing these mortgage loans on the balance sheet, the mortgage fee income is recognized over the life of the loan versus at the time of sale as in prior periods. The effect of these decreases was partially offset by (i) a $1.0 million increase in services charges on deposit accounts resulting from increased overdraft and NSF fees, (ii) a $0.5 million increase in gains on sale of securities primarily due to the repositioning of the equity securities available for sale investment portfolio, (iii) a $0.2 million increase in brokerage income, and (iv) a $0.4 million increase in First Charter Insurance Services income. Noninterest income was also impacted by the write down of mortgage servicing rights of $19,000 and $173,000 for the three months ended September 30, 2002 and 2001, respectively.

     As presented in Table Seven, noninterest income increased 14 percent to $31.4 million for the nine months ended September 30, 2002 compared to $27.6 million for the same period in 2001. The increase was primarily due to (i) a $3.7 million increase in services charges on deposit accounts resulting from increased overdraft and NSF fees, (ii) a $4.8 million increase in gains on sale of securities primarily due to the repositioning of the equity and fixed income securities available for sale investment portfolios, (iii) a $0.3 million increase in brokerage income, (iv) a $0.8 million increase in First Charter Insurance Services income, and (v) a $0.9 million increase in gains on sale of property. The effects of these increases were partially offset by $5.5 million of net losses on equity method investments and a $0.6 million decrease in mortgage fee income, as discussed in the preceding paragraph. Noninterest income was also impacted by the write down of mortgage servicing rights of $225,000 and $444,000 for the nine months ended September 30, 2002 and 2001, respectively.

     As discussed in Note Nine of the consolidated financial statements, the components of the $5.5 million net loss on equity method investments were a loss of $5.8 million on one equity method investment that was partially offset by income on other equity method investments of approximately $300,000 in the first quarter of 2002 and $100,000 in the second quarter of 2002. First Charter’s equity method investments represent investments in venture capital limited partnerships. First Charter recognizes gains or losses from an equity method investment based upon changes in our share of the fair market value of the limited partnerships’ investments. These net losses are included in the Other segment as presented in Note Eight of the consolidated financial statements.

     During 2002, a portion of the fixed income securities available for sale portfolio was repositioned to reduce interest rate risk. Approximately $249 million of securities with longer maturities were sold and replaced with securities having shorter maturities. By reducing the average life of the securities available for sale portfolio, management has reduced the market value risk in a possible rising interest rate environment. In addition, the equity securities portfolio was reduced in order to focus First Charter’s efforts on other activities that could result in greater returns. Combined, these transactions resulted in gains of approximately $4.0 million. As part of the active management of the fixed income securities available for sale portfolio, callable securities which appear to be on the verge of being called at par are sold in order to realize their gain in value. Gains from these activities for the nine months ended September 30, 2002 amounted to $1.2 million.

Table Seven
Noninterest Income

	Three Months				Nine Months
	Ended September 30		Increase/(Decrease)		Ended September 30		Increase/(Decrease)

(Dollars in thousands)	2002	2001	Amount	Percent	2002	2001	Amount	Percent

Service charges on deposit accounts	$4,689	$3,689	$1,000	27.1%	$14,135	$10,481	$3,654	34.9%
Financial management income	566	569	(3)	(0.5)	1,913	1,984	(71)	(3.6)
Gain on sale of securities	1,416	824	592	71.8	6,168	1,373	4,795	349.2
(Loss) income from equity method investments	(2,525)	73	(2,598)	3,558.9	(5,461)	82	(5,543)	(6,759.8)
Mortgage loan fees	504	662	(158)	(23.9)	1,320	1,920	(600)	(31.3)
Brokerage services income	640	476	164	34.5	1,697	1,390	307	22.1
Insurance services income	2,313	1,959	354	18.1	6,658	5,815	843	14.5
Trading gains	298	829	(531)	(64.1)	1,040	1,062	(22)	(2.1)
Gain on sale of property	—	129	(129)	(100.0)	1,013	129	884	685.3
Other	829	1,146	(317)	(27.7)	2,869	3,354	(485)	(14.5)

Total noninterest income	$8,730	$10,356	$(1,626)	(15.7)%	$31,352	$27,590	$3,762	13.6%

Noninterest Expense

     As presented in Table Eight, noninterest expense remained essentially unchanged, totaling $22.0 million for the three months ended September 30, 2002 compared to $21.9 million for the same period in 2001. Collectively, the positive and negative variances offset each other. The positive variances were reduced postage, supplies, professional services, telephone and other noninterest expense. Factors contributing to the negative variance were the costs associated with additional personnel and incentive compensation based on increases in certain noninterest income categories under established sales incentive plans. In addition, the third quarter of 2002 reflects the depreciation and data processing costs associated with the implementation of a new operating system placed into service during the fourth quarter of 2001.

     As presented in Table Eight, noninterest expense totaled $70.9 million for the nine months ended September 30, 2002 compared to $62.8 million a year ago. The major contributing factors to this increase were the costs associated with additional personnel and incentive compensation based on increases in certain noninterest income categories under established sales incentive plans and increased occupancy and equipment depreciation expense associated with putting the First Charter Center into service in April of 2001. In addition, 2002 results reflect the depreciation and data processing costs associated with the implementation of a new operating system placed into service during the fourth quarter of 2001.

     The efficiency ratio increased to 63.47 percent compared to 59.14 percent for the nine months ended September 30, 2001. A significant portion of the increase in the efficiency ratio relates to the $5.5 million in net losses from equity method investments recognized during 2002 and increases in noninterest expense (as described above).

Table Eight
Noninterest Expense

	Three Months				Nine Months
	Ended September 30		Increase/(Decrease)		Ended September 30		Increase/(Decrease)

(Dollars in thousands)	2002	2001	Amount	Percent	2002	2001	Amount	Percent

Salaries and employee benefits	$11,988	$11,206	$782	7.0%	$38,093	$32,218	$5,875	18.2%
Occupancy and equipment	3,839	3,434	405	11.8	12,264	10,803	1,461	13.5
Data processing	758	601	157	26.1	2,208	1,505	703	46.7
Advertising	630	593	37	6.2	1,904	1,788	116	6.5
Postage and supplies	967	1,340	(373)	(27.8)	3,234	3,665	(431)	(11.8)
Professional services	1,393	1,614	(221)	(13.7)	4,774	4,196	578	13.8
Telephone	461	576	(115)	(20.0)	1,575	1,547	28	1.8
Amortization of intangibles	327	472	(145)	(30.7)	994	1,409	(415)	(29.5)
Other	1,616	2,056	(440)	(21.4)	5,811	5,682	129	2.3

Total noninterest income	$21,979	$21,892	$87	0.4%	$70,857	$62,813	$8,044	12.8%

Income Taxes

     Total income tax expense for the three and nine months ended September 30, 2002 was $3.8 million and $10.8 million, respectively, for an effective tax rate of 27.3 percent for both the three and nine months ended September 30, 2002, compared to $4.5 million and $12.9 million for an effective tax rate of 32.2 percent for both the three and nine months ended September 30, 2001. The decrease in the tax expense for the three and nine months ended September 30, 2002, was attributable to a decrease in taxable income and the effective tax rate. The decrease in the effective tax rate was due to the implementation of tax-planning strategies during 2002.

Financial Condition

Investment Portfolio

     The securities available for sale portfolio increased to $1.21 billion at September 30, 2002, compared to $1.08 billion at December 31, 2001, and $1.13 billion at September 30, 2001. Approximately $248.8 million in securities were repositioned to reduce interest rate risk during 2002. Net additions to the portfolio have been in shorter maturities than those previously on the balance sheet. Combined, these activities have shortened the average life of the portfolio from 4.77 years at December 31, 2001 to 2.07 years at September 30, 2002. Concurrently, the weighted average yield has declined to 5.27 percent at September 30, 2002 compared to 6.23 percent at December 31, 2001. The carrying value of securities available for sale was approximately $32.2 million above their amortized cost at September 30, 2002, which represents gross unrealized gains of $32.3 million and gross unrealized losses of $0.1 million.

Loan Portfolio

     The Corporation’s loan portfolio consists of four major categories: Commercial, Real Estate Construction, Residential Mortgage and Consumer (installment and home equity loans). Within these four segments the Corporation targets customers in its footprint, work within most business segments and focus on a relationship based business model. Thus pricing is driven by quality, loan size, the Corporation’s relationship with the customer and by competition. The Corporation is primarily a secured lender in all these loan categories. The Corporation’s loans are generally five years or less in duration with the exception of home equity lines and residential mortgages.

Commercial

     The Corporation’s commercial lending program is generally targeted to serve small-to-middle market business with sales of $50 million or less in the Corporation’s geographic area. Commercial lending includes commercial, financial, agricultural, industrial and real estate loans. The real estate loans are both owner occupied and project related. In addition, the Corporation has a small loan participation program known as the Strategic Partners program through which we participate loans with other community banks. The Corporation does not usually participate in syndicated loans. Pricing on commercial loans, driven largely by competition, is usually tied to market indexes, such as the prime rate, the London Interbank Offer Rate (LIBOR) or rates on US Treasury securities.

Construction

     Real Estate Construction loans include residential construction/permanent loans, which are intended to convert to permanent 1-4 family residential mortgage loans upon completion of the construction. The Corporation is also a commercial construction lender. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures in the Corporation’s market area. They are made for purposes including, but no limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

Real Estate Mortgage

     The Corporation originates 1-4 family residential mortgage loans throughout the Corporation’s footprint and in Reston, Virginia which is a Loan Production Office. The Corporation offers a full line of products including conventional, conforming, and jumbo fixed rate and adjustable rate mortgages which are originated and sold into the secondary market, however, from time to time a portion of this production is retained.

Consumer

     The Corporation offers a wide variety of consumer loan products. Various types of secured and unsecured loans are marketed to qualifying existing clients and to other creditworthy candidates in the Corporation’s market area. Home equity loans and lines are underwritten with note amounts that ensure consistency with the Corporation’s policies. Unsecured loans, including revolving credits (e.g. credit cards, checking account overdraft protection and personal lines of credit) are provided and various installment loan products such as vehicle loans are offered. All consumer lending is centrally decisioned and documented.

Loan Administration and Underwriting

     The Corporation’s credit risk policy and procedures are centralized for every loan type. In addition, all mortgage and consumer loans are centrally decisioned. All loans flow through an independent closing unit to ensure proper documentation. Lastly, all known collection or problem loans are centrally managed by experienced workout personnel. To monitor the effectiveness of policies and procedures, Management maintains a set of asset quality standards for past dues, nonaccrual and watch list loans and monitors the trends of these standards over time. These standards are approved by the Board of Directors and reviewed quarterly for compliance.

     The Bank’s Chief Credit Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loans less than $500,000 may be approved by experienced loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced lenders for any relationships greater than $500,000 and an independent Risk Manager whenever the relationship is greater than $1 million. All relationships greater than $1.5 million receive a comprehensive annual review by the senior lending officers of the Bank, which is then reviewed by the independent Risk Management Officers and the loan committees. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel.

     As described above, the Corporation’s loan portfolio consists of loans made for a variety of commercial and consumer purposes. Because commercial loans are made based to a great extent on the Corporation’s assessment of borrowers’ income, cash flow, character and ability to repay, such loans are viewed as involving a higher degree of credit risk than is the case with residential mortgage loans. To manage this risk, the Corporation’s commercial loan portfolio is managed under a defined process which includes underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to ascertain compliance with the Corporation’s credit policies and procedures.

     Consumer loans, especially home equity loans secured by 1 to 4 family real estate, are deemed less risky than commercial loans. Consumer loans being smaller in size provides risk diversity across the portfolio. As mortgage loans are secured by first liens on the consumer’s primary residence, they are the Corporation’s least risky loan type. A centralized decisioning process is in place to control the risk of the consumer and mortgage loan portfolio. This process is detailed in the underwriting guidelines which covers each retail loan product type from underwriting, servicing, compliance issues and closing procedures.

     Loan review has been and is currently outsourced to a consulting group which performs loan quality and process examinations. It is contemplated that this will become an in-house function in 2003.

     The table below summarizes loans in the classifications indicated as of September 30, 2002 and December 31, 2001.

Table Nine
Loan Portfolio Composition

	September 30, 2002		December 31, 2001

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$844,486	37.7%	$760,648	38.9%
Construction	323,380	14.4	338,705	17.3
Real estate mortgage	624,605	27.9	500,943	25.6
Consumer(1)	449,424	20.0	354,790	18.1

Total loans	2,241,895	100.0%	1,955,086	100.0%

(1)  Home equity and installment loans represented 67 percent and 33 percent of total consumer loans at September 30, 2002, respectively.

     Total loans at September 30, 2002 amounted to $2.24 billion as compared to $1.96 billion at December 31, 2001 and $1.99 billion at September 30, 2001, respectively. Year-to-date loan growth amounted to approximately 15 percent. While commercial and real estate construction loans accounted for 24 percent of the loan growth, 1-4 family mortgages accounted for approximately 43 percent of the loan growth, and direct marketing efforts to attract home equity lines of credit and other secured retail credit accounted for the remaining 33 percent of the growth.

     The Corporation’s primary market area includes the state of North Carolina but predominately centers around the metro region of Charlotte. At December 31, 2001, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this metro region. The diversity of the region’s economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

     In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the consolidated financial statements. At September 30, 2002, the unused portion of preapproved lines of credit totaled $337.9 million, unfunded loan commitments totaled $298.5 million and standby letters of credit aggregated $10.7 million. These amounts represent the Bank’s exposure to credit risk, and in the opinion of management, have no more than the normal lending risk that the Bank commits to its borrowers. Management expects that these commitments can be funded through normal operations.

Deposits

     Total deposits at September 30, 2002 amounted to $2.31 billion, compared to $2.16 billion at December 31, 2001 and $2.16 billion at September 30, 2001. Deposit growth has occurred across every major deposit category. The increase in deposits reflects the continued efforts to broaden existing customer relationships and to develop new ones.

Other Borrowings

     Other borrowings increased to $1.0 billion at September 30, 2002 compared to $808.5 million at December 31, 2001, and $806.1 million at September 30, 2001. The increase was primarily due to increases in Federal Home Loan Bank borrowings, which were at rates better than comparable retail funding rates. The proceeds of these borrowings were principally used to fund loan growth and security purchases.

Nonperforming Assets

     Nonaccrual loans at September 30, 2002 decreased to $24.4 million from $30.7 million at June 30, 2002. The decrease in nonaccrual loans was primarily due to the sale of $3.1 million of residential nonaccrual loans during the third quarter of 2002, the transfer of one commercial relationship totaling $1.3 million from nonaccrual status to other real estate, and several relationships which were repaid. Other real estate, received through loan foreclosure, increased to $9.7 million from $8.4 million at June 30, 2002 primarily due to the aforementioned foreclosure on one commercial property during the third quarter of 2002. This increase was partially offset by the sale of $0.2 million of residential other real estate during the third quarter of 2002. Total nonperforming assets and loans 90 days or more past due and still accruing decreased to $34.1 million at September 30, 2002 compared to $39.0 million at June 30, 2002. As a percentage of total assets, nonperforming assets decreased to 0.92 percent at September 30, 2002 compared to 1.12 percent at June 30, 2002.

     Nonaccrual loans at September 30, 2002 increased $0.6 million compared to December 31, 2001. The increase in nonaccrual loans during the first nine months of 2002 was primarily due to the addition of several large real estate loans to nonaccrual status. This increase was partially offset by the sale of $3.1 million of residential nonaccrual loans during the third quarter of 2002. During the nine months ended September 30, 2002, other real estate, received through loan foreclosure, increased to $9.7 million from $8.0 million at December 31, 2001. The increase in other real estate was primarily due to the foreclosure on one commercial relationship totaling $1.3 million during the third quarter of 2002. This increase was partially offset by the sale of $0.2 million of residential other real estate during the third quarter of 2002. Total nonperforming assets (includes nonaccrual loans and other real estate) and loans 90 days or more past due and still accruing at September 30, 2002, increased $2.1 million compared to December 31, 2001. As a percentage of total assets, nonperforming assets decreased to 0.92 percent at September 30, 2002 compared to 0.96 percent at December 31, 2001.

     Nonaccrual loans at September 30, 2002 decreased $2.1 million compared to September 30, 2001. The decrease in nonaccrual loans was primarily due to the sale of $3.1 million of residential nonaccrual loans during the third quarter of 2002, the transfer of two large commercial relationships from nonaccrual status to other real estate, and several relationships which were repaid. Other real estate, received through loan foreclosure, increased to $9.7 million at September 30, 2001 from $3.1 million at September 30, 2002 primarily due to the aforementioned foreclosures on two large commercial properties. Total nonperforming assets (includes nonaccrual loans and other real estate) and loans 90 days or more past due and still accruing at September 30, 2002, increased $4.4 million compared to September 30, 2001. As a percentage of total assets, nonperforming assets increased to 0.92 percent at September 30, 2002 compared to 0.88 percent at September 30, 2001.

     Nonaccrual loans at September 30, 2002 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Management anticipates that nonaccrual loans may increase in the near term as some of our customers continue to experience difficulties in this current economic environment. As discussed elsewhere herein, management has taken current economic conditions into consideration when estimating the allowance for loan losses.

     Total nonperforming assets and loans 90 days or more past due and still accruing interest at September 30, 2002 were $34.1 million or 1.51 percent of total loans and other real estate, compared to $32.0 million or 1.62 percent of total loans and other real estate at December 31, 2001 and $29.7 million or 1.49 percent of total loans and other real estate at September 30, 2001. The components of nonperforming assets and loans 90 days or more past due and still accruing are presented in the table below:

Table Ten
Nonperforming and Problem Assets

	September 30	June 30	March 31	December 31	September 30
(Dollars in thousands)	2002	2002	2002	2001	2001

Nonaccrual loans	$24,418	$30,656	$27,558	$23,824	$26,502
Other real estate	9,675	8,367	7,208	8,049	3,067

Total nonperforming assets	34,093	39,023	34,766	31,873	29,569

Loans 90 days or more past due and still accruing interest	—	—	38	152	114

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$34,093	$39,023	$34,804	$32,025	$29,683

Nonperforming assets as a percentage of:
Total assets	0.92%	1.12%	1.02%	0.96%	0.88%
Total loans and other real estate	1.51	1.83	1.71	1.62	1.49

Allowance for Loan Losses

     The Corporation’s allowance for loan losses consists of three components: (1) valuation allowances computed on impaired loans in accordance with SFAS No. 114; (2) valuation allowances determined by applying historical loss rates to those loans not considered impaired; and (3) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated quarterly by Credit Risk Management, and, along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting estimate is used to determine if the allowance for loan losses recorded by management is adequate and appropriate for each period.

     The first component of the allowance for loan losses, the valuation allowance for impaired loans, is computed based on documented reviews performed by the Corporation’s Credit Risk Management on individual impaired commercial loans greater than $150,000. Credit Risk Management typically estimates these valuation allowances by considering the fair value of the underlying collateral for each impaired loan using current appraisals or estimates of values. The results of these estimates are shared with the Special Asset Committee of FCB, and are then subject to review by the Loan Committee of the Board of Directors of the Bank. These estimates are updated periodically as circumstances change. Changes in the dollar amount of impaired loans or in the estimates of the fair value of the underlying collateral can impact the valuation allowance on impaired loans and, therefore, the overall allowance for loan losses.

     The second component of the allowance for loan losses, the portion attributable to all other loans not considered impaired, is determined by applying historical loss rates to the outstanding balance of loans. For purposes of computing these estimates, the portfolio is segmented as follows: commercial loans (by credit risk grade) and consumer loans, which include mortgage, general consumer, consumer real estate, home equity and consumer unsecured. Commercial loans are segmented further by credit grade, so that separate loss factors are applied to each pool of commercial loans. The historical loss factors applied to the various segments are determined using a migration analysis tool that computes current loss estimates by loan type (or, in the case of commercial loans, by credit grade) using a trailing loss history database. Since the migration analysis is based on trailing data, the percentage loss estimates can change based on actual losses in that trailing period. Changes in commercial loan credit grades or in the mix of the portfolio can also impact this component of the allowance for loan losses from period to period.

     The third component of the allowance for loan losses is intended to capture the various risk elements of the loan portfolio which are not sufficiently captured in the historical loss rates. These factors currently include economic risk, operational risk and concentration risk. Economic risk relates to the impact of current economic conditions on the Corporation’s borrower base, the effects of which may not be realized by the Corporation in the form of charge-offs for several periods. The Corporation monitors and documents various local, regional and national economic data, and makes subjective estimates of the impact of changes in economic conditions on the allowance for loan losses. Operational risk includes factors such as the likelihood of loss on a loan because of inadequate underwriting. In recent periods, the Corporation has made loss estimates for certain types of loans that were either acquired from other institutions in mergers or were underwritten using policies that are no longer in effect at the Corporation. These identified loans are considered to have higher risk of loss than currently reflected in historical loss rates of the Corporation, so additional estimates of loss are made by management. Concentration risk includes the risk of loss due to extensions of credit to a particular industry loan type or borrower that may be troubled. The Corporation monitors its portfolio for any excessive concentrations of loans during each period, and if any excessive concentrations are noted, estimates of loss would be made. Losses for all of these factors are estimates since certain loans will generally respond differently to changes in these factors. Accordingly, changes in the allowance for loan losses for these subjective factors can arise from changes in the balance and types of outstanding loans, as well as changes in the underlying conditions which drive a change in the percentage used. As more fully discussed below, the Corporation continually monitors the portfolio in an effort to identify any other factors which may have an impact on loss estimates within the portfolio.

     Management currently uses several measures to assess and control the loan portfolio risk. For example, all loans over a certain dollar amount are reviewed by the Bank’s Loan Committees, and any issues regarding risk assessments of those credits are addressed by the Bank’s Senior Risk Managers and factored into future lending decisions. Large commitments are further reviewed by senior lending officers of the Bank, the Chief Credit Officer and both a Board of Directors Loan Committee and an Executive Loan Committee comprised of executive management. The Corporation also continues to employ an independent third party risk assessment group to review the underwriting, documentation and risk grading process. This third party group reviews loans on a sampling basis at regular intervals throughout the year. The third party’s evaluation and report is shared with Executive Management and the Board of Directors’ Loan and Audit Committees.

     Management uses the information developed from the procedures described in the preceding paragraph in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the commercial loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses. As part of the continual grading process, individual commercial loans are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in those risk assessments as determined by the Corporation’s Risk Management Group, regulatory examiners or the outside risk assessment group are also considered in the allowance for loan losses analysis. Management may consider certain commercial loans on nonaccrual status to be individually impaired in accordance with SFAS No. 114 and measures such impairment and the related allowance for loan loss based primarily upon collateral values. An estimate of an allowance is made for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan, historical loss experience and other matters related to credit risk. In the allowance for loan loss analysis process, the Bank also aggregates non-graded loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category. The Bank also considers the impact of the area, local, regional and national economies in making estimates of the allowance for loan losses.

     The allowance model was influenced throughout the third quarter of 2002 by loan growth, charge-off behavior and improving asset quality (i.e. decreased nonaccrual and past due loans). While higher allocations were required for commercial loans at September 30, 2002 over June 30, 2002, lower allocations were required for consumer and mortgage loans.

     At September 30, 2002 the allowance for loan losses was $27.4 million or 1.22 percent of gross loans compared to $27.2 million or 1.32 percent at June 30, 2002, $25.8 million or 1.32 percent at December 31, 2001 and $28.2 million, or 1.42 percent at September 30, 2001. The decrease in the allowance for loan losses as a percentage of total loans since June 30, 2002 is primarily due to lower levels of nonaccrual loans (see “Financial Condition — Nonperforming Assets”) as well as an increase in residential mortgages and home equity lines of credit. Growth in residential mortgages and home equity lines of credit account for 65 percent of the loan growth for the three months ended September 30, 2002. This type of secured lending generally carries lower credit risk and thus requires lower allowance percentages in the allowance model.

     Commercial loan reserve requirements grew through the third quarter of 2002 due to loan growth and increases in specific reserve allocations. In contrast, reserve requirements for residential mortgages experienced a net decrease as the allocation required was reduced by $350,000 due to the nonaccrual loan sale. Consumer loan allocations decreased despite growth in outstandings as a result of a decrease in the historical loss percentage used for consumer loans. The combination of lower consumer past dues and nonaccrual amounts as well as net consumer loan growth drove a small increase in consumer reserves.

     The decrease in the allowance for loan losses ratio from December 31, 2001 was primarily due to an increase in residential mortgages and home equity lines of credit which require lower allocations than commercial loans in our allowance model (as described above). Residential mortgages and home equity lines of credit together represented 41 percent and 37 percent of total gross loans at September 30, 2002 and December 31, 2001, respectively, and account for 67 percent of the loan growth for the nine months ended September 30, 2002.

     The decrease in the ratio of the allowance for loan losses to gross loans from September 30, 2001 to September 30, 2002 was primarily due to higher net loan charge-offs associated with two large commercial relationships which were written down during the fourth quarter of 2001. These commercial loans had been identified as impaired during 2000 and had specific allocated reserves.

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

Table Eleven
Allowance For Loan Losses

	Three Months		Nine Months
	Ended September 30		Ended September 30

(Dollars in thousands)	2002	2001	2002	2001

Balance, beginning of period	$27,213	$28,049	$25,843	$28,447

Loan charge-offs:
Commercial	540	226	2,197	1,359
Construction	51	50	155	50
Real estate mortgage	135	296	224	507
Consumer	791	800	2,276	1,771

Total loans charged-off	1,517	1,372	4,852	3,687

Recoveries of loans previously charged-off:
Commercial	205	38	230	189
Construction	—	2	—	2
Real estate mortgage	9	108	33	169
Consumer	65	71	258	253
Other	8	—	126	—

Total recoveries of loans previously charged-off	287	219	647	613

Net charge-offs	1,230	1,153	4,205	3,074

Provision for loan losses	1,750	1,325	6,095	3,265
Adjustment for loans sold and securitized	(322)	—	(322)	(417)

Balance, September 30	$27,411	$28,221	$27,411	$28,221

Average loans, net of unearned income	$2,170,961	$1,973,373	$2,078,937	$1,994,709
Net charge-offs to average loans (annualized)	0.22%	0.23%	0.27%	0.21%
Allowance for loan losses to gross loans at September 30	1.22	1.42	1.22	1.42

Liquidity

     Liquidity is the ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. Liquidity is provided by the ability to attract retail deposits, by current earnings, and by a strong capital base that enables the Corporation to use alternative funding sources that complement normal sources. Management’s asset-liability policy is to maximize net interest income while continuing to provide adequate liquidity to meet continuing loan demand and deposit withdrawal requirements and to service normal operating expenses.

     The Corporation’s primary source of funding is from customer deposits, other borrowings, loan repayments, and securities available for sale. If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At September 30, 2002, the Bank had an available line of credit with the FHLB totaling $874.1 million with $40.8 million available. At September 30, 2002, FCB also had federal funds back-up lines of credit totaling $50.0 million, of which there were no amounts outstanding. At September 30, 2002, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstandings of $25.6 million.

     Another source of liquidity is the securities available for sale portfolio. See “FINANCIAL CONDITION – Summary” for further discussion. Management believes the Bank’s sources of liquidity are adequate to meet loan demand, operating needs and deposit withdrawal requirements.

     The Corporation has existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. The Corporation anticipates refinancing, during 2002, any contractual obligations that are due in less than one year.

Table Twelve
Contractual Obligations
As of September 30, 2002

	Payments Due by Period

	Less than
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Total

Other borrowings	$511,543	$40,080	$115,080	$338,133	$1,004,836
Lease obligations	1,553	2,639	1,639	955	6,786
Equity method investees funding	1,550	—	—	—	1,550
Deposits (1)	2,001,450	244,366	67,972	—	2,313,788

Total Contractual Cash Obligations	$2,516,096	$287,085	$184,691	$339,088	$3,326,960

(1) Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

Asset-Liability Management and Interest Rate Sensitivity

     The primary objective of the Corporation’s asset-liability management strategy is to enhance earnings through balance sheet growth while reducing or minimizing the risk caused by interest rate changes. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 5.53 percent of net interest income at September 30, 2002. Assuming a 150 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 2.36 percent of net interest income at September 30, 2002. Both scenarios are within Management’s acceptable range.

     From time to time, the Corporation may use derivative financial instruments including futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. At September 30, 2002, the Corporation had no such derivative financial instruments. Refer to Note Six to consolidated financial statements and Results of Operations for a discussion of the Corporation’s use of written over-the-counter covered call options during 2002 and 2001. The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

     The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates and require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. See “FINANCIAL CONDITION – Loans Portfolio”.

     The following table presents aggregated information about commitments of the Corporation which could impact future periods.

Table Thirteen
Commitments
As of September 30, 2002

	Amount of Commitment Expiration Per Period

	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$89,518	$1,277	$4,689	$242,463	$337,947
Standby Letters of Credit	10,509	180	—	—	10,689
Loan Commitments	190,322	44,118	50,920	7,660	293,020

Total Commitments	$290,349	$45,575	$55,609	$250,123	$641,656

Capital Resources

     At September 30, 2002, total shareholders’ equity was $324.2 million, representing a book value of $10.76 per share, compared to $309.3 million or a book value of $10.06 per share at December 31, 2001. The increase was primarily due to the recognition of $13.8 million in after-tax unrealized gains on available for sale securities combined with net earnings (net income less dividends) of $12.1 million, the receipt of $1.0 million from the sale of approximately 95,662 shares of common stock issued for stock options, the payment of $11.8 million for the purchase and retirement of 698,600 shares of common stock and the payment of $0.2 million for the settlement of the December 31, 2001 share repurchase agreement as described in Note Fourteen on page 60 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001. The securities available for sale portfolio had an unrealized net gain of $19.6 million (net of tax) at September 30, 2002, compared to an unrealized net gain of $5.8 million (net of tax) at December 31, 2001. The increase in the unrealized gain was due to a decline in the yield curve.

     At September 30, 2002, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation’s and the Bank’s various regulators categorized the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities’ categories. The Corporation’s capital requirements are summarized in the table below:

Table Fourteen
Capital Ratios

			Risk-Based Capital

	Leverage Capital		Tier 1 Capital		Total Capital

(Dollars in thousands)	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$286,361	8.02%	$286,361	11.54%	$314,356	12.67%
Required	142,745	4.00	99,279	4.00	198,557	8.00
Excess	143,616	4.02	187,082	7.54	115,799	4.67

(1)	Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3 percent to 5 percent, depending on the institution’s composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.
(2)	Percentage of risk-weighted assets.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Corporation also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. The Corporation does not expect adoption of this statement to have a material effect on its consolidated financial statements.

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

     In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. In accordance with SFAS No. 142 and SFAS No. 147, the Corporation will perform a transitional impairment test of this goodwill in the fourth quarter of 2002, and will perform an annual impairment test of the goodwill in 2003 and thereafter.

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 requires the Corporation to retroactively restate its previously issued 2002 financial statements, to reverse SFAS No, 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation will adopt SFAS No. 147 in the fourth quarter of 2002. The Corporation has determined that upon adoption of SFAS No. 147, the Corporation will have $12.1 million of SFAS No. 72 goodwill which will be reclassified and no longer be amortized. This will result in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002. The Corporation expects the impact of SFAS No. 147 on fourth quarter 2002 earnings to be approximately $239,000 ($173,000 or $0.01 diluted earnings per share, after-tax). In accordance with SFAS No. 142 and SFAS No. 147, the Corporation will perform a transitional impairment test of this goodwill in the fourth quarter of 2002, and will perform an annual impairment test of the goodwill in 2003 and thereafter.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

     The following table presents information concerning market risk sensitive instruments as of September 30, 2002:

Market Risk
September 30, 2002

		Expected Maturity

(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Book value	$1,131,286	$523,023	$406,707	$121,137	$12,498	$35,581	$32,340
Weighted average effective yield	5.13%
Fair value	$1,162,213
Loans
Fixed rate
Book value	$949,810	188,972	148,958	150,934	132,963	77,183	250,800
Weighted average effective yield	7.53%
Fair value	$1,025,468
Variable rate
Book value	$1,264,449	354,635	135,279	126,601	130,334	168,445	349,155
Weighted average effective yield	5.15%
Fair value	$1,262,558
Liabilities
Deposits
Fixed rate
Book value	$1,304,729	995,438	152,681	88,638	67,972	—	—
Weighted average effective yield	3.05%
Fair value	$1,313,766
Variable rate
Book value	$706,475	703,428	2,866	181	—	—	—
Weighted average effective yield	0.92%
Fair value	$706,592
Other borrowings
Fixed rate
Book value	$599,232	120,939	25,040	40	40,040	75,040	338,133
Weighted average effective yield	4.22%
Fair value	$653,870
Variable rate
Book value	$405,604	390,604	—	15,000	—	—	—
Weighted average effective yield	2.27%
Fair value	$405,642

Item 4.    Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this report, and have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer’s evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

PART II – OTHER INFORMATION

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

     Not Applicable.

Item 3.    Defaults Upon Senior Securities

     Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Corporation is responsible for listing the non-audit services approved in the third quarter of 2002 by the Corporation’s Audit Committee to be performed by KPMG LLP, the Corporation’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. During the quarterly period covered by this filing, the Audit Committee approved the engagement of KPMG for certain tax compliance matters.

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

The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2002:

Current Report on Form 8-K dated July 9, 2002 and filed July 9, 2002, Items 5 and 7.

Current Report on Form 8-K dated July 10, 2002 and filed July 10, 2002, Items 7 and 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

Date: November 8, 2002	By:	/s/ Robert O. Bratton

Robert O. Bratton Executive Vice President & Chief Financial Officer

I, Lawrence M. Kimbrough, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of First Charter Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Lawrence M. Kimbrough

Lawrence M. Kimbrough President and Chief Executive Officer

I, Robert O. Bratton, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of First Charter Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Robert O. Bratton

Robert O. Bratton Executive Vice President, Chief Financial Officer and Treasurer