Form 10-K
period 2002-12-31
FIRST CHARTER CORP /NC/
filed 2003-03-06
CIK 717306

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 0-15829
FIRST CHARTER CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	56-1355866 (I.R.S. Employer Identification No.)

10200 David Taylor Drive, Charlotte, NC	28262-2373
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (704) 688-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value

Series X Junior Participating Preferred Stock Purchase Rights

Title of Each Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 2003 was $510,335,120.

     As of February 27, 2003 the Registrant had outstanding 29,963,755 shares of Common Stock, no par value.

Documents Incorporated by Reference

     PART III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Shareholders to be held on April 22, 2003. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

FIRST CHARTER CORPORATION
AND SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Part I

Item 1. Business

General

     First Charter Corporation (hereinafter referred to as either the “Registrant” or the “Corporation”) is a bank holding company established as a North Carolina Corporation in 1983 and is registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Its principal asset is the stock of its subsidiary, First Charter Bank (“FCB” or the “Bank”). The Bank accounts for over 92 percent of the Registrant’s consolidated assets and consolidated revenues. The principal executive offices of the Corporation are located at 10200 David Taylor Drive, Charlotte, North Carolina 28262. Its telephone number is (704) 688-4300.

     FCB, a North Carolina state bank, is the successor entity to The Concord National Bank, which was established in 1888. On September 30, 1998, the Corporation acquired HFNC Financial Corp. (“HFNC”), which merged into the Corporation. HFNC was the unitary holding company of Home Federal Savings and Loan Association (“Home Federal”). Home Federal was based in Charlotte, North Carolina, and operated nine full service branch offices and a loan origination office in Mecklenburg County, North Carolina. These offices operated under the Home Federal name until its merger into FCB in March 1999. On April 4, 2000, the Corporation acquired Carolina First BancShares, Inc. (“Carolina First”), the holding company for Lincoln Bank, Cabarrus Bank and Community Bank & Trust, which merged into the Corporation. Carolina First was a North Carolina corporation and operated through its subsidiary banks and 31 branch offices principally in the greater Charlotte, North Carolina area. On September 1, 2000, Business Insurers of Guilford County (“Business Insurers”) was merged into First Charter Insurance Services. Each of these mergers was accounted for as a pooling of interests and accordingly, all financial information presented herein has been restated for all periods presented to reflect the mergers. On June 22, 2001, First Charter’s banking subsidiary converted from a national bank to First Charter Bank, a North Carolina state bank. The change was completed after a cost benefit analysis of supervisory regulatory charges and does not represent any disagreement with the Corporation’s or the Bank’s former regulators. The Bank continued to operate its financial center network franchise under the “First Charter” brand name.

     FCB is a full service bank, which now operates 53 financial centers, five insurance offices and one mortgage origination office in addition to its main office, as well as 93 ATMs (automated teller machines). These facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. FCB also maintains an additional mortgage origination office in Virginia.

     The Corporation’s primary market area is located within North Carolina and predominately centers around the Metro region of Charlotte, North Carolina, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-fifth largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. As of December 31, 2002 the unemployment rate for the Charlotte Metro region was 5.7 percent compared to 6.4 percent for the state of North Carolina. The Corporation believes that it is not dependent on any one or a few types of commerce due to the economic diversity in the region.

     Through its financial centers, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts; “Money Market Rate” accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agriculture, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking. In addition, through First Charter Brokerage Services, a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates six other subsidiaries: First Charter Insurance Services, Inc., First Charter of Virginia Realty Investments, Inc., First Charter Realty Investments, Inc., FCB Real Estate, Inc., First Charter Real Estate

Holdings, LLC, and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter of Virginia Realty Investments, Inc. is a Virginia corporation engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. FCB Real Estate, Inc. is a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC is a North Carolina limited liability company. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

     At December 31, 2002, the Registrant and its subsidiaries had 902 full-time equivalent employees. The Registrant had no employees who were not also employees of FCB. The Registrant considers its relations with its employees to be good.

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

     FCB’s service delivery facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. These locations also have numerous branches of money-center, super-regional, regional, and statewide institutions, some of which have a major presence in Charlotte. In its market area, the Registrant faces competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than the Bank. The Bank’s primary method of competition is to provide quality service and fairly priced products.

Government Supervision and Regulation

     General. As a registered bank holding company, the Registrant is subject to the supervision of and regular inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). First Charter is a North Carolina chartered banking corporation and a Federal Reserve member bank, with deposits insured by the Federal Deposit Insurance Corporation’s (“FDIC”) insurance funds: the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”). FCB is subject to extensive regulation and examination by the Office of the Commissioner of Banks of the State of North Carolina (the “NC Commissioner”) under the direction and supervision of the North Carolina Banking Commission (the “NC Banking Commission”) and by the FDIC, which insures its deposits to the maximum extent permitted by law.

     In addition to state and federal banking laws, regulations and regulatory agencies, the Corporation and FCB are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the Corporation’s operations, management and ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Corporation.

     Gramm-Leach Bliley Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) eliminated certain legal barriers separating the conduct of various types of financial service businesses, such as commercial banking, investment banking and insurance in addition to substantially revamping the regulatory scheme within which the Corporation operates. Under the GLB Act, bank holding companies meeting management, capital and Community Reinvestment Act standards, and that have elected to become a financial holding company, may engage in a substantially broader range of traditionally nonbanking activities than was permissible before enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies. The GLB Act also allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The Corporation currently believes it meets the requirements for the broader range of activities that are permitted by the GLB Act.

     In addition, the GLB Act also modifies current law related to financial privacy and community reinvestment. The privacy provisions generally will prohibit financial institutions from disclosing nonpublic personal financial information to nonaffiliated third parties unless the customer has the opportunity to decline disclosure.

     Restrictions on Bank Holding Companies. The Federal Reserve is authorized to adopt regulations affecting various aspects of bank holding companies. Under the BHCA, the Corporation’s activities, and those of companies which it controls or in which it holds more than five percent of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The BHCA, as amended by the GLB Act, generally limits the activities of a bank holding company (unless the bank holding company has elected to become a financial holding company) to activities that are closely related to banking and a proper incident thereto.

     Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve or to acquire more than five percent of any class of voting stock of any company. The BHCA also requires bank holding companies to obtain the prior approval of the Federal Reserve before acquiring more than five percent of any class of voting stock of any bank which is not already majority-owned by the bank holding company.

     The Corporation is also subject to the North Carolina Bank Holding Company Act of 1984. As required by this state legislation, the Corporation, by virtue of its ownership of FCB, has registered as a bank holding company with the NC Commissioner. The North Carolina Bank Holding Company Act also prohibits the Corporation from acquiring or controlling certain non-bank banking institutions which have offices in North Carolina.

     Interstate Banking and Branching Legislation. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), which became effective September 29, 1995, a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount set by state law).

     The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity either to “opt out” of this provision, thereby prohibiting interstate branching in such states, or to “opt in”. The State of North Carolina elected to “opt in” to such legislation. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

     The USA PATRIOT Act. After the September 11, 2001 terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA Patriot Act substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice to require customer identification and verification, expand the money-laundering program requirement to the major financial services sectors, including insurance and unregistered investment companies, such as hedge funds, and facilitate and permit the sharing of information between law enforcement and financial institutions, as well as among financial institutions themselves. The United States Treasury Department also has created the Treasury USA PATRIOT Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve the regulations.

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act was enacted which addresses corporate governance and securities reporting requirements. Among its requirements are changes in auditing and accounting, executive compensation, certifications by Chief Executive Officers and Chief Financial Officers of certain securities filings, expanded reporting of information in current reports filed with the Securities and Exchange Commission, more detailed reporting information in securities disclosure documents and more timely filings of corporate information. The Nasdaq National Market has also proposed corporate governance rules that are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors.

     Regulation of FCB. FCB is organized as a North Carolina state chartered bank subject to regulation, supervision and examination by the Federal Reserve and NC Banking Commission, and to regulation by the FDIC. The federal and state laws and regulations are applicable to required reserves against deposits, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, limitations on credit to subsidiaries and other aspects of the business of such subsidiaries. The federal and state banking agencies have broad authority and discretion in connection with their supervisory and enforcement activities and examination policies, including policies involving the classification of assets and the establishment of loan loss reserves for regulatory purposes. Such actions by the regulators prohibit member banks from engaging in unsafe or unsound banking practices. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of the 12 regional banks comprising the FHLB System.

Capital and Operational Requirements

     The Federal Reserve and the FDIC issued substantially similar minimum capital adequacy standards of which both the Corporation and the Bank must comply. The risk-based guidelines define a two-tier capital framework, under which the Corporation and the Bank are required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of 4.00 percent and a minimum ratio of Total Capital (as defined) to risk weighted assets of 8.00 percent. Tier 1 Capital generally consists of total shareholders’ equity calculated in accordance with generally accepted accounting principles less certain intangibles, and Total Capital generally consists of Tier 1 Capital plus certain adjustments, the largest of which for the Corporation and the Bank is the allowance for loan losses (up to 1.25 percent of risk-weighted assets). Tier 1 Capital must comprise at least 50 percent of the Total Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation and the Bank, as adjusted for one of four categories of applicable risk-weights established in Federal Reserve regulations, based primarily on relative credit risk. At December 31, 2002, the Corporation and the Bank were in compliance with the risk-based capital requirements. The Corporation’s Tier 1 and Total Capital Ratio at December 31, 2002 was 11.52 and 12.62, respectively.

     The leverage ratio is determined by dividing Tier 1 Capital by total adjusted average assets. Although the stated minimum ratio is 3.00 percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3.00 percent. The Corporation’s leverage ratio at December 31, 2002 was 7.92 percent. The Corporation meets its leverage ratio requirement.

     In addition to the above described capital requirements, the federal regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels whether because of its financial condition or actual or anticipated growth.

     Prompt Corrective Action under FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. In addition, pursuant to FDICIA, the various regulatory agencies have prescribed certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and such agencies may take action against a financial institution that does not meet the applicable standards.

     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Total Risk-Based Capital, Tier 1 Risk-Based Capital and Leverage Capital Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 Capital ratio of at least 6.00 percent, a Total Capital ratio of at least 10.00 percent and a Leverage ratio of at least 5.00 percent and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 Capital ratio of at least 4.00 percent, a Total Capital ratio of at least 8.00 percent and a Leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. Under these guidelines, FCB is considered well capitalized. See Note Nineteen of the consolidated financial statements.

     Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk, (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is made as a part of the institution’s regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with amended guidelines, a Corporation or Bank with significant trading activity (as defined in the amendment) must incorporate a measure for market risk in its regulatory capital calculations. The revised guidelines do not materially impact the Corporation’s or FCB’s regulatory capital ratios or FCB’s well-capitalized status.

     Distributions. The primary source of funds for distributions paid by the Corporation to its shareholders is dividends received from FCB. Federal regulatory and other requirements, as well as laws and regulations of the State of North Carolina, restrict the lending of funds by FCB to the Corporation and the amount of dividends that FCB can pay to the Corporation. The Federal Reserve regulates the amount of FCB dividends payable to the Corporation based on net profits for the current year combined with the undivided profits for the last two years, less dividends already paid. See Note Twenty of the consolidated financial statements.

     In addition to the foregoing, the ability of the Corporation and FCB to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. Furthermore, if in the opinion of a federal regulatory agency, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such agency may require, after notice and hearing, that such bank cease and desist from such practice. The right of the Corporation, its shareholders and its creditors to participate in any distribution of assets or earnings of FCB is further subject to the prior claims of creditors against the Bank.

     Deposit Insurance. The deposits of FCB are insured up to applicable limits by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banking institutions, after giving the institution’s primary regulator an opportunity to take such action. In addition, the Bank is subject to deposit premium assessments by the FDIC. As mandated by FDICIA, the FDIC has adopted regulations for a risk-based insurance assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at a risk assessment for a banking institution, the FDIC places it in one of nine risk categories using a process based on capital ratios and on other relevant information from supervisory evaluations of the bank by the bank’s primary federal regulator, the Federal Reserve, statistical analyses of financial statements and other relevant information.

     The deposits of FCB are insured by the BIF, administered by the FDIC. Under the FDIC’s risk-based insurance system, assessments currently can range from no assessment to an assessment of 27 basis points per $100 of insured deposits, with the exact assessment determined by a bank’s capital and other regulatory factors. The range of deposit insurance assessment rates can change from time to time, in the discretion of the FDIC, subject to certain limits. Presently FCB is not required to pay any additional assessment to the FDIC. However, the FDIC has publicly stated that its BIF will soon fall below its mandatory reserve limit and that such an event would likely trigger additional premiums for all banks. At this time, the amount of any future premiums required to be paid by FCB is not known.

     Source of Strength. According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guaranty provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC, either as a result of default of a banking or thrift subsidiary of the Corporation or related to FDIC assistance provided to a subsidiary in danger of default, the other banking subsidiaries of the Registrant may be assessed for the FDIC’s loss, subject to certain exceptions.

     Future Legislation. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on the Corporation and FCB cannot be determined at this time.

Other Considerations

     There are particular risks and uncertainties that are applicable to an investment in our common stock. Specifically, there are risks and uncertainties that bear on our future financial results that may cause our future earnings and financial condition to be less than our expectations. Some of the risks and uncertainties relate to economic conditions generally, and would affect other financial institutions in similar ways. These aspects are discussed under the heading “Factors that May Affect Future Results” in the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This section addresses particular risks and uncertainties that are specific to our business.

Available Information

     The Corporation’s Internet address is www.FirstCharter.com. The Corporation makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities Exchange Commission.

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

     In addition to its main office, FCB has 53 financial centers, five insurance offices, one mortgage origination office and 93 ATMs located in 17 counties throughout North Carolina. As of December 31, 2002, the Corporation and its subsidiaries owned 35 financial center locations, leased 18 financial center locations and leased five insurance offices. The Corporation also leases a facility in Reston, Virginia for the origination of real estate loans, as well as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2002.

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

			Year Position
Name	Age	Office and Position	Held

Lawrence M. Kimbrough	62	President and Chief Executive Officer	1986 - Present
		of the Registrant and FCB

Robert O. Bratton	54	Executive Vice President, Chief	1983 - Present
		Financial Officer, Treasurer of the
		Registrant and Executive Vice
		President of FCB
		Vice President, Bank of Union (a former
		subsidiary of the Registrant)	1996 - 1998

Robert E. James, Jr.	52	Executive Vice President of the	1999 - Present
		Registrant and Executive Vice
		President of FCB
		Group Executive: Market Planning &	1996 - 1998
		Customer Development, Centura Bank

Stephen M. Rownd	43	Executive Vice President	2000 - Present
		of the Registrant and Executive
		Vice President and Chief
		Credit Officer of FCB
		Director of Risk Management,	1999 - 2000
		SunTrust Banks, Inc.
		Executive Vice President and	1996 - 1999
		Chief Credit Officer, SunTrust
		Bank of Gulf Coast

PART II

Item 5. Market For Registrant’s Common Stock and Related Shareholder Matters

     The principal market on which the Common Stock is traded is the Nasdaq National Market. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated, as reported on the Nasdaq National Market:

	Quarter	High	Low

2001	first	$16.0000	$13.4380
	second	18.7500	15.1250
	third	18.4500	15.4600
	fourth	18.4900	15.8500
2002	first	19.4500	16.7500
	second	20.5700	17.3000
	third	17.9900	15.3300
	fourth	19.1900	16.0500

     As of February 27, 2003, there were 7,883 record holders of the Corporation’s Common Stock. During 2001 and 2002, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:

	Quarter	Dividend

2001	first	$0.180
	second	0.180
	third	0.180
	fourth	0.180
2002	first	0.180
	second	0.180
	third	0.185
	fourth	0.185

     For additional information regarding the Corporation’s ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.

Item 6. Selected Financial Data

     See Table One in Item 7 for Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation and the notes thereto.

Factors that May Affect Future Results

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

     Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) projected business increases in connection with the implementation of our business plan are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions, or expenses in general, are greater than expected; (4) general economic conditions, in the markets in which the company does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) any inability to generate liquidity necessary to meet loan demand or other cash needs; (9) any inability to accurately predict the adequacy of the loan loss allowance needs; (10) legislation or regulatory requirements or changes adversely affect the businesses in which the company is engaged; and (11) decisions to change the business mix of the company.

Overview

     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, FCB. The Corporation’s principal executive offices are located in Charlotte, North Carolina. FCB is a full service bank and trust company with 53 financial centers, five insurance offices and one mortgage origination office located in 17 counties throughout North Carolina. FCB also maintains an additional mortgage origination office in Virginia.

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

     In addition, through First Charter Brokerage Services, a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates six other subsidiaries: First Charter Insurance Services, Inc., First Charter of Virginia Realty Investments, Inc., First Charter Realty Investments, Inc., FCB Real Estate, Inc., First Charter Real Estate Holding, LLC, and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter of Virginia Realty Investments, Inc. is a Virginia corporation engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. FCB Real Estate, Inc. is a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC is a North Carolina limited liability company. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

     During 2001, First Charter’s banking subsidiary converted from a national bank to a North Carolina state Bank. The change was completed after a cost benefit analysis of supervisory regulatory charges and does not represent any disagreement with the Corporation’s or the Bank’s former regulators. The Bank continued to operate its financial center network franchise under the “First Charter” brand name.

     The Corporation’s operations are divided into five operating segments: commercial banking, brokerage, insurance, mortgage and financial management. These segments are identified based on the Corporation’s organizational structure, and the Corporation’s chief operating decision makers review separate results of operations of each of these operating segments. For purposes of segment reporting, the Corporation had only one reportable segment, First Charter Bank (commercial banking). Brokerage, insurance, mortgage and financial management are aggregated and reported as other operating segments. Of these segments, the results of operations of First Charter Bank (commercial banking) comprise the substantial majority of the consolidated net income, revenues and assets of the Corporation, as set forth in Note Two of the consolidated financial statements. Accordingly, a substantial portion of the discussion contained herein relates to the results of operations of First Charter Bank.

Merger and Acquisitions

     Poolings-of-Interests. On September 1, 2000, Business Insurers was merged into First Charter Insurance Services. As a result of this merger, approximately 283,000 shares of the Corporation’s common stock were issued.

     On April 4, 2000, the Corporation completed its merger with Carolina First (the “Merger”). The shareholders of each company approved the Merger at separate meetings held on March 21, 2000. In accordance with the terms of the Merger Agreement, (i) each share of the $2.50 par value common stock of Carolina First (excluding shares held by Carolina First or the Corporation or their respective companies, in each case other than in a fiduciary capacity or as a result of debts previously contracted) was converted into 2.267 shares of the no par value common stock of the Corporation on April 4, 2000, resulting in the net issuance of approximately 13.3 million common shares to the former Carolina First shareholders.

     During 1998, the Corporation acquired HFNC. HFNC was merged into the Corporation effective September 30, 1998.

     Each of these mergers was accounted for as a pooling of interests and, accordingly, all financial data for the periods prior to the respective dates of the mergers have been restated to combine the accounts of HFNC, Carolina First, and Business Insurers with those of the Corporation.

     Purchases. Insurance Agencies. Since 1999, the Corporation has acquired three insurance agencies using the purchase accounting method and the customer lists of two insurance agencies. The year over year increases in insurance services income is due to the organic growth from our insurance agencies as well as the insurance agencies and customer lists acquired. The three insurance agencies acquired since 1999 and the respective dates of acquisition include: Franklin Brown Company (January 31, 1999), J. L. Suttle, Jr. and Co., Inc. (December 31, 1999), and Hoffman & Young, Inc. (July 31, 2001). The two insurance agencies customer lists acquired since 1999 and the respective dates of acquisition include: Faulkner Investments, Inc. (January 1, 2000) and Banner and Greene Agency, Inc. (April 1, 2001). Pro forma financial information reflecting the effect of these acquisitions on periods prior to the combination are not considered material.

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

Critical Accounting Policies

     The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The Corporation’s significant accounting policies are discussed in detail in Note One of the consolidated financial statements. Of these policies, the Corporation considers its policy regarding the allowance for loan losses to be one of its most critical accounting policies, because it requires management’s most subjective and complex judgments. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see Allowance for Loan Losses.

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

     At December 31, 2002 and December 31, 2001 the total book value of equity method investments was $3.8 million and $8.7 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $3.8 million, $1.4 million represents investments in venture capital partnerships that are Small Business Investment Companies (SBICs), which invest primarily in equity securities. At December 31, 2002, the Corporation’s remaining commitment to fund the equity method investments was $1.8 million and represented commitments to three venture funds that are SBICs. These three venture funds primarily make debt investments in established companies that have a minimum of $5 million in annual revenue. These remaining commitments are callable in 2003.

Results of Operations

     The Corporation’s results of operations and financial position are described in the following sections.

     Refer to Table One and Table Eight for annual and quarterly selected financial data, respectively.

2002 Versus 2001

     The following discussion and analysis provides a comparison of the Corporation’s results of operations for the years ended December 31, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 46 through 82.

     Net income amounted to $39.8 million, or $1.30 per diluted common share, for the year ended December 31, 2002, compared to $35.3 million, or $1.12 per diluted common share, for the year ended December 31, 2001. Net income for the years ended December 31, 2002 and 2001 includes certain other items as described in the following paragraph. The increase in net income was primarily due to (i) a $7.8 million increase in net interest income resulting from decreased interest expense, increased loan growth and higher levels of securities outstanding, (ii) an $8.9 million increase in noninterest income resulting from growth in service charges on deposit accounts, gains on sale of securities, increased brokerage income and growth in First Charter Insurance Services and (iii) a $1.8 million decrease in income taxes due to a decrease in the effective tax rate. These increases were partially offset by (i) a $3.8 million increase in the provision for loan losses due to increased loan growth and higher levels of nonaccrual loans and (ii) a $10.2 million increase in noninterest expense which was due to the following factors: prepayment costs associated with refinancing $100 million in fixed-term advances, a reserve for a contingent liability, expenses associated with the implementation of a new computer operating system in the fourth quarter of 2001, increased occupancy and equipment depreciation expense attributable to the First Charter Center which was placed into service during April of 2001, additional personnel, and increased incentive compensation based on increases in certain noninterest income categories under established incentive plans. Net income for 2002 was also favorably impacted by the adoption of two new accounting standards. On January 1, 2002 the Corporation adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), which eliminated goodwill amortization. The impact of goodwill amortization related to SFAS No. 142 for the year ended December 31, 2001 was $441,000 ($417,000 or $0.01 diluted earnings per share, after-tax). In addition, during the fourth quarter of 2002 the Corporation adopted Statement of Financial Accounting Standards No. 147 (SFAS No. 147), which eliminated goodwill amortization for 2002 on certain acquisition of branches. The impact of goodwill amortization related to SFAS No. 147 for the year ended December 31, 2001 was $955,000 ($649,000 or $0.02 diluted earnings per share, after-tax).

     Net income for the years ended December 31, 2002 and 2001 includes certain other items, which are set forth in Table Two. These other items are generally considered nonrecurring in nature by management and therefore should be considered in a year over year analysis of results of operations. For the year ended December 31, 2002, other items primarily consisted of (i) a $0.9 million ($0.7 million, or $0.02 diluted earnings per share, after-tax) net gain recognized on the sale of excess bank properties, (ii) an $11.5 million ($8.4 million, or $0.27 diluted earnings per share, after-tax) gain on the sale of securities, (iii) a $5.8 million ($4.2 million, or $0.14 diluted loss per share, after-tax) net loss on equity method investments, (iv) a $3.3 million ($2.4 million or $0.08 diluted loss per share, after-tax) prepayment penalty on refinancing of borrowings and (v) a $0.8 million ($0.6 million or $0.02 diluted loss per share, after-tax) reserve for a contingent liability. For the year ended December 31, 2001, other items primarily consisted of (i) a $0.4 million ($0.3 million, or $0.01 diluted earnings per share, after-tax) net gain recognized on the sale of excess bank properties, (ii) a $2.4 million ($1.6 million, or $0.05 diluted earnings per share, after-tax) gain on the sale of securities, (iii) a $0.4 million ($0.3 million, or $0.01 diluted loss per share, after-tax) net loss on equity method investments and (iv) a $0.1 million ($0.1 million, after-tax) loss associated with the write down on certain equity securities due to other-than-temporary impairment in value.

     Net income amounted to $10.5 million, or $0.35 per diluted common share, for the three months ended December 31, 2002, compared to $8.2 million, or $0.26 per diluted common share, for the three months ended December 31, 2001, representing an increase of $2.3 million. Net income for the three months ended December 31, 2002 and 2001 includes certain other items as described in the following paragraph. The increase in net income was primarily due to (i) a $1.2 million increase in net interest income resulting from decreased interest expense, increased loan growth and higher levels of securities outstanding and (ii) a $5.1 million increase in noninterest income due to gains on the sale of securities, increases in mortgage loan fees, service charges on deposit accounts, brokerage revenues, financial management income and insurance services income. These increases to net income were partially offset by (i) a $1.0 million increase in the provision for loan losses due to increased loan growth and higher levels of nonaccrual loans and (ii) a $2.9 million increase in noninterest expense primarily due to prepayment costs associated with refinancing $100 million in fixed-term advances and a reserve for a contingent liability.

     Net income for the three months ended December 31, 2002 and 2001 includes certain other items, which are set forth in Table Two. These other items are generally considered nonrecurring in nature by management and therefore should be considered in a year over year analysis of results of operations. For the three months ended December 31, 2002, other items primarily consisted of (i) a $0.1 million ($0.1 million, after-tax) net loss recognized on the sale of excess bank properties, (ii) a $5.4 million ($3.9 million, or $0.13 diluted earnings per share, after-tax) gain on the sale of securities, (iii) a $0.3 million ($0.2 million, or $0.01 diluted loss per share, after-tax) net loss on equity method investments, (iv) a $3.3 million ($2.4 million or $0.08 diluted loss per share, after-tax) prepayment penalty on refinancing of borrowings and (v) a $0.8 million ($0.6 million or $0.02 diluted loss per share, after-tax) reserve for a contingent liability. For the three months ended December 31, 2001, other items primarily consisted of (i) a $0.3 million ($0.2 million, or $0.01 diluted earnings per share after-tax) net gain recognized on the sale of excess bank properties, (ii) a $1.0 million ($0.7 million, or $0.02 diluted earnings per share, after-tax) gain on the sale of securities and (iii) a $0.5 million ($0.4 million, or $0.01 diluted loss per share, after-tax) net loss on equity method investments.

Table One
Selected Financial Data

	Years ended December 31,

(Dollars in thousands, except
per share amounts)	2002	2001	2000	1999	1998

Income statement
Interest income	$196,388	$215,276	$216,143	$194,271	$188,561
Interest expense	83,227	109,912	108,314	90,299	92,694

Net interest income	113,161	105,364	107,829	103,972	95,867
Provision for loan losses	8,270	4,465	7,615	5,005	3,741
Noninterest income	47,631	38,773	30,666	28,795	23,912
Noninterest expense	97,772	87,579	92,727	75,991	86,888

Income before income taxes	54,750	52,093	38,153	51,771	29,150
Income taxes	14,947	16,768	13,312	16,480	12,859

Net income	$39,803	$35,325	$24,841	$35,291	$16,291

Per common share
Basic net income	$1.30	$1.12	$0.79	$1.12	$0.51
Diluted net income	1.30	1.12	0.79	1.11	0.50
Cash dividends declared (1)	0.73	0.72	0.70	0.68	0.61
Period-end book value	10.80	10.06	9.79	9.33	9.57
Average shares outstanding – basic	30,520,125	31,480,109	31,435,342	31,504,746	31,782,843
Average shares outstanding – diluted	30,702,107	31,660,985	31,580,328	31,772,060	32,423,533
Ratios
Return on average shareholders’ equity	12.13%	11.03%	8.29%	12.08%	5.30%
Return on average assets	1.13	1.14	0.90	1.37	0.67
Net interest margin	3.52	3.72	4.26	4.43	4.29
Average loans to average deposits	94.30	95.43	110.52	104.60	113.42
Average equity to average assets	9.28	10.31	10.84	11.31	12.56
Efficiency ratio (2)	64.74	60.97	64.09	56.85	73.04
Dividend payout	56.31	64.29	88.61	61.26	122.00
Selected period end balances
Securities available for sale	$1,129,212	$1,076,324	$441,031	486,905	$483,292
Securities held to maturity	—	—	—	36,082	33,307
Loans held for sale	158,404	7,334	5,063	1,939	5,891
Loans, net	2,045,266	1,921,718	2,123,897	1,940,891	1,870,462
Allowance for loan losses	27,204	25,843	28,447	25,002	22,278
Total assets	3,745,949	3,332,737	2,932,199	2,679,728	2,594,940
Total deposits	2,322,647	2,162,945	1,998,234	1,816,491	1,775,638
Borrowings	1,042,440	808,512	570,024	542,021	481,019
Total liabilities	3,421,263	3,023,396	2,622,912	2,389,460	2,288,034
Total shareholders’ equity	324,686	309,341	309,287	290,268	306,175
Selected average balances
Loans, net	2,122,890	1,990,406	2,074,971	1,878,509	1,783,271
Earning assets	3,261,844	2,881,295	2,576,853	2,418,011	2,302,896
Total assets	3,535,180	3,104,952	2,763,920	2,583,803	2,448,384
Total deposits	2,251,256	2,085,669	1,877,426	1,795,921	1,572,262
Borrowings	906,263	652,298	556,859	447,633	443,344
Total shareholders’ equity	328,036	320,215	299,745	292,183	307,460

The table above sets forth certain selected financial data concerning the Corporation for the five years ended December 31, 2002. All financial data has been adjusted to reflect the acquisition of HFNC Financial Corp. in 1998, the acquisition of Business Insurers of Guilford County in 2000, and the acquisition of Carolina First BancShares, Inc. in 2000, each of which was accounted for as a pooling of interest.

(1)	First Charter Corporation historical cash dividends declared.

(2)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

     The following table presents a schedule of other items included in net income for the years ended December 31, 2002, 2001, 2000, 1999 and 1998:

Table Two
Other Items

	Years ended December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Schedule of other items included in earnings
Noninterest income
(Loss) gain on sale of loans	$—	$—	$(99)	$1,757	$—
Gain on sale of merchant card business	—	—	—	—	385
Gain (loss) on sale of securities	11,539	2,399	(4,303)	919	2,490
Equity investment other than temporary write down	(20)	(144)	(1,601)	(66)	—
Equity method (loss) income	(5,801)	(442)	4,580	138	—
Gain on sale of property	904	416	2,788	1,752	—
Noninterest expense
Charitable trust	—	—	(1,000)	—	—
Restructuring charges and merger-related	—	—	(16,250)	—	(20,262)
Prepayment costs on borrowings	(3,284)	—	—	—	—
Reserve for contigent liability	(840)	—	—	—	—

Total other items	$2,498	$2,229	$(15,885)	$4,500	$(17,387)

Other items, net of tax	$1,816	$1,516	$(12,024)	$2,925	$(14,570)

Business Segments

     For the years ended December 31, 2002 and 2001 the Corporation only had one reportable segment, FCB. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Other operating segments include brokerage, insurance, mortgage and financial management which provides comprehensive financial planning, funds management, and investments.

     The following table for First Charter’s reportable business segment compares total income for the years ended December 31, 2002 and 2001:

Table Three
Business Segment Net Income (Loss)

	Years Ended December 31

(Dollars in thousands)	2002	2001

FCB	$43,974	$34,146
Other operating segments	(891)	1,293
Other	(3,280)	(114)

Total consolidated	$39,803	$35,325

     FCB’s net income was $44.0 million for the year ended December 31, 2002 compared to $34.2 million for the same year ago period. The increase was primarily due to an $8.5 million increase in net interest income resulting from decreased interest expense, increased loan growth and higher levels of securities outstanding and increased noninterest income due to a $0.9 million net gain recognized on the sale of excess bank properties, $9.7 million of gains from the sale of fixed income securities available for sale and growth in service charges on deposit accounts. These increases were partially offset by a $3.8 million increase in the provision for loan losses due to increased loan growth and higher levels of nonaccrual loans during 2002; a $6.0 million increase in noninterest expense due to prepayment costs associated with refinancing $100 million in fixed-term advances, a reserve for a contingent liability, expenses associated with the implementation of a new computer operating system in the fourth quarter of 2001 and increased occupancy and equipment depreciation expense attributable to the First Charter Center which was placed into service during April of 2001.

     Other operating segments reported a net loss of $0.9 million for the year ended December 31, 2002 compared to net income of $1.3 million for the same year ago period. The decrease was primarily due to decreased mortgage fee income resulting from mortgage loans having been retained by the bank to replace normal amortization and run-off due to refinancings and an increase in noninterest expense due to costs associated with additional personnel and increased incentive compensation based on increases in certain noninterest income categories under established sales incentive plans.

     Other reported a net loss of $3.3 million for the year ended December 31, 2002 compared to net loss of $0.1 million for the same year ago period. The decrease was primarily due to a $5.8 million net loss on equity method investments and a $0.5 increase in interest expense due to higher levels of borrowings. These decreases were partially offset by a $1.8 million gain from the sale of equity securities available for sale.

Net Interest Income

     An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheet for the last three years is presented in Table Four. The changes in net interest income from year to year are analyzed in Table Five.

     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. For the year ended December 31, 2002, net interest income amounted to $113.2 million, an increase of approximately 7.4 percent from net interest income of $105.4 million in 2001. The increase in net interest income was driven by decreased interest expense, increased loan growth and higher levels of securities outstanding. The reduced interest expense for 2002 was due to the lower cost of funding in a declining interest rate environment. The increased securities interest income was due to the higher levels of securities outstanding. The Corporation began to increase its securities available for sale portfolio late in the first quarter of 2001 to offset the effects of the dampened loan growth. As loan growth has increased during 2002, the rate of increase in the securities available for sale portfolio has slowed as compared to 2001.

     Average interest earning assets increased approximately $380.5 million to $3.26 billion for the year ended December 31, 2002 compared to $2.88 billion for the same 2001 period. This increase was partially due to a $234.9 million increase in the Corporation’s average securities available for sale, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The Corporation began to increase its securities available for sale portfolio late in the first quarter of 2001, which continued through the end of 2001 (as described above). Average interest earning assets also increased due to growth in the Corporation’s average loan portfolio, which increased $146.7 million, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The decrease in the average yield on interest earning assets to 6.07 percent for the year ended December 31, 2002 compared to 7.54 percent for the 2001 period, resulted principally from the decrease in the average prime rate during 2002 to 4.67 percent compared to 6.93 percent in 2001. The decrease in the average prime rate is attributable to the Federal Reserve’s 475 basis point decrease in the Fed Funds rate for the year ended December 31, 2001 and 50 basis point decrease for 2002. The average yield earned on loans was 6.38 percent for the year ended December 31, 2002, compared to 8.01 percent for the same 2001 periods.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest bearing liabilities of $396.5 million to $2.88 billion during 2002 due to increases in deposits and the use of Federal Home Loan Bank (“FHLB”) advances to fund loan growth and securities purchases. The average rate paid on interest bearing liabilities decreased to 2.89 percent in 2002, compared to 4.42 percent in 2001, primarily due to a declining interest rate environment. The average rate paid on interest-bearing deposits was 2.58 percent in 2002, down from 4.27 percent in 2001. Similarly, the rate paid on other borrowed funds decreased to 3.56 percent in 2002, compared to 4.85 percent in 2001.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 20 basis points to 3.52 percent in 2002, compared to 3.72 percent in 2001. The decrease reflects the impact of the declining interest rate environment in 2001 and 2002, which had a negative impact on the net interest margin as assets repriced faster than liabilities. The addition of lower yielding securities, higher levels of borrowings and competitive forces related to loan and deposit pricing also had a negative impact on the net interest margin. For additional discussion on the Corporation’s management of rate sensitive assets and liabilities see Asset-Liability Management and Interest Rate Sensitivity.

     The following table includes for the years ended December 31, 2002, 2001 and 2000 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated based on daily averages.

Table Four
Average Balances and Net Interest Income Analysis

		2002			2001

		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

Interest earning assets:
Loans and loans held for sale(1) (2) (3)	$2,122,890	$135,514	6.38%	$1,990,406	$159,430	8.01%
Securities - taxable	1,044,916	57,300	5.48	788,928	51,647	6.55
Securities - nontaxable	81,579	5,149	6.31	88,448	5,629	6.36
Federal funds sold	1,249	20	1.57	1,971	75	3.78
Interest bearing bank deposits	11,210	169	1.51	11,542	399	3.46

Total earning assets (4)	3,261,844	198,152	6.07	2,881,295	217,180	7.54

Cash and due from banks	83,401			67,600
Other assets	189,935			156,057

Total assets	$3,535,180			$3,104,952

Interest bearing liabilities:
Demand deposits	576,111	5,385	0.93	515,531	10,129	1.96
Savings deposits	120,899	1,287	1.06	115,787	2,004	1.73
Other time deposits	1,279,878	44,285	3.46	1,203,000	66,119	5.50
Other borrowings	906,263	32,270	3.56	652,298	31,660	4.85

Total interest bearing liabilities	2,883,151	83,227	2.89	2,486,616	109,912	4.42

Noninterest bearing sources:
Noninterest bearing deposits	274,368			251,352
Other liabilities	49,625			46,769
Shareholders’ equity	328,036			320,215

Total liabilities and shareholders’ equity	$3,535,180			$3,104,952

Net interest spread			3.18			3.12
Impact of noninterest bearing sources			0.34			0.60

Net interest income/ yield on earning assets		$114,925	3.52%		$107,268	3.72%

[Additional columns below]

[Continued from above table, first column(s) repeated]

		2000

		Interest	Average
	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid

Interest earning assets:
Loans and loans held for sale(1) (2) (3)	$2,074,971	$184,388	8.89%
Securities - taxable	400,306	27,274	6.81
Securities - nontaxable	93,226	5,885	6.31
Federal funds sold	3,997	250	6.26
Interest bearing bank deposits	4,353	224	5.15

Total earning assets(4)	2,576,853	218,021	8.46

Cash and due from banks	67,836
Other assets	119,231

Total assets	$2,763,920

Interest bearing liabilities:
Demand deposits	485,230	12,454	2.57
Savings deposits	149,812	3,765	2.51
Other time deposits	998,866	59,044	5.91
Other borrowings	556,859	33,051	5.94

Total interest bearing liabilities	2,190,767	108,314	4.94

Noninterest bearing sources:
Noninterest bearing deposits	243,517
Other liabilities	29,891
Shareholders’ equity	299,745

Total liabilities and shareholders’ equity	$2,763,920

Net interest spread			3.52
Impact of noninterest bearing sources			0.74

Net interest income/ yield on earning assets		$109,707	4.26%

(1)     The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)     Average loan balances are shown net of unearned income.

(3)     Includes amortization of deferred loan fees of approximately $2,187, $3,807, and $3,501, for 2002, 2001 and 2000, respectively.

(4)     Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for 2002, 2001 and 2000. The adjustments made to convert to a taxable-equivalent basis were $1,764, $1,904, and $1,878 for 2002, 2001 and 2000, respectively.

     The following table presents the changes in net interest income from the years ended December 31, 2001 to December 31, 2002 and from the years ended December 31, 2000 to December 31, 2001.

Table Five
Volume and Rate Variance Analysis

	From Dec. 31, 2001 to Dec. 31, 2002				From Dec. 31, 2000 to Dec. 31, 2001

	Increase (Decrease) in Net Interest Income				Increase (Decrease) in Net Interest Income
	Due to Change in(1)				Due to Change in(1)

	2001			2002	2000			2001
	Income/			Income/	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale	$159,430	$(33,451)	$9,535	$135,514	$184,388	$(17,814)	$(7,144)	$159,430
Securities - taxable	51,647	(9,745)	15,398	57,300	27,274	(1,587)	25,960	51,647
Securities - nontaxable	5,629	(44)	(436)	5,149	5,885	47	(303)	5,629
Federal funds sold	75	(36)	(19)	20	250	(73)	(102)	75
Interest bearing bank deposits	399	(222)	(8)	169	224	(134)	309	399

Total interest income	$217,180	$(43,498)	$24,470	$198,152	$218,021	$(19,561)	$18,720	$217,180

Interest expense:
Demand deposits	$10,129	$(5,623)	$879	$5,385	$12,454	$(3,012)	$687	$10,129
Savings deposits	2,004	(789)	72	1,287	3,765	(1,039)	(722)	2,004
Other time deposits	66,119	(25,277)	3,443	44,285	59,044	(4,568)	11,643	66,119
Other borrowings	31,660	(10,075)	10,685	32,270	33,051	(6,539)	5,148	31,660

Total interest expense	109,912	(41,764)	15,079	83,227	108,314	(15,158)	16,756	109,912

Net interest income	$107,268	$(1,734)	$9,391	$114,925	$109,707	$(4,403)	$1,964	$107,268

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

     The provision for loan losses for the three months ended December 31, 2002 amounted to $2.2 million compared to $1.2 million for the three months ended December 31, 2001. The increase in the provision for loan losses was due to higher levels of nonaccrual loans and loan growth.

     The provision for loan losses for the year ended December 31, 2002 amounted to $8.2 million compared to the provision for loan losses of $4.5 million for the same 2001 period. The increase in the provision for loan losses was due to higher levels of nonaccrual loans during 2002 and $125.0 million in gross loan growth for the year ended December 31, 2002 compared to a decrease of $204.8 million in gross loans for the year ended December 31, 2001. The loan growth experienced during 2002 was primarily in commercial real estate, home equity lines and other secured retail credit.

     Net charge-offs for the three months ended December 31, 2002 decreased to $2.1 million compared to $3.6 million for the three months ended December 31, 2001. The $1.5 million decrease in net charge-

offs was due to lower commercial loan charge-offs as net charge-offs for the three months ended December 31, 2001 were inflated due to the charge-off of two significant commercial loans. In addition, the allowance for loan losses was reduced by $0.3 million due to the reclassification of $130 million of mortgage loans to loans held for sale during the fourth quarter of 2002.

     Net charge-offs for the year ended December 31, 2002 were $6.3 million or 0.29 percent of average loans compared to $6.7 million or 0.33 percent of average loans in the same 2001 period. The decrease in net charge-offs was due to lower commercial loan charge-offs during 2002. Management continues to monitor the credit quality of the loan portfolio, and charge-offs are recorded when the financial condition of the borrower and the likelihood of repayment warrant such actions. Management anticipates that net charge-offs may increase as the effect of the slowed economy impacts the financial condition of some customers.

     During the year ended December 31, 2002, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information, and assesses its impact on the allowance for loan losses. Based on its review for the year ended December 31, 2002, the Corporation noted that economic conditions continue to be weak; however management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.

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

     In addition to reviewing the impact of the economy and any loan concentrations, the Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. Additional reserves have been set-aside in the allowance model for operational risk due to the differences in underwriting methodologies underlying the loans inherited through the mergers of the last five years. With the implementation of one central loan policy and procedure, this risk appears to be stable. As a result, the percent of additional allocation for the operational reserve has not changed in recent periods.

     The provision for loan losses was impacted by changes in allocations of allowance for loan losses to the various loan types. Higher allocations of allowance for loan losses were required for commercial and consumer loans in December 2002 over December 2001. Lower allocations of allowance for loan losses were required for mortgage loans. The higher allocations of the allowance for loan losses to commercial loans at December 31, 2002 over December 31, 2001 was due to a decrease in credit grades for certain loans as well as loan growth. The higher allocations of the allowance for loan losses to consumer loans at December 31, 2002 over December 31, 2001 was due to an increase in the loss percentage estimates used for consumer loans in the allowance model and loan growth. The Corporation estimates loss percentages for the allowance for loan loss model using a migration analysis of historical charge-offs. The growth in historical net charge-offs of consumer loans noted in Tables Thirteen and Fourteen has therefore negatively impacted the allowance for loan losses estimate. These changes were partially offset by a decline in the allocation for mortgage loans due primarily to the reclassification of $130 million of mortgage loans to loans held for sale during the fourth quarter of 2002. This reclassification resulted in the transfer of approximately $0.3 million of allowance for loan losses to loans held for sale.

     Other than the changes in the historical loss percentages for consumer loans discussed above, management did not make any significant changes in the loss estimation methods during the year that had a significant impact on the provision for loan losses.

Noninterest Income

     As presented in Table Six, noninterest income increased $8.9 million to $47.6 million for the year ended December 31, 2002, compared to $38.8 million for the same period in 2001. The increase was primarily due to (i) a $9.1 million increase in gains on sale of securities (ii) a $4.4 million increase in service charges on deposit accounts resulting from increased overdraft fees due to the implementation of a new automatic overdraft product in late 2001 and increased NSF fees, (iii) a $0.5 million increase in brokerage income, (iv) a $1.1 million increase in First Charter Insurance Services income, and (v) a $0.5 million increase in gains on sale of property. The effects of these increases were partially offset by $5.8 million of net losses on equity method investments, a $0.5 million decrease in trading gains and a $0.2 million decrease in mortgage fee income. While First Charter has experienced record mortgage loan volume during 2002, a portion of mortgage loans originated have been retained by the bank to replace normal amortization and run-off due to refinancings. By placing these mortgage loans on the balance sheet, the mortgage fee income is recognized over the life of the loan versus at the time of sale as in prior periods. Noninterest income was also impacted by the write down of mortgage servicing rights of $430,000 and $263,000 for the years ended December 31, 2002 and 2001, respectively.

     Premiums earned on written covered call options on fixed income securities account for a majority of the trading gains. At December 31, 2002, the Corporation did not have any written covered call options outstanding. It is generally the Corporation’s policy to structure these option contracts so that there are none outstanding at the end of a reporting period.

     See Note Seventeen of the consolidated financial statements for a discussion of certain related party transactions which impacted deposit service charges in the fourth quarter of 2001 and the entire year of 2002.

     The $5.8 million net loss on equity method investments was primarily due to a loss of $5.8 million on one equity method investment. First Charter’s equity method investments represent investments in venture capital limited partnerships. First Charter recognizes gains or losses from an equity method investment based upon changes in our share of the fair market value of the limited partnerships’ investments. These net losses are included in the Other segment as presented in Note Two of the consolidated financial statements.

     During 2002, a portion of the fixed income securities available for sale portfolio was repositioned to reduce interest rate risk. Approximately $249 million of securities with longer lives were sold and replaced with securities having shorter lives. By reducing the average life of the securities available for sale portfolio, management has reduced the market value risk in a possible rising interest rate environment. In addition, the equity securities portfolio was reduced in order to focus First Charter’s efforts on other activities that could result in greater returns. Also, as part of the active management of the fixed income securities available for sale portfolio, callable securities that appear to be on the verge of being called at par are sold in order to realize their gain in value. In addition, $70 million of securities were sold to fund the purchase of bank owned life insurance. These activities combined with normal portfolio management resulted in gains on sale of securities of $11.5 million for the year ended December 31, 2002.

Table Six
Noninterest Income

	Years Ended December 31		Increase/(Decrease)

(Dollars in thousands)	2002	2001	Amount	Percent

Service charges on deposit accounts	$19,133	$14,736	$4,397	29.8%
Financial management income	2,396	2,323	73	3.1
Gain on sale of securities	11,539	2,399	9,140	381.0
Loss from equity method investments	(5,801)	(442)	(5,359)	(1,212.4)
Mortgage loan fees	2,457	2,643	(186)	(7.0)
Brokerage services income	2,288	1,746	542	31.0
Insurance services income	8,770	7,681	1,089	14.2
Trading gains	2,078	2,592	(514)	(19.8)
Gain on sale of property	904	416	488	117.3
Other	3,867	4,679	(812)	(17.4)

Total noninterest income	$47,631	$38,773	$8,858	22.8%

Noninterest Expense

     As presented in Table Seven, noninterest expense totaled $97.8 million for the year ended December 31, 2002 compared to $87.6 million a year ago. The major contributing factors to this increase were $3.3 million in prepayment penalties associated with the refinancing of $100 million of the Corporation’s fixed-term advances, a reserve for a contingent liability of $840,000, additional personnel, increased incentive compensation based on increases in certain noninterest income categories and increased occupancy and equipment depreciation expense attributable to the First Charter Center which was placed into service during April of 2001. In addition, 2002 results reflect the depreciation and data processing costs associated with the implementation of a new operating system placed into service during the fourth quarter of 2001. Noninterest expense was positively impacted by $441,000 due to the adoption of SFAS No. 142 and positively impacted by $955,000 due to the adoption of SFAS No. 147 in 2002.

     The efficiency ratio increased to 64.74 percent compared to 60.97 percent for the year ended December 31, 2001. A significant portion of the increase in the efficiency ratio relates to the net losses from equity method investments and costs associated with the debt prepayment penalties. Excluding these two items, the efficiency ratio for 2002 was 60.25 percent.

Table Seven
Noninterest Expense

	Years Ended December 31		Increase/(Decrease)

(Dollars in thousands)	2002	2001	Amount	Percent

Salaries and employee benefits	$50,306	$44,719	$5,587	12.5%
Occupancy and equipment	16,032	14,607	1,425	9.8
Data processing	2,968	2,120	848	40.0
Advertising	2,562	2,363	199	8.4
Postage and supplies	4,333	4,820	(487)	(10.1)
Professional services	6,615	6,727	(112)	(1.7)
Telephone	1,951	1,995	(44)	(2.2)
Amortization of intangibles	367	1,875	(1,508)	(80.4)
Prepayment cost on borrowings	3,284	—	3,284	n/a
Other	9,354	8,353	1,001	12.0

Total noninterest expense	$97,772	$87,579	$10,193	11.6%

Income Tax Expense

     Total income tax expense for the year ended December 31, 2002 was $14.9 million, for an effective tax rate of 27.3 percent, compared to $16.8 million for an effective tax rate of 32.2 percent for year ended December 31, 2001. The decrease in the tax expense for the year ended December 31, 2002, was due to the implementation of tax-planning initiatives. Management anticipates the 2003 effective tax rate to range from 29 percent to 30 percent.

Table Eight
Selected Quarterly Financial Data

	2002 Quarters

(Dollars in thousands, except
per share amounts)	Fourth	Third	Second	First

Income statement
Total interest income	$48,133	$49,782	$49,433	$49,040
Total interest expense	20,095	20,817	20,825	21,490

Net interest income	28,038	28,965	28,608	27,550
Provision for loan losses	2,175	1,750	2,240	2,105
Total noninterest income	16,279	8,730	11,694	10,928
Total noninterest expense	27,631	21,740	24,084	24,317

Net income before income taxes	14,511	14,205	13,978	12,056
Income taxes	3,962	3,878	3,816	3,291

Net income	$10,549	$10,327	$10,162	$8,765

Per share data:
Basic income	$0.35	$0.34	$0.33	$0.28
Diluted income	0.35	0.34	0.33	0.28
Cash dividends declared	0.185	0.185	0.180	0.180
Period-end book value	10.80	10.78	10.52	9.87
Average shares outstanding - basic	30,081,995	30,379,838	30,829,356	30,798,728
Average shares outstanding - diluted	30,220,254	30,506,426	31,098,379	30,993,981
Ratios
Return on average shareholders’ equity(1)	12.57%	12.30%	12.64%	11.04%
Return on average assets (1)	1.14	1.14	1.17	1.05
Net interest margin(1)	3.32	3.54	3.61	3.64
Average loans to average deposits	97.55	95.27	93.26	90.82
Average equity to average assets	9.05	9.29	9.24	9.53
Efficiency ratio (2)	70.17	59.21	60.58	69.14
Selected period end balances
Securities available for sale	$1,129,212	$1,212,742	$1,104,995	$1,107,939
Loans held for sale	158,404	14,532	1,486	5,400
Loans, net	2,045,266	2,199,727	2,096,866	1,997,484
Allowance for loan losses	27,204	27,411	27,213	26,576
Total assets	3,745,949	3,700,929	3,490,732	3,405,858
Total deposits	2,322,647	2,313,788	2,262,959	2,210,308
Borrowings	1,042,440	1,004,836	847,752	836,769
Total liabilities	3,421,263	3,376,174	3,166,334	3,101,940
Total shareholders’ equity	324,686	324,755	324,398	303,918
Selected average balances
Loans, net	2,253,317	2,170,961	2,080,227	1,983,455
Earning assets	3,418,176	3,311,707	3,219,752	3,093,516
Total assets	3,678,945	3,586,969	3,491,868	3,377,791
Total deposits	2,309,971	2,278,758	2,230,620	2,183,990
Borrowings	984,350	923,570	888,826	826,381
Total shareholders’ equity	332,998	333,165	322,508	321,966

Schedule of other items included in earnings
Noninterest income
Gain on sale of securities	$5,371	$1,416	$989	$3,763
Equity investment write down	—	—	—	(20)
Equity method (loss) income	(340)	(2,525)	23	(2,959)
(Loss) gain on sale of properties	(109)	—	1,013	—
Noninterest expense
Prepayment costs on borrowings	(3,284)	—	—	—
Reserve for contigent liability	(840)	—	—	—

Total other items	798	(1,109)	2,025	784

Other items, net of tax	$580	$(806)	$1,472	$570

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2001 Quarters
(Dollars in thousands, except
per share amounts)	Fourth	Third	Second	First

Income statement
Total interest income	$51,166	$54,649	$55,391	$54,070
Total interest expense	24,352	27,826	29,043	28,691

Net interest income	26,814	26,823	26,348	25,379
Provision for loan losses	1,200	1,325	1,190	750
Total noninterest income	11,183	10,356	8,814	8,420
Total noninterest expense	24,766	21,892	20,878	20,043

Net income before income taxes	12,031	13,962	13,094	13,006
Income taxes	3,881	4,502	4,223	4,162

Net income	$8,150	$9,460	$8,871	$8,844

Per share data:
Basic income	$0.26	$0.30	$0.28	$0.28
Diluted income	0.26	0.30	0.28	0.28
Cash dividends declared	0.180	0.180	0.180	0.180
Period-end book value	10.06	10.49	10.22	10.06
Average shares outstanding - basic	31,197,190	31,545,721	31,719,241	31,896,764
Average shares outstanding - diluted	31,364,373	31,314,550	31,906,706	31,833,564
Ratios
Return on average shareholders’ equity (1)	9.88%	11.72%	11.12%	11.46%
Return on average assets (1)	1.00	1.18	1.15	1.24
Net interest margin(1)	3.62	3.68	3.73	3.90
Average loans to average deposits	91.15	92.38	95.50	103.56
Average equity to average assets	10.08	10.06	10.33	10.85
Efficiency ratio (2)	66.16	59.45	59.05	58.90
Selected period end balances
Securities available for sale	$1,076,324	$1,133,333	$938,951	$875,946
Loans held for sale	7,334	9,868	13,754	11,166
Loans, net	1,921,718	1,949,081	1,927,862	1,947,270
Allowance for loan losses	25,843	28,221	28,049	28,049
Total assets	3,332,737	3,348,870	3,138,989	3,081,263
Total deposits	2,162,945	2,163,799	2,119,027	2,012,087
Borrowings	808,512	806,141	643,483	696,134
Total liabilities	3,023,396	3,021,297	2,814,885	2,762,284
Total shareholders’ equity	309,341	327,573	324,104	318,979
Selected average balances
Loans, net	1,977,638	1,973,373	1,968,304	2,043,217
Earning assets	3,005,225	2,957,440	2,881,629	2,676,436
Total assets	3,246,863	3,184,788	3,098,598	2,884,703
Total deposits	2,169,743	2,136,217	2,060,997	1,973,002
Borrowings	703,640	682,498	670,248	550,797
Total shareholders’ equity	327,410	320,242	319,968	313,081

Schedule of other items included in earnings
Noninterest income
Gain on sale of securities	$1,026	$824	$282	$267
Equity investment write down	—	—	—	(144)
Equity method (loss) income	(524)	73	(102)	111
(Loss) gain on sale of properties	287	129	—	—
Noninterest expense	—	—	—	—
Prepayment costs on borrowings
Reserve for contigent liability	—	—	—	—

Total other items	789	1,026	180	234

Other items, net of tax	$537	$698	$122	$159

(1) Annualized

(2) Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

(3)   Balances for 2002 have been restated to reflect the adoption of SFAS No. 147. The restatement resulted in the reversal of approximately
$239,000 ($173,000 net of tax) of goodwill amortization expense for each the three months ended March 31, 2002, June 30, 2002 and
September 30, 2002. Goodwill is included in other assets.

2001 VERSUS 2000

     The following discussion and analysis provides a comparison of the Corporation’s results of operations for the years ended December 31, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 46 through 81.

Overview

     Net income amounted to $35.3 million, or $1.12 diluted net income per share for the year ended December 31, 2001, compared to $24.8 million or $0.79 diluted net income per share for the year ended December 31, 2000, representing an increase of $10.5 million. The increase was primarily attributable to restructuring charges and merger-related expenses of $16.3 million pre-tax ($12.3 million, or $0.39 per diluted share after-tax) in 2000, primarily associated with the Carolina First merger, which occurred during 2000. The increase in net income due to the restructuring charges and merger-related expenses was offset in 2001 by (i) a $2.4 million decrease in net interest income resulting from a compression of the net interest margin and decreasing loan demand during 2001 and (ii) increased expenses resulting primarily from an increase in occupancy and equipment expense resulting from the move into the new First Charter Center. Net income in 2001 and 2000 was also impacted by certain other items, which are set forth in Table Two. These other items are considered nonrecurring in nature by management and therefore should be considered in year over year analysis of results of operations.

Net Interest Income

     For the year ended December 31, 2001, net interest income was $105.4 million, a decrease of approximately 2.3 percent from net interest income of $107.8 million in 2000. The decrease was the result of the declining interest rate environment resulting from the slowing economy which had a negative impact on the net interest margin as variable rate assets repriced faster than variable rate liabilities. Reduced loan demand, several large loan payoffs and our increased selectivity in seeking new opportunities during 2001 as a result of the economic environment also had a negative impact on the net interest margin.

     Average interest earning assets increased approximately $304.4 million to $2.88 billion for the year ended December 31, 2001, compared to $2.58 billion for the same 2000 period. This increase was primarily due to a $229.0 million increase in the Corporation’s average securities available for sale portfolio for the year ended December 31, 2001, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The increase in average securities available for sale was primarily due to net purchases of approximately $469.3 million in securities available for sale during the year ended December 31, 2001. Average interest earning assets also increased due to the purchase of four financial centers in November 2000, as well as growth in the Corporation’s average loan portfolio, which increased $68.2 million for the year ended December 31, 2001, excluding the impact of the securitization of $167.0 million of mortgage loans during the first quarter of 2001. The decrease in average yield on interest earning assets to 7.54 percent in 2001, compared to 8.46 percent in 2000, resulted principally from the decrease in the average prime rate during 2001 to 6.93 percent, from 9.23 percent in 2000. The decrease in the average prime rate is attributable to the Federal Reserve’s 475 basis point decrease in the Fed Funds rate during 2001. The average yield earned on loans was 8.01 percent in 2001, compared to 8.89 percent in 2000.

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

Noninterest Income

     Noninterest income increased $8.1 million to $38.8 million for the year ended December 31, 2001, compared to $30.7 million for the same period in 2000. This increase was driven primarily by a 23.8 percent increase in service charge income on deposit accounts for the year ended December 31, 2001 compared to the same 2000 period, which was due to the implementation of revenue enhancing projects as well as repricing opportunities resulting from the acquisition of Carolina First. In addition, the declining rate environment increased mortgage origination volume. This resulted in additional loan sales to the secondary market and correspondingly greater fee income. Active management of the securities portfolio resulted in the recognition of $2.4 million in gains on security sales during 2001, compared to losses of $4.3 million in 2000. Of the $4.3 million loss in 2000, $3.9 million was attributable to a restructuring of the Corporation’s bond portfolio as a result of rising interest rates at the time of the sales. Continued growth of First Charter Insurance Services, higher brokerage revenue and trading gains also increased noninterest income.

Noninterest Expense

     Noninterest expense decreased $5.1 million to $87.6 million for the year ended December 31, 2001 from $92.7 million in the comparable 2000 period. The decrease was attributable to the restructuring charges and merger-related expenses of $16.3 million during 2000, primarily associated with the acquisition of Carolina First. This decrease was partially offset during 2001 by the additional operating costs associated with the four financial centers acquired during the fourth quarter of 2000, an increase in occupancy and equipment expense as a result of the move into the new First Charter Center and investments in people and technology to position the Corporation for growth.

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

Financial Condition

Summary

     Total assets at December 31, 2002 amounted to $3.75 billion compared to $3.33 billion at December 31, 2001. The increase in assets was primarily due to a $52.9 million increase in securities available for sale and loan growth (including loans held for sale) of $276.0 million. During the fourth quarter of 2002, the Corporation purchased $70 million in Bank Owned Life Insurance to mitigate rising employee benefit costs. This investment is classified as an other asset on the balance sheet. Total deposits increased $159.7 million, or 7.4 percent, since December 31, 2001 to $2.32 billion at December 31, 2002 and other borrowings increased $233.9 million, or 28.9 percent, since December 31, 2001 to $1.04 billion at December 31, 2002. The increase in other borrowings was primarily due to increases in FHLB advances principally used to fund loan growth and security purchases.

Investment Portfolio

     The securities portfolio, all of which is classified as available for sale, is a component of the Corporation’s asset-liability management strategy. The decision to purchase or sell securities is based upon liquidity needs, changes in interest rates, changes in prepayment risk, and other factors. Securities available for sale are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income.

     At December 31, 2002, securities available for sale were $1.13 billion or 30.1 percent of total assets, compared to $1.08 billion, or 32.3 percent of total assets, at December 31, 2001. During 2002, a portion of the fixed income securities available for sale portfolio was repositioned to reduce interest rate risk. Approximately $249 million of securities with longer average lives were sold and replaced with securities having shorter average lives. By reducing the average life of the securities available for sale portfolio, management has reduced the market value risk in a possible rising interest rate environment. In addition, the equity securities portfolio was reduced in order to focus First Charter’s efforts on other activities that could result in greater returns. As part of the active management of the fixed income securities available for sale portfolio, callable securities which appear to be on the verge of being called at par are sold in order to realize their gain in value. In addition, in order to offset increasing employee benefit costs and improve earnings, the Corporation sold $70 million in bonds, recognized gains and reinvested the proceeds into Bank Owned Life Insurance. This investment is classified as an other asset on the balance sheet and the income is recognized as other noninterest income. Management estimates that this transaction will have a $2 million positive impact to earnings in 2003.

     The carrying value of securities available for sale was approximately $26.1 million above their amortized cost at December 31, 2002 and $9.6 million above their amortized cost at December 31, 2001. The weighted average life of the portfolio decreased to 3.01 years at December 31, 2002 compared to 4.77 years at December 31, 2001.

     The following table shows, as of December 31, 2002, 2001, and 2000, the carrying value of (i) U.S. government obligations, (ii) U.S. government agency obligations, (iii) mortgage-backed securities, (iv) state and municipal obligations, and (v) equity securities.

Table Nine
Investment Portfolio

	December 31,

(Dollars in thousands)	2002	2001	2000

Securities Available for Sale
US government obligations	$65,777	$—	$—
US government agency obligations	408,362	288,253	158,228
Mortgage-backed securities	529,694	655,690	153,276
State, county, and municipal obligations	82,964	87,548	94,024
Equity securities	42,415	44,833	35,503

Total	$1,129,212	$1,076,324	$441,031

Loan Portfolio

     The Corporation’s loan portfolio at December 31, 2001 consisted of four major categories: Commercial, financial and agricultural; Real estate – construction; Real estate – mortgage; and installment. During 2002, the Corporation changed the presentation of these loan categories to more accurately reflect how the Corporation manages the loan portfolio. The new loan portfolio categories are as follows: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Within these six segments the Corporation targets customers in its footprint, works within most business segments and focuses on a relationship based business model. Pricing is driven by quality, loan size, the Corporation’s relationship with the customer and by competition. The Corporation is primarily a secured lender in all these loan categories. The Corporation’s loans are generally five years or less in duration with the exception of home equity lines and residential mortgages.

Commercial Non Real Estate

     The Corporation’s commercial non real estate lending program is generally targeted to serve small-to-middle market businesses with sales of $50 million or less in the Corporation’s geographic area. Commercial lending includes commercial, financial, agricultural and industrial loans. In addition, the Corporation has a small loan participation program known as the Strategic Partners program through which loans are purchased and sold (commercial real estate, commercial non real estate and construction loans) with other community banks. The Corporation does not usually participate in syndicated loans. Pricing on commercial non real estate loans, driven largely by the Corporation’s relationship with the customer and by competition, is usually tied to market indexes, such as the prime rate, the London Interbank Offer Rate (LIBOR) or rates on US Treasury securities.

Commercial Real Estate

     Similar to commercial non real estate lending, the Corporation’s commercial real estate lending program is generally targeted to serve small-to-middle market business with sales of $50 million or less in the Corporation’s geographic area. The real estate loans are both owner occupied and project related. As with commercial non real estate loans, pricing on commercial real estate loans, driven largely by the Corporation’s relationship with the customer and by competition, is usually tied to market indexes, such as the prime rate, LIBOR or rates on US Treasury securities.

Construction

     Real Estate Construction loans include both commercial and residential construction/permanent loans, which are intended to convert to permanent 1-4 family residential mortgage loans upon completion of the construction. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures in the Corporation’s market area. Loans are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

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

Consumer

     The Corporation offers a wide variety of consumer loan products. Various types of secured and unsecured loans are marketed to qualifying existing customers and to other creditworthy candidates in the Corporation’s market area. Unsecured loans, including revolving credits (e.g. credit cards, checking account overdraft protection and personal lines of credit) are provided and various installment loan products such as vehicle loans are offered. All consumer lending is centrally decisioned and documented.

Home Equity

     Home Equity loans and lines are secured by first and second deeds of trust on the borrower’s principal dwelling. As with all consumer lending, home equity loans are centrally decisioned and documented to ensure the underwriting conforms to the corporate lending policy.

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

     The Bank’s Chief Credit Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loans less than $500,000 may be approved by experienced loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced lenders for any relationships greater than $500,000 and an independent Risk Manager whenever the relationship is greater than $1 million. All relationships greater than $1.5 million receive a comprehensive annual review by the senior lending officers of the Bank, which is then reviewed by the independent Risk Management Officers and the Bank’s Loan Committees. Commitments over $3.5 million are further reviewed by senior lending officers of the Bank, the Chief Credit Officer and both an Executive Loan Committee comprised of executive management and a Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. The Corporation has a general target lending limit to one borrower of $10 million, however, at times some loans may exceed that limit.

     As described above, the Corporation’s loan portfolio consists of loans made for a variety of commercial and consumer purposes. Because commercial loans are made based to a great extent on the Corporation’s assessment of borrowers’ income, cash flow, character and ability to repay, such loans are viewed as involving a higher degree of credit risk than is the case with residential mortgage loans or consumer loans. To manage this risk, the Corporation’s commercial loan portfolio is managed under a defined process which includes underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to ascertain compliance with the Corporation’s credit policies and procedures.

     In general, consumer loans (including mortgage and home equity) are deemed less risky than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, as the collateral value of real estate generally maintains its value better than non real estate or construction collateral. Consumer loans being smaller in size provides risk diversity across the portfolio. As mortgage loans are secured by first liens on the consumer’s primary residence, they are the Corporation’s least risky loan type. Home equity loans are deemed less risky than unsecured consumer loans as home equity loans and lines are secured by first or second deeds of trust on the borrower’s principal dwelling. A centralized decisioning process is in place to control the risk of the consumer, home equity and mortgage loan portfolio. This process is detailed in the underwriting guidelines which covers each retail loan product type from underwriting, servicing, compliance issues and closing procedures.

     Loan review has been and is currently outsourced to a consulting group which performs loan quality and process examinations. This function is currently transitioning to an in-house function in 2003.

     Loans increased 6 percent to $2.07 billion at December 31, 2002 compared to $1.95 billion at December 31, 2001. During the fourth quarter of 2002, $130 million of mortgage loans were reclassified to loans held for sale. These loans were securitized during the first quarter of 2003. Loan growth experienced during 2002 was primarily in commercial real estate, home equity lines and other secured retail credit.

     The Corporation’s primary market area includes the state of North Carolina but predominately centers around the Metro region of Charlotte. At December 31, 2002, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this Metro region. An economic downturn in our primary market area could adversely affect our business. The diversity of the region’s economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

     In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the consolidated financial statements. At December 31, 2002, the unused portion of preapproved lines of credit totaled $348.8 million, unfunded loan commitments totaled $277.8 million and standby letters of credit aggregated $10.9 million. These amounts represent the Bank’s exposure to credit risk, and in the opinion of management, have no more than the normal lending risk that the Bank commits to its borrowers. Management expects that these commitments can be funded through normal operations.

     The table below summarizes loans in the classifications indicated as of December 31, 2002, 2001, 2000, 1999, and 1998. As previously stated, loan categories have been changed to more accurately reflect how the Corporation manages the loan portfolio.

Table Ten
Loan Portfolio Composition

	December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Commercial real estate	$798,664	$631,814	$723,644	$638,522	$421,590
Commercial non real estate	223,178	222,497	297,728	201,639	133,134
Construction	215,859	321,716	246,136	316,794	234,916
Mortgage	237,085	289,953	496,892	562,942	912,447
Consumer	280,201	253,603	209,131	109,630	81,276
Home equity	317,730	228,169	179,028	136,569	110,098

Total loans	2,072,717	1,947,752	2,152,559	1,966,096	1,893,461

Less - allowance for loan losses	(27,204)	(25,843)	(28,447)	(25,002)	(22,278)
Unearned income	(247)	(191)	(215)	(203)	(721)

Loans, net	$2,045,266	$1,921,718	$2,123,897	$1,940,891	$1,870,462

Maturities and Sensitivities of Loans to Change in Interest Rates

     Table Eleven presents the contractual maturity distribution and interest sensitivity of selected loan categories at December 31, 2002. This table excludes non-accrual loans.

Table Eleven
Maturity and Sensitivity to Changes in Interest Rates

	December 31, 2002

		Commercial
	Commercial	Non Real
(Dollars in thousands)	Real Estate	Estate	Construction	Total

Fixed rate:
1 year or less	$30,783	$8,301	$23,037	$62,121
1-5 years	194,516	50,550	13,744	258,810
After 5 years	77,974	18,477	1,273	97,724

Total fixed rate	303,273	77,328	38,054	418,655

Variable rate:
1 year or less	121,805	66,023	106,579	294,407
1-5 years	268,469	67,189	61,450	397,108
After 5 years	89,639	8,306	8,440	106,385

Total variable rate	479,913	141,518	176,469	797,900

Total selected loans	$783,186	$218,846	$214,523	$1,216,555

Nonperforming Assets

     Nonaccrual loans at December 31, 2002 increased to $26.5 million from $24.4 million at September 30, 2002. The increase in nonaccrual loans was primarily due to the addition of one large real estate loan to nonaccrual status during the fourth quarter of 2002. Other real estate, received through loan foreclosure, increased to $10.3 million from $9.7 million at September 30, 2002 primarily due to the foreclosure on two commercial properties during the quarter. Total nonperforming assets (includes nonaccrual loans and other real estate) and loans 90 days or more past due and still accruing increased to $36.7 million at December 31, 2002 compared to $34.1 million at September 30, 2002. As a percentage of total assets, nonperforming assets increased to 0.98 percent at December 31, 2002 compared to 0.92 percent at September 30, 2002.

     Nonaccrual loans at December 31, 2002 increased to $26.5 million compared to $23.8 million at December 31, 2001. The increase was primarily due to the addition of several commercial loans to nonaccrual status. This increase was partially offset by the sale of $3.1 million of residential nonaccrual loans during the third quarter of 2002 and the transfer of one commercial loan from nonaccrual status to other real estate. Other real estate, received through loan foreclosure, increased to $10.3 million from $8.0 million at December 31, 2001. The increase in other real estate was primarily due to the foreclosure on several commercial relationships during 2002. This increase was partially offset by the sale of $0.2 million of residential other real estate during the third quarter of 2002. Total nonperforming assets (includes nonaccrual loans and other real estate) and loans 90 days or more past due and still accruing interest at December 31, 2002 were $36.7 million or 1.76 percent of total loans and other real estate, compared to $32.0 million or 1.62 percent of total loans and other real estate at December 31, 2001. Interest income that would have been recorded on nonaccrual loans and restructured loans for the years ended December 31, 2002, 2001 and 2000, had they performed in accordance with their original terms, amounted to approximately $2.5 million, $2.2 million, and $2.3 million, respectively. Interest income on all such loans included in the results of operations for 2002, 2001 and 2000 amounted to approximately $0.5 million, $1.0 million, and $1.3 million, respectively.

     Nonaccrual loans at December 31, 2002 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Management anticipates that nonaccrual loans may increase in the near term as some customers continue to experience difficulties in this current economic environment. As discussed elsewhere herein, management has taken current economic conditions into consideration when estimating the allowance for loan losses.

     The determination to discontinue the accrual of interest is based on a review of each loan. Generally, accrual of interest is discontinued on loans 90 days past due as to principal or interest unless in management’s opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

Table Twelve
Nonperforming and Problem Assets

					December 31,

(Dollars in thousands)	2002		2001		2000		1999		1998

Nonaccrual loans	$26,467		$23,824		$26,587		$10,353		$7,190
Restructured loans	—		—		—		37		577

Total nonperforming loans	26,467		23,824		26,587		10,390		7,767

Other real estate	10,278		8,049		2,989		2,262		3,863

Total nonperforming assets	36,745		31,873		29,576		12,652		11,630

Loans 90 days or more past due and still accruing interest	—		152		430		3,638		2,381

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$36,745		$32,025		$30,006		$16,290		$14,011

Nonperforming assets as a percentage of:
Total assets	0.98%		0.96%		1.01%		0.47%		0.45%
Loans and other real estate	1.76%		1.63%		1.37%		0.64%		0.61%
Ratio of allowance for loan losses to nonperforming loans	1.03	x	1.08	x	1.07	x	2.41	x	2.87	x

Summary of Loan Loss and Recovery Experience

     The table below presents certain data for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, including the following: (i) the average amount of net loans outstanding during the year, (ii) the allowance for loan losses at the beginning of the year, (iii) the provision for loan losses, (iv) loans charged off and recovered (v) loan charge-offs, net, (vi) the allowance for loan losses at the end of the year, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to loans at year-end. The categories of charge-offs and recoveries presented in Table Thirteen are similar to the categories presented in prior years.

Table Thirteen
Allowance For Credit Losses

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Balance, January 1	$25,843	$28,447	$25,002	$22,278	$21,100

Loan charge-offs:
Commercial, financial and agricultural	3,056	4,280	2,532	951	870
Real estate - construction	641	50	351	36	390
Real estate - mortgage	304	564	519	138	173
Installment	2,989	2,512	1,661	1,648	1,984

Total loans charged-off	6,990	7,406	5,063	2,773	3,417

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	223	243	623	295	305
Real estate - construction	—	—	—	—	76
Real estate - mortgage	36	169	49	72	51
Installment	337	285	334	494	422
Other	132	57	—	—	—

Total recoveries of loans previously charged-off	728	754	1,006	861	854

Net charge-offs	6,262	6,652	4,057	1,912	2,563

Provision for loan losses	8,270	4,465	7,615	5,005	3,741
Adjustment for loans sold, securitized or transferred to held for sale	(647)	(417)	(113)	(369)	—

Balance, December 31	$27,204	$25,843	$28,447	$25,002	$22,278

Average loans, net	$2,122,890	$1,990,406	$2,074,971	$1,878,509	$1,783,271
Net charge-offs to average loans	0.29%	0.33%	0.20%	0.10%	0.14%
Allowance for loan losses to gross loans at year-end	1.31	1.33	1.32	1.27	1.18

     Table Fourteen presents the categories of charge-offs and recoveries for the years ended December 31, 2002 and 2001 and are based upon the new loan categories discussed in the Loan Portfolio section. Due to the restatement of historical financial information for the years ended December 31, 2000, 1999 and 1998, as the result of poolings-of-interests mergers, it is not possible to provide information for these years in the categories of loans used below.

Table Fourteen
Allowance For Credit Losses

	Years Ended December 31,

(Dollars in thousands)	2002	2001

Balance, January 1	$25,843	$28,447

Loan charge-offs:
Commercial non real estate	2,397	2,387
Commercial real estate	659	1,892
Construction	641	50
Mortgage	111	125
Consumer	2,989	2,513
Home equity	193	439

Total loans charged-off	6,990	7,406

Recoveries of loans previously charged-off:
Commercial non real estate	20	227
Commercial real estate	228	181
Construction	—	—
Mortgage	11	—
Consumer	337	289
Home equity	—	—
Other	132	57

Total recoveries of loans previously charged-off	728	754

Net charge-offs	6,262	6,652

Provision for loan losses	8,270	4,465
Adjustment for loans sold, securitized or transferred to held for sale	(647)	(417)

Balance, December 31	$27,204	$25,843

Average loans, net	$2,122,890	$1,990,406
Net charge-offs to average loans	0.29%	0.33%
Allowance for loan losses to gross loans at year-end	1.31	1.33

Allowance for Loan Losses

     The Corporation’s allowance for loan losses consists of three components: (1) valuation allowances computed on impaired loans in accordance with SFAS No. 114; (2) valuation allowances determined by applying historical loss rates to those loans not considered impaired; and (3) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated quarterly by Credit Risk Management, and along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting estimate is used to determine if the allowance for loan losses recorded by management is adequate and appropriate for each period.

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

     The third component of the allowance for loan losses is intended to capture the various risk elements of the loan portfolio which are not sufficiently captured in the historical loss rates. These factors currently include economic risk, operational risk and concentration risk. Economic risk relates to the impact of current economic conditions on the Corporation’s borrower base, the effects of which may not be realized by the Corporation in the form of charge-offs for several periods. The Corporation monitors and documents various local, regional and national economic data, and makes subjective estimates of the impact of changes in economic conditions on the allowance for loan losses. Operational risk includes factors such as the likelihood of loss on a loan because of inadequate underwriting. In recent periods, the Corporation has made loss estimates for certain types of loans that were either acquired from other institutions in mergers or were underwritten using policies that are no longer in effect at the Corporation. These identified loans are considered to have higher risk of loss than currently reflected in historical loss rates of the Corporation, so additional estimates of loss are made by management. Concentration risk includes the risk of loss due to extensions of credit to a particular industry, loan type or borrower that may be troubled. The Corporation monitors its portfolio for any excessive concentrations of loans during each period, and if any excessive concentrations are noted, estimates of loss would be made. Losses for all of these factors are estimates since certain loans will generally respond differently to changes in these factors. Accordingly, changes in the allowance for loan losses for these subjective factors can arise from changes in the balance and types of outstanding loans, as well as changes in the underlying conditions which drive a change in the percentage used. As more fully discussed below, the Corporation continually monitors the portfolio in an effort to identify any other factors which may have an impact on loss estimates within the portfolio.

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

     Management currently uses several measures to assess and control the loan portfolio risk. For example, all loans over $1.5 million are reviewed by the Bank’s Loan Committees, and any issues regarding risk assessments of those credits are addressed by the Bank’s Senior Risk Managers and factored into future lending decisions. Commitments over $3.5 million are further reviewed by senior lending officers of the Bank, the Chief Credit Officer and both an Executive Loan Committee comprised of executive management and a Board of Directors Loan Committee. The Corporation also continues to employ an independent third party risk assessment group to review the underwriting, documentation and risk grading process. This third party group reviews loans on a sampling basis at regular intervals throughout the year. The third party’s evaluation and report is shared with Executive Management and the Board of Directors’ Loan and Audit Committees. This function is currently transitioning to an in-house function in 2003.

     At December 31, 2002 the allowance for loan losses was $27.2 million or 1.31 percent of gross loans compared to $25.8 million or 1.33 percent at December 31, 2001 and $28.4 million, or 1.32 percent at December 31, 2000. The allowance model was influenced throughout 2002 by loan growth, charge-off behavior and deteriorating asset quality. While higher allocations of allowance for loan losses were required for commercial and consumer loans in December 2002 over December 2001, lower allocations of allowance for loan losses were required for mortgage loans. The higher allocations of the allowance for loan losses to commercial loans at December 31, 2002 over December 31, 2001 was due to a decrease in credit grades for certain loans as well as loan growth. The higher allocations of the allowance for loan losses to consumer loans at December 31, 2002 over December 31, 2001 was due to an increase in the loss percentage estimates used for consumer loans in the allowance model and loan growth. The Corporation estimates loss percentages for the allowance for loan loss model using a migration analysis of historical charge-offs. The growth in historical net charge-offs of consumer loans noted in Tables Thirteen and Fourteen has therefore negatively impacted the allowance for loan losses estimate. These changes were partially offset by a decline in the allocation for mortgage loans due primarily to the reclassification of $130 million of mortgage loans to loans held for sale during the fourth quarter of 2002. This reclassification resulted in the transfer of approximately $0.3 million of allowance for loan losses to loans held for sale.

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

     The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories and the percentage of the loans in each category to total loans as of December 31, 2002, 2001, 2000, 1999 and 1998.

Table Fifteen
Allocation of the Allowance for Loan Losses (1)

	December 31,

	2002		2001		2000		1999		1998

		Loan/		Loan/		Loan/		Loan/		Loan/
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial real estate	$12,166	39%	$9,532	32%	$11,637	34%	$10,210	32%	$9,097	23%
Commercial non real estate	4,529	11	4,779	11	7,372	14	5,089	10	4,534	7
Construction	3,384	10	4,608	17	3,749	11	3,621	16	3,226	12
Mortgage	845	11	1,420	15	2,049	23	1,317	29	1,173	48
Consumer	4,560	14	4,124	13	2,661	10	3,506	6	3,124	4
Home equity	1,720	15	1,380	12	979	8	1,259	7	1,122	6

Total	$27,204	100%	$25,843	100%	$28,447	100%	$25,002	100%	$22,276	100%

     (1)  The allowance amounts assigned to each category of loans represent the historical loss experience of the loans adjusted for current economic events or conditions.

Deposits

     Table Four provides information on the average amounts of deposits and the rates paid by deposit category. Total deposits at December 31, 2002 were $2.32 billion, a 7.4 percent increase from December 31, 2001. Deposit growth has occurred across every major category. Increases in money market and demand deposit were due to marketing campaigns directed toward packaging and promoting these accounts more effectively. Increases in certificates of deposit were due to the purchase of $93.2 million of brokered certificates of deposits used as a funding source.

     During the fourth quarter of 2002, the Corporation introduced the Checking Account Marketing Program (“CHAMP”). The emphasis of this program is to develop new customer relationships, generate additional fee income opportunities, and to shift the funding mix towards lower cost funding sources. As a result, 7,400 new checking accounts were opened during the fourth quarter of 2002, a 300 percent increase over the fourth quarter of 2001. See Note Eleven of the consolidated financial statements for further details on deposits.

Other Borrowings

     Other borrowings increased $233.9 million during the year, to $1.04 billion at December 31, 2002, from $808.5 million at December 31, 2001. The increase was primarily due to an increase of $190.9 million in federal funds purchased and securities sold under agreements to repurchase and an increase of $43.0 million in FHLB advances. These borrowings were principally used to fund loan growth and securities purchases. During the fourth quarter of 2002, the Corporation incurred $3.3 million in prepayment penalties associated with the refinancing of $100 million in fixed-term advances.

     The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and FHLB borrowings for the years ended December 31, 2002, 2001 and 2000.

Table Sixteen
Other Borrowings

(Dollars in thousands)	2002	2001	2000

Federal funds purchased, securities sold under agreements to repurchase, FHLB and other borrowings:
Balance as of December 31	$1,042,440	$808,512	$570,024
Average balance	906,263	652,298	556,859
Maximum outstanding at any month end	1,042,440	808,512	627,916
Interest rate as of December 31	2.99%	3.84%	5.98%
Average interest rate	3.56%	4.85%	5.94%

     At December 31, 2001, FCB had one available line of credit with the FHLB totaling $855.9 million with approximately $682.3 million outstanding. The outstanding amounts consisted of $254.0 million maturing in 2003, $50.0 million maturing in 2004, $40.0 million maturing in 2006, $51.0 million maturing in 2009, $107.0 million maturing in 2010 and $180.3 million maturing in 2011. In addition, the FHLB requires banks to pledge collateral to secure the advances as described in the line of credit agreement. The collateral consists of qualifying 1-4 family residential mortgage loans, qualifying commercial loans and securities pledged to FHLB.

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

     The Corporation’s primary source of funding is from customer deposits, other borrowings, loan repayments, and securities available for sale. If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At December 31, 2002, the Bank had an available line of credit with the FHLB totaling $855.9 million with $682.3 million outstanding. At December 31, 2002, the Bank also had federal funds back-up lines of credit totaling $65.0 million, of which there were no amounts outstanding. At December 31, 2002, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstandings of $18.4 million.

     During 2002, the Corporation incurred $3.3 million in prepayment penalties associated with the refinancing of $100 million in fixed-term FHLB advances.

     Another source of liquidity is the securities available for sale portfolio. See Investment Portfolio for further discussion. Management believes the Bank’s sources of liquidity are adequate to meet loan demand, operating needs and deposit withdrawal requirements.

     The Corporation has existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. The Corporation anticipates refinancing, during 2003, any contractual obligations that are due in less than one year.

Table Seventeen
Contractual Obligations
As of December 31, 2002

	Payments Due by Period

	Less than
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Total

Other borrowings	$614,110	$50,000	$40,000	$338,330	$1,042,440
Lease obligations	1,920	3,038	1,796	950	7,704
Equity method investees funding	1,800	—	—	—	1,800
Deposits (1)	1,978,415	272,850	71,382	—	2,322,647

Total Contractual Cash Obligations	$2,596,245	$325,888	$113,178	$339,280	$3,374,591

     (1)  Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

Asset-Liability Management and Interest Rate Sensitivity

     The primary objective of the Corporation’s asset-liability management strategy is to enhance earnings through balance sheet growth while reducing or minimizing the risk caused by interest rate changes. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 1.86 percent of net interest income at December 31, 2002. Assuming a 125 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 0.40 percent of net interest income at December 31, 2002. Although the Corporation’s policy for interest shock scenarios is an increase or decrease of 300 basis points, in the current low interest rate environment the decreased interest rate shock scenario is equal to the Fed Funds rate of 125 basis points. Both of the rate shock scenarios are within Management’s acceptable range.

     From time to time, the Corporation may use derivative financial instruments including futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. At December 31, 2002, the Corporation had no such derivative financial instruments. Refer to Notes One and Seven of the consolidated financial statements and Results of Operations for a discussion of the Corporation’s use of written over-the-counter covered call options during 2002. The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

     The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note Sixteen of the consolidated financial statements for further discussion of commitments.

     The following table presents aggregated information about commitments of the Corporation which could impact future periods.

Table Eighteen
Commitments
As of December 31, 2002

	Amount of Commitment Expiration Per Period

	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$95,734	$1,576	$5,199	$246,331	$348,840
Standby Letters of Credit	10,652	244	—	—	10,896
Loan Commitments	203,793	51,168	16,649	6,166	277,776

Total Commitments	$310,179	$52,988	$21,848	$252,497	$637,512

     Table Nineteen summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest bearing bank deposits, are excluded from Table Nineteen as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. For further information on the fair value of financial instruments, see Note Eighteen of the consolidated financial statements. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at December 31, 2002. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.

Table Nineteen
Market Risk

December 31, 2002
		Expected Maturity

							After
(Dollars in thousands)	Total	2003	2004	2005	2006	2007	2007

Assets
Debt securities
Fixed rate
Book value	$1,061,868	$396,948	$234,991	$157,411	$116,428	$127,049	$29,041
Weighted average effective yield	4.85%
Fair value	$1,086,797
Loans and loans held for sale
Fixed rate
Book value	$907,836	328,684	143,792	119,971	113,917	48,905	152,567
Weighted average effective yield	7.23%
Fair value	$985,747
Variable rate
Book value	$1,295,834	343,118	153,744	135,651	149,783	185,970	327,568
Weighted average effective yield	4.83%
Fair value	$1,290,077
Liabilities
Deposits
Fixed rate
Book value	$1,295,188	955,759	148,398	119,649	71,382	—	—
Weighted average effective yield	3.02%
Fair value	$1,306,949
Variable rate
Book value	$721,535	716,732	4,562	241	—	—	—
Weighted average effective yield	0.74%
Fair value	$721,580
Other borrowings
Fixed rate
Book value	$428,330	50,040	40	40	40,040	40	338,130
Weighted average effective yield	4.77%
Fair value	$474,298
Variable rate
Book value	$614,110	599,110	—	15,000	—	—	—
Weighted average effective yield	1.42%
Fair value	$614,148

Capital Resources

     At December 31, 2002, total shareholders’ equity was $324.7 million, representing a book value of $10.80 per share, compared to $309.3 million or a book value of $10.06 per share at December 31, 2001. The increase was primarily due to the recognition of $10.1 million in after-tax unrealized gains on available for sale securities combined with net earnings (net income less dividends) of $17.6 million and the receipt of $1.6 million from the sale of approximately 136,215 shares of common stock issued for stock options. The increase was partially offset by the payment of $13.7 million for the purchase and retirement of 809,600 shares of common stock and the payment of $0.2 million for the settlement of the December 31, 2001 share repurchase agreement as described in Note Fourteen on page 60 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001. The securities available for sale portfolio had an unrealized net gain of $15.9 million (net of tax) at December 31, 2002, compared to an unrealized net gain of $5.8 million (net of tax) at December 31, 2001. The increase in the unrealized gain was due to a decline in the yield curve.

     The principal asset of the Corporation is its investment in the Bank. Thus, the Corporation derives its principal source of income through dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the Bank to the Corporation and the amount of dividends which can be paid to the Corporation. In addition, certain regulatory agencies may prohibit the payment of dividends by the

Bank if they determine that such payment would constitute an unsafe or unsound practice. See Note Nineteen of notes to consolidated financial statements.

     The Corporation and the Bank must comply with regulatory capital requirements established by the applicable federal regulatory agencies. Under the standards of the Federal Reserve Board, the Corporation must maintain a minimum ratio of Tier I Capital (as defined) to total risk-weighted assets of 4.00 percent and a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8.00 percent. Tier I Capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles less certain intangible assets and excluding unrealized gains or losses on securities available for sale. Total Capital is comprised of Tier I Capital plus certain adjustments, the largest of which for the Corporation is the allowance for loan losses (up to 1.25 percent of risk weighted assets). Total Capital must consist of at least 50 percent of Tier 1 Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation adjusted for their related risk levels using amounts set forth in Federal Reserve standards.

     In addition to the aforementioned risk-based capital requirements, the Corporation is subject to a leverage capital requirement, requiring a minimum ratio of Tier I Capital (as defined previously) to total adjusted average assets of 3.00 percent to 5.00 percent.

     The Bank also has similar regulatory capital requirements imposed by the Federal Reserve Board. See Note Twenty of notes to consolidated financial statements for additional discussion of requirements.

     At December 31, 2002, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation’s and the Bank’s various regulators categorized the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. In the judgment of management, there have been no events or conditions since those notifications that would change the “well capitalized” status of the Corporation or the Bank. The Corporation’s capital requirements are summarized in the table below:

Table Twenty
Capital Ratios

			Risk-Based Capital

	Leverage Capital		Tier 1 Capital		Total Capital

(Dollars in thousands)	Amount	Percentage (1)	Amount	Percentage (2)	Amount	Percentage (2)

Actual	$290,031	7.92%	$290,031	11.52%	$317,700	12.62%
Required	146,404	4.00	100,712	4.00	201,424	8.00
Excess	143,627	3.92	189,319	7.52	116,276	4.62

(1)	Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3.00 percent to 5.00 percent, depending on the institution’s composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirement applicable to it.

(2)	Percentage of risk-weighted assets.

Regulatory Recommendations

     Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities, which, if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.

Accounting and Regulatory Matters

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be recognized as assets or liabilities on the balance sheet and that such instruments be carried at fair value through adjustments to either other comprehensive income or current earnings or both, as appropriate. SFAS No. 133 was originally effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation date of SFAS No. 133 was delayed by Statement of Financial Accounting Standards No. 137 “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” to the first fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 137 was amended by Statement of Financial Accounting Standard No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133”. Accordingly, the Corporation adopted SFAS No. 133, SFAS No. 137 and SFAS No. 138 on January 1, 2001. The impact to the Corporation upon adoption was immaterial.

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140 (SFAS No. 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a replacement of FASB Statement 125”, which revises the criteria for accounting for securitizations and other transfers of financial assets and collateral, and introduces new disclosures. The enhanced disclosure requirements were effective for the December 31, 2000 year-end. The other provisions of SFAS No. 140 apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Accordingly, the Corporation adopted SFAS No. 140 on April 1, 2001. The impact to the Corporation upon adoption was not significant.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 121 was subsequently superseded by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Corporation adopted the provisions of SFAS No. 141 as of June 30, 2001 and fully adopted SFAS No. 142 as of January 1, 2002. Accordingly, goodwill acquired in business combinations initiated after July 1, 2001 are not amortized, and all other goodwill ceased being amortized on January 1, 2002.

     SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Corporation reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under SFAS No. 142 were subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Goodwill as of January 1, 2002 was tested during the first six months of 2002. As a result of this testing, no impairment charges were recorded.

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

     In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, (SFAS No. 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Corporation early adopted the provisions of SFAS No. 145 on October 1, 2002. As a result, the prepayment costs of $3.3 million associated with the refinancing of $100 million in fixed-term advances was classified in the operating section of the income statement rather than as an extraordinary item, as previously required by SFAS No. 4.

     In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact to the Corporation upon adoption.

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 requires the Corporation to retroactively restate its previously issued 2002 interim financial statements, to reverse SFAS No. 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation adopted SFAS No. 147 on October 1, 2002. The Corporation had $12.1 million of SFAS No. 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002. The impact of SFAS No. 147 on fourth quarter 2002 earnings was approximately $239,000 ($173,000 or $0.01 diluted earnings per share, after-tax). In accordance SFAS No. 147, the Corporation performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. The Corporation will perform an annual impairment test of the goodwill in 2003 and thereafter.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosures provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 (APB No. 28), “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation currently has no plans to change its accounting for stock-based employee compensation. The disclosure provisions of this statement, except for the amendment of APB No. 28, are effective for financial statements for fiscal years ending after December 15, 2002 and are presented in the notes to the consolidated financial statements. The provisions of this statement related to the amendment of APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Corporation expects to make disclosures pursuant to this portion of the interpretation in its interim consolidated financial statements beginning in 2003.

     In October 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, (FASB Interpretation No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which establishes disclosure standards for a guarantor about its obligations under certain guarantees that it has issued. Under FASB Interpretation No. 45 a guarantor is required to disclose the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The guarantor is also required to disclose the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The initial recognition and measurement provisions of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accordingly, the Corporation plans to adopt these provisions of FASB Interpretation No. 45 on January 1, 2003. The impact to the Corporation has yet to be determined. The disclosure requirements in FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions in 2002, and has made the relevant disclosures in its accompanying consolidated financial statements.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, (FASB Interpretation No. 46), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities by business enterprises. Variable interest entities are equity interests that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of expected losses if they occur, receive a majority of the entity’s residual returns if they occur, or both. The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FASB Interpretation No. 46 an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FASB Interpretation No. 46 will be effective for the Corporation beginning July 1, 2003. The Corporation does not currently expect adoption of this interpretation to have a material effect on its consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Certain information called for by Item 7A is set forth in Item 7 under the caption Asset-Liability Management and Interest Rate Sensitivity on page 38 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors
First Charter Corporation

We have audited the accompanying consolidated balance sheets of First Charter Corporation and subsidiaries (the “Corporation”) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Charter Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note One to the Consolidated Financial Statements, on January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, and on October 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 145 “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” and Statement of Financial Accounting Standards No. 147 “Acquisitions of Certain Financial Institutions”.

Charlotte, North Carolina
January 14, 2003

	December 31	December 31
	2002	2001

(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$162,087	$134,084
Federal funds sold	1,154	1,161
Interest bearing bank deposits	6,609	6,220

Cash and cash equivalents	169,850	141,465

Securities available for sale (cost of $1,103,107 at December 31, 2002 and $1,066,746 at December 31, 2001; carrying amount of pledged collateral at December 31, 2002, $735,208)	1,129,212	1,076,324
Loans held for sale	158,404	7,334
Loans	2,072,717	1,947,752
Less: Unearned income	(247)	(191)
Allowance for loan losses	(27,204)	(25,843)

Loans, net	2,045,266	1,921,718

Premises and equipment, net	94,647	96,976
Other assets	148,570	88,920

Total assets	$3,745,949	$3,332,737

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$305,924	$276,699
Interest bearing	2,016,723	1,886,246

Total deposits	2,322,647	2,162,945

Other borrowings	1,042,440	808,512
Other liabilities	56,176	51,939

Total liabilities	3,421,263	3,023,396

Shareholders’ equity:
Preferred stock-no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock- no par value; authorized 100,000,000 shares; issued and outstanding 30,069,147 and 30,742,532 shares	122,870	135,167
Common stock held in Rabbi Trust for deferred compensation	(476)	(388)
Deferred compensation payable in common stock	476	388
Retained earnings	185,900	168,334
Accumulated other comprehensive income:
Unrealized gains on securities available for sale, net	15,916	5,840

Total shareholders’ equity	324,686	309,341

Total liabilities and shareholders’ equity	$3,745,949	$3,332,737

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31

(Dollars in thousands, except share and per share data)	2002	2001	2000

Interest income:
Loans	$135,085	$158,985	$184,035
Federal funds sold	20	75	250
Interest bearing bank deposits	169	399	224
Securities	61,114	55,817	31,634

Total interest income	196,388	215,276	216,143

Interest expense:
Deposits	50,957	78,252	75,263
Federal funds purchased and securities sold under agreements to repurchase	3,148	5,034	6,620
Federal Home Loan Bank and other borrowings	29,122	26,626	26,431

Total interest expense	83,227	109,912	108,314

Net interest income	113,161	105,364	107,829
Provision for loan losses	8,270	4,465	7,615

Net interest income after provision for loan losses	104,891	100,899	100,214
Noninterest income:
Service charges on deposit accounts	19,133	14,736	11,187
Financial management income	2,396	2,323	2,819
Gain (loss) on sale of securities	11,539	2,399	(4,303)
Loss on sale of loans	—	—	(99)
(Loss) income from equity method investees	(5,801)	(442)	4,580
Mortgage loan fees	2,457	2,643	1,001
Brokerage services income	2,288	1,746	1,543
Insurance services income	8,770	7,681	6,805
Trading gains	2,078	2,592	—
Gain on sale of property	904	416	2,788
Other	3,867	4,679	4,345

Total noninterest income	47,631	38,773	30,666

Noninterest expense:
Salaries and employee benefits	50,306	44,719	40,942
Occupancy and equipment	16,032	14,607	12,342
Data processing	2,968	2,120	2,380
Advertising	2,562	2,363	3,390
Postage and supplies	4,333	4,820	4,379
Professional services	6,615	6,727	3,760
Telephone	1,951	1,995	1,425
Amortization of intangibles	367	1,875	1,196
Prepayment cost on borrowings	3,284	—	—
Restructuring charges and merger-related	—	—	16,250
Other	9,354	8,353	6,663

Total noninterest expense	97,772	87,579	92,727

Income before income taxes	54,750	52,093	38,153
Income taxes	14,947	16,768	13,312

Net income	$39,803	$35,325	$24,841

Net income per share:
Basic	$1.30	$1.12	$0.79
Diluted	$1.30	$1.12	$0.79
Weighted average shares:
Basic	30,520,125	31,480,109	31,435,342
Diluted	30,702,107	31,660,985	31,580,328

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

			Common Stock
			held in Rabbi	Deferred		Accumulated
	Common Stock		Trust for	Compensation		Other
			Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total

Balance, December 31, 1999	31,100,310	$146,438	$—	$—	$151,215	$(7,385)	$290,268
Comprehensive income:
Net income	—	—	—	—	24,841	—	24,841
Unrealized gain on securities available for sale, net	—	—	—	—	—	9,424	9,424

Total comprehensive income							34,265
Cash dividends	—	—	—	—	(20,294)	—	(20,294)
Stock options exercised and Dividend Reinvestment Plan stock issued	380,680	3,050	—	—	—	—	3,050
Shares issued in connection with business acquisition	122,263	2,025	—	—	—	—	2,025
Purchase and retirement of common stock	(1,990)	(27)	—	—	—	—	(27)

Balance, December 31, 2000	31,601,263	151,486	—	—	155,762	2,039	309,287

Comprehensive income:
Net income	—	—	—	—	35,325	—	35,325
Unrealized gain on securities available for sale, net	—	—	—	—	—	3,801	3,801

Total comprehensive income							39,126
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(388)	—	—	—	(388)
Deferred compensation payable in common stock	—	—	—	388	—	—	388
Cash dividends	—	—	—	—	(22,753)	—	(22,753)
Stock options exercised and Dividend Reinvestment Plan stock issued	141,269	1,643	—	—	—	—	1,643
Purchase and retirement of common stock	(1,000,000)	(17,962)	—	—	—	—	(17,962)

Balance, December 31, 2001	30,742,532	135,167	(388)	388	168,334	5,840	309,341

Comprehensive income:
Net income	—	—	—	—	39,803	—	39,803
Unrealized gain on securities available for sale, net	—	—	—	—	—	10,076	10,076

Total comprehensive income							49,879
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(88)	—	—	—	(88)
Deferred compensation payable in common stock	—	—	—	88	—	—	88
Cash dividends	—	—	—	—	(22,237)	—	(22,237)
Stock options exercised and Dividend Reinvestment Plan stock issued	136,215	1,596	—	—	—	—	1,596
Purchase and retirement of common stock	(809,600)	(13,894)	—	—	—	—	(13,894)

Balance, December 31, 2002	$30,069,147	$122,870	$(476)	$476	$185,900	$15,916	$324,686

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31

(Dollars in thousands)	2002	2001	2000

Cash flows from operating activities:
Net income	$39,803	$35,325	$24,841
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	8,270	4,465	7,615
Depreciation	9,535	8,025	6,407
Amortization of intangibles	367	1,875	1,196
Premium amortization and discount accretion, net	1,466	(615)	(17)
Net (gain) loss on securities available for sale transactions	(11,539)	(2,399)	4,303
Net loss (gain) on sale of foreclosed assets	211	(10)	87
Net loss (income) from equity method investees	5,801	442	(4,580)
Net gain on sale of property	(904)	(416)	(2,788)
Net loss on sale of mortgage loans	—	—	99
Net gain on sale of premises and equipment	(39)	(11)	(17)
Origination of mortgage loans held for sale	(159,049)	(203,231)	(44,351)
Proceeds from sale of mortgage loans held for sale	137,736	200,961	85,476
Decrease (increase) in other assets	865	2,218	(17,948)
Increase (decrease) in other liabilities	4,238	(1,654)	23,217

Net cash (used in) provided by operating activities	36,761	44,975	83,540

Cash flows from investing activities:
Proceeds from sales of securities available for sale	746,886	549,402	212,086
Proceeds from maturities of securities available for sale	275,298	245,081	71,927
Purchase of securities available for sale	(1,048,473)	(1,254,580)	(190,716)
Proceeds from issuer calls and maturities of securities held to maturity	—	—	758
Purchase of bank owned life insurance	(70,000)	—	—
Net (increase) decrease in loans and loans held for sale	(267,168)	22,466	(229,914)
Proceeds from sales of other real estate	3,153	3,205	2,402
Net purchases of premises and equipment	(7,166)	(28,323)	(27,654)
Acquisition of businesses, net of cash paid	—	439	70,429

Net cash used in investing activities	(367,470)	(462,310)	(90,682)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	85,765	77,311	(132,185)
Net increase in certificates of deposit	73,936	87,400	225,599
Net increase in securities sold under repurchase agreements and other borrowings	233,928	238,489	28,003
Purchase and retirement of common stock	(13,894)	(17,962)	(27)
Proceeds from issuance of common stock	1,596	1,643	3,050
Dividends paid	(22,237)	(22,753)	(20,294)

Net cash provided by financing activities	359,094	364,128	104,146

Net increase (decrease) in cash and cash equivalents	28,385	(53,207)	97,004
Cash and cash equivalents at beginning of period	141,465	194,672	97,668

Cash and cash equivalents at end of period	$169,850	$141,465	$194,672

Supplemental disclosures of cash flow information:
Cash paid for interest	$85,070	$110,860	$104,180
Cash paid for income taxes	4,352	4,254	4,455
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate owned	5,593	8,255	4,516
Unrealized gain on securities available for sale (net of tax effect of $6,451, $2,430, and $6,025 for the years ended December 31, 2002, 2001, and 2000, respectively)	10,076	3,801	9,424
Issuance of common stock for business acquisitions	—	—	2,025
Loans securitized and retained in the available for sale portfolio	—	166,992	—
Transfer of loans in portfolio to held for sale	130,084	—	45,252
Transfer of securities held to maturity to available for sale in connection with business combination	—	—	35,324

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Note One-Summary of Significant Accounting Policies

     The following is a description of the more significant accounting and reporting policies which First Charter Corporation (the “Corporation”) and its subsidiary, First Charter Bank (“FCB” or the “Bank”), follow in preparing and presenting their consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, FCB. In addition, through First Charter Brokerage Services, a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates six other subsidiaries: First Charter Insurance Services, Inc., First Charter of Virginia Realty Investments, Inc., First Charter Realty Investments, Inc., FCB Real Estate, Inc., First Charter Real Estate Holdings, LLC, and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter of Virginia Realty Investments, Inc. is a Virginia corporation engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. FCB Real Estate, Inc. is a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC is a North Carolina limited liability company. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB. In consolidation, all significant intercompany accounts and transactions have been eliminated.

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

     Reclassifications of certain amounts in the previously issued consolidated financial statements have been made to conform to the financial statement presentation for 2002. Such reclassifications had no effect on the net income or shareholders’ equity of the combined entity as previously reported.

Business

     The Bank, either directly or through its subsidiaries, provides businesses and individuals a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs. The Bank is a regional financial services company operating 53 financial centers, five insurance offices, one mortgage origination office and 93 ATMs located in 17 counties throughout North Carolina. FCB also maintains an additional mortgage origination office in Virginia.

     During 2001, First Charter’s banking subsidiary completed its conversion from a national bank to First Charter Bank, a North Carolina state bank. The change was completed after a cost benefit analysis of supervisory regulatory charges and does not represent any disagreement with the Corporation’s or the Bank’s former regulators. The Bank will continue to operate its financial center network franchise under the “First Charter” brand name.

Recently Adopted Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be recognized as assets or liabilities on the balance sheet and that such instruments be carried at fair value through adjustments to either other comprehensive income or current earnings or both, as appropriate. SFAS No. 133 was originally effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation date of SFAS No. 133 was delayed by Statement of Financial Accounting Standards No. 137 “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” to the first fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 137 was amended by Statement of Financial Accounting Standard No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133”. Accordingly, the Corporation adopted SFAS No. 133, SFAS No. 137 and SFAS No. 138 on January 1, 2001. The impact to the Corporation upon adoption was immaterial.

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140 (SFAS No. 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a replacement of FASB Statement 125”, which revises the criteria for accounting for securitizations and other transfers of financial assets and collateral, and introduces new disclosures. The enhanced disclosure requirements were effective for the December 31, 2000 year-end. The other provisions of SFAS No. 140 apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Accordingly, the Corporation adopted SFAS No. 140 on April 1, 2001. The impact to the Corporation upon adoption was not significant.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 121 was subsequently superseded by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Corporation adopted the provisions of SFAS No. 141 as of June 30, 2001 and fully adopted SFAS No. 142 as of January 1, 2002. Accordingly, goodwill acquired in business combinations initiated after July 1, 2001 are not amortized, and all other goodwill ceased being amortized on January 1, 2002.

     SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Corporation reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under SFAS No. 142 were subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Goodwill as of January 1, 2002 was tested during the first six months of 2002. As a result of this testing, no impairment charges were recorded.

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

     In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, (SFAS No. 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Corporation early adopted the provisions of SFAS No. 145 on October 1, 2002. As a result, the prepayment costs of $3.3 million associated with the refinancing of $100 million in fixed-term advances was classified in the operating section of the income statement rather than as an extraordinary item, as previously required by SFAS No. 4.

     In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact to the Corporation upon adoption.

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 requires the Corporation to retroactively restate its previously issued 2002 interim financial statements, to reverse SFAS No. 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation adopted SFAS No. 147 on October 1, 2002. The Corporation had $12.1 million of SFAS No. 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002. The impact of SFAS No. 147 on fourth quarter 2002 earnings was approximately $239,000 ($173,000 or $0.01 diluted earnings per share, after-tax). In accordance SFAS No. 147, the Corporation performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. The Corporation will perform an annual impairment test of the goodwill in 2003 and thereafter.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosures provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 (APB No. 28), “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation currently has no plans to change its accounting for stock-based employee compensation. The disclosure provisions of this statement, except for the amendment of APB No. 28, are effective for financial statements for fiscal years ending after December 15, 2002 and are presented in the notes to the consolidated financial statements. The provisions of this statement related to the amendment of APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Corporation expects to make disclosures pursuant to this portion of the interpretation in its interim consolidated financial statements beginning in 2003.

     In October 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, (FASB Interpretation No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which establishes disclosure standards for a guarantor about its obligations under certain guarantees that it has issued. Under FASB Interpretation No. 45 a guarantor is required to disclose the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The guarantor is also required to disclose the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The initial recognition and measurement of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accordingly, the Corporation plans to adopt these provisions of FASB Interpretation No. 45 on January 1, 2003. The impact to the Corporation has yet to be determined. The disclosure requirements in FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions in 2002, and has made the relevant disclosures in its accompanying consolidated financial statements.

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

Securities

     The Corporation classifies securities as trading, available-for-sale or held-to-maturity based on management’s intent at the date of purchase. At December 31, 2002, all of the Corporation’s securities are categorized as available-for-sale and, accordingly, are reported at fair value, based on quoted market prices, with any unrealized gains or losses, net of taxes, reflected as an element of accumulated other comprehensive income. The Corporation intends to hold these available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, changes in the liquidity needs of the Bank, and other factors. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down treated as a component of securities available for sale transactions, net in the consolidated statement of income. Securities that the Corporation has the positive intent and ability to hold to maturity would be classified as held to maturity and reported at cost. As more fully discussed in Note Fourteen, the Corporation had a nominal amount of trading assets at December 31, 2002, which are carried at fair value. These trading assets are held for possible resale in the near term, and changes in their fair value are reflected in the statement of income. The fair value of trading account assets is based on quoted market prices.

     Gains and losses on sales of securities are recognized when realized on the trade date on a specific identification basis. Premiums and discounts are amortized into interest income using a level yield method.

Loans and Loans Held for Sale

     Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis. The determination to discontinue the accrual of interest is based on a review of each loan. Generally, accrual of interest is discontinued on loans 90 days past due as to principal or interest unless in management’s opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement.

     Management considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgment include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of loans of certain risk grades, and regulatory reports of examination.

     The Corporation uses the allowance method to provide for loan losses. Accordingly, all loan losses are charged to the allowance for loan losses and all recoveries are credited to it. The provision for loan losses is based on past loan loss experience and other factors, which in management’s judgment, deserve current recognition in estimating probable loan losses. Such other factors considered by management include the growth and composition of the loan portfolio and current economic conditions.

      Allowances for loan losses related to loans that are identified as impaired in accordance with the impairment policy set forth above are based on discounted cash flows using the loans’ initial interest rates or the fair value of the collateral if the loans are collateral dependent. Large groups of smaller-balance, homogenous loans that are collectively evaluated for impairment (residential mortgage, consumer installment, and certain commercial loans) are excluded from this impairment evaluation and their allowance is calculated in accordance with the allowance for loan losses policy discussed above.

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

     Mortgage loans held for sale are valued at the lower of cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements.

Derivative Instruments

     The Corporation evaluates the impact of SFAS No. 133 on all new products introduced, contracts negotiated, and transactions contemplated to determine whether a derivative exists and its financial impact. As of December 31, 2002, the Corporation had no derivative instruments outstanding that are required to be accounted for in accordance with SFAS No. 133. During 2002 and 2001, the Corporation recognized income of $2.1 million and $2.6 million, respectively, on premiums on written over-the-counter covered call options on fixed income securities.

Servicing Rights

     Servicing rights are capitalized when mortgage loans are either securitized or sold. The cost of servicing rights is amortized in proportion to and over the estimated period of net servicing revenues.

     The carrying value and aggregate estimated fair value of mortgage servicing rights at December 31, 2002 was $1.5 million and $1.8 million, respectively, compared to a carrying value and estimated fair value of $3.0 million and $3.2 million at December 31, 2001. Servicing rights are periodically evaluated for impairment based on their fair value. This fair value is estimated based on market prices for similar assets and on the discounted estimated present value of future net cash flows based on market consensus loan prepayment estimates, historical prepayment rates, interest rates and other economic factors. For purposes of impairment evaluation, the servicing assets are stratified based on predominant risk characteristics of the underlying loans, including loan type (conventional or government) and note rate. The Corporation had a valuation allowance related to its servicing rights of $693,000 for the year ended December 31, 2002, and $263,000 for the year ended December 31, 2001. No valuation allowance was required at December 31, 2000.

     The following is an analysis of capitalized mortgage servicing rights included in other assets in the consolidated balance sheets:

	Capitalized Mortgage
	Servicing Rights

(Dollars in thousands)	2002	2001	2000

Balance, January 1,	$3,028	$1,659	$1,536
Servicing rights capitalized	—	2,472	443
Amortization expense	(1,120)	(840)	(320)
Change in valuation allowance	(430)	(263)	—

Balance, December 31,	$1,478	$3,028	$1,659

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

Foreclosed Properties

     Foreclosed properties are included in other assets and represent real estate acquired through foreclosure or deed in lieu thereof and are generally carried at the lower of cost or fair value, less estimated costs to sell. Generally the fair values of such properties are evaluated annually and the carrying value, if greater than the estimated fair value less costs to sell, is adjusted with a charge to income.

Intangible Assets

     Identifiable intangibles result from the Corporation paying amounts in excess of fair value for the net assets acquired and are amortized on a straight-line basis over periods up to 15 years. See Recently Adopted Accounting Pronouncements beginning on page 52 for information related to changes in accounting for goodwill and other intangibles, which were effective January 1, 2002 and October 1, 2002.

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

     At December 31, 2002 and December 31, 2001 the total book value of equity method investments was $3.8 million and $8.7 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $3.8 million, $1.4 million represents investments in venture capital partnerships that are Small Business Investment Companies (SBICs), which invest primarily in equity securities. At December 31, 2002, the Corporation’s remaining commitment to fund the equity method investments was $1.8 million and represented commitments to three venture funds that are SBICs. These three venture funds primarily make debt investments in established companies that have a minimum of $5 million in annual revenue. The remaining commitments are callable in 2003.

Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options, restricted stock and shares issuable under the Corporation’s share repurchase agreement (see Note Fifteen) were issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented. The effect of potential common stock is excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. A reconciliation of the denominator of the basic net income per share computations to the denominator of the diluted net income per share computations is as follows:

	Years Ended December 31

	2002	2001	2000

Basic net income per share denominator:
Weighted average number of common shares outstanding	30,520,125	31,480,109	31,435,342
Dilutive effect arising from potential common stock	181,982	180,876	144,986

Diluted net income per share denominator	30,702,107	31,660,985	31,580,328

Dividends Per Share

     Dividends declared by the Corporation were $0.73 per share, $0.72 per share and $0.70 per share for the years ended December 31, 2002, 2001 and 2000, respectively. Dividends declared by Carolina First were $0.10 per share for the year ended December 31, 2000.

Stock-Based Compensation

     The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The pro forma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”, is disclosed as follows and in Note Fifteen.

	Years Ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2000

Net income, as reported	$39,803	$35,325	$24,841
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,755)	(2,193)	(1,856)

Pro forma net income	$37,048	$33,132	$22,985

Earnings per share:
Basic-as reported	$1.30	$1.12	$0.79

Basic-pro forma	$1.21	$1.05	$0.73

Diluted-as reported	$1.30	$1.12	$0.79

Diluted-pro forma	$1.21	$1.05	$0.73

Note Two - Business Segment Information

     For 2002, 2001, and 2000 the Corporation only had one reportable segment, FCB. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Other operating segments include brokerage, insurance, mortgage and financial management which provides comprehensive financial planning, funds management, and investments.

     Business segments are determined based on the Corporation’s internal management accounting process. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the way management views its business and is not necessarily comparable with information disclosed by other financial institutions. The accounting policies of the business segments differ from those described in Note One in that management allocations have been made for overhead expenses. The results of operations and segment assets are based upon monthly internal management reports. There are no significant intersegment transactions, and there are no significant reconciling items between the reportable segments and consolidated amounts.

     Information regarding the reportable segment’s separate results of operations and segment assets is illustrated in the following tables:

	2002

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$195,919	$297	$172	$196,388
Total interest expense	82,543	—	684	83,227

Net interest income	113,376	297	(512)	113,161
Provision for loan losses	8,270	—	—	8,270
Total noninterest income	35,419	16,126	(3,914)	47,631
Total noninterest expense	80,036	17,650	86	97,772

Net income (loss) before income taxes	60,489	(1,227)	(4,512)	54,750
Income tax expense (benefit)	16,515	(336)	(1,232)	14,947

Net income (loss)	$43,974	$(891)	$(3,280)	$39,803

Total loans, net	$1,884,652	$160,614	$—	$2,045,266
Total assets	3,546,893	172,833	26,223	3,745,949

	2001

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$214,570	$490	$216	$215,276
Total interest expense	109,719	—	193	109,912

Net interest income	104,851	490	23	105,364
Provision for loan losses	4,465	—	—	4,465
Total noninterest income	23,936	15,053	(216)	38,773
Total noninterest expense	74,010	13,593	(24)	87,579

Net income (loss) before income taxes	50,312	1,950	(169)	52,093
Income tax expense (benefit)	16,166	657	(55)	16,768

Net income (loss)	$34,146	$1,293	$(114)	$35,325

Total loans, net	$1,912,568	$9,150	$—	$1,921,718
Total assets	3,285,543	20,715	26,479	3,332,737

	2000

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$214,924	$964	$255	$216,143
Total interest expense	107,763	551	—	108,314

Net interest income	107,161	413	255	107,829
Provision for loan losses	7,615	—	—	7,615
Total noninterest income	14,594	12,906	3,166	30,666
Total noninterest expense	80,071	11,838	818	92,727

Net income before income taxes	34,069	1,481	2,603	38,153
Income taxes	12,009	478	825	13,312

Net income	$22,060	$1,003	$1,778	$24,841

(1)	Included in other operating segments are revenues, expenses and assets of insurance services, brokerage, mortgage and financial management.

(2)	Included in “other” are revenues, expenses and assets of the parent company and eliminations.

Note Three - Mergers and Acquisitions

     (a)  Insurance Agencies. Since 2000, the Corporation has acquired one insurance agency using the purchase accounting method and the customer lists of two insurance agencies. The year over year increases in insurance services income is due to the organic growth from our insurance agencies as well as the insurance agencies and customer lists acquired. The one insurance agency acquired since 2000 was Hoffman & Young, Inc. (July 31, 2001). The two insurance agencies customer lists acquired since 2000 and the respective dates of acquisition include: Faulkner Investments, Inc. (January 1, 2000) and Banner and Greene Agency, Inc. (April 1, 2001). Pro forma financial information reflecting the effect of these acquisitions on periods prior to the combination are not considered material.

     On September 1, 2000, Business Insurers of Guilford County (“Business Insurers”) was merged into First Charter Insurance Services. As a result of this merger, approximately 283,000 shares of the Corporation’s common stock were issued. This merger was accounted for as a pooling of interests, and accordingly all financial results for prior periods have been restated to include the financial results of both entities. In connection with the Business Insurers merger, the Corporation recorded pre-tax restructuring charges and merger-related expenses of approximately $575,000 ($425,000 after-tax), all of which had been incurred at December 31, 2001.

     (b)  Branch Purchase. On November 17, 2000, the Corporation purchased four financial centers with total loans of $9.4 million and total deposits of $88.3 million. The financial centers are located in Bryson City, Jefferson, West Jefferson and Sparta, North Carolina. Approximately $8.6 million of intangible assets were recorded as a result of this transaction. At December 31, 2001, the net carrying value of the intangible assets was $8.0 million. Under the provisions of SFAS No. 142 and SFAS No. 147, the $8.0 million of intangible assets were reclassified to goodwill and amortization was discontinued in 2002.

     (c)  Carolina First BancShares, Inc. On April 4, 2000, Carolina First BancShares, Inc. (“Carolina First”) was merged into the Corporation (the “Merger”). Carolina First was a bank holding company operating 31 branch offices principally in the greater Charlotte, North Carolina area. At April 4, 2000, Carolina First had total consolidated assets of approximately $791.7 million, total consolidated loans of approximately $545.9 million, total consolidated deposits of approximately $674.8 million and total consolidated shareholders’ equity of approximately $67.5 million.

     In accordance with the terms of the Merger Agreement, each share of the $2.50 par value common stock of Carolina First was converted into 2.267 shares of the no par value common stock of the Corporation, resulting in the net issuance of approximately 13.3 million common shares to the former Carolina First shareholders. The Merger was accounted for as a pooling of interests, and accordingly all financial results for prior periods were restated to include the financial results of both entities.

     In connection with this transaction, the Corporation recorded pre-tax restructuring charges and merger-related expenses of approximately $15.7 million ($11.9 million after-tax), which consisted of approximately $4.8 million in employee related costs, $4.1 million of equipment expenses, $3.9 million of professional costs, $0.9 million of lease buyouts, $0.7 million of conversion costs and $1.3 million of other merger costs. At December 31, 2002, substantially all of the Carolina First restructuring charges and merger-related expenses have been incurred.

Note Four - Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of December 31, 2002 and December 31, 2001:

	December 31		December 31
	2002		2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements (1)	$946	$744	$946	$575
Customer lists (1)	417	106	417	79
Mortgage servicing rights (1)	4,643	3,165	4,643	1,615
Branch acquisitions (2) (4)	1,110	925	14,739	2,308

Total	$7,116	$4,940	$20,745	$4,577

Unamortized intangible assets:
Goodwill (3) (4)	$20,690	$2,597	$7,061	$1,043

(1)	Noncompete agreements, customer lists and mortgage servicing rights intangible assets are recorded in the Other Operating Segments as defined in the 2002 Annual Report on Form 10-K.

(2)	Branch acquisition intangible assets are recorded in the FCB segment as defined in the 2002 Annual Report on Form 10-K.

(3)	Goodwill is recorded in the Other Operating Segments as defined in the 2002 Annual Report on Form 10-K.

(4)	Under the provisions of SFAS No. 147, $13.6 million of branch acquisition intangible assets were reclassified to unamortized goodwill effective January 1, 2002.

     The gross carrying amount of goodwill increased to $20.7 million at December 31, 2002 from $7.1 million at December 31, 2001 due to the reclassification of certain branch acquisition intangible assets that qualify for classification as goodwill under the provisions of SFAS No. 147.

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $367,000 and $1.9 million for the years ended December 31, 2002 and 2001, respectively.

     The following table presents the estimated amortization expense for intangible assets before the adoption of SFAS No. 147 and after the adoption of SFAS No. 147, excluding amortization of mortgage servicing rights, for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007 and thereafter:

	Estimated	Estimated
	Amortization Expense	Amortization Expense
	Prior to the Adoption	After the Adoption
(Dollars in thousands)	of SFAS No. 147	of SFAS No. 147

2002	$1,322	$368
2003	1,271	317
2004	998	127
2005	891	28
2006	891	28
2007	891	28
2008 and after	6,876	170

Total	$13,140	$1,066

     The following table presents the adjusted effect of goodwill amortization on net income and on basic and diluted earnings per share for years ended December 31, 2002, 2001 and 2000:

	For the Years Ended December 31
(Dollars in thousands, except
earnings per share amounts)	2002	2001	2000

Net income	$39,803	$35,325	$24,841
Add back: Goodwill amortization	—	1,065	647

Adjusted net income	$39,803	$36,390	$25,488

Basic earnings per share:
As reported	$1.30	$1.12	$0.79
Goodwill amortization	—	0.04	0.02

Adjusted net income	$1.30	$1.16	$0.81

Diluted earnings per share:
As reported	$1.30	$1.12	$0.79
Goodwill amortization	—	0.03	0.02

Adjusted net income	$1.30	$1.15	$0.81

Note Five - Comprehensive Income

     Comprehensive income includes net income and all non-owner changes to the Corporation’s equity. The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

     The Corporation’s total comprehensive income for the years ended December 31, 2002, 2001 and 2000 was $49.9 million, $39.1 million and $34.3 million, respectively. Information concerning the Corporation’s other comprehensive income for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002			2001

	Before Tax		After Tax	Before Tax		After Tax
(Dollars in thousands)	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized gains on securities:
Unrealized gains arising during period	$28,066	$10,951	$17,115	$8,630	$3,366	$5,264
Less: Reclassification for realized gains (losses)	11,539	4,500	7,039	2,399	936	1,463

Unrealized gains, net of reclassification	$16,527	$6,451	$10,076	$6,231	$2,430	$3,801

Other comprehensive income	$16,527	$6,451	$10,076	$6,231	$2,430	$3,801

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2000

	Before Tax		After Tax
(Dollars in thousands)	Amount	Tax Effect	Amount

Unrealized gains on securities:
Unrealized gains arising during period	$11,146	$4,347	$6,799
Less: Reclassification for realized gains (losses)	(4,303)	(1,678)	(2,625)

Unrealized gains, net of reclassification	$15,449	$6,025	$9,424

Other comprehensive income	$15,449	$6,025	$9,424

Note Six - Securities Available for Sale

     Securities available for sale at December 31, 2002 and 2001 are summarized as follows:

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$64,253	$1,528	$4	65,777
US government agency obligations	399,648	8,715	1	408,362
Mortgage-backed securities	518,969	10,922	197	529,694
State, county, and municipal obligations	78,998	3,966	—	82,964
Equity securities	41,239	1,197	21	42,415

Total	$1,103,107	$26,328	$223	$1,129,212

	2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government agency obligations	$284,504	$4,723	$974	$288,253
Mortgage-backed securities	652,260	9,513	6,083	655,690
State, county, and municipal obligations	86,339	1,614	405	87,548
Equity securities	43,643	1,232	42	44,833

Total	$1,066,746	$17,082	$7,504	$1,076,324

     The expected maturity distribution and yields (computed on a taxable-equivalent basis assuming a 35 percent federal tax rate) of the Corporation’s securities portfolio at December 31, 2002 are summarized below. Actual maturities may differ from contractual maturities since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

			Due after 1		Due after 5
	Due in 1 year		through 5		through 10		Due after
	or less		years		years		10 years		Total

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Fair value of securities available for sale
U.S. government obligations	$10,200	3.05%	$55,577	3.52%	$—	—%	$—	—%	$65,777	3.45%
U.S. government agency obligations	30,553	4.97	357,771	4.33	20,038	6.09	—	—	408,362	4.46
Mortgage-backed securities (1)	36,733	6.16	386,786	5.26	106,175	5.46	—	—	529,694	5.36
State and municipal obligations	7,221	6.72	38,080	6.72	26,296	6.87	11,367	6.95	82,964	6.80
Equity securities (2)	—	—	—	—	—	—	42,415	5.33	42,415	5.33

Total	$84,707	5.40%	$838,214	4.80%	$152,509	5.78%	$53,782	5.67%	$1,129,212	5.03%

Amortized cost of securities available for sale	$83,223		$818,285		$149,509		$52,090		$1,103,107

(1)	Maturities estimated based on average life of security.

(2)	Although equity securities have no stated maturity, they are presented for illustrative purposes only.

     Securities with an aggregate carrying value of $735.2 million at December 31, 2002 were pledged to secure public deposits, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) borrowings. Proceeds from the sale of securities available for sale were $746.9 million in 2002, $549.4 million in 2001, and $212.1 million in 2000. Gross gains of $15.0 million and gross losses of $3.5 million were realized in 2002. Gross gains of $2.7 million and gross losses of $0.3 million were realized in 2001. Gross gains of $2.6 million and gross losses of $6.9 million were realized in 2000.

     At December 31, 2002 and 2001, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $34.1 million and $32.4 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are generally redeemable at par value from the FHLB.

     Other-than-temporary declines in the fair value of certain equity securities held in the Corporation’s available for sale portfolio resulted in no write downs for 2002 and $144,000 and $1.6 million in 2001 and 2000, respectively.

     During the fourth quarter of 2002 $130 million of mortgage loans were reclassified to loans held for sale. These loans were securitized during the first quarter of 2003 and will be classified as mortgage-backed securities in our available for sale portfolio.

     Due to changes in interest rates during 2001, and the resulting impact on the Corporation’s interest rate risk, the Corporation securitized $167.0 million of mortgage loans in 2001 which were then classified as mortgage-backed securities in our available for sale portfolio. In connection with the securitization, the Corporation recorded mortgage servicing rights of $2.5 million and recorded a corresponding discount on the basis of the related mortgage-backed securities.

     In connection with the merger with Carolina First in 2000, FCB transferred Carolina First’s securities held to maturity of $35.3 million to securities available for sale due to the impact of these securities on the Corporation’s interest rate risk as compared to corporate policy.

     As of December 31, 2002, there were no issues of securities available for sale (excluding U.S. government agency obligations), which had carrying values that exceeded 10 percent of shareholders’ equity of the Corporation.

     As of December 31, 2002 and 2001, there were no securities classified as held to maturity.

Note Seven - Trading Activity

     During 2002 and 2001, the Corporation engaged in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio in order to enhance returns. Under these agreements the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. The Corporation recognized income of $2.1 million and $2.6 million from writing covered call options in 2002 and 2001, respectively. There were no written covered call options outstanding at December 31, 2002 and at December 31, 2001. There were no such contracts written during 2000.

Note Eight - Loans

     The Corporation’s primary market area includes North Carolina, and predominately centers around the Metro region of Charlotte, North Carolina. At December 31, 2002, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.

     Loans at December 31, 2002 and 2001 were:

	2002		2001

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$798,664	38.6%	$631,814	32.5%
Commercial non real estate	223,178	10.8	222,497	11.4
Construction	215,859	10.4	321,716	16.5
Mortgage	237,085	11.4	289,953	14.9
Consumer	280,201	13.5	253,603	13.0
Home Equity	317,730	15.3	228,169	11.7

Total	$2,072,717	100.0%	$1,947,752	100.0%

     Mortgage loans held for sale are carried at the lower of aggregate cost or market. Mortgage loans held for sale were $158.4 million and $7.3 million at December 31, 2002 and 2001, respectively.

     During the fourth quarter of 2002, $130 million of mortgage loans were reclassified to loans held for sale. These loans were securitized during the first quarter of 2003 and will be classified as mortgage backed securities in the available for sale portfolio.

     Due to changes in interest rates during 2001, and the resulting impact on the Corporation’s interest rate risk, the Corporation securitized $167.0 million of mortgage loans in 2001, which were then classified as mortgage backed securities in the available for sale portfolio. The Corporation recorded $2.5 million in mortgage servicing rights and a corresponding discount on the basis of the related mortgage-backed securities.

     Residential real estate loans are presented net of loans serviced for others totaling $178.1 million and $274.4 million at December 31, 2002 and 2001, respectively.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

(Dollars in thousands)	2002	2001

Nonaccrual loans	$26,467	$23,824
Restructured loans	—	—

Total nonperforming loans	26,467	23,824

Other real estate	10,278	8,049

Total nonperforming assets	36,745	31,873

Loans 90 days or more past due and still accruing	—	152

Total nonperforming assets and loans 90 days or more past due and still accruing	$36,745	$32,025

     Interest income that would have been recorded on nonaccrual loans and restructured loans for the years ended December 31, 2002, 2001, and 2000, had they performed in accordance with their original terms, amounted to approximately $2.5 million, $2.2 million, and $2.3 million, respectively. Interest income on all such loans included in the results of operations for 2002, 2001 and 2000 amounted to approximately $0.5 million, $1.0 million, and $1.3 million, respectively.

     The recorded investment in individually impaired loans was $17.9 million (all of which were on nonaccrual status) and $14.2 million (of which $11.9 million was on nonaccrual status) at December 31, 2002 and 2001, respectively. The related allowance for loan losses on these loans was $4.8 million and $1.8 million at December 31, 2002 and 2001, respectively. The average recorded investment in individually impaired loans for 2002 was $18.7 million, and the income recognized during 2002 was $0.2 million, all of which was recognized using the cash method of income recognition. The average recorded investment in individually impaired loans for 2001 was $17.1 million, and the income recognized during 2001 was $0.2 million, all of which was recognized using the cash method of income recognition. The average recorded investment in individually impaired loans for 2000 was $16.7 million, and the income recognized during 2000 was $0.3 million, all of which was recognized using the cash method of income recognition.

     The following is a reconciliation of loans outstanding to executive officers, directors and their associates for the year ended December 31, 2002:

(Dollars in thousands)

Balance at December 31, 2001	$4,300
New loans	1,573
Principal repayments	(3,376)

Balance at December 31, 2002	$2,497

     In the opinion of management, these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Such loans, in the opinion of management, do not involve more than the normal risks of collectibility.

Note Nine - Allowance for Loan Losses

     The following is a summary of the changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2002, 2001 and 2000:

(Dollars in thousands)	2002	2001	2000

Beginning balance	$25,843	$28,447	$25,002
Provision for loan losses	8,270	4,465	7,615
Allowance related to loans sold, securitized or transferred to held for sale	(647)	(417)	(113)
Charge-offs	6,990	7,406	5,063
Recoveries	728	754	1,006

Net loan charge-offs	6,262	6,652	4,057

Ending balance	$27,204	$25,843	$28,447

Note Ten - Premises and Equipment

     Premises and equipment at December 31, 2002 and 2001 are summarized as follows:

(Dollars in thousands)	2002	2001

Land	$22,831	$21,896
Buildings	66,459	65,979
Furniture and equipment	47,734	45,305
Leasehold improvements	2,345	2,156
Construction in progress	336	4

Total premises and equipment	139,705	135,340

Less accumulated depreciation and amortization	45,058	38,364

Premises and equipment, net	$94,647	$96,976

Note Eleven - Deposits

     A summary of deposit balances at December 31, 2002 and 2001 is as follows:

(Dollars in thousands)	2002	2001

Noninterest bearing demand	$305,924	$276,699
Interest bearing demand	301,329	266,667
Money market accounts	305,530	286,653
Savings deposits	114,676	111,674
Certificates of deposit	1,295,188	1,221,252

Total deposits	$2,322,647	$2,162,945

     At December 31, 2002, the aggregate amount of certificates of deposit with denominations of $100,000 or more was $725.7 million, with $189.5 million maturing within three months, $135.2 million maturing within three to six months, $227.9 million maturing within six to twelve months and $173.1 million maturing after twelve months.

     At December 31, 2002, the scheduled maturities of all certificates of deposit are as follows:

(Dollars in thousands)

2003	$955,759
2004	148,398
2005	119,649
2006	71,382
2007	—
2008 and after	—

Total	$1,295,188

Note Twelve - Other Borrowings

     The following is a schedule of other borrowings:

		Interest			Maximum
	Balance	Rate		Average	Outstanding
	as of	as of	Average	Interest	at Any
(Dollars in thousands)	December 31,	December 31,	Balance	Rate	Month-end

2002
Federal funds purchased and securities sold under agreements to repurchase	$326,745	1.21%	$151,572	1.62%	$326,745
FHLB borrowings	682,330	3.60	726,016	4.01	833,340
Other	33,365	1.89	28,675	2.39	40,604

Total	$1,042,440		$906,263		$1,200,689

		Interest			Maximum
	Balance	Rate		Average	Outstanding
	as of	as of	Average	Interest	at Any
(Dollars in thousands)	December 31,	December 31,	Balance	Rate	Month-end

2001
Federal funds purchased and securities sold under agreements to repurchase	$137,282	1.87%	$130,863	3.85%	$151,291
FHLB borrowings	639,370	4.34	514,991	5.13	665,380
Other	31,860	2.43	6,444	3.04	31,860

Total	$808,512		$652,298		$848,531

     Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities less than one year collateralized by a portion of the Corporation’s securities of the United States government or its agencies, which have been delivered to a third party custodian for safekeeping.

     At December 31, 2002, FCB had one available line of credit with the FHLB totaling $855.9 million with approximately $682.3 million outstanding. The outstanding amounts consisted of $254.0 million maturing in 2003, $50.0 million maturing in 2004, $40.0 million maturing in 2006, $51.0 million maturing in 2009, $107.0 million maturing in 2010, and $180.3 million maturing in 2011. In addition, the FHLB requires banks to pledge collateral to secure the advances as described in the line of credit agreement. The collateral consists of qualifying 1-4 family residential mortgage loans, qualifying commercial loans and securities pledged to FHLB.

     At December 31, 2002, FCB also had federal funds back-up lines of credit totaling $65.0 million, of which there were no amounts outstanding.

     At December 31, 2002, the Corporation had lines of credit totaling $25.0 million with $15.0 million outstanding and commercial paper outstandings of $18.4 million.

Note Thirteen - Income Tax

     Total income taxes for the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

	Years ended December 31,

(Dollars in thousands)	2002	2001	2000

Net income	$14,947	$16,768	$13,312
Shareholders’ equity, for unrealized gains on securities available for sale	6,442	2,430	6,025

Total	$21,389	$19,198	$19,337

     Income tax expense (benefit) attributable to income consists of:

	Years ended December 31,

(Dollars in thousands)	2002	2001	2000

Current:
Federal	$24,621	$14,679	$13,774
State	440	125	(113)

Total current	$25,061	$14,804	$13,661

Deferred:
Federal	$(9,566)	$1,704	$(251)
State	(548)	260	(98)

Total deferred	$(10,114)	$1,964	$(349)

Total income taxes:
Federal	$15,055	$16,383	$13,523
State	(108)	385	(211)

Total income taxes	$14,947	$16,768	$13,312

     Income tax expense attributable to net income was $14.9 million, $16.8 million and $13.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following:

	Years ended December 31,

(Dollars in thousands)	2002		2001		2000

Computed “expected” tax expense	$19,163	35.00%	$18,233	35.00%	$13,354	35.00%
Increase (reduction) in income taxes resulting from:
Tax exempt income	(1,483)	(2.71)	(1,526)	(2.93)	(1,594)	(4.17)
Nondeductible merger expenses	—	—	—	—	1,733	4.54
State income tax, net of federal benefits	(71)	(0.12)	250	0.46	(137)	(0.36)
Subsidiary stock, recognition of basis difference	(3,313)	(6.05)	—	—	—	—
Change in valuation allowance	773	1.41	—	—	—	—
Other, net	(122)	(0.22)	(189)	(0.34)	(44)	(0.12)

Total	$14,947	27.31%	$16,768	32.19%	$13,312	34.89%

     The significant components of deferred income tax expense for the years ended December 31, 2002, 2001 and 2000 are as follows:

(Dollars in thousands)	2002	2001	2000

Deferred tax expense (benefit) (exclusive of the effects of other components below)	$(10,114)	$1,964	$(349)
Shareholders’ equity, for unrealized gains (losses) on securities available for sale	6,442	2,430	6,025

Total	$(3,672)	$4,394	$5,676

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below.

(Dollars in thousands)	2002	2001

Deferred tax assets:
Allowance for loan loss	$10,786	$10,217
Accrued expenses deductible when paid for tax purposes	—	105
Deferred compensation	2,817	3,106
Intangibles	—	333
Market adjustment for investments	872	—
Basis difference in depreciable assets	9,305	(342)
Other	809	1,038

Total gross deferred tax assets	24,589	14,457

Less valuation allowance	773	—

Net deferred tax assets	23,816	14,457

Deferred tax liabilities:
Unrealized gains on securities available for sale	(10,321)	(3,879)
Federal Home Loan Bank of Atlanta stock	(1,052)	(1,052)
Market adjustment for investment in partnership interest	—	(1,216)
Intangibles	(20)	—
Other	(757)	(316)

Total gross deferred tax liabilities	(12,150)	(6,463)

Net deferred tax assets	$11,666	$7,994

     The valuation allowance for deferred tax assets was $0 as of both January 1, 2002 and 2001. The total valuation allowance relative to capital loss carryforwards increased $773,000 during 2002. There was no change in the total valuation allowance during 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 2002, the Company did not have any operating loss carryforwards for federal income tax purposes.

     Tax returns for 1999 and subsequent years are subject to examination by taxing authorities.

     Retained income at December 31, 2002 and 2001 includes approximately $7.2 million (tax effect) representing pre-1988 tax bad debt reserve base year reserve amount for which no deferred income tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Corporation’s stock.

Note Fourteen - Employee Benefit Plans

     First Charter Retirement Savings Plan. The Corporation has a qualified Retirement Savings Plan (the “Savings Plan”) for all eligible employees of the Corporation. Pursuant to the Savings Plan, an eligible employee may elect to defer between 1 percent and 15 percent of compensation. At the discretion of the Board of Directors, the Corporation may contribute an amount necessary to match all or a portion of a participant’s elective deferrals in an amount to be determined by the Board of Directors from time to time, up to a maximum of six percent of a participant’s compensation. In addition, the Corporation may contribute an additional amount to each participant’s Savings Plan account as determined at the discretion of the Board of Directors. Participant’s may invest their Savings Plan account in a variety of investment options, including the Corporation’s stock. Effective March 1, 2002 the portion of the Savings Plan consisting of the Company Stock Fund (ESOP) was designated as an employee stock ownership plan under Code section 4975(e)(7) and that fund is designed to invest primarily in the Corporation’s stock. The Corporation adopted a qualified Money Purchase Pension Plan effective January 1, 1997 for all eligible employees of the Corporation. Pursuant to the Money Purchase Pension Plan, the Corporation contributed annually to each participant’s Plan account an amount equal to three percent of the participant’s compensation. Effective December 31, 2001 the Corporation merged the Money Purchase Pension Plan into the Savings Plan. The Corporation’s aggregate contributions to the Savings Plan and the Money Purchase Pension Plan amounted to $2.5 million, $2.6 million and $2.0 million for 2002, 2001 and 2000, respectively.

     First Charter Option Plan Trust. Effective December 1, 2000, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Option Plan Trust (the “OPT Plan”). The OPT Plan is a tax-deferred capital accumulation plan. Under the OPT Plan, eligible participants may elect to defer all of their base salary and bonus and receive options on mutual fund investments. In addition, the Corporation may grant participants bonus options in lieu of cash bonuses. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. Eligible employees for the OPT Plan include executive management as well as key members of senior management. Deferrals of compensation obligation pursuant to this plan amounted to $485,000 at December 31, 2002. Plan assets, which are held in a Rabbi Trust, totaled $401,000 and $192,000 at December 31, 2002 and 2001, respectively, and are classified as trading assets, which is included in other assets on the consolidated balance sheet.

     First Charter Directors’ Option Deferral Plan. Effective May 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Corporation Directors’ Option Deferral Plan (the “Plan”). Under the Plan, eligible directors may elect to defer all of their director’s fees and receive option grants on mutual fund investments. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. Deferrals of compensation obligation pursuant to the Plan amounted to $580,000 at December 31, 2002. Plan assets, which are held in a Rabbi Trust, totaled $551,000 and $9,000 at December 31, 2002 and 2001, respectively, and are classified as trading assets, which is included in other assets on the consolidated balance sheet.

Note Fifteen - Shareholders’ Equity, Stock Plans and Stock Awards

     Stock Repurchase Programs. On April 27, 2001, the Corporation’s Board of Directors authorized the repurchase of up to 1 million shares of the Corporation’s common stock. Through December 31, 2001, the Corporation had repurchased all shares of its common stock authorized in open market transactions at an average per-share price of approximately $17.96, which reduced shareholders’ equity by $18.0 million.

     On December 21, 2001, the Corporation entered into a share repurchase agreement with a third party for 493,000 shares of its common stock. The transaction was settled with the counterparty during the second quarter of 2002 at an average per-share price of $18.09 or $8.9 million.

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. During 2002, the Corporation repurchased 809,600 shares of its common stock at an average per-share price of $16.83, which reduced shareholders’ equity by $13.7 million.

     Deferred Compensation for Non-Employee Directors. Effective May 1, 2001, the Corporation amended and restated the First Charter Corporation 1994 Deferred Compensation Plan for Non-Employee Directors. Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their director’s fees for a calendar year, in exchange for common stock of the Corporation. The amount deferred, if any, shall be in multiples of 25 percent of their total director’s fees. Each participant is fully vested in his account balance under the plan. The plan generally provides for fixed payments or a lump sum payment, or a combination of both, in shares of common stock of the Corporation after the participant ceases to serve as a director for any reason.

     The common stock purchased by the Corporation for this deferred compensation plan is maintained in The First Charter Corporation Directors’ Deferred Compensation Trust, a Rabbi Trust (the “Trust”), on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of the Corporation. Dividends payable on the common shares held by the Trust will be reinvested in additional shares of common stock of the Corporation on behalf of the participants. Since the deferred compensation plan does not provide for diversification of the Trust’s assets and can only be settled with a fixed number of shares of the Corporation’s common stock, the deferred compensation obligation is classified as a component of shareholders’ equity and the common stock held by the Trust is classified as a reduction of shareholders’ equity. Subsequent changes in the fair value of the common stock are not reflected in earnings or shareholders’ equity of the Corporation. The obligations of the Corporation under the deferred compensation plan, and the shares held by the Trust, have no net effect on net income per share.

     Shareholders’ Rights Plan. On July 19, 2000 the Board of Directors adopted a Shareholder Protection Rights Plan. In connection with the adoption of the plan, the Board declared a dividend of one share purchase right (“Right”) on each outstanding share of common stock. Issuances of the Corporation’s common stock after August 9, 2000 include Share Purchase Rights. Generally, the Rights will be exercisable only if a person or group acquires 15 percent or more of Corporation’s common stock or announces a tender offer. Each Right will entitle stockholders to buy 1/1000 of a share of a new series of junior participating preferred stock of the Company at an exercise price of $80. Prior to the time they become exercisable, the Rights are redeemable for one cent per Right at the option of the Board of Directors.

     If the Corporation is acquired after a person has acquired 15 percent or more of its common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value of twice such price. Additionally, if the Corporation is not acquired, a Rights holder (other than the person or group acquiring 15 percent or more) will be entitled to purchase, at the Right’s then-current exercise price, a number of shares of the Corporation’s common stock having a market value of twice such price.

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

     Dividend Reinvestment and Stock Purchase Plan. The Corporation maintains the Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), pursuant to which 1,000,000 shares of common stock of the Corporation have been reserved for issuance. Shareholders may elect to participate in the DRIP and have dividends on shares of common stock reinvested and may make optional cash payments of up to $3,000 per calendar quarter to be invested in common stock of the Corporation. Pursuant to the terms of the DRIP, upon reinvestment of the dividends and optional cash payments, the Corporation can either issue new shares valued at the then current market value of the common stock or the administrator of the DRIP can purchase shares of common stock in the open market. During 2002, the Corporation issued no shares and the administrator of the DRIP purchased 197,719 shares in the open market.

     Restricted Stock Award Program. In April 1995, the shareholders approved the First Charter Corporation Restricted Stock Award Program (the “Restricted Stock Plan”). Awards of restricted stock may be made under the Restricted Stock Plan at the discretion of the Compensation Committee of the Board of Directors of the Corporation, which shall determine the key participants, the number of shares awarded to participants, and the vesting terms and conditions applicable to such awards. A maximum of 360,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. Compensation expense of approximately $75,000 and $87,000 was recognized during 2002 and 2001, respectively, in connection with the Restricted Stock Plan. The following table presents the status of the Restricted Stock Plan as of December 31, 2002 and 2001 and changes during the years then ended:

		Weighted Average
	Shares	Grant Price

Outstanding at December 31, 2000	15,343	$18.3171

Granted	—	—
Vested	(5,170)	19.1816
Forfeited	—

Outstanding at December 31, 2001	10,173	17.8778

Granted	—	—
Vested	(4,173)	19.1099
Forfeited	(2,000)	19.5000

Outstanding at December 31, 2002	4,000	$15.7813

     First Charter Comprehensive Stock Option Plan. Under the terms of the First Charter Corporation Comprehensive Stock Option Plan (the “Comprehensive Stock Option Plan”), stock options (which can be incentive stock options or non-qualified stock options) may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Plan generally shall be determined by the Compensation Committee of the Board of Directors of the Corporation (the “Compensation Committee”). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options.

     First Charter Corporation Stock Option Plan for Non-Employee Directors. In April 1997, the shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally shall be determined by the Compensation Committee. The exercise price for each option granted, however, shall be the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan. As of December 31, 2002, approximately 163,000 shares have been granted under the Director Plan.

     2000 Omnibus Stock Option and Award Plan. In June 2000, the shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (the “2000 Omnibus Plan”). Under the 2000 Omnibus Plan, 2,000,000 shares of common stock are reserved for issuance. Stock options (which can be incentive stock options or non-qualified stock options) and other stock-based awards may be periodically granted to key employees of First Charter and its Directors. The terms and vesting schedules of options granted under the 2000 Omnibus Plan shall be determined by the Compensation Committee, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options.

     Employee Stock Purchase Plans. The Corporation previously adopted an Employee Stock Purchase Plan (the “ESPP”) in 1998 and 1996, pursuant to which stock options were granted to employees, based on their eligibility and compensation, at a price of 85 percent to 90 percent of the fair market value of the shares at the date of grant. The option and vesting period was generally for a term of two years. A maximum of 180,000 shares are reserved for issuance under the 1996 ESPP and 180,000 shares are reserved for issuance under the 1998 ESPP, which was approved by the shareholders of the Corporation in April 1997.

     The Board of Directors of the Corporation determined that it was in the best interest of the Corporation to implement a new employee stock purchase plan that can continue beyond a two-year period, to allow more flexibility with the timing of the grant of, and the exercise periods for, options granted to employees. The 1999 ESPP described below allows for multiple grants of options thereunder and is designed to remain in effect as long as there are shares available under the 1999 ESPP to be granted. Pursuant to the terms of the 1999 ESPP, a maximum of 300,000 shares of the Corporation’s Common Stock may be issued to employees under the 1999 ESPP, subject to adjustment, generally to protect against dilution in the event of changes in the capitalization of the Corporation.

     The 1999 ESPP is administered by the Compensation Committee. The Compensation Committee is able to prescribe rules and regulations for such administration and to decide questions with respect to the interpretation or application of the 1999 ESPP.

     The Corporation intends that options granted under the 1999 ESPP will satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations thereunder. The 1999 ESPP, however, is not qualified under the provisions of Section 401(a) of the Code and is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended.

     Summary of Stock Option and Employee Stock Purchase Plan Programs. The following is a summary of activity under the Comprehensive Plan, the Director Plan, the 2000 Omnibus Plan and the 1999, 1998 and 1996 ESPP’s during the periods indicated.

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		(Option)		(Option)		(Option)
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	2,199,559	$19.19	1,837,057	$19.68	1,780,904	$18.78
Granted	549,120	17.12	536,379	15.39	335,079	14.51
Exercised	(137,607)	11.75	(68,451)	8.79	(218,376)	4.71
Forfeited	(71,221)	15.30	(105,426)	16.07	(60,550)	11.91

Outstanding at December 31	2,539,851	19.25	2,199,559	19.19	1,837,057	19.68

Options exercisable at December 31	1,749,894	20.44	1,574,486	20.39	1,398,818	20.71

Weighted-average fair value of options granted during the year		$5.38		$5.00		$5.59

     The weighted average remaining contractual lives of stock options were 5.5 years at December 31, 2002.

     The following table summarizes information about stock options outstanding at December 31, 2002:

	Outstanding Options			Options Exercisable

	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Outstanding	Weighted Average
Exercise Prices	at December 31	Contractual Life	Exercise Price	at December 31	Exercise Price

$0.0000 - $2.6750	3,375	0.4 years	$1.8500	3,375	$1.8500
$2.6751- $5.3500	38,876	1.7 years	4.2598	38,876	4.2598
$5.3501 - $8.0250	6,235	4.3 years	6.8198	6,235	6.8198
$8.0251 - $10.7000	21,560	3.3 years	9.1650	21,560	9.1650
$10.7001 - $13.3750	57,966	4.4 years	11.9667	56,766	11.9447
$13.3751 - $16.0500	605,232	7.6 years	15.2385	279,297	15.1240
$16.0501 - $18.7250	794,574	7.7 years	17.6099	343,571	17.8411
$18.7251 - $21.4000	25,460	5.1 years	19.0604	20,980	19.0054
$21.4001 - $24.0750	724,517	2.5 years	23.9256	717,278	23.9354
$24.0751 - $26.7500	262,056	3.4 years	25.8039	261,956	25.8045

Total	2,539,851	5.5 years	$19.2540	1,749,894	$20.4415

     Pro-Forma Impact of Stock Compensation Programs. At December 31, 2002, as described above, the Corporation has various stock-based compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2000

Net income, as reported	$39,803	$35,325	$24,841
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,755)	(2,193)	(1,856)

Pro forma net income	$37,048	$33,132	$22,985

Earnings per share:
Basic-as reported	$1.30	$1.12	$0.79

Basic-pro forma	$1.21	$1.05	$0.73

Diluted-as reported	$1.30	$1.12	$0.79

Diluted-pro forma	$1.21	$1.05	$0.73

     The fair value of each option granted during 2002, 2001 and 2000 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,

	2002	2001	2000

2000 Omnibus Stock Option and Award Plan
Dividend yield	4.03%	4.26%	4.71%
Risk free interest rates	3.84 to 5.44%	4.73 to 5.35%	5.53 to 6.79%
Expected lives	10 years	10 years	10 years
Volatility	38%	41%	47%
Director Plan
Dividend yield	4.03%	4.26%	4.71%
Risk free interest rates	4.88%	5.19%	6.79%
Expected lives	10 years	10 years	10 years
Volatility	38%	41%	47%
1999 Employee Stock Purchase Plan
Dividend yield	4.03%	4.26%	4.71%
Risk free interest rates	5.20%	4.92%	6.58%
Expected lives	1 year	1 year	1 year
Volatility	38%	41%	47%

Note Sixteen - Commitments, Contingencies and Off-Balance Sheet Risk

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

     At December 31, 2002, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $348.8 million, loan commitments totaling $277.8 million and standby letters of credit aggregating $10.9 million. Of the $348.8 million of preapproved unused lines of credit, $34.5 million were at fixed rates and $314.3 million were at floating rates. Of the $277.8 million of loan commitments, $52.6 million were at fixed rates and $225.2 million were at floating rates. Of the $10.9 million of standby letters of credit, $10.7 million expire in 2003 and $0.2 million expire in 2004 and 2005. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but may not be limited to, accounts receivable, inventory and commercial and residential real estate.

     The Bank primarily makes commercial and installment loans to customers throughout its market area. The Corporation’s primary market area includes the state of North Carolina, and predominately centers on the Metro region of Charlotte, North Carolina. The real estate loan portfolio can be affected by the condition of the local real estate markets.

     Minimum operating lease payments due in each of the five years subsequent to December 31, 2002 are as follows: 2003, $1.9 million; 2004, $1.6 million; 2005, $1.4 million; 2006, $1.2 million; 2007, $0.6 million and subsequent years $1.0 million. Rental expense for all operating leases for the three years ended December 31, 2002, 2001 and 2000 was $1.7 million, $1.8 million and $1.7 million, respectively.

     Average daily Federal Reserve balance requirements for the year ended December 31, 2002 amounted to $12.9 million.

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

Note Seventeen - Related Party Transactions

     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

     During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact will receive a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty-four month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and Mr. Godbold will receive commissions from Impact based on fees earned by Impact. Management believes that the transaction is at arms-length. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction, reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved and ratified the transaction. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. For the years ended December 31, 2002 and December 31, 2001, the Corporation received revenues of approximately $4.9 million and $500,000, respectively, which resulted in fees of $627,000 and $0, respectively, to Impact and resulted in Impact paying commissions to GFA and Mr. Godbold of $439,000 and $0, respectively.

Note Eighteen - Fair Value of Financial Instruments

     Fair value estimates of financial instruments are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Where information regarding the fair value of a financial instrument is available, those values are used, as is the case with investment securities and residential mortgage loans. In these cases, an open market exists in which those financial instruments are actively traded.

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

     The Corporation’s fair value methods and assumptions are as follows:

Cash and due from banks, federal funds sold, interest bearing bank deposits - the carrying value is a reasonable estimate of fair value due to the short-term nature of these financial instruments.

Securities available for sale - fair value is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

Loans held for sale - mortgage loans held for sale are valued at the lower of cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements.

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

     Based on the limitations, methods, and assumptions noted above, the following table presents the carrying amounts and fair values of the Corporation’s financial instruments at December 31, 2002 and 2001:

	December 31,

	2002		2001

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$162,087	$162,087	$134,084	$134,084
Federal funds sold	1,154	1,154	1,161	1,161
Interest bearing bank deposits	6,609	6,609	6,220	6,220
Securities available for sale	1,129,212	1,129,212	1,077,365	1,077,365
Loans held for sale	158,404	163,463	7,334	7,334
Loans, net of allowance for loan losses	2,045,266	2,112,361	1,921,718	1,953,198
Financial liabilities:
Deposits	2,322,647	2,334,453	2,162,945	2,169,124
Other borrowings	1,042,440	1,088,446	808,512	819,935

Note Nineteen - Regulatory Matters

     The Corporation and the Bank are subject to various regulatory capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of December 31, 2002, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2002, the most recent notifications from the Corporation’s various regulators categorized the Corporation and FCB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FCB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In the judgment of management, there have been no events or conditions since those notifications that would change the “well capitalized” status of the Corporation or the Bank.

     The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well Capitalized
			For Capital		Under Current Prompt
			Adequacy Purposes		Corrective Action Provisions
	Actual
				Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2002:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$317,700	12.62%	$201,424	8.00%	None	None
First Charter Bank	306,202	12.25	199,938	8.00	$249,923	10.00%
Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$290,031	11.52%	$100,712	4.00%	None	None
First Charter Bank	278,998	11.16	99,969	4.00	$149,954	6.00%
Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$290,031	7.92%	$146,404	4.00%	None	None
First Charter Bank	278,998	7.72	144,552	4.00	$180,690	5.00%
At December 31, 2001:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$310,485	13.99%	$177,546	8.00%	None	None
First Charter Bank	303,150	13.77	176,120	8.00	$220,150	10.00%
Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$284,107	12.80%	$88,773	4.00%	None	None
First Charter Bank	277,307	12.60	88,060	4.00	$132,090	6.00%
Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$284,107	8.80%	$129,096	4.00%	None	None
First Charter Bank	277,307	8.68	127,849	4.00	$159,812	5.00%

Note Twenty - First Charter Corporation (Parent Company)

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

     At December 31, 2002, the Parent Company’s bank subsidiary had available retained earnings of $39.4 million for the payment of dividends to the Parent Company without regulatory or other restrictions. Subsidiary net assets of $322.9 million were restricted from being transferred to the Parent Company at December 31, 2002, under regulatory or other restrictions.

     The Parent Company’s condensed balance sheet data as of December 31, 2002 and 2001 and related condensed statements of income and cash flow data for each of the years in the three-year period ended December 31, 2002 are as follows:

(Dollars in thousands)	2002	2001

Balance sheet data:
Cash	$24,246	$18,478
Securities available for sale	3,848	7,990
Investment in subsidiaries	322,893	301,816
Receivable from subsidiaries	7,000	8,000
Premises and equipment	—	95
Other assets	5,414	10,394

Total assets	$363,401	$346,773

Accrued liabilities	$5,350	$5,572
Borrowed funds	33,365	31,860
Shareholders’ equity	324,686	309,341

Total liabilities and shareholders’ equity	$363,401	$346,773

(Dollars in thousands)	2002	2001	2000

Income statement data:
Dividends from subsidiaries	$33,083	$17,300	$9,200
Other operating expense	(3,280)	(114)	1,778

Income before equity in undistributed (excess of dividends over) net income of subsidiaries	29,803	17,186	10,978

Equity in undistributed (excess of dividends over) net income of subsidiaries	10,000	18,139	13,863

Net income	$39,803	$35,325	$24,841

(Dollars in thousands)	2002	2001	2000

Cash flow statement data:
Cash flows from operating activities:
Net income	$39,803	$35,325	$24,841
Net (loss) gain on securities available for sale	(1,806)	(124)	1,478
(Decrease) increase in accrued liabilities	(222)	(115)	1,694
Decrease (increase) in other assets	4,980	1,342	(5,955)
Decrease (increase) in receivable from subsidiaries	1,000	(8,000)	4,682
(Equity in undistributed) excess of dividends paid over net income of subsidiaries	(11,000)	(10,139)	(13,863)

Net cash provided by operating activities	32,755	18,289	12,877

Cash flows from investing activities:
Purchase of securities available for sale	(6)	(27)	—
Proceeds from sale of securities available for sale	5,954	715	1,101
Proceeds from sale of property	95	—	221

Net cash provided by investing activities	6,043	688	1,322

Cash flows from financing activities:
Purchase and retirement of common stock	(13,894)	(17,962)	(27)
Proceeds from issuance of common stock	1,596	1,643	3,050
Net increase in other borrowings	1,505	31,860	—
Dividends paid	(22,237)	(22,753)	(20,294)

Net cash used in financing activities	(33,030)	(7,212)	(17,271)

Net increase (decrease) in cash	5,768	11,765	(3,072)
Cash at beginning of year	18,478	6,713	9,785

Cash at end of year	$24,246	$18,478	$6,713

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the captions “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

Item 11. Executive Compensation

     The information called for by Item 11 is set forth in the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the captions “Election of Directors - Compensation of Directors”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” respectively, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table provides information as of December 31, 2002 regarding the number of shares of Common Stock that may be issued under the Corporation’s equity compensation plans.

	Number of securities to
	be issued upon exercise	Weighted average exercise	Number of securities
	of outstanding options,	price of outstanding	remaining available
Plan category:	warrants and rights (1)	options, warrants and rights	for future issuance

Equity compensation plans approved by security holders (2)	1,564,191	$16.96	1,719,317
Equity compensation plans not approved by security holders	—	—	—

Total	1,564,191	$16.96	1,719,317

(1)	The table does not include outstanding options to purchase 979,660 shares of Common Stock assumed through various mergers and acquisitions. As of December 31, 2002 these assumed options had a weighted average exercise price of $22.84 per share.

(2)	The table includes 4,000 restricted shares of Common Stock which are not yet vested and were granted pursuant to the Restricted Stock Plan, which was approved by shareholders. 334,147 shares remain available for grant pursuant to such plan.

     In addition, the information in the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the caption “Ownership of Common Stock” is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by Item 13 is set forth in the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Certain Relationships and Related Transactions” and is hereby incorporated by reference.

Item 14. Controls and Procedures

     The Registrant’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing of this report, and have concluded that the Registrant’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

     There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer’s evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.     The following documents are filed as part of this report:

Page

(1) Financial Statements:
Independent Auditors’ Report	46
Consolidated Balance Sheets, December 31, 2002 and 2001	47
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000	48
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	49
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	50
Notes to Consolidated Financial Statements	51
(2) Financial Statement Schedules:
None

     (3)  Exhibits.

Exhibit No. (per Exhibit Table in Item 601 of Regulation S-K)	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

3.2	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-15829).

*10.1	Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

10.2	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60641, dated August 8, 1998.

*10.3	Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15829.)

*10.4	Amended and Restated Employment Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.5	Amended and Restated Employment Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.6	Amended and Restated Employment Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.7	Amended and Restated Employment Agreement dated December 19, 2001 for Carl T. McFarland, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.8	Amended and Restated Supplemental Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.9	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.10	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.11	Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr. incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

*10.12	Amended and Restated Employment Agreement between First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15829.)

*10.13	Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60949, dated July 10, 1995.

*10.14	The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-54019, dated May 29, 1998.

*10.15	The First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54021, dated May 29, 1998.

*10.16	The Stock Option Plan for Non-employee Directors, incorporated herein by reference to Exhibit 24.2 of the Registrant’s Registration Statement No. 333-54023, dated May 29, 1998.

*10.17	The Home Federal Savings and Loan Employee Stock Ownership Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71495, dated January 29, 1999.

*10.18	The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71497, dated February 1, 1999.

10.19	Agreement and Plan of Merger by and between the Registrant and Carolina First Bancshares, Inc. dated as of November 7, 1999, incorporated herein by reference to Appendix A of the Registrant’s Registration Statement No. 333-95003 filed January 20, 1999.

*10.20	Amended and Restated Employment Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.21	Amended and Restated Salary Continuation Agreement between First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997, incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15829.)

*10.22	The First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.23	The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.24	The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.25	The Carolina First BancShares, Inc. Amended 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.26	The Carolina First BancShares, Inc 1999 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.27	Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.28	Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.29	Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III dated June 29, 2000, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.30	Carolina First BancShares, Inc. Amended and Restated Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.31	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 0-15829).

*10.32	First Charter Corporation Directors’ Option Deferral Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.33	Supplemental Agreement dated December 19, 2001 for Carl T. McFarland, incorporated herein by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.34	Supplemental Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan

b.	The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2002:

Current Report on Form 8-K dated October 29, 2002 and filed October 29, 2002, Item 5 and 7.

Current Report on Form 8-K dated October 30, 2002 and filed October 30, 2002, Item 7 and 9.

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHARTER CORPORATION (Registrant)

By:	/s/ Lawrence M. Kimbrough

Lawrence M. Kimbrough, President

Date: March 6, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lawrence M. Kimbrough (Lawrence M. Kimbrough)	President and Director (Principal Executive Officer)	March 6, 2003

/s/ J. Roy Davis, Jr. (J. Roy Davis, Jr.)	Chairman of the Board and Director	March 6, 2003

/s/ Michael R. Coltrane (Michael R. Coltrane)	Vice Chairman of the Board and Director	March 6, 2003

/s/ Robert O. Bratton (Robert O. Bratton)	Executive Vice President (Principal Financial and Principal Accounting Officer)	March 6, 2003

/s/ Harold D. Alexander (Harold D. Alexander)	Director	March 6, 2003

/s/ William R. Black (William R. Black)	Director	March 6, 2003

/s/ James E. Burt, III (James E. Burt, III)	Director	March 6, 2003

/s/ John J. Godbold, Jr. (John J. Godbold, Jr.)	Director	March 6, 2003

/s/ Frank H. Hawfield, Jr. (Frank H. Hawfield, Jr.)	Director	March 6, 2003

/s/ Charles A. James (Charles A. James)	Director	March 6, 2003

/s/ Walter H. Jones, Jr (Walter H. Jones, Jr.)	Director	March 6, 2003

\

Signature	Title	Date

/s/ Samuel C. King, Jr. (Samuel C. King, Jr.)	Director	March 6, 2003

/s/ Jerry E. McGee (Jerry E. McGee)	Director	March 6, 2003

/s/ Hugh H. Morrison (Hugh H. Morrison)	Director	March 6, 2003

/s/ Thomas R. Revels (Thomas R. Revels)	Director	March 6, 2003

/s/ L. D. Warlick, Jr. (L. D. Warlick, Jr.)	Director	March 6, 2003

/s/ William W. Waters (William W. Waters)	Director	March 6, 2003

I, Lawrence M. Kimbrough, certify that:

1.	I have reviewed this annual report on Form 10-K of First Charter Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/ Lawrence M. Kimbrough Lawrence M. Kimbrough President and Chief Executive Officer

I, Robert O. Bratton, certify that:

1.	I have reviewed this annual report on Form 10-K of First Charter Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/ Robert O. Bratton Robert O. Bratton Executive Vice President, Chief Financial Officer and Treasurer

Exhibit No. (per Exhibit Table in Item 601 of Regulation S-K)	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

3.2	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-15829).

*10.1	Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

10.2	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60641, dated August 8, 1998.

*10.3	Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15829.)

*10.4	Amended and Restated Employment Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.5	Amended and Restated Employment Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.6	Amended and Restated Employment Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.7	Amended and Restated Employment Agreement dated December 19, 2001 for Carl T. McFarland, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.8	Amended and Restated Supplemental Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.9	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.10	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.11	Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr. incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

*10.12	Amended and Restated Employment Agreement between First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15829.)

*10.13	Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60949, dated July 10, 1995.

*10.14	The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-54019, dated May 29, 1998.

*10.15	The First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54021, dated May 29, 1998.

*10.16	The Stock Option Plan for Non-employee Directors, incorporated herein by reference to Exhibit 24.2 of the Registrant’s Registration Statement No. 333-54023, dated May 29, 1998.

*10.17	The Home Federal Savings and Loan Employee Stock Ownership Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71495, dated January 29, 1999.

*10.18	The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71497, dated February 1, 1999.

10.19	Agreement and Plan of Merger by and between the Registrant and Carolina First Bancshares, Inc. dated as of November 7, 1999, incorporated herein by reference to Appendix A of the Registrant’s Registration Statement No. 333-95003 filed January 20, 1999.

*10.20	Amended and Restated Employment Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.21	Amended and Restated Salary Continuation Agreement between First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997, incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15829.)

*10.22	The First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.23	The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.24	The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.25	The Carolina First BancShares, Inc. Amended 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.26	The Carolina First BancShares, Inc 1999 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.27	Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.28	Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.29	Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III dated June 29, 2000, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.30	Carolina First BancShares, Inc. Amended and Restated Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.31	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 0-15829).

*10.32	First Charter Corporation Directors’ Option Deferral Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.33	Supplemental Agreement dated December 19, 2001 for Carl T. McFarland, incorporated herein by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.34	Supplemental Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan