Form 10-Q
period 2003-03-31
FIRST CHARTER CORP /NC/
filed 2003-05-15
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15829

FIRST CHARTER CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	56-1355866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10200 David Taylor Drive, Charlotte, NC	28262-2373
(Address of Principal Executive Offices)	(Zip Code)

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

     As of May 14, 2003 the Registrant had outstanding 29,755,293 shares of Common Stock, no par value.

First Charter Corporation

March 31, 2003 Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

First Charter Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2003	2002

(Dollars in thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$97,713	$162,087
Federal funds sold	1,121	1,154
Interest bearing bank deposits	72,431	6,609

Cash and cash equivalents	171,265	169,850

Securities available for sale (cost of $1,429,760 and $1,103,107; carrying amount of pledged collateral $868,424 and $735,208)	1,453,827	1,129,212
Loans held for sale	69,894	158,404
Loans	2,077,637	2,072,717
Less: Unearned income	(199)	(247)
Allowance for loan losses	(26,495)	(27,204)

Loans, net	2,050,943	2,045,266

Premises and equipment, net	95,457	94,647
Other assets	149,881	148,570

Total assets	$3,991,267	$3,745,949

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$308,664	$305,924
Interest bearing	2,184,265	2,016,723

Total deposits	2,492,929	2,322,647

Other borrowings	1,116,223	1,042,440
Other liabilities	56,044	56,176

Total liabilities	3,665,196	3,421,263

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 29,990,889 and 30,069,147 shares	121,092	122,870
Common stock held in Rabbi Trust for deferred compensation	(520)	(476)
Deferred compensation payable in common stock	520	476
Retained earnings	190,298	185,900
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net	14,681	15,916

Total shareholders’ equity	326,071	324,686

Total liabilities and shareholders’ equity	$3,991,267	$3,745,949

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31

(Dollars in thousands, except share and per share data)	2003	2002

Interest income:
Loans	$30,291	$32,815
Federal funds sold	5	3
Interest bearing bank deposits	180	29
Securities	14,892	16,193

Total interest income	45,368	49,040

Interest expense:
Deposits	11,465	13,749
Federal funds purchased and securities sold under agreements to repurchase	613	597
Federal Home Loan Bank and other borrowings	6,707	7,144

Total interest expense	18,785	21,490

Net interest income	26,583	27,550
Provision for loan losses	2,051	2,105

Net interest income after provision for loan losses	24,532	25,445
Noninterest income:
Service charges on deposit accounts	5,130	4,665
Financial management income	578	668
Gain on sale of securities	1,226	3,763
Gain on sale of credit card loan portfolio	2,213	—
Loss from equity method investments	(100)	(2,959)
Mortgage loan fees	672	407
Brokerage services income	486	637
Insurance services income	2,437	2,231
Trading gains	1,164	420
Other	1,764	1,096

Total noninterest income	15,570	10,928

Noninterest expense:
Salaries and employee benefits	13,757	12,897
Occupancy and equipment	4,166	4,241
Data processing	678	622
Marketing	1,153	640
Postage and supplies	1,136	1,189
Professional services	1,772	1,662
Telephone	603	546
Amortization of intangibles	85	100
Other	2,714	2,420

Total noninterest expense	26,064	24,317

Income before income taxes	14,038	12,056
Income taxes	4,092	3,291

Net income	$9,946	$8,765

Net income per share:
Basic	$0.33	$0.28
Diluted	$0.33	$0.28
Weighted average shares:
Basic	30,006,417	30,798,728
Diluted	30,188,853	30,993,981

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
	Common Stock		Trust for	Compensation		Other
			Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	(Loss) Income	Total

Balance, December 31, 2001	30,742,532	$135,167	$(388)	$388	$168,334	$5,840	$309,341
Comprehensive income:
Net income	—	—	—	—	8,765	—	8,765
Unrealized loss on securities available for sale, net	—	—	—	—	—	(9,225)	(9,225)

Total comprehensive loss							(460)
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(22)	—	—	—	(22)
Deferred compensation payable in common stock	—	—	—	22	—	—	22
Cash dividends	—	—	—	—	(5,547)	—	(5,547)
Stock options exercised	62,942	651	—	—	—	—	651
Purchase and retirement of common stock	—	(67)	—	—	—	—	(67)

Balance, March 31, 2002	30,805,474	$135,751	$(410)	$410	$171,552	$(3,385)	$303,918

Balance, December 31, 2002	30,069,147	$122,870	$(476)	$476	$185,900	$15,916	$324,686
Comprehensive income:
Net income	—	—	—	—	9,946	—	9,946
Unrealized loss on securities available for sale, net	—	—	—	—	—	(1,235)	(1,235)

Total comprehensive income							8,711
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(44)	—	—	—	(44)
Deferred compensation payable in common stock	—	—	—	44	—	—	44
Cash dividends	—	—	—	—	(5,548)	—	(5,548)
Stock options exercised and Dividend Reinvestment Plan stock issued	46,742	672	—	—	—	—	672
Purchase and retirement of common stock	(125,000)	(2,450)	—	—	—	—	(2,450)

Balance, March 31, 2003	29,990,889	$121,092	$(520)	$520	$190,298	$14,681	$326,071

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31

(Dollars in thousands)	2003	2002

Cash flows from operating activities:
Net income	$9,946	$8,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,051	2,105
Depreciation	2,308	2,461
Amortization of intangibles	85	100
Premium amortization and discount accretion, net	1,138	(187)
Net gain on securities available for sale transactions	(1,226)	(3,763)
Net loss on sale of foreclosed assets	63	65
Net loss on sale of premises and equipment	62	—
Gain on sale of credit card loan portfolio	(2,213)	—
Loss from equity method investees	100	2,959
Origination of mortgage loans held for sale	(84,142)	(21,127)
Proceeds from sale of mortgage loans held for sale	42,894	23,060
Decrease in other assets	227	868
(Decrease) increase in other liabilities	(44)	2,861

Net cash (used in) provided by operating activities	(28,751)	18,167

Cash flows from investing activities:
Proceeds from sales of securities available for sale	285,482	124,803
Proceeds from maturities of securities available for sale	129,971	105,486
Purchase of securities available for sale	(612,260)	(273,078)
Net increase in loans	(20,331)	(78,523)
Proceeds from sales of other real estate	503	1,384
Net purchases of premises and equipment	(3,181)	(2,403)
Sale of business activities	13,242	—

Net cash used in investing activities	(206,574)	(122,331)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	148,121	(2,111)
Net increase in certificates of deposit	22,162	49,474
Net increase in securities sold under repurchase agreements and other borrowings	73,783	28,257
Purchase and retirement of common stock	(2,450)	(67)
Proceeds from issuance of common stock	672	651
Dividends paid	(5,548)	(5,547)

Net cash provided by financing activities	236,740	70,657

Net increase (decrease) in cash and cash equivalents	1,415	(33,507)
Cash and cash equivalents at beginning of period	169,850	141,465

Cash and cash equivalents at end of period	$171,265	$107,958

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,089	$22,127
Cash paid for income taxes	1,268	191
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate	1,486	652
Unrealized loss on securities available for sale (net of tax effect of $(803) and $(6,707) for the three months ended March 31, 2003 and 2002, respectively)	(1,235)	(9,225)
Loans held for sale securitized and retained in the securities available for sale portfolio	128,490	—

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     First Charter Corporation (the “Corporation”) is a regional financial services company with assets of $4.0 billion and is the holding company for First Charter Bank (“FCB” or the “Bank”). FCB is a full-service bank and trust company with 53 financial centers, five insurance offices and one mortgage origination office located in 17 counties throughout the piedmont and western half of North Carolina. FCB also maintains one mortgage origination office in Virginia. FCB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

Note One — Accounting Policies

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, FCB. In consolidation, all intercompany accounts and transactions have been eliminated.

     The information contained in the consolidated financial statements, excluding December 31, 2002 information, is unaudited. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

     Accounting policies followed by the Corporation are presented on pages 51 to 59 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Corporation also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Corporation adopted SFAS No. 143 on January 1, 2003, with no material impact on its consolidated financial statements.

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

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 requires the Corporation to retroactively restate its previously issued 2002 interim financial statements, to reverse SFAS No. 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation adopted SFAS No. 147 on October 1, 2002. The Corporation had $12.1 million of SFAS No. 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002 and the reversal of $239,000 ($173,000 after-tax) of amortization expense for the three months ended March 31, 2002. In accordance with SFAS No. 147, the Corporation performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. The Corporation will perform an annual impairment test of the goodwill in 2003 and thereafter.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 (APB No. 28), “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation currently has no plans to change its accounting for stock-based employee compensation. The disclosure provisions of this statement, except for the amendment of APB No. 28, are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on December 31, 2002 and these disclosures are presented in the notes to the consolidated financial statements. The provisions of this statement related to the amendment of APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on January 1, 2003, and these disclosures are presented in the notes to the consolidated financial statements.

     In October 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, (FASB Interpretation No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which establishes disclosure standards for a guarantor about its obligations under certain guarantees that it has issued. Under FASB Interpretation No. 45 a guarantor is required to disclose the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The guarantor is also required to disclose the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The initial recognition and measurement of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accordingly, the Corporation adopted these provisions of FASB Interpretation No. 45 on January 1, 2003. The impact to the Corporation upon adoption was immaterial. The disclosure requirements in FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions in 2002 and has made the relevant disclosures in its accompanying consolidated financial statements.

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

	Three Months
	Ended March 31

	2003	2002

Basic weighted average number of common shares outstanding	30,006,417	30,798,728
Dilutive effect arising from potential common stock	182,436	195,253

Diluted weighted average number of common shares outstanding	30,188,853	30,993,981

     The Corporation paid cash dividends of $0.185 per share and $0.18 per share for the three months ended March 31, 2003 and 2002, respectively.

Note Three — Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of March 31, 2003 and December 31, 2002:

	March 31		December 31
	2003		2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements(1)	$946	$779	$946	$744
Customer lists(1)	417	113	417	106
Mortgage servicing rights(1)	5,697	3,818	4,643	3,165
Branch acquisitions(2)	1,110	968	1,110	925

Total	$8,170	$5,678	$7,116	$4,940

Unamortized intangible assets:
Goodwill(3)	$18,093	$—	$18,093	$—

(1)	Noncompete agreements, customer lists and mortgage servicing rights intangible assets are recorded in the Other Operating Segments as described in the 2002 Annual Report on Form 10-K.

(2)	Branch acquisition intangible assets are recorded in the FCB segment as described in the 2002 Annual Report on Form 10-K.

(3)	Goodwill is recorded in the Other Operating Segments as described in the 2002 Annual Report on Form 10-K.

     There was no change in the gross carrying amount of goodwill at March 31, 2003 compared to December 31, 2002.

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $85,000 and $100,000 for the three months ended March 31, 2003 and 2002, respectively.

     The following table presents the estimated amortization expense for intangible assets for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and 2008 and thereafter:

	Noncompete	Customer	Mortgage	Branch
(Dollars in thousands)	Agreements	Lists	Servicing Rights	Acquisitions	Total

2003	$117	$28	$875	$171	$1,191
2004	85	28	552	14	679
2005	—	28	41	—	69
2006	—	28	4	—	32
2007	—	28	4	—	32
2008 and after	—	171	2	—	173

Total	$202	$311	$1,478	$185	$2,176

The following tables present the adjusted effect of goodwill amortization on net income and on basic and diluted earnings per share for the quarters ended March 31, 2003 and 2002 and for the years ended December 31, 2002, 2001 and 2000:

	For the Three Months
	Ended March 31

(Dollars in thousands, except earnings per share amounts)	2003	2002

Net income	$9,946	$8,765
Add back: Goodwill amortization	—	—

Adjusted net income	$9,946	$8,765

Basic earnings per share:
As reported	$0.33	$0.28
Goodwill amortization	—	—

Adjusted net income	$0.33	$0.28

Diluted earnings per share:
As reported	$0.33	$0.28
Goodwill amortization	—	—

Adjusted net income	$0.33	$0.28

	For the Years Ended December 31

(Dollars in thousands, except earnings per share amounts)	2002	2001	2000

Net income	$39,803	$35,325	$24,841
Add back: Goodwill amortization	—	1,065	647

Adjusted net income	$39,803	$36,390	$25,488

Basic earnings per share:
As reported	$1.30	$1.12	$0.79
Goodwill amortization	—	0.04	0.02

Adjusted net income	$1.30	$1.16	$0.81

Diluted earnings per share:
As reported	$1.30	$1.12	$0.79
Goodwill amortization	—	0.03	0.02

Adjusted net income	$1.30	$1.15	$0.81

Note Four — Loans

     The Corporation’s primary market area includes North Carolina, and predominately centers around the Metro region of Charlotte, North Carolina. At March 31, 2003, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.

     Loans at March 31, 2003 and December 31, 2002 were:

	March 31, 2003		December 31, 2002

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$800,593	38.5%	$798,664	38.6%
Commercial non real estate	227,159	10.9	223,178	10.8
Construction	216,784	10.4	215,859	10.4
Mortgage	240,115	11.6	237,085	11.4
Consumer	260,594	12.6	280,201	13.5
Home Equity	332,392	16.0	317,730	15.3

Total	$2,077,637	100.0%	$2,072,717	100.0%

     Mortgage loans held for sale are carried at the lower of aggregate cost or market. Mortgage loans held for sale were $69.9 million and $158.4 million at March 31, 2003 and December 31, 2002, respectively.

     During the first quarter of 2003, $68.8 million of mortgage loans were originated and retained on the balance sheet. These loans are classified as loans held for sale and will be securitized during the second quarter of 2003. This will increase the flexibility to manage these balances as interest rates change or if liquidity needs change due to increased loan demand.

     During the fourth quarter of 2002, $130 million of mortgage loans were reclassified to loans held for sale. Of these loans, $128.5 million were securitized during the first quarter of 2003 and are classified as mortgage backed securities in the securities available for sale portfolio. The Corporation recorded $1.1 million in mortgage servicing rights and a corresponding discount on the basis of the related mortgage-backed securities.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

	March 31	December 31
(Dollars in thousands)	2003	2002

Nonaccrual loans	$30,021	$26,467
Other real estate	11,200	10,278

Total nonperforming assets	41,221	36,745

Loans 90 days or more past due and still accruing	—	—

Total nonperforming assets and loans 90 days or more past due and still accruing	$41,221	$36,745

     The recorded investment in individually impaired loans was $20.3 million (all of which were on nonaccrual status) and $17.9 million (all of which were on nonaccrual status) at March 31, 2003 and December 31, 2002, respectively. The related allowance for loan losses on these loans was $4.5 million and $4.8 million at March 31, 2003 and December 31, 2002, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2003 and 2002 was $20.7 million and $19.1 million, respectively.

Note Five — Stock Repurchase Program

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. During the three months ended March 31, 2003, the Corporation had repurchased 125,000 shares of its common stock at an average per-share price of $18.87, which reduced shareholders’ equity by $2.4 million. As of March 31, 2003, the Corporation had repurchased a total of 934,600 shares of its common stock at an average per-share price of $17.14 under this authorization, which reduced shareholders’ equity by $16.0 million.

Note Six — Trading Activity

     The Corporation engages in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio. Under these agreements the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. For the three months ended March 31, 2003, the Corporation recognized income of $1.2 million, from writing covered call options. The Corporation recognized income of $0.4 million for the three months ended March 31, 2002, from writing covered call options. There were no written covered call options outstanding at March 31, 2003.

Note Seven — Related Party Transactions

     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

     During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact will receive a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty four-month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and Mr. Godbold will receive commissions from Impact based on fees earned by Impact. Management believes that the transaction was at arms-length. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction, reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved and ratified the transaction. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. For the three months ended March 31, 2003 and 2002, the Corporation received revenues of approximately $1.6 million and $1.0 million, respectively, which resulted in fees of $236,000, and $40,000, respectively, to Impact and resulted in Impact paying commissions to GFA and Mr. Godbold of $166,000 and $28,000, respectively.

Note Eight — Business Segment Information

     Refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 for information with respect to the Corporation’s policies for defining and accounting for its segments. Financial information by segment for the three months ended March 31, 2003 and 2002 is as follows:

	March 31, 2003

		Other Operating
(Dollars in thousands)	FCB	Segments(1)	Other(2)	Totals

Total interest income	$45,133	$219	$16	$45,368
Total interest expense	18,664	—	121	18,785

Net interest income	26,469	219	(105)	26,583
Provision for loan losses	2,051	—	—	2,051
Total noninterest income	11,360	4,216	(6)	15,570
Total noninterest expense	21,282	4,750	32	26,064

Net income (loss) before income taxes	14,496	(315)	(143)	14,038
Income taxes expense (benefit)	4,226	(92)	(42)	4,092

Net income (loss)	$10,270	$(223)	$(101)	$9,946

Total loans, net	$1,979,140	$71,803	$—	$2,050,943
Total assets	3,882,434	84,095	24,738	3,991,267

	March 31, 2002

		Other Operating
(Dollars in thousands)	FCB	Segments(1)	Other(2)	Totals

Total interest income	$48,894	$79	$67	$49,040
Total interest expense	21,343	—	147	21,490

Net interest income	27,551	79	(80)	27,550
Provision for loan losses	2,105	—	—	2,105
Total noninterest income	9,086	3,949	(2,107)	10,928
Total noninterest expense	20,216	4,035	66	24,317

Net income (loss) before income taxes	14,316	(7)	(2,253)	12,056
Income taxes expense (benefit)	3,909	(3)	(615)	3,291

Net income (loss)	$10,407	$(4)	$(1,638)	$8,765

Total loans, net	$1,997,484	$—	$—	$1,997,484
Total assets	3,356,375	16,934	32,549	3,405,858

(1)	Included in other operating segments are revenues, expenses and assets of insurance services, brokerage, mortgage and financial management.

(2)	Included in “other” are revenues, expenses and assets of the parent company and eliminations.

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

     At March 31, 2003 and December 31, 2002 the total book value of equity method investments was $2.7 million and $3.8 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $2.7 million, $1.4 million represents investments in venture capital partnerships that are Small Business Investment Companies (SBICs), which invest primarily in equity securities. At March 31, 2003, the Corporation’s remaining commitment to fund the equity method investments was $1.8 million and represented commitments to three venture funds that are SBICs. These three venture funds primarily make debt investments in established companies that have a minimum of $5 million in annual revenue. The remaining commitments are callable in 2003.

Note Ten — Stock-Based Compensation

     The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The pro forma impact on net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment to FASB Statement No. 123”, is disclosed as follows:

	Three Months Ended March 31,

(Dollars in thousands, except per share data)	2003	2002

Net income, as reported	$9,946	$8,765
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	763	875

Pro forma net income	$9,183	$7,890

Earnings per share:
Basic-as reported	$0.33	$0.28

Basic-pro forma	$0.31	$0.26

Diluted-as reported	$0.33	$0.28

Diluted-pro forma	$0.30	$0.25

Note Eleven — Commitments, Contingencies and Off-Balance Sheet Risk

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

     At March 31, 2003, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $287.5 million, loan commitments totaling $298.1 million and standby letters of credit aggregating $8.8 million. Of the $287.5 million of preapproved unused lines of credit, $33.7 million were at fixed rates and $253.8 million were at floating rates. Of the $298.1 million of loan commitments, $62.0 million were at fixed rates and $236.1 million were at floating rates. Of the $8.8 million of standby letters of credit, $8.6 million expire in less than one year and $0.2 million expire in one to three years. The fair value at March 31, 2003 of standby letters of credit issued or modified during the quarter ended March 31, 2003 was considered immaterial. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but may not be limited to, accounts receivable, inventory and commercial and residential real estate.

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

Note Twelve — Comprehensive Income

     Comprehensive income includes net income and all non-owner changes to the Corporation’s equity. The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

     The Corporation’s total comprehensive income for the three months ended March 31, 2003 was $8.7 million and the total comprehensive loss for the three months ended March 31, 2002 was $0.5 million. Information concerning the Corporation’s other comprehensive income (loss) for the three months ended March 31, 2003 and 2002 is as follows:

	For the Three Months Ended March, 31

	2003			2002

	Before Tax		After Tax	Before Tax		After Tax
(Dollars in thousands)	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Unrealized gains on securities:
Unrealized gains (losses) arising during period	$(812)	$(325)	$(487)	$(11,360)	$(4,430)	$(6,930)
Less: Reclassification for realized gains (losses)	1,226	478	748	3,763	1,468	2,295

Unrealized gains (losses), net of reclassification	$(2,038)	$(803)	$(1,235)	$(15,123)	$(5,898)	$(9,225)

Other comprehensive income (loss)	$(2,038)	$(803)	$(1,235)	$(15,123)	$(5,898)	$(9,225)

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

Overview

     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, FCB. The Corporation’s principal executive offices are located in Charlotte, North Carolina. FCB is a full service bank and trust company with 53 financial centers, five insurance offices and one mortgage origination office located in 17 counties throughout the piedmont and western half of North Carolina. FCB also maintains an additional mortgage origination office in Virginia.

     The Corporation’s primary market area is located within North Carolina and predominately centers around the Metro region of Charlotte, North Carolina, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-fifth largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. As of February 28, 2003 the unemployment rate for the Charlotte Metro region was 6.0 percent compared to 5.8 percent for the state of North Carolina. The Corporation believes that it is not dependent on any one or a few types of commerce due to the economic diversity in the region.

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

     In addition to its main office, FCB has 53 financial centers, five insurance offices, one mortgage origination office and 93 ATMs located in 17 counties throughout North Carolina. As of March 31, 2003, the Corporation and its subsidiaries owned 35 financial center locations, leased 18 financial center locations and leased five insurance offices. The Corporation also leases a facility in Reston, Virginia for the origination of real estate loans, as well as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans.

Critical Accounting Policies

     The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The Corporation’s significant accounting policies are presented on pages 51 to 59 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002. Of these policies, the Corporation considers its policy regarding the allowance for loan losses to be one of its most critical accounting policies, because it requires management’s most subjective and complex judgments. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see Allowance for Loan Losses.

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

     At March 31, 2003 and December 31, 2002 the total book value of equity method investments was $2.7 million and $3.8 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $2.7 million, $1.4 million represents investments in venture capital partnerships that are Small Business Investment Companies (SBICs), which invest primarily in equity securities. At March 31, 2003, the Corporation’s remaining commitment to fund the equity method investments was $1.8 million and represented commitments to three venture funds that are

SBICs. These three venture funds primarily make debt investments in established companies that have a minimum of $5 million in annual revenue. These remaining commitments are callable in 2003.

Results of Operations

     Refer to Table One for quarterly selected financial data.

Earnings Summary

     Net income amounted to $9.9 million, or $0.33 per diluted common share, for the three months ended March 31, 2003, compared to $8.6 million, or $0.28 per diluted common share, for the three months ended March 31, 2002. Net income for the three months ended March 31, 2003 and 2002 includes certain other items as described in the following paragraph. The increase in net income was primarily due to (i) a $4.6 million increase in noninterest income resulting from a $2.2 million gain on the sale of the Corporation’s $11.7 million credit card portfolio, income recognized from the Corporation’s investment in Bank Owned Life Insurance, higher trading gains, growth in service charges on deposit accounts, increases in mortgage loan fees and insurance services. This increase was partially offset by (i) $1.0 million decrease in net interest income resulting from a decrease in interest income due to lower interest income on earning assets partially offset by a decrease in interest expense resulting from the continued effects of a declining interest rate environment, (ii) a $1.7 million increase in noninterest expense which was due to the following factors: cost associated with additional personnel, increased employee benefits costs, increased incentive compensation from commission based sales areas and increased marketing expense associated with the implementation of the Checking Account Marketing Program (“CHAMP”), a strategy for developing new customer relationships and (iii) a $0.8 million increase in income tax expense due to an increase in taxable income and the effective tax rate.

     Net income for the three months ended March 31, 2003 and 2002 includes certain other items, which are set forth in Table Two. These other items are included in net income and should be considered in a year over year analysis of results of operations. For the three months ended March 31, 2003, other items primarily consisted of (i) a $2.2 million ($1.6 million, or $0.05 diluted earnings per share, after-tax) gain on the sale of credit card loans, (ii) a $1.2 million ($0.9 million, or $0.3 diluted earnings per share, after-tax) gain on the sale of securities and (iii) a $0.1 million ($0.1 million, after-tax) net loss on equity method investments. For the three months ended March 31, 2002, other items primarily consisted of (i) a $3.8 million ($2.8 million, or $0.09 diluted earnings per share, after-tax) gain on the sale of securities and (ii) a $3.0 million ($2.2 million, or $0.07 diluted loss per share, after-tax) net loss on equity method investments.

     As previously discussed the Corporation sold it’s $11.7 million credit card portfolio in the first quarter of 2003. First Charter will continue to offer a First Charter credit card through MBNA and will receive ongoing fee income.

Table One
Selected Financial Data

	For the Three Months
	Ended March 31

(Dollars in thousands, except per share amounts)	2003	2002

Income statement
Interest income	$45,368	$49,040
Interest expense	18,785	21,490

Net interest income	26,583	27,550
Provision for loan losses	2,051	2,105
Noninterest income	15,570	10,928
Noninterest expense	26,064	24,317

Income before income taxes	14,038	12,056
Income taxes	4,092	3,291

Net income	$9,946	$8,765

Per common share
Basic net income	$0.33	$0.28
Diluted net income	0.33	0.28
Cash dividends declared	0.185	0.180
Period-end book value	10.87	9.87
Average shares outstanding — basic	30,006,417	30,798,728
Average shares outstanding — diluted	30,188,853	30,993,981
Ratios
Return on average shareholders’ equity(1)	12.06%	11.04%
Return on average assets(1)	1.06	1.05
Net interest margin(1)	3.16	3.67
Average loans to average deposits	88.77	90.82
Average equity to average assets	8.77	9.53
Efficiency ratio(2)	62.69	68.66
Dividend payout	56.15	63.65
Selected period end balances
Securities available for sale	$1,453,827	$1,107,939
Loans held for sale	69,894	5,400
Loans, net	2,050,943	1,997,484
Allowance for loan losses	26,495	26,576
Total assets	3,991,267	3,405,858
Total deposits	2,492,929	2,210,308
Borrowings	1,116,223	836,769
Total liabilities	3,665,196	3,101,940
Total shareholders’ equity	326,071	303,918
Selected average balances
Loans, net	2,112,226	1,983,455
Earning assets	3,473,371	3,093,516
Total assets	3,814,209	3,377,791
Total deposits	2,379,454	2,183,990
Borrowings	1,050,637	826,381
Total shareholders’ equity	334,431	321,966

(1)	Annualized

(2)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

     The following table presents a schedule of other items included in net income for the three months ended March 31, 2003 and 2002:

Table Two
Other Items

	For the Three Months
	Ended March 31

(Dollars in thousands)	2003	2002

Other items included in earnings
Noninterest income
Gain on sale of securities	$1,226	$3,763
Equity investment write down	—	(20)
Gain on sale of credit card portfolio	2,213	—
Equity method loss	(100)	(2,959)

Business Segments

     For the three months ended March 31, 2003 and 2002 the Corporation only had one reportable segment, FCB. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Other operating segments include brokerage, insurance, mortgage and financial management, which provides comprehensive financial planning, funds management, and investments.

     The following table for First Charter’s reportable business segment compares total income for the three months ended March 31, 2003 to the same period last year:

Table Three
Business Segment Net Income (Loss)

	For the Three Months
	Ended March 31

(Dollars in thousands)	2003	2002

FCB	$10,270	$10,407
Other operating segments	(223)	(4)
Other	(101)	(1,638)

Total consolidated	$9,946	$8,765

     FCB’s net income was $10.3 million for the three months ended March 31, 2003 compared to $10.4 million for the same year ago period. The decrease was primarily due to (i) a $1.1 million decrease in net interest income due to lower interest income on earning assets partially offset by a decrease in interest expense resulting from the continued effects of a declining interest rate environment, (ii) a $1.1 million increase in noninterest expense due to cost associated with additional personnel, increased employee benefit costs, and increased marketing expense associated with the implementation of CHAMP and (iii) a $0.3 million increase in income tax expense due to an increase in taxable income and the effective tax rate. These decreases were partially offset by a $2.3 million increase in noninterest income resulting from a $2.2 million gain on the sale of the credit card portfolio, income recognized from the Corporation’s investment in Bank Owned Life Insurance, higher trading gains and growth in services charges on deposit accounts.

     Other operating segments reported a net loss of $0.2 million for the three months ended March 31, 2003 compared to net losses of $4,000 for the same year ago period. The decrease was primarily due to costs associated with additional personnel and increased incentive compensation from commission based sales areas.

     Other reported a net loss of $0.1 million for the three months ended March 31, 2003 compared to net losses of $1.6 million for the same year ago period. The increase was primarily due to a $3.0 million net loss on equity method investments during the three months ended March 31, 2002 versus a net loss of $0.1 million for the three months ended March 31, 2003. In addition, the three months ended March 31, 2002 included $0.8 million from gains on sale of equity securities.

Net Interest Income

     An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three months ended March 31, 2003 and 2002 is presented in Table Four. Net interest income on a taxable-equivalent basis (“FTE”) is a non-GAAP performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the three months ended March 31, 2003 and 2002 are analyzed in Table Five. The discussion below is based on net interest income computed under accounting principles generally accepted in the United State of America.

     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. Net interest income amounted to $26.6 million for the three months ended March 31, 2003, a $1.0 million decrease from net interest income of $27.6 million for the same period in 2002. The decrease in net interest income was due to lower interest income on earning assets partially offset by decreased interest expense and higher levels of securities outstanding. The lower interest income on earning assets was due to lower yields on loans and securities resulting from the continued effects of a declining interest rate environment. In addition, the Corporation sold $70 million in bonds in the fourth quarter of 2002 and reinvested the proceeds into Bank Owned Life Insurance, to help offset the rise in employee benefit costs. This investment is classified as an other asset on the balance sheet, and the income is recognized as other noninterest income rather than being recognized as interest income. For the first quarter of 2003, income earned on Bank Owned Life Insurance amounted to approximately $950,000, which is nontaxable. The reduced interest expense for 2003 was due to the lower cost of funding in a declining interest rate environment. The increased levels of securities outstanding were due to the securitization of $128.5 million of mortgage loans during the first quarter of 2003 and purchases used to increase earning assets.

     Average interest earning assets increased approximately $379.9 million to $3.47 billion for the three months ended March 31, 2003 compared to $3.09 billion for the same 2002 period. This increase was partially due to a $67.2 million increase in the Corporation’s average securities available for sale, excluding the impact of the securitization of $128.5 million of mortgage loans during the first quarter of 2003. The increase in average securities available for sale was due to net purchases used to increase earning assets. Average interest earning assets also increased due to growth in the Corporation’s average loan portfolio, which increased $255.8 million, excluding the impact of the securitization of $128.5 million of mortgage loans during the first quarter of 2003. The decrease in average yield on interest earning assets to 5.35 percent for the three months ended March 31, 2003, compared to 6.49 percent for the same 2002 period, resulted principally from the decrease in the average prime rate to 4.25 percent for the three months ended March 31, 2003 from 4.75 percent for the three months ended March 31, 2002. The decrease in the average prime rate is attributable to the Federal Reserve’s 50 basis point decrease in the Fed Funds rate during the fourth quarter of 2002. The average yield earned on loans was 5.85 percent for the three months ended March 31, 2003, compared to 6.74 percent for the same 2002 period.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities of $382.0 million to $3.14 billion for the three months ended March 31, 2003 as compared to the same period in 2002, due to (i) the use of Federal Home Loan Bank (“FHLB”) advances to fund growth in earning assets and (ii) increases in deposits primarily due to CHAMP and increases in certificates of deposit. The average rate paid on interest bearing liabilities decreased to 2.43 percent for the three months ended March 31, 2003, compared to 3.16 percent in the same 2002 period, primarily due to a decline in the average prime rate. The average rate paid on interest-bearing deposits was 2.23 percent for the three months ended March 31, 2003, down from 2.89 percent in the same 2002 period. Similarly, the rate paid on other borrowed funds decreased to 2.83 percent for the three months ended March 31, 2003, compared to 3.80 percent in the same 2002 period.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 51 basis points to 3.16 percent for the three months ended March 31, 2003, compared to 3.67 percent in the same 2002 period. The decrease reflects the impact of the declining interest rate environment, which had a negative impact on the net interest margin as assets repriced faster than liabilities because of the asset sensitive nature of the balance sheet. The addition of lower yielding securities, higher levels of borrowings and competitive forces related to loan and deposit pricing also had a negative impact on the net interest margin.

     The following table includes for the three months ended March 31, 2003 and 2002 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Four
Average Balances and Net Interest Income Analysis

	First Quarter 2003			First Quarter 2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense	Paid(5)

Interest earning assets:
Loans and loans held for sale(1)(2)(3)(6)	$2,112,226	$30,458	5.85%	$1,983,455	$32,976	6.74%
Securities — taxable	1,218,722	13,997	4.59	1,016,391	15,191	5.98
Securities — nontaxable(6)	77,260	1,377	7.13	85,292	1,542	7.23
Federal funds sold	2,207	5	0.94	792	4	1.95
Interest bearing bank deposits	62,956	180	1.16	7,586	28	1.47

Total earning assets(4)(6)	3,473,371	46,017	5.35	3,093,516	49,741	6.49

Cash and due from banks	84,435			98,834
Other assets	256,404			185,442

Total assets	$3,814,209			$3,377,791

Interest bearing liabilities:
Demand deposits	656,553	1,513	0.93	559,566	1,431	1.04
Savings deposits	114,234	175	0.62	116,200	354	1.23
Other time deposits	1,316,808	9,777	3.01	1,254,038	11,964	3.87
Other borrowings	1,050,637	7,320	2.83	826,381	7,741	3.80

Total interest bearing liabilities	3,138,232	18,785	2.43	2,756,185	21,490	3.16

Noninterest bearing sources:
Noninterest bearing deposits	291,859			254,186
Other liabilities	49,687			45,454
Shareholders’ equity	334,431			321,966

Total liabilities and shareholders’ equity	$3,814,209			$3,377,791

Net interest spread(6)			2.92			3.33
Impact of noninterest bearing sources(6)			0.24			0.34

Net interest income/ net interest margin(6)		$27,232	3.16%		$28,251	3.67%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of approximately $556 and $633 for the first quarter of 2003 and 2002, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first quarter of 2003 and 2002. The adjustments made to convert to a taxable-equivalent basis were $649 and $701 for the first quarter of 2003 and 2002, respectively.

(5)	Annualized

(6)	Certain amounts and ratios have been corrected from amounts previously disclosed for a minor error in the calculation of taxable equivalent amounts. The impact of this correction resulted in a 3 basis point increase in the net interest margin for the first quarter of 2002 and a 2 basis point decrease in the net interest margin for the first quarter of 2003. daily balances.

     The following table presents the changes in net interest income from the three months ended March 31, 2002 to March 31, 2003:

Table Five
Volume and Rate Variance Analysis

	Three months ended March 31

	Increase (Decrease) in Net Interest Income
	Due to Change in(1)

	2002			2003
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale	$32,976	$(4,517)	$1,999	$30,458
Securities — taxable	15,191	(3,868)	2,674	13,997
Securities — nontaxable	1,542	(20)	(145)	1,377
Federal funds sold	4	(4)	5	5
Interest bearing bank deposits	28	(27)	179	180

Total interest income	$49,741	$(8,436)	$4,712	$46,017

Interest expense:
Demand deposits	1,431	$(155)	$237	1,513
Savings deposits	354	(174)	(5)	175
Other time deposits	11,964	(2,720)	533	9,777
Other borrowings	7,741	(2,253)	1,832	7,320

Total interest expense	21,490	(5,302)	2,597	18,785

Net interest income	$28,251	$(3,134)	$2,115	$27,232

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are state on a taxable-equivalent basis. Refer to Table Four for further details.

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

     The provision for loan losses remained essentially unchanged at $2.1 million for the three months ended March 31, 2003 compared to the same year ago period. The provision was affected by higher net charge-offs during the first quarter of 2003 compared to the first quarter of 2002 and by lower loan growth during the first quarter of 2003 compared to the first quarter of 2002. The increase in nonperforming assets (see Nonperforming Assets) did not have a material impact on the provision for loan losses, as these loans were previously identified as problem loans and had already been specifically allocated in the reserve.

     Net charge-offs for the three months ended March 31, 2003 increased to $2.2 million compared to $1.4 million for the three months ended March 31, 2002. The $0.8 million increase in net charge-offs was due to higher commercial loan charge-offs. In addition, the allowance for loan losses was reduced by $0.5 million due to the sale of the Corporation’s $11.7 million credit card portfolio during the first quarter of 2003.

     During the three months ended March 31, 2003, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information, and assesses its impact on the allowance for loan losses. Based on its review for the three months ended March 31, 2003, the Corporation noted that economic conditions continue to be weak; however management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.

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

     The provision for loan losses was impacted by changes in allocations of allowance for loan losses to the various loan types. A lower allocation of allowance for loan losses was required for consumer loans in March 2003 over December 2002 due primarily to the sale of the Corporation’s $11.7 million credit card portfolio during the first quarter of 2003. These loans had a higher percentage of allocated allowance for loan losses due to their unsecured nature and higher historical loss experience. These changes were partially offset by an increase in the allocations of allowance for loan losses for commercial and mortgage loans in March 2003 over December 2002. The higher allocations of the allowance for loan losses to commercial loans at March 31, 2003 over December 31, 2002 was due to a decrease in credit grades for certain loans as well as loan growth. The higher allocations of the allowance for loan losses to mortgage loans at March 31, 2003 over December 31, 2002 was due to an increase in nonaccrual loans.

     Management did not make any significant changes in the loss estimation methods during the quarter that had a significant impact on the provision for loan losses.

Noninterest Income

     As presented in Table Six, noninterest income increased $4.7 million to $15.6 million for the quarter ended March 31, 2003 compared to $10.9 million for the same period in 2002. Noninterest income was affected by the following factors:

•	A $2.2 million gain on the sale of the Corporation’s $11.7 million credit card portfolio. First Charter will continue to offer a First Charter credit card through MBNA and will receive ongoing fee income in the future.

•	Other noninterest income increased $0.7 million primarily due to income of approximately $950,000 from the Corporation’s investment in Bank Owned Life Insurance, which is nontaxable. During the fourth quarter of 2002, the Corporation sold $70 million in bonds and reinvested the proceeds in Bank Owned Life Insurance, to help offset the rise in employee benefit costs. On a taxable equivalent basis, income from Bank Owned Life Insurance was approximately $1.5 million for an annualized taxable equivalent yield of 8.39 percent.

•	Other noninterest income was also impacted by the write down of mortgage servicing rights of $306,000 and $56,000 for the quarters ended March 31, 2003 and 2002, respectively. The increase in the write down of mortgage servicing rights was due to increasing prepayments in the current low interest rate environment.

•	Trading gains increased $0.7 million. Premiums earned on written covered call options on fixed income securities account for a majority of the trading gains. At March 31, 2003, the Corporation did not have any written covered call options outstanding. It is generally the Corporation’s policy to structure these option contracts so that there are none outstanding at the end of a reporting period.

•	Service charges on deposit accounts increased $0.5 million resulting from increased overdraft fees due to the implementation of a new automatic overdraft product in late 2001 and increased NSF fees. See Note Seven of the consolidated financial statements for a discussion of certain related party transactions which impacted deposit service charges in the three months ended March 31, 2003 and 2002.

•	Mortgage fee income increased $0.3 million as First Charter continues to experience record mortgage loan volume.

•	Net losses on equity method investments decreased $2.9 million as the first quarter of 2002 included net losses of $3.0 million on equity method investments.

•	Gains on sales of securities decreased $2.5 million. During the first quarter of 2002, the Corporation restructured a portion of the securities available for sale portfolio to reduce interest rate risk by shortening the average life of the portfolio.

•	Brokerage services income decreased $0.2 million due to lower production.

Table Six
Noninterest Income

	Three Months
	Ended March 31		Increase/(Decrease)

(Dollars in thousands)	2003	2002	Amount	Percent

Service charges on deposit accounts	$5,130	$4,665	$465	10.0%
Financial management income	578	668	(90)	(13.5)
Gain on sale of securities	1,226	3,763	(2,537)	(67.4)
Gain on sale of credit card loan portfolio	2,213	—	2,213	N/A
Loss from equity method investments	(100)	(2,959)	2,859	96.6
Mortgage loan fees	672	407	265	65.1
Brokerage services income	486	637	(151)	(23.7)
Insurance services income	2,437	2,231	206	9.2
Trading gains	1,164	420	744	177.1
Other	1,764	1,096	668	60.9

Total noninterest income	$15,570	$10,928	$4,642	42.5%

Noninterest Expense

     As presented in Table Seven, noninterest expense totaled $26.1 million for the quarter ended March 31, 2003 compared to $24.3 million a year ago. The major contributing factors to this increase were cost associated with additional personnel, increased employee benefit costs, increased incentive compensation from commission based sales areas and increased marketing expense associated with the implementation of CHAMP, a strategy for developing new customer relationships.

     The efficiency ratio decreased to 62.69 percent compared to 68.66 percent for the first quarter of 2002. A significant portion of the decrease in the efficiency ratio relates to the net losses from equity method investments experienced during the first quarter of 2002 and the gain on sale of credit card loans in the first quarter of 2003.

Table Seven
Noninterest Expense

	Three Months
	Ended March 31		Increase/(Decrease)

(Dollars in thousands)	2003	2002	Amount	Percent

Salaries and employee benefits	$13,757	$12,897	$860	6.7%
Occupancy and equipment	4,166	4,241	(75)	(1.8)
Data processing	678	622	56	9.0
Marketing	1,153	640	513	80.2
Postage and supplies	1,136	1,189	(53)	(4.5)
Professional services	1,772	1,662	110	6.6
Telephone	603	546	57	10.4
Amortization of intangibles	85	100	(15)	(15.0)
Other	2,714	2,420	294	12.1

Total noninterest expense	$26,064	$24,317	$1,747	7.2%

Income Taxes

     Total income tax expense for the three months ended March 31, 2003 was $4.1 million, for an effective tax rate of 29.2 percent for the three months ended March 31, 2003, compared to $3.2 million for an effective tax rate of 27.3 percent for the three months ended March 31, 2002. The increase in the tax expense for the three months ended March 31, 2003, was attributable to an increase in taxable income and the effective tax rate.

Financial Condition

Investment Portfolio

     The securities available for sale portfolio increased to $1.45 billion at March 31, 2003, compared to $1.13 billion at December 31, 2002, and $1.11 billion at March 31, 2002. The increase in securities available for sale was due to the $128.5 million mortgage loan securitization as well as securities purchases used to increase earning assets.

Loan Portfolio

     The Corporation’s loan portfolio at March 31, 2002 consisted of four major categories: Commercial, financial and agricultural; Real estate — construction; Real estate — mortgage; and installment. During 2002, the Corporation changed the presentation of these loan categories to more accurately reflect how the Corporation manages the loan portfolio. The new loan portfolio categories are as follows: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Within these six segments the Corporation targets customers in its footprint, works within most business segments and focuses on a relationship based business model. Pricing is driven by quality, loan size, the Corporation’s relationship with the customer and by competition. The Corporation is primarily a secured lender in all these loan categories. The Corporation’s loans are generally five years or less in duration with the exception of home equity lines and residential mortgages.

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

Loan Administration and Underwriting

     The Corporation’s credit risk policy and procedures are centralized for every loan type. In addition, all mortgage, consumer and home equity loans are centrally decisioned. All loans flow through an independent closing unit to ensure proper documentation. Lastly, all known collection or problem loans are centrally managed by experienced workout personnel. To monitor the effectiveness of policies and procedures, Management maintains a set of asset quality standards for past dues, nonaccrual and watch list loans and monitors the trends of these standards over time. These standards are approved by the Board of Directors and reviewed quarterly for compliance.

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

     Loan review was previously outsourced to an independent consulting group which performs loan quality and process examinations. This function is currently transitioning to an in-house function during 2003.

     Loans remained essentially unchanged at $2.08 billion at March 31, 2003 compared to $2.07 billion at December 31, 2002 and $2.02 billion at March 31, 2002. During the first quarter of 2003, $68.8 million of mortgage loans were originated and retained on the balance sheet. These loans are classified as loans held for sale and will be securitized during the second quarter of 2003. In addition, the Corporation’s $11.7 million credit card portfolio was sold during the first quarter of 2003.

     The Corporation’s primary market area includes the state of North Carolina but predominately centers around the Metro region of Charlotte. At March 31, 2003, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this Metro region. An economic downturn in our primary market area could adversely affect our business. The diversity of the region’s economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

     In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the consolidated financial statements. At March 31, 2003, the unused portion of preapproved lines of credit totaled $287.5 million, unfunded loan commitments totaled $298.1 million and standby letters of credit aggregated $8.8 million. These amounts represent the Bank’s exposure to credit risk, and in the opinion of management, have no more than the normal lending risk that the Bank commits to its borrowers. Management expects that these commitments can be funded through normal operations.

     The table below summarizes loans in the classifications indicated as of March 31, 2003, and December 31, 2002. As previously stated, loan categories have been changed to more accurately reflect how the Corporation manages the loan portfolio.

Table Eight
Loan Portfolio Composition

	March 31,	December 31,
(Dollars in thousands)	2003	2002

Commercial real estate	$800,593	$798,664
Commercial non real estate	227,159	223,178
Construction	216,784	215,859
Mortgage	240,115	237,085
Consumer	260,594	280,201
Home equity	332,392	317,730

Total loans	2,077,637	2,072,717

Less — allowance for loan losses	(26,495)	(27,204)
Unearned income	(199)	(247)

Loans, net	$2,050,943	$2,045,266

Deposits

     Total deposits at March 31, 2003 amounted to $2.49 billion, compared to $2.32 billion at December 31, 2002 and $2.21 billion at March 31, 2002. Deposit growth has occurred across most every major category. During the fourth quarter of 2002, the Corporation introduced CHAMP for individuals and the Corporation introduced Business CHAMP during the first quarter of 2003. The emphasis of these programs is to develop new customer relationships, generate additional fee income opportunities, and to shift our funding mix towards lower cost funding sources. As a result, three times as many checking accounts were opened during the first quarter of 2003 than the first quarter of 2002. In addition, during the first quarter of 2003 the Corporation introduced the Money Market Max Account designed to reduce our dependency on certificates of deposit. The Money Market Max Account offers an above market rate for 90 days and is subsequently repriced downward.

Other Borrowings

     Other borrowings increased to $1.12 billion at March 31, 2003 compared to $1.04 billion at December 31, 2002, and $836.8 million at March 31, 2002. The increase was primarily due to increases in Federal Home Loan Bank borrowings, which were at rates better than comparable retail funding rates. The proceeds of these borrowings were principally used to fund growth in earning assets.

Nonperforming Assets

     Nonaccrual loans at March 31, 2003 increased to $30.0 million from $26.5 million at December 31, 2002. The increase in nonaccrual loans was primarily due to the addition of two commercial loans to nonaccrual status during the first quarter of 2003. Other real estate, received through loan foreclosure, increased to $11.2 million from $10.3 million at December 31, 2002. Total nonperforming assets (includes nonaccrual loans and other real estate) and loans 90 days or more past due and still accruing increased to $41.2 million at March 31, 2003 compared to $36.7 million at December 31, 2002. As a percentage of total assets, nonperforming assets increased to 1.03 percent at March 31, 2003 compared to 0.98 percent at December 31, 2002.

     Nonaccrual loans at March 31, 2003 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Management anticipates that nonaccrual loans may increase in the near term as some customers continue to experience difficulties in this current economic environment. As discussed elsewhere herein, management has taken current economic conditions into consideration when estimating the allowance for loan losses.

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

Table Nine
Nonperforming and Problem Assets

	March 31		December 31		September 30		June 30		March 31
(Dollars in thousands)	2003		2002		2002		2002		2002

Nonaccrual loans	$30,021		$26,467		$24,418		$30,656		$27,558
Other real estate	11,200		10,278		9,675		8,367		7,208

Total nonperforming assets	41,221		36,745		34,093		39,023		34,766

Loans 90 days or more past due and still accruing interest	—		—		—		—		38

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$41,221		$36,745		$34,093		$39,023		$34,804

Nonperforming assets as a percentage of:
Total assets	1.03%		0.98%		0.92%		1.12%		1.02%
Total loans and other real estate	1.97		1.76		1.52		1.83		1.71
Ratio of allowance for loan losses to nonperforming loans	0.88	x	1.03	x	1.12	x	0.89	x	0.96	x

Allowance for Loan Losses

     The Corporation’s allowance for loan losses consists of three components: (i) valuation allowances computed on impaired loans in accordance with SFAS No. 114; (ii) valuation allowances determined by applying historical loss rates to those loans not considered impaired; and (iii) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated quarterly by Credit Risk Management, and along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting estimate is used to determine if the allowance for loan losses recorded by management is adequate and appropriate for each period.

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

     The third component of the allowance for loan losses is intended to capture the various risk elements of the loan portfolio which are not sufficiently captured in the historical loss rates. These factors currently include intrinsic risk, operational risk and concentration risk. Intrinsic risk relates to the impact of current economic conditions on the Corporation’s borrower base, the effects of which may not be realized by the Corporation in the form of charge-offs for several periods. The Corporation monitors and documents various local, regional and national economic data, and makes subjective estimates of the impact of changes in economic conditions on the allowance for loan losses. Operational risk includes factors such as the likelihood of loss on a loan because of inadequate underwriting. In recent periods, the Corporation has made loss estimates for certain types of loans that were either acquired from other institutions in mergers or were underwritten using policies that are no longer in effect at the Corporation. These identified loans are considered to have higher risk of loss than currently reflected in historical loss rates of the Corporation, so additional estimates of loss are made by management. Concentration risk includes the risk of loss due to extensions of credit to a particular industry, loan type or borrower that may be troubled. The Corporation monitors its portfolio for any excessive concentrations of loans during each period, and if any excessive concentrations are noted, estimates of loss would be made. Losses for all of these factors are estimates since certain loans will generally respond differently to changes in these factors. Accordingly, changes in the allowance for loan losses for these subjective factors can arise from changes in the balance and types of outstanding loans, as well as changes in the underlying conditions which drive a change in the percentage used. As more fully discussed below, the Corporation continually monitors the portfolio in an effort to identify any other factors which may have an impact on loss estimates within the portfolio.

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

     At March 31, 2003 the allowance for loan losses was $26.5 million or 1.28 percent of gross loans compared to $27.2 million or 1.31 percent at December 31, 2002 and $26.6 million or 1.31 percent at March 31, 2002. The allowance model was influenced throughout the first quarter of 2003 by loan growth, charge-off behavior and deteriorating asset quality. A lower allocation of allowance for loan losses was required for consumer loans in March 2003 over December 2002 due primarily to the sale of the Corporation’s $11.7 million credit card portfolio during the first quarter of 2003. These loans had a higher percentage of allocated allowance for loan losses due to their unsecured nature and higher historical loss experience. These changes were partially offset by an increase in the allocations of allowance for loan losses for commercial and mortgage loans in March 2003 over December 2002. The higher allocations of the allowance for loan losses to commercial loans at March 31, 2003 over December 31, 2002 was due to a decrease in credit grades for certain loans as well as loan growth. The higher allocations of the allowance for loan losses to mortgage loans at March 31, 2003 over December 31, 2002 was due to an increase in nonaccrual loans.

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

Table Ten
Allowance For Credit Losses

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002

Balance, January 1	$27,204	$25,843
Loan charge-offs:
Commercial non real estate	1,569	590
Commercial real estate	212	10
Construction	—	—
Mortgage	5	11
Consumer	596	925
Home equity	84	21

Total loans charged-off	2,466	1,557

Recoveries of loans previously charged-off:
Commercial non real estate	91	23
Commercial real estate	1	17
Construction	—	—
Mortgage	—	—
Consumer	133	110
Home equity	—	—
Other	28	35

Total recoveries of loans previously charged-off	253	185

Net charge-offs	2,213	1,372

Provision for loan losses	2,051	2,105
Adjustment for loans sold	(547)	—

Balance, March 31	$26,495	$26,576

Average loans, net	$2,102,568	$1,955,870
Net charge-offs to average loans (annualized)	0.43%	0.28%
Allowance for loan losses to gross loans at year-end	1.28	1.31

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

     The Corporation’s primary source of funding is from customer deposits, other borrowings, loan repayments, and securities available for sale. If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. The Bank currently has an available line of credit with the FHLB totaling $903.6 million with $823.3 million outstanding. At March 31, 2003, the Bank also had federal funds back-up lines of credit totaling $65.0 million, of which there were no amounts outstanding. At March 31, 2003, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstanding of $21.8 million.

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

Table Eleven
Contractual Obligations As of March 31, 2003

	Payments Due by Period

	Less than
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Total

Other borrowings	$512,903	$125,000	$140,000	$338,320	$1,116,223
Lease obligations	1,566	3,108	828	367	5,869
Equity method investees funding	1,770	—	—	—	1,770
Deposits(1)	2,110,403	310,560	71,966	—	2,492,929

Total Contractual Cash Obligations	$2,626,642	$438,668	$212,794	$338,687	$3,616,791

(1)	Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

Asset-Liability Management and Interest Rate Sensitivity

     The primary objective of the Corporation’s asset-liability management strategy is to enhance earnings through balance sheet growth while reducing or minimizing the risk caused by interest rate changes. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 3.42 percent of net interest income at March 31, 2003. Assuming a 125 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 0.13 percent of net interest income at March 31, 2003. Although the Corporation’s policy for interest shock scenarios is an increase or decrease of 300 basis points, in the current low interest rate environment the decreased interest rate shock scenario is equal to the Fed Funds rate of 125 basis points. Both of the rate shock scenarios are within Management’s acceptable range.

     From time to time, the Corporation may use derivative financial instruments including futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. At March 31, 2003, the Corporation had no such derivative financial instruments. Refer to Note Six of the consolidated financial statements and Results of Operations for a discussion of the Corporation’s use of written over-the-counter covered call options during 2003. The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

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

Table Twelve
Commitments As of March 31, 2003

	Amount of Commitment Expiration Per Period

	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$29,290	$1,811	$5,234	$251,130	$287,465
Standby Letters of Credit	8,618	231	—	—	8,849
Loan Commitments	213,761	55,994	15,478	12,854	298,087

Total Commitments	$251,669	$58,036	$20,712	$263,984	$594,401

     Table Thirteen summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest bearing bank deposits, are excluded from Table Thirteen as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at March 31, 2003. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.

Table Thirteen
Market Risk March 31, 2003

	Expected Maturity

(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Book value	$1,375,817	$585,948	$375,810	$203,323	$71,298	$110,883	$28,555
Weighted average effective yield	4.47%
Fair value	$1,398,410
Loans and loans held for sale
Fixed rate
Book value	$758,043	207,837	108,709	106,248	119,058	37,926	178,265
Weighted average effective yield	7.09%
Fair value	$808,990
Variable rate
Book value	$1,362,794	392,776	171,589	119,059	149,701	181,148	348,521
Weighted average effective yield	4.91%
Fair value	$1,360,212
Liabilities
Deposits
Fixed rate
Book value	$1,317,349	942,203	185,845	117,335	71,966	—	—
Weighted average effective yield	2.84%
Fair value	$1,330,391
Variable rate
Book value	$866,916	$859,536	7,219	161	—	—	—
Weighted average effective yield	0.82%
Fair value	$866,922
Other borrowings
Fixed rate
Book value	$603,320	125,040	100,040	40	40,040	40	338,120
Weighted average effective yield	3.83%
Fair value	$650,529
Variable rate
Book value	$512,903	497,903	—	15,000	—	—	—
Weighted average effective yield	1.26%
Fair value	$512,909

Capital Resources

     At March 31, 2003, total shareholders’ equity was $326.1 million, representing a book value of $10.87 per share, compared to $324.7 million or a book value of $10.80 per share at December 31, 2002. The increase was primarily due to net earnings (net income less dividends) of $4.4 million, the receipt of $0.7 million from the sale of approximately 47,000 shares of common stock issued for stock options, partially offset by the recognition of $1.2 million in after-tax unrealized losses on available for sale securities and the payment of $2.4 million for the purchase and retirement of 125,000 shares of common stock. The securities available for sale portfolio had an unrealized net gain of $14.7 million (net of tax) at March 31, 2003, compared to an unrealized net gain of $15.9 million (net of tax) at December 31, 2002. The decrease in the unrealized gain was due to an increase in the yield curve.

     At March 31, 2003, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation’s and the Bank’s various regulators categorized the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities’ categories. The Corporation’s capital requirements are summarized in the table below:

Table Fourteen
Capital Ratios

			Risk-Based Capital

	Leverage Capital		Tier 1 Capital		Total Capital

(Dollars in thousands)	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$292,709	7.71%	$292,709	11.39%	$320,134	12.45%
Required	151,816	4.00	102,830	4.00	205,661	8.00
Excess	140,893	3.71	189,879	7.39	114,473	4.45

(1)	Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3 percent to 5 percent, depending on the institution’s composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.

(2)	Percentage of risk-weighted assets.

Regulatory Matters

     The Bank has recently undergone a regulatory examination by the North Carolina Commissioner of Banks and the Federal Reserve Bank of Richmond, its primary state and federal regulatory agencies. During this examination, the examiners noted various deficiencies with respect to certain discrete areas of the Bank’s compliance activities and operations, and indicated that remedial regulatory action of an informal or formal nature might be necessary. The likelihood and ultimate form and timing of any such regulatory action cannot be ascertained with certainty by the Corporation and the Bank at this time. Under the guidance of the Bank Board of Directors, the Bank has already begun to implement various actions and procedures to address the concerns of the federal and state regulatory agencies. Management does not believe that any regulatory actions taken by the Federal Reserve Bank or the North Carolina Commissioner of Banks with respect to the Corporation or the Bank, or the implementation of such recommendations, will have a material adverse effect on the Corporation’s or the Bank’s financial condition, liquidity, capital resources, or operations.

Accounting Matters

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Corporation also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Corporation adopted SFAS No. 143 on January 1, 2003, with no material impact on its consolidated financial statements.

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

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 requires the Corporation to retroactively restate its previously issued 2002 interim financial statements, to reverse SFAS No. 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation adopted SFAS No. 147 on October 1, 2002. The Corporation had $12.1 million of SFAS No. 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002. In accordance with SFAS No. 147, the Corporation performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. The Corporation will perform an annual impairment test of the goodwill in 2003 and thereafter.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 (APB No. 28), “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation currently has no plans to change its accounting for stock-based employee compensation. The disclosure provisions of this statement, except for the amendment of APB No. 28, are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on December 31, 2002 and these disclosures are presented in the notes to the consolidated financial statements. The provisions of this statement related to the amendment of APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on January 1, 2003, and these disclosures are presented in the notes to the consolidated financial statements.

     In October 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, (FASB Interpretation No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which establishes disclosure standards for a guarantor about its obligations under certain guarantees that it has issued. Under FASB Interpretation No. 45 a guarantor is required to disclose the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The guarantor is also required to disclose the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The initial recognition and measurement of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accordingly, the Corporation adopted these provisions of FASB Interpretation No. 45 on January 1, 2003. The impact to the Corporation upon adoption was immaterial. The disclosure requirements in FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions in 2002 and has made the relevant disclosures in its accompanying consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     See Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset-Liability Management and Interest Rate Sensitivity on page 33 for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures

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

The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2003:

Current Report on Form 8-K dated January 14, 2003 and filed January 14, 2003, Items 5 and 7.

Current Report on Form 8-K dated January 14, 2003 and filed January 14, 2003, Items 7 and 9.

Current Report on Form 8-K dated March 5, 2003 and filed March 5, 2003, Items 7 and 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION (Registrant)

Date: May 15, 2003	By:	/s/ Robert O. Bratton

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

Date: May 15, 2003	/s/ Lawrence M. Kimbrough

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

Date: May 15, 2003	/s/ Robert O. Bratton

Robert O. Bratton Executive Vice President, Chief Financial Officer and Treasurer