Form 10-Q
period 2003-06-30
FIRST CHARTER CORP /NC/
filed 2003-08-08
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      As of August 7, 2003 the Registrant had outstanding 29,638,789 shares of Common Stock, no par value.

First Charter Corporation

Form 10-Q for the Quarterly Period Ended June 30, 2003

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

First Charter Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30	December 31
	2003	2002

(Dollars in thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$103,199	$162,087
Federal funds sold	1,233	1,154
Interest bearing bank deposits	38,308	6,609

Cash and cash equivalents	142,740	169,850

Securities available for sale (cost of $1,491,959 and $1,103,107; carrying amount of pledged collateral $1,170,387 and $735,208)	1,518,918	1,129,212
Loans held for sale	45,311	158,404
Loans	2,064,668	2,072,717
Less: Unearned income	(209)	(247)
Allowance for loan losses	(23,644)	(27,204)

Loans, net	2,040,815	2,045,266

Premises and equipment, net	95,803	94,647
Other assets	144,947	148,570

Total assets	$3,988,534	$3,745,949

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$341,176	$305,924
Interest bearing	2,217,373	2,016,723

Total deposits	2,558,549	2,322,647

Other borrowings	1,076,595	1,042,440
Other liabilities	39,474	56,176

Total liabilities	3,674,618	3,421,263

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 29,759,848 and 30,069,147 shares	116,883	122,870
Common stock held in Rabbi Trust for deferred compensation	(575)	(476)
Deferred compensation payable in common stock	575	476
Retained earnings	180,588	185,900
Accumulated other comprehensive income:
Unrealized aain on securities available for sale, net	16,445	15,916

Total shareholders’ equity	313,916	324,686

Total liabilities and shareholders’ equity	$3,988,534	$3,745,949

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(Dollars in thousands, except share and per share data)	2003	2002	2003	2002

Interest income:
Loans	$30,504	$33,497	$60,795	$66,312
Federal funds sold	6	6	11	9
Interest bearing bank deposits	159	32	339	61
Securities	14,472	15,898	29,364	32,091

Total interest income	45,141	49,433	90,509	98,473

Interest expense:
Deposits	11,667	12,694	23,132	26,443
Federal funds purchased and securities sold under agreements to repurchase	713	594	1,326	1,191
Federal Home Loan Bank and other borrowings	6,722	7,537	13,429	14,681

Total interest expense	19,102	20,825	37,887	42,315

Net interest income	26,039	28,608	52,622	56,158
Provision for loan losses	19,492	2,240	21,543	4,345

Net interest income after provision for loan losses	6,547	26,368	31,079	51,813
Noninterest income:
Service charges on deposit accounts	5,571	4,781	10,701	9,446
Financial management income	488	679	1,066	1,347
Gain on sale of securities	8,286	989	9,512	4,752
Gain on sale of credit card loan portfolio	—	—	2,213	—
(Loss) income from equity method investments	(276)	23	(376)	(2,936)
Mortgage loan fees	612	409	1,284	816
Brokerage services income	812	420	1,298	1,057
Insurance services income	2,229	2,114	4,666	4,345
Trading gains	432	322	1,596	742
Bank owned life insurance	967	—	1,913	—
Gain on sale of properties	—	1,013	—	1,013
Other	1,128	944	1,946	2,040

Total noninterest income	20,249	11,694	35,819	22,622

Noninterest expense:
Salaries and employee benefits	12,554	13,208	26,311	26,105
Occupancy and equipment	3,913	4,184	8,079	8,425
Data processing	634	828	1,312	1,450
Marketing	1,161	634	2,314	1,274
Postage and supplies	1,152	1,078	2,288	2,267
Professional services	3,230	1,719	5,002	3,381
Telephone	513	568	1,116	1,114
Amortization of intangibles	77	90	162	190
Prepayment costs on borrowings	7,366	—	7,366	—
Other	2,422	1,775	5,136	4,195

Total noninterest expense	33,022	24,084	59,086	48,401

(Loss) income before income taxes	(6,226)	13,978	7,812	26,034
Income tax (benefit) expense	(2,022)	3,816	2,070	7,107

Net (loss) income	$(4,204)	$10,162	$5,742	$18,927

Net (loss) income per share:
Basic	$(0.14)	$0.33	$0.19	$0.61
Diluted	$(0.14)	$0.33	$0.19	$0.61
Weighted average shares:
Basic	29,801,059	30,829,356	29,903,170	30,814,127
Diluted	29,801,059	31,098,379	30,079,806	31,046,469

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Common Stock
			held in	Deferred
	Common Stock		Rabbi Trust for	Compensation		Accumulated Other
			Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except per share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income	Total

Balance, December 31, 2001	30,742,532	$135,167	$(388)	$388	$168,334	$5,840	$309,341
Comprehensive income:
Net income	—	—	—	—	18,927	—	18,927
Unrealized gain on securities available for sale, net	—	—	—	—	—	6,517	6,517

Total comprehensive income							25,444
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(41)	—	—	—	(41)
Deferred compensation payable in common stock	—	—	—	41	—	—	41
Cash dividends	—	—	—	—	(11,096)	—	(11,096)
Stock options exercised	87,363	953	—	—	—	—	953
Purchase and retirement of common stock	—	(244)	—	—	—	—	(244)

Balance, June 30, 2002	30,829,895	$135,876	$(429)	$429	$176,165	$12,357	$324,398

Balance, December 31, 2002	30,069,147	$122,870	$(476)	$476	$185,900	$15,916	$324,686
Comprehensive income:
Net income	—	—	—	—	5,742	—	5,742
Unrealized gain on securities available for sale, net	—	—	—	—	—	529	529

Total comprehensive income							6,271
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(99)	—	—	—	(99)
Deferred compensation payable in common stock	—	—	—	99	—	—	99
Cash dividends	—	—	—	—	(11,054)	—	(11,054)
Stock options exercised	55,701	772	—	—	—	—	772
Purchase and retirement of common stock	(365,000)	(6,759)	—	—	—	—	(6,759)

Balance, June 30, 2003	29,759,848	$116,883	$(575)	$575	$180,588	$16,445	$313,916

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30

(Dollars in thousands)	2003	2002

Cash flows from operating activities:
Net income	$5,742	$18,927
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	21,543	4,345
Depreciation	4,591	4,969
Amortization of intangibles	162	190
Premium amortization and discount accretion, net	3,232	(28)
Net gain on securities available for sale transactions	(9,512)	(4,752)
Net (gain) loss on sale of foreclosed assets	(10)	65
Net gain on sale of premises and equipment	(3)	(1,013)
Gain on sale of credit card loan portfolio	(2,213)	—
Loss from equity method investments	376	2,936
Origination of mortgage loans held for sale	(248,993)	(35,102)
Proceeds from sale of mortgage loans held for sale	130,231	40,949
(Increase) decrease in other assets	(653)	1,359
(Decrease) increase in other liabilities	(16,596)	3,543

Net cash (used in) provided by operating activities	(112,103)	36,388

Cash flows from investing activities:
Proceeds from sales of securities available for sale	846,513	384,785
Proceeds from maturities of securities available for sale	280,203	150,146
Purchase of securities available for sale	(1,277,433)	(548,130)
Net increase in loans	(72,168)	(181,481)
Proceeds from sale of loans	40,220	—
Proceeds from sales of other real estate	7,144	1,771
Net purchases of premises and equipment	(5,745)	(3,063)
Sale of credit card portfolio	13,242	—

Net cash used in investing activities	(168,024)	(195,972)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	258,154	26,144
Net (decrease) increase in certificates of deposit	(22,251)	73,870
Net increase in securities sold under repurchase agreements and other borrowings	34,155	39,240
Purchase and retirement of common stock	(6,759)	(244)
Proceeds from issuance of common stock	772	953
Dividends paid	(11,054)	(11,096)

Net cash provided by financing activities	253,017	128,867

Net decrease in cash and cash equivalents	(27,110)	(30,717)
Cash and cash equivalents at beginning of period	169,850	141,465

Cash and cash equivalents at end of period	$142,740	$110,748

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,906	$42,709
Cash paid for income taxes	12,501	7,163
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate	3,739	1,989
Unrealized loss on securities available for sale (net of tax effect of $325 and $4,175 for the six months ended June 30, 2003 and 2002, respectively)	529	6,517
Loans held for sale securitized and transferred to the securities available for sale portfolio	231,587	—
Allowance related to loans sold	20,783	—

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      First Charter Corporation (the “Corporation”) is a regional financial services company with assets of approximately $4.0 billion and is the holding company for First Charter Bank (“FCB” or the “Bank”). FCB is a full-service bank and trust company with 53 financial centers and five insurance offices located in 17 counties throughout the piedmont and western half of North Carolina. FCB also maintains one mortgage origination office in Virginia. FCB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

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

      The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for interim periods. All such adjustments were of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform with the current period presentation. Such reclassifications have no effect on net (loss) income or shareholders’ equity as previously reported.

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

      In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact to the Corporation upon adoption.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 requires the Corporation to retroactively restate its previously issued 2002 interim financial statements, to reverse SFAS No. 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation adopted SFAS No. 147 on October 1, 2002. The Corporation had $12.1 million of SFAS No. 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002 and the reversal of $239,000 ($173,000 after-tax) and $478,000 ($346,000 or $0.01 diluted earnings per share, after-tax) of amortization expense for the three and six months ended June 30, 2002, respectively. In accordance with SFAS No. 147, the Corporation performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. The Corporation will perform an annual impairment test of the goodwill in 2003 and thereafter.

      In October 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, (FASB Interpretation No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which establishes disclosure standards for a guarantor about its obligations under certain guarantees that it has issued. Under FASB Interpretation No. 45 a guarantor is required to disclose the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The guarantor is also required to disclose the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The initial recognition and measurement of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accordingly, the Corporation adopted these provisions of FASB Interpretation No. 45 on January 1, 2003. The impact to the Corporation upon adoption was immaterial. The disclosure requirements in FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions in 2002 and has made the relevant disclosures in Note Eleven of the accompanying consolidated financial statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net (loss) income of an entity’s accounting policy with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 (APB No. 28), “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation currently has no plans to change its accounting for stock-based employee compensation. The disclosure provisions of this statement, except for the amendment of APB No. 28, are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on December 31, 2002 and these disclosures are presented in the notes to the consolidated financial statements. The provisions of this statement related to the amendment of APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on January 1, 2003, and these disclosures are presented in the notes to the consolidated financial statements.

      In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, (FASB Interpretation No. 46), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities by business enterprises. Variable interest entities are equity interests that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of expected losses if they occur, receive a majority of the entity’s residual returns if they occur, or both. The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FASB Interpretation No. 46 an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FASB Interpretation No. 46 will be effective for the Corporation beginning July 1, 2003. Accordingly, the Corporation adopted FASB Interpretation No. 46 on July 1, 2003, with no material effect on its consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS No. 133). This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of when-issued securities or other securities that do not yet exist, this Statement is effective for both existing contracts and new contracts entered into after June 30, 2003. All provisions of this Statement should be applied prospectively. Accordingly, the Corporation adopted SFAS No. 149 on July 1, 2003, with no material effect on its consolidated financial statements.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Accordingly, the Corporation adopted SFAS No. 150 on July 1, 2003, with no material effect on its consolidated financial statements. There were no financial instruments issued between June 1, 2003 and June 30, 2003 to which SFAS No. 150 applied.

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

Note Two — Net (loss) income Per Share

      Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were issued. The numerators of the basic net (loss) income per share computations are the same as the numerators of the diluted net (loss) income per share computations for all periods presented.

      A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Basic weighted average number of common shares outstanding	29,801,059	30,829,358	29,903,170	30,814,127
Dilutive effect arising from potential common stock	—	269,024	176,636	232,342

Diluted weighted average number of common shares outstanding	29,801,059	31,098,379	30,079,806	31,046,469

      Due to the net loss position for the three months ended June 30, 2003, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, diluted net loss per share is calculated using the basic weighted average shares to avoid anti-dilution. If the Corporation had not incurred a net loss for the three months ended June 30, 2003, 170,900 shares would have been added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding. The effects of stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. In the three and six months ended June 30, 2003, options to purchase 1.7 million and 1.6 million shares, respectively, compared to 1.0 million and 1.0 million for the comparable 2002 periods, were outstanding but not included in the computation of earnings per share because they were antidilutive.

      The Corporation paid cash dividends of $0.185 per share and $0.18 per share for the three months ended June 30, 2003 and 2002, respectively, and paid cash dividends of $0.37 and $0.36 for the six months ended June 30, 2003 and 2002, respectively.

Note Three — Goodwill and Other Intangible Assets

      The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements(1)	$946	$806	$946	$744
Customer lists(1)	417	120	417	106
Mortgage servicing rights(1)	5,978	4,273	4,643	3,165
Branch acquisitions(2)	1,110	1,011	1,110	925

Total	$8,451	$6,210	$7,116	$4,940

Unamortized intangible assets:
Goodwill(3)	$18,093	$—	$18,093	$—

(1)	Noncompete agreements, customer lists and mortgage servicing rights are recorded in the Other Operating Segments as described in the 2002 Annual Report on Form 10-K.

(2)	Branch acquisition intangible assets are recorded in the FCB segment as described in the 2002 Annual Report on Form 10-K.

(3)	Goodwill is recorded in the Other Operating Segments as described in the 2002 Annual Report on Form 10-K.

      There was no change in the gross carrying amount of goodwill at June 30, 2003 compared to December 31, 2002.

      Amortization expense, excluding amortization of mortgage servicing rights, totaled $77,000 and $162,000 for the three months and six months ended June 30, 2003, respectively, compared to $90,000 and $190,000 for the comparable 2002 periods.

      The following table presents the estimated amortization expense for intangible assets for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and 2008 and thereafter:

	Noncompete	Customer	Mortgage	Branch
(Dollars in thousands)	Agreements	Lists	Servicing Rights	Acquisitions	Total

2003	$117	$28	$1,661	$171	$1 ,977
2004	85	28	654	14	781
2005	—	28	241	—	270
2006	—	28	109	—	137
2007	—	28	73	—	102
2008 and after	—	171	69	—	240

Total	$202	$311	$2,809	$185	$3,506

      There was no adjusted effect of goodwill amortization on net (loss) income and on basic and diluted (loss) earnings per share for both the three months and six months ended June 30, 2003 and 2002.

      The following tables present the adjusted effect of goodwill amortization on net income and on basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000:

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

Note Four — Loans and Loans Held for Sale

      The Corporation’s primary market area includes North Carolina, and predominately centers around the Metro region of Charlotte, North Carolina. At June 30, 2003, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.

      Loans at June 30, 2003 and December 31, 2002 were:

	June 30, 2003		December 31, 2002

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$765,303	37.0%	$798,664	38.6%
Commercial non real estate	212,753	10.3	223,178	10.8
Construction	209,926	10.2	215,859	10.4
Mortgage	257,236	12.5	237,085	11.4
Consumer	271,734	13.2	280,201	13.5
Home equity	347,716	16.8	317,730	15.3

Total	$2,064,668	100.0%	$2,072,717	100.0%

      The following is a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Balance, beginning of period	$26,495	$26,576	$27,204	$25,843

Provision for loan losses	19,492	2,240	21,543	4,345
Allowance related to loans sold	(20,236)	—	(20,783)	—
Charge-offs	(2,448)	(1,778)	(4,914)	(3,335)
Recoveries	341	175	594	360

Net charge-offs	(2,107)	(1,603)	(4,320)	(2,975)

Balance, June 30	$23,644	$27,213	$23,644	$27,213

      During the second quarter of 2003, $60.9 million in nonaccruing and accruing higher risk loans were sold to investors, which reduced the allowance for loan losses $20.2 million. In addition, the Corporation’s $11.7 million credit card portfolio was sold during the first quarter of 2003, which reduced the allowance for loan losses $0.5 million.

      Loans held for sale are carried at the lower of aggregate cost or market. Loans held for sale were $45.3 million and $158.4 million at June 30, 2003 and December 31, 2002, respectively. Loans held for sale consists primarily of 15 and 30 year mortgages which the Corporation intends to sell as whole loans or to securitize in order to improve its liquidity position. No valuation allowance to reduce these loans to lower of cost or market was required at June 30, 2003 and December 31, 2002.

      During the second quarter of 2003, $102.1 million of mortgage loans held for sale were securitized and are classified as mortgage backed securities in the securities available for sale portfolio.

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

	June 30	December 31
(Dollars in thousands)	2003	2002

Nonaccrual loans	$11,144	$26,467
Other real estate owned	6,866	10,278

Total nonperforming assets	18,010	36,745

Loans 90 days or more past due and still accruing	312	—

Total nonperforming assets and loans 90 days or more past due and still accruing	$18,322	$36,745

      The recorded investment in individually impaired loans was $3.0 million (all of which were on nonaccrual status) and $17.9 million (all of which were on nonaccrual status) at June 30, 2003 and December 31, 2002, respectively. The related allowance for loan losses on these loans was $0.4 million and $4.8 million at June 30, 2003 and December 31, 2002, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2003 and 2002 was $17.7 million and $23.6 million, respectively.

Note Five — Stock Repurchase Program

      On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. During the six months ended June 30, 2003, the Corporation repurchased 365,000 shares of its common stock at an average per-share price of $18.44, which reduced shareholders’ equity by $6.7 million. As of June 30, 2003, the Corporation had repurchased a total of 1.2 million shares of its common stock at an average per-share price of $17.35 under this authorization, which reduced shareholders’ equity by $20.4 million.

Note Six — Trading Activity

      The Corporation engages in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio. Under these agreements the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. For the three and six months ended June 30, 2003, the Corporation recognized income of $0.4 million and $1.6 million, respectively, from writing covered call options. The Corporation recognized income of $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2002 from writing covered call options. There were no written covered call options outstanding at June 30, 2003.

Note Seven — Related Party Transactions

      In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

      During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact will receive a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty four-month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and Mr. Godbold will receive commissions from Impact based on fees earned by Impact. Management believes that the transaction was at arms-length. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction, reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved and ratified the transaction. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. For the three and six months ended June 30, 2003, the Corporation received revenues of approximately $1.9 million and $3.5 million, respectively, which resulted in fees of $274,000, and $510,000, respectively, to Impact and resulted in Impact paying commissions to GFA and Mr. Godbold of $192,000 and $358,000, respectively. For the three and six months ended June 30, 2002, the Corporation received revenues of approximately $1.2 million and $2.2 million, respectively, which resulted in fees of $180,000 and $221,000, respectively, to Impact and resulted in Impact paying commissions to GFA and Mr. Godbold of $126,000 and $155,000, respectively.

Note Eight — Business Segment Information

      Refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 for information with respect to the Corporation’s policies for defining and accounting for its segments. Financial information by segment for the six months ended June 30, 2003 and 2002 is as follows:

	June 30, 2003

		Other Operating
(Dollars in thousands)	FCB	Segments(1)	Other (2)	Totals

Total interest income	$90,229	$246	$34	$90,509
Total interest expense	37,604	—	283	37,887

Net interest income	52,625	246	(249)	52,622
Provision for loan losses	21,543	—	—	21,543
Total noninterest income	27,697	8,401	(279)	35,819
Total noninterest expense	50,222	8,828	36	59,086

Net income (loss) before income taxes	8,557	(181)	(564)	7,812
Income taxes expense (benefit)	2,267	(47)	(150)	2,070

Net income (loss)	$6,290	$(134)	$(414)	$5,742

Total loans, net	$2,039,061	$1,754	$—	$2,040,815
Total assets	3,903,577	59,304	25,653	3,988,534

	June 30, 2002

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$98,242	$115	$116	$98,473
Total interest expense	42,020	—	295	42,315

Net interest income	56,222	115	(179)	56,158
Provision for loan losses	4,345	—	—	4,345
Total noninterest income	16,731	7,562	(1,671)	22,622
Total noninterest expense	40,108	8,227	66	48,401

Net income (loss) before income taxes	28,500	(550)	(1,916)	26,034
Income taxes expense (benefit)	7,780	(150)	(523)	7,107

Net income (loss)	$20,720	$(400)	$(1,393)	$18,927

Total loans, net	$2,094,194	$2,672	$—	$2,096,866
Total assets	3,436,939	15,642	38,151	3,490,732

(1)	Included in other operating segments are revenues, expenses and assets of insurance services, brokerage, mortgage and financial management.

(2)	Included in “other” are revenues, expenses and assets of the parent company and eliminations.

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

      At June 30, 2003 and December 31, 2002 the total book value of equity method investments was $2.4 million and $3.8 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $2.4 million, $1.0 million represents investments in venture capital partnerships, which invest primarily in equity securities. The remaining $1.4 million is invested in Small Business Investment Companies (“SBICs”), which make debt investments that qualify for the investment test under the Community Reinvestment Act. At June 30, 2003, the Corporation’s remaining commitment to fund the equity method investments was $1.8 million and represented commitments to three venture funds that are SBICs. These three venture funds primarily make debt investments in established companies that have a minimum of $5 million in annual revenue. These remaining commitments are callable in 2003.

Note Ten — Stock-Based Compensation

      The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The pro forma impact on net (loss) income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment to FASB Statement No. 123”, is disclosed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Net (loss) income, as reported	$(4,204)	$10,162	$5,742	$18,927
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	703	776	1,468	1,651

Pro forma net (loss) income	$(4,907)	$9,386	$4,274	$17,276

(Loss) earnings per share:
Basic-as reported	$(0.14)	$0.33	$0.19	$0.61

Basic-pro forma	$(0.16)	$0.30	$0.14	$0.56

Diluted-as reported	$(0.14)	$0.33	$0.19	$0.61

Diluted-pro forma	$(0.16)	$0.30	$0.14	$0.56

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

      At June 30, 2003, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $295.7 million, loan commitments totaling $316.5 million and standby letters of credit aggregating $10.9 million. Of the $295.7 million of preapproved unused lines of credit, $32.9 million were at fixed rates and $262.8 million were at floating rates. Of the $316.5 million of loan commitments, $55.4 million were at fixed rates and $261.1 million were at floating rates. Of the $10.9 million of standby letters of credit, $9.7 million expire in less than one year and $1.2 million expire in one to three years. The fair value at June 30, 2003 of standby letters of credit issued or modified during the three and six months ended June 30, 2003 was considered immaterial. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not be limited to, accounts receivable, inventory and commercial and residential real estate.

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

      The Corporation’s total comprehensive income for the six months ended June 30, 2003 and 2002 was $6.3 million and $25.4 million, respectively. Information concerning the Corporation’s other comprehensive income for the six months ended June 30, 2003 and 2002 is as follows:

	For the Six Months Ended June 30,

	2003			2002

				Before Tax
(Dollars in thousands)	Before Tax Amount	Tax Effect	After Tax Amount	Amount	Tax Effect	After Tax Amount

Unrealized gains on securities:
Unrealized gains arising during period	$10,366	$4,035	$6,331	$15,444	$6,028	$9,416
Less:
Reclassification for realized gains	9,512	3,710	5,802	4,752	1,853	2,899

Unrealized gains, net of reclassification	$854	$325	$529	$10,692	$4,175	$6,517

Other comprehensive income	$854	$325	$529	$10,692	$4,175	$6,517

Note Thirteen — Subsequent Event

      On July 7, 2003, the Corporation purchased a third party benefits administrator in a stock transaction. The purchase price delivered at closing consisted of First Charter common stock valued at $1.32 million, and the agreement contemplates additional common stock payments based on the post closing performance of the business. The value of such additional payments, if earned, is expected to total approximately $880,000. This acquisition was accounted for as a purchase. Accordingly, the results of operations of this entity will be included in the consolidated results of operations of the Corporation from the date of the acquisition.

      On July 31, 2003, the Corporation completed the acquisition of Piedmont Insurance Agency, Inc., a North Carolina based insurance company, which was merged into First Charter Insurance Services. The purchase price consisted of $800,000 in cash and was accounted for as a purchase. The purchase agreement also contemplates additional cash payments based on the post-closing performance of the acquired business. Such payments, if earned, are expected to total approximately $784,000.

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

      Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected results in connection with the implementation of our business plan are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the company does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) legislation or regulatory requirements or changes thereto adversely affect the businesses in which the company is engaged; (9) regulatory compliance cost increases are greater than expected; and (10) decisions to change the business mix of the company.

Overview

      The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, FCB. The Corporation’s principal executive offices are located in Charlotte, North Carolina. FCB is a full service bank and trust company with 53 financial centers and five insurance offices located in 17 counties throughout the piedmont and western half of North Carolina. As of June 30, 2003, the Corporation and its subsidiaries owned 35 of those financial center locations, leased 18 of those financial center locations and leased the five insurance offices. The Corporation also leases a facility in Reston, Virginia for the origination of real estate loans, as well as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans.

      The Corporation’s primary market area is located within North Carolina and predominately centers around the Metro region of Charlotte, North Carolina, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-first largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. As of June 30, 2003 the unemployment rate for the Charlotte Metro region was 6.6 percent compared to 6.8 percent for the state of North Carolina. The Corporation believes that it is not dependent on any one or a few types of commerce due to the economic diversity in the region.

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

      In addition, through First Charter Brokerage Services, a subsidiary of FCB, the Corporation offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates six other subsidiaries: First Charter Insurance Services, Inc., First Charter of Virginia Realty Investments, Inc., First Charter Realty Investments, Inc., FCB Real Estate, Inc., First Charter Real Estate Holding, LLC, and First Charter Leasing, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter of Virginia Realty Investments, Inc. is a Virginia corporation engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. FCB Real Estate, Inc. is a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC is a North Carolina limited liability company. First Charter Leasing, Inc. is a North Carolina corporation, which leases commercial equipment. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

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

      At June 30, 2003 and December 31, 2002 the total book value of equity method investments was $2.4 million and $3.8 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $2.4 million, $1.0 million represents investments in venture capital partnerships, which invest primarily in equity securities. The remaining $1.4 million is invested in Small Business Investment Companies (“SBICs”), which make debt investments that qualify for the investment test under the Community Reinvestment Act. At June 30, 2003, the Corporation’s remaining commitment to fund the equity method investments was $1.8 million and represented commitments to three venture funds that are SBICs. These three venture funds primarily make debt investments in established companies that have a minimum of $5 million in annual revenue. These remaining commitments are callable in 2003.

Results of Operations

      Refer to Table One for quarterly selected financial data.

Earnings Summary

      The results of operations were affected during the second quarter of 2003 by the sale of $60.9 million in nonaccruing and accruing higher risk loans to investors (the “June Loan Sale”). The rationale for these sales was to improve the asset quality of the loan portfolio and to contain the financial risk of the aforementioned loans. Management estimates that the Corporation will eliminate significant future collection costs while allowing the Corporation to focus additional efforts on growing core business. The effect of the June Loan Sale is discussed in more detail throughout this section. In particular, the June Loan Sale resulted in an increased provision for loan losses and has impacted various of the Corporation’s asset quality ratios.

      Net loss amounted to $4.2 million, or $0.14 per diluted common share, for the three months ended June 30, 2003, compared to net income of $10.2 million, or $0.33 per diluted common share, for the three months ended June 30, 2002. Net (loss) income for the three months ended June 30, 2003 and 2002 includes certain selected items as described in the following paragraph. The decrease in net income was primarily due to (i) a $17.3 million increase in the provision for loan losses arising from the June Loan Sale and from current adverse business conditions, (ii) an $8.9 million increase in noninterest expense which was due to the following factors: prepayment cost associated with the refinancing of $50 million of fixed term advances, increased professional fees primarily associated with the June Loan Sale and increased marketing expense associated with the implementation of the Checking Account Marketing Program (“CHAMP”), a strategy for developing new customer relationships and (iii) a $2.6 million decrease in net interest income resulting from a decrease in interest income due to lower interest income on earning assets partially offset by a decrease in interest expense resulting from the continued effects of a declining interest rate environment. This decrease was partially offset by (i) an $8.6 million increase in noninterest income resulting from gains on sale of securities, income recognized from the Corporation’s investment in bank owned life insurance (“BOLI”), growth in services charges on deposit accounts, higher trading gains, increases in brokerage revenues, mortgage loan fees and insurance services income and (ii) a $5.8 million decrease in income tax expense due to a net loss recognized in the second quarter of 2003.

      Net (loss) income for the three months ended June 30, 2003 and 2002 includes certain selected items, which are set forth in Table Two. These selected items are included in net (loss) income and should be considered in a year over year analysis of results of operations. For the three months ended June 30, 2003, selected items primarily consisted of (i) an $8.3 million gain on the sale of securities, (ii) $7.4 million of prepayment costs on borrowings, (iii) $0.4 million of income from trading gains and (iv) a $0.3 loss on equity method investments. For the three months ended June 30, 2002, selected items primarily consisted of (i) a $1.0 million gain recognized on the sale of excess bank property, (ii) a $1.0 million gain on the sale of securities and (iii) $0.3 million of income from trading gains.

      Net income amounted to $5.7 million, or $0.19 per diluted common share, for the six months ended June 30, 2003, compared to $18.9 million, or $0.61 per diluted common share, for the six months ended June 30, 2002. Net income for the six months ended June 30, 2003 and 2002 includes certain selected items as described in the following paragraph. The decrease in net income was primarily due to (i) a $17.2 million increase in the provision for loan losses arising from the June Loan Sale and from current adverse business conditions, (ii) a $10.7 million increase in noninterest expense which was due to the following factors: prepayment cost associated with the refinancing of $50 million of fixed term advances, increased professional fees primarily associated with the June Loan Sale and increased marketing expense associated with the implementation of CHAMP and (iii) a $3.5 million decrease in net interest income resulting from a decrease in interest income due to lower interest income on earning assets partially offset by a decrease in interest expense resulting from the continued effects of a declining interest rate environment. This decrease was partially offset by (i) a $13.2 million increase in noninterest income resulting from gains on sale of securities, income recognized from the Corporation’s investment in BOLI, growth in services charges on deposit accounts, higher trading gains, increases in brokerage revenues, mortgage loan fees and insurance services and (ii) a $5.0 million decrease in income tax expense due to a decrease in taxable income and the effective tax rate.

      Net income for the six months ended June 30, 2003 and 2002 includes certain selected items, which are set forth in Table Two. These selected items are included in net income and should be considered in a year over year analysis of results of operations. For the six months ended June 30, 2003, selected items primarily consisted of (i) a $9.5 million gain on the sale of securities, (ii) a $ 2.2 million gain on the sale of credit card loans, (iii) $1.6 million of income from trading gains, (iv) $7.4 million of prepayment costs on borrowings and (v) a $0.4 million net loss on equity method investments. For the six months ended June 30, 2002, selected items primarily consisted of (i) a $4.8 million gain on the sale of securities, (ii) a $1.0 million gain recognized on the sale of excess bank property, (iii) $0.7 million of income from trading gains and (iv) a $2.9 loss on equity method investments.

Table One

Selected Financial Data

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Income statement
Interest income	$45,141	$49,433	$90,509	$98,473
Interest expense	19,102	20,825	37,887	42,315

Net interest income	26,039	28,608	52,622	56,158
Provision for loan losses	19,492	2,240	21,543	4,345
Noninterest income	20,249	11,694	35,819	22,622
Noninterest expense	33,022	24,084	59,086	48,401

(Loss) income before income taxes	(6,226)	13,978	7,812	26,034
Income tax (benefit) expense	(2,022)	3,816	2,070	7,107

Net (loss) income	$(4,204)	$10,162	$5,742	$18,927

Per common share
Basic net (loss) income	$(0.14)	$0.33	$0.19	$0.61
Diluted net (loss) income	(0.14)	0.33	0.19	0.61
Cash dividends declared	0.185	0.180	0.370	0.360
Period-end book value	10.55	10.52	10.55	10.52
Average shares outstanding — basic	29,801,059	30,829,356	29,903,170	30,814,127
Average shares outstanding — diluted	29,801,059	31,098,379	30,079,806	31,046,469
Ratios
Return on average shareholders’ equity(1)	(5.04)%	12.64%	0.30%	11.84%
Return on average assets(1)	(0.42)	1.17	3.47	1.11
Net interest margin(1)	2.92	3.64	3.03	3.66
Average loans to average deposits	86.51	93.26	87.60	92.06
Average equity to average assets	8.38	9.24	8.56	9.38
Efficiency ratio (2)	85.66	60.22	73.74	64.18
Dividend payout	(131.14)	54.55	193.83	59.02
Selected period end balances
Securities available for sale	$1,518,918	$1,104,995	$1,518,918	$1,104,995
Loans held for sale	45,311	1,486	45,311	1,486
Loans	2,064,668	2,124,333	2,064,668	2,124,333
Allowance for loan losses	23,644	27,213	23,644	27,213
Total assets	3,988,534	3,490,732	3,988,534	3,490,732
Total deposits	2,558,549	2,262,959	2,558,549	2,262,959
Borrowings	1,076,595	847,752	1,076,595	847,752
Total liabilities	3,674,618	3,166,334	3,674,618	3,166,334
Total shareholders’ equity	313,916	324,398	313,916	324,398
Selected average balances
Loans	2,140,412	2,077,276	2,122,314	2,028,387
Earning assets	3,648,447	3,219,752	3,561,743	3,157,037
Total assets	3,990,872	3,491,868	3,903,019	3,435,268
Total deposits	2,519,240	2,230,620	2,449,733	2,207,434
Borrowings	1,084,288	888,826	1,067,555	857,776
Total shareholders’ equity	334,537	322,508	334,007	322,270

(1)	Annualized

(2)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

      The following table presents a schedule of selected items included in net (loss) income for the three and six months ended June 30, 2003 and 2002:

Table Two

Selected Items

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(Dollars in thousands)	2003	2002	2003	2002

Selected items included in earnings
Noninterest income
Gain on sale of securities	$8,286	$989	$9,512	$4,752
Gain on sale of credit card portfolio	—	—	2,213	—
Equity investment write down	—	—	—	(20)
Equity method (loss) income	(276)	23	(376)	(2,936)
Trading gains	432	322	1,596	742
Gain on sale of property	—	1,013	—	1,013
Noninterest expense
Prepayment costs on borrowings	(7,366)	—	(7,366)	—

Business Segments

      For the six months ended June 30, 2003 and 2002 the Corporation only had one reportable segment, FCB. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Other operating segments include brokerage, insurance, mortgage and financial management, which provides comprehensive financial planning, funds management and investments.

      The following table for First Charter’s reportable business segment compares total income for the six months ended June 30, 2003 to the same period last year:

Table Three

Business Segment Net Income (Loss)

	For the Six Months
	Ended June 30

(Dollars in thousands)	2003	2002

FCB	$6,290	$20,720
Other operating segments	(134)	(400)
Other	(414)	(1,393)

Total consolidated	$5,742	$18,927

      FCB’s net income was $6.3 million for the six months ended June 30, 2003 compared to $20.7 million for the corresponding period in 2002. The decrease was primarily due to (i) a $17.2 million increase in the provision for loan losses arising from the June Loan Sale and from current adverse business conditions, (ii) a $10.1 million increase in noninterest expense which was due to the following factors: prepayment cost associated with the refinancing of $50 million of fixed term advances, increased professional fees primarily associated with the June Loan Sale and increased marketing expense associated with the implementation of CHAMP and (iii) a $3.6 million decrease in net interest income due to lower interest income on earning assets partially offset by a decrease in interest expense resulting from the continued effects of a declining interest rate environment. This decrease was partially offset by (i) an $11.0 million increase in noninterest income resulting from gains on sale of debt securities, income recognized from the Corporation’s investment in BOLI, growth in service charges on deposit accounts and higher trading gains and (ii) a $5.5 million decrease in income tax expense due to a decrease in taxable income and the effective tax rate.

      Other operating segments reported a net loss of $0.1 million for the six months ended June 30, 2003 compared to a net loss of $0.4 million for the corresponding period in 2002. The decrease in net loss was primarily due to higher noninterest income due to increases in brokerage services revenues, mortgage fee income and insurance services. The increases were partially offset by increased noninterest expense due to higher incentive compensation based on the increases in noninterest income.

      Other reported a net loss of $0.4 million for the six months ended June 30, 2003 compared to a net loss of $1.4 million for the same year ago period. The decrease in net loss was primarily due to a $2.9 million net loss on equity method investments during the six months ended June 30, 2002 versus a net loss of $0.4 million for the six months ended June 30, 2003. In addition, the six months ended June 30, 2002 included $1.2 million from gains on sale of equity securities.

Net Interest Income

      An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and six months ended June 30, 2003 and 2002 is presented in Tables Four and Five. The changes in net interest income (on a taxable-equivalent basis) for the three and six months ended June 30, 2003 and 2002 are analyzed in Tables Six and Seven.

      Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. Net interest income amounted to $26.0 million for the three months ended June 30, 2003, a decrease of $2.6 million from net interest income of $28.6 million for the same period in 2002. The decrease was primarily due to lower yields on earning assets resulting from the continued effects of a declining interest rate environment. In addition, the Corporation sold $70 million in bonds in the fourth quarter of 2002 and reinvested the proceeds into BOLI, to help offset the rise in employee benefit costs. This investment is classified as an other asset on the balance sheet, and the income is recognized as other noninterest income rather than being recognized as interest income. For the second quarter of 2003, income earned on BOLI amounted to approximately $1.0 million, which is nontaxable. On a taxable equivalent basis, income from BOLI was approximately $1.5 million for an annualized taxable equivalent yield of 8.46 percent. Also, the mortgage-backed securities portfolio has produced lower effective yields due to increased prepayment speeds and amortization of premiums. In order to stabilize cash flows and to improve effective yields in this portfolio, the Corporation sold approximately $371.7 million of these mortgage-backed securities. These proceeds were reinvested in mortgage-backed securities of a lower current coupon, which the Corporation expects will stabilize cash flows and should ultimately result in higher effective book yields. The decrease in net interest income was partially offset by a $1.7 million decrease in interest expense due to a decline in interest rates across the yield curve and the refinancing of $100 million of fixed-term advances during the fourth quarter of 2002.

      Net interest income amounted to $52.6 million for the six months ended June 30, 2003, a decrease of $3.5 million from net interest income of $56.2 million for the same period in 2002. Net interest income decreased primarily due to (i) lower interest income on earning assets resulting from the continued effects of a declining interest rate environment, (ii) lower yielding mortgage-backed securities due to increased prepayment speeds resulting in lower reinvestment yields on increased cash flows plus the acceleration of amortization of premiums and (iii) the effects of the sale of $70 million of bonds to purchase BOLI, the income from which is recognized as noninterest income. The decrease in net interest income was partially offset by a $4.4 million decrease in interest expense due to a decline in interest rates across the yield curve and the refinancing of $100 million of fixed-term advances during the fourth quarter of 2002.

      Average interest earning assets increased approximately $428.7 million to $3.65 billion for the three months ended June 30, 2003 compared to $3.22 billion for the same 2002 period. This increase was partially due to a $281.9 million increase in the Corporation’s average securities available for sale. The increase in average securities available for sale was due to the securitization of $102.1 million of mortgage loans held for sale and net purchases of securities used to increase earning assets. The Corporation increased its securities available for sale early in the first quarter of 2003 to offset the effects of slowing loan growth. Average interest earning assets also increased due to growth in the Corporation’s average loan and loans held for sale portfolio, which increased $99.0 million. The increase in average loans and loans held for sale was partially offset by the June Loan Sale and the securitization of $102.1 million of mortgage loans held for sale.

      Average interest earning assets increased approximately $404.7 million to $3.56 billion for the six months ended June 30, 2003 compared to $3.16 billion for the same 2002 period. This increase was partially due to a $238.4 million increase in the Corporation’s average securities available for sale. The increase in average securities available for sale was due to the securitization of $230.6 million of mortgage loans held for sale and net purchases of securities used to increase earning assets. The Corporation increased its securities available for sale early in the first quarter of 2003 to offset the effects of slowing loan growth. Average interest earning assets also increased due to growth in the Corporation’s average loan and loans held for sale portfolio, which increased $113.8 million. The increase in average loans and loans held for sale was partially offset by the June Loan Sale, the sale of $11.7 million of credit card loans and the securitization of $230.6 million of mortgage loans held for sale. The decrease in average yield on interest earning assets to 5.02 percent and 5.18 percent for the three and six months ended June 30, 2003, respectively, compared to 6.24 percent and 6.36 percent for the same 2002 periods, resulted principally from the decrease in the average prime rate to 4.25 percent for both the three and six months ended June 30, 2003 from 4.75 percent for both the three and six months ended June 30, 2002. The decrease in the average prime rate is attributable to the Federal Reserve’s 50 basis point decrease in the Fed Funds rate during the fourth quarter of 2002 and 25 basis point decrease late in the second quarter of 2003. The effect of the Federal Reserve’s 25 basis point decrease in the Fed Funds rate late in the second quarter of 2003 is expected to further compress the average yield in future periods. The average yield earned on loans was 5.63 percent and 5.74 percent for the three and six months ended June 30, 2003, respectively, compared to 6.49 percent and 6.61 percent for the same 2002 periods.

      In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities of $427.5 million to $3.29 billion for the three months ended June 30, 2003 and an increase of $404.9 million to $3.21 billion for the first six months of 2003 as compared to the same periods in 2002, due to (i) the use of Federal Home Loan Bank (“FHLB”) advances to fund growth in earning assets and (ii) increases in deposits primarily due to CHAMP and the recently introduced Money Market Max accounts, which are described in more detail under the heading “Deposits”. The average rate paid on interest bearing liabilities decreased to 2.33 percent and 2.38 percent for the three and six months ended June 30, 2003, respectively, compared to 2.92 percent and 3.04 percent in the same 2002 periods, primarily due to a decline in short-term interest rates. The average rate paid on interest-bearing deposits was 2.12 percent and 2.17 percent for the three and six months ended June 30, 2003, respectively, down from 2.58 percent and 2.73 percent in the same 2002 periods. Similarly, the rate paid on other borrowed funds decreased to 2.75 percent and 2.79 percent for the three and six months ended June 30, 2003, respectively, compared to 3.67 percent and 3.73 percent in the same 2002 periods.

      The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 72 basis points to 2.92 percent and 63 basis points to 3.03 percent for the three and six months ended June 30, 2003, respectively, compared to 3.64 percent and 3.66 percent in the same 2002 periods. This decrease reflects the impact of the declining interest rate environment, which had a negative impact on the net interest margin as assets repriced faster than liabilities due to the asset sensitive nature of the balance sheet. In addition, assets added to the balance sheet during 2002 and 2003 have been added at rates below the weighted average yield of assets previously on the balance sheet.

      The following table includes for the three months ended June 30, 2003 and 2002 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Four

Average Balances and Net Interest Income Analysis

	Second Quarter 2003			Second Quarter 2002

		Interest	Average		Interest	Average
		Income/	Yield/Rate		Income/	Yield/Rate
(Dollars in thousands)	Average Balance	Expense	Paid (5)	Average Balance	Expense	Paid (5)

Interest earning assets:
Loans and loans held for sale(1)(2)(3)	$2,179,291	$30,593	5.63%	$2,080,227	$33,656	6.49%
Securities — taxable	1,338,982	13,619	4.07	1,047,779	14,926	5.70
Securities — nontaxable	73,509	1,312	7.14	82,773	1,495	7.23
Federal funds sold	2,074	6	1.13	1,075	5	1.88
Interest bearing bank deposits	54,591	159	1.17	7,898	33	1.70

Total earning assets (4)	3,648,447	45,689	5.02	3,219,752	50,115	6.24

Cash and due from banks	80,131			88,518
Other assets	262,294			183,598

Total assets	$3,990,872			$3,491,868

Interest bearing liabilities:
Demand deposits	796,511	2,409	1.21	583,730	1,364	0.94
Savings deposits	120,581	152	0.50	118,161	334	1.13
Other time deposits	1,285,266	9,106	2.84	1,268,420	10,996	3.48
Other borrowings	1,084,288	7,435	2.75	888,826	8,131	3.67

Total interest bearing liabilities	3,286,646	19,102	2.33	2,859,137	20,825	2.92

Noninterest bearing sources:
Noninterest bearing deposits	316,882			260,309
Other liabilities	52,807			49,914
Shareholders’ equity	334,537			322,508

Total liabilities and shareholders’ equity	$3,990,872			$3,491,868

Net interest spread			2.69			3.32
Impact of noninterest bearing sources			0.23			0.32

Net interest income/ net interest margin		$26,587	2.92%		$29,290	3.64%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of approximately $429 and $469 for the second quarter of 2003 and 2002, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the second quarter of 2003 and 2002. The adjustments made to convert to a taxable-equivalent basis were $548 and $682 for the second quarter of 2003 and 2002, respectively.

(5)	Annualized

      The following table includes for the six months ended June 30, 2003 and 2002 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Five

Average Balances and Net Interest Income Analysis

	Six Months Ended June 30

	2003			2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense	Paid(5)

Interest earning assets:
Loans and loans held for sale(1)(2)(3)	$2,145,946	$61,051	5.74%	$2,032,162	$66,632	6.61%
Securities — taxable	1,279,184	27,616	4.32	1,032,172	30,117	5.84
Securities — nontaxable	75,374	2,689	7.14	84,025	3,037	7.23
Federal funds sold	2,140	11	1.03	934	9	1.91
Interest bearing bank deposits	59,099	339	1.16	7,744	61	1.59

Total earning assets(4)	3,561,743	91,706	5.18	3,157,037	99,856	6.36

Cash and due from banks	81,923			93,647
Other assets	259,353			184,584

Total assets	$3,903,019			$3,435,268

Interest bearing liabilities:
Demand deposits	726,919	3,922	1.09	571,715	2,796	0.99
Savings deposits	117,425	327	0.56	117,186	687	1.18
Other time deposits	1,300,950	18,883	2.93	1,261,269	22,960	3.67
Other borrowings	1,067,555	14,755	2.79	857,775	15,872	3.73

Total interest bearing liabilities	3,212,849	37,887	2.38	2,807,945	42,315	3.04

Noninterest bearing sources:
Noninterest bearing deposits	304,439			257,264
Other liabilities	51,724			47,789
Shareholders’ equity	334,007			322,270

Total liabilities and shareholders’ equity	$3,903,019			$3,435,268

Net interest spread			2.80			3.32
Impact of noninterest bearing sources			0.23			0.34

Net interest income/ yield on earning assets		$53,819	3.03%		$57,541	3.66%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of approximately $985 and $1,102 for the six months ended June 30, 2003 and 2002, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the six months of 2003 and 2002. The adjustments made to convert to a taxable-equivalent basis were $1,197 and $1,383 for the six months ended June 30, 2003 and 2002, respectively.

(5)	Annualized

     The following table presents the changes in net interest income from the three months ended June 30, 2002 to June 30, 2003:

Table Six
Volume and Rate Variance Analysis

	Three months ended June 30

	Increase (Decrease) in Net Interest
	Income Due to Change In(1)

	2002			2003
	Income/			Income/
(Dollars In thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale(2)	$33,656	$(4,560)	$1,497	$30,593
Securities — taxable	14,926	(4,862)	3,555	13,619
Securities — nontaxable(2)	1,495	(17)	(166)	1,312
Federal funds sold	5	(3)	4	6
Interest bearing bank deposits	33	(42)	168	159

Total interest income	$50,115	$(9,484)	$5,058	$45,689

Interest expense:
Demand deposits	1,364	$474	$571	2,409
Savings deposits	334	(187)	5	152
Other time deposits	10,996	(2,023)	133	9,106
Other borrowings	8,131	(2,261)	1,565	7,435

Total interest expense	20,825	(3,997)	2,274	19,102

Net interest income	$29,290	$(5,487)	$2,784	$26,587

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2) Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Four for further details.

     The following table presents the changes in net interest income from the six months ended June 30, 2002 to June 30, 2003:

Table Seven
Volume and Rate Variance Analysis

	Six months ended June 30

	Increase (Decrease) in Net
	Interest Income Due to Change In(1)

	2002			2003
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale(2)	$66,632	$(9,064)	$3,483	$61,051
Securities — taxable	30,117	(8,771)	6,270	27,616
Securities — nontaxable(2)	3,037	(37)	(311)	2,689
Federal funds sold	9	(7)	9	11
Interest bearing bank deposits	61	(72)	350	339

	$99,856	$(17,951)	$9,801	$91,706

Interest expense:
Demand deposits	$2,796	$328	$798	$3,922
Savings deposits	687	(362)	2	327
Other time deposits	22,960	(4,726)	649	18,883
Other borrowings	15,872	(4,508)	3,391	14,755

	42,315	(9,268)	4,840	37,887

	$57,541	$(8,683)	$4,961	$53,819

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2) Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Five for further details.

Provision for Loan Losses

     The provision for loan losses is the amount charged to earnings which is necessary to maintain an adequate and appropriate allowance for loan losses. Accordingly, the factors which influence changes in the allowance for loan losses have a direct effect on the provision for loan losses. The allowance for loan losses changes from period to period as a result of a number of factors, the most significant of which for the Corporation include the following: changes in the amounts of loans outstanding; changes in the mix of types of loans; current charge-offs and recoveries of loans; changes in impaired loan valuation allowances; changes in valuations in certain performing loans which have specific allocations; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; and changes in historical loss percentages, which are used to estimate current probable loan losses. In addition, the Corporation considers other, more subjective factors which impact the credit quality of the portfolio as a whole and estimates allocations of allowance for loan losses for these factors, as well. These factors include loan concentrations, economic conditions and operational risks. Changes in these components of the allowance can arise from fluctuations in the underlying percentages used as related loss estimates for these factors, as well as variations in the portfolio balances to which they are applied. The net change in all of these components of the allowance for loan losses results in the provision for loan losses. For a more detailed discussion of the Corporation’s process for estimating the allowance for loan losses, see Allowance for Loan Losses.

     The provision for loan losses increased to $19.5 million for the three months ended June 30, 2003 compared to $2.2 million for the corresponding period in 2002. The provision for loan losses for the six months ended June 30, 2003 amounted to $21.5 million compared to $4.3 million a year ago. The increase in the provision for loan losses was attributable to the following components:

     (i)  As a result of deteriorating financial results of several large commercial relationships and recently received independent appraisals of collateral on certain commercial loans, the Corporation added $7.5 million to the provision for loan losses. The financial results provided by borrowers are generally received by the Corporation during the second quarter of the year. The decrease in appraised values and deteriorating financial results reflect the impact of the continued weakness in the economy on these customers. These relationships have been sold as part of the June Loan Sale.

     (ii)  The Corporation made an additional provision of $4.0 million for the credit-related discount taken in the June Loan Sale. Such a discount is customary in a sale of nonaccruing and accruing higher risk loans to compensate the buyer for assuming the longer-term risk of owning and resolving such loans.

     (iii)  As a result of the impact of the June Loan Sale on the historical loss ratios used in the allowance model and management’s continuous evaluation of the current economic environment and operational risks, the Corporation added $3.5 million to the provision for loan losses.

     (iv)  The Corporation identified up to 165 residential rental property loans totaling approximately $12.8 million some of which appear to have questionable appraisals and collateral value. These loans were made by one loan officer who is no longer employed by the Corporation or its subsidiaries. The appraisals received by the Corporation were completed by appraisers who were not employees of the Corporation or its subsidiaries. This matter has been reported by management to authorities and is under continuing investigation by management and by those authorities. As a result of management’s investigation, the Corporation has increased the provision for loan losses by approximately $2.4 million. As management’s investigation continues, it is possible that additional provisions for loan losses may be required with respect to these loans.

     Net charge-offs for the three months ended June 30, 2003 amounted to $2.1 million, or 0.39 percent of average loans, compared to $1.6 million, or 0.31 percent of average loans for the same 2002 period. Net charge-offs for the six months ended June 30, 2003 amounted to $4.3 million, or 0.41 percent of average loans, compared to $3.0 million, or 0.30 percent of average loans for the same 2002 period. These increases in net charge-offs resulted from higher commercial loan charge-offs due to the impact of the continued weak economic environment. In accordance with generally accepted accounting principles, the impact on the allowance for loan losses of the June Loan Sale is not included in net charge-offs but rather is reflected as a reduction in the allowance for sale of loans. The inherent losses incurred in the June Loan Sale were used to determine the commercial loan allowance allocation factors, which are driven by actual loss experience in our model, to assess the adequacy of the allowance for loan losses.

     During the three and six months ended June 30, 2003, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information, and assesses its impact on the allowance for loan losses. Based on its review for the six months ended June 30, 2003, the Corporation noted that economic conditions continue to be weak; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.

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

     The provision for loan losses was impacted by changes in allocations of allowance for loan losses to the various loan types. A lower allocation of allowance for loan losses was required for commercial loans in June 2003 over March 2003 due primarily to the June Loan Sale in the second quarter of 2003. This was partially offset by a higher allocation of allowance for loan losses due to the effect of the aforementioned residential rental property appraisals and collateral value. These loans had a higher percentage of allocated allowance for loan losses due to their higher probable rate of loss. A lower allocation of allowance for loan losses was required for consumer loans in June 2003 over March 2003 due primarily to a decrease in consumer past due and nonaccrual loans. Mortgage loan allocations of the allowance for loan losses have remained essentially unchanged from March 2003 to June 2003 as an increase in mortgage loans was offset by a decrease in nonaccrual mortgage loans primarily due to the June Loan Sale.

     Management did not make any significant changes in the loss estimation methodology during the quarter that had a significant impact on the provision for loan losses, except as mentioned above.

Noninterest Income

     As presented in Table Eight, noninterest income increased $8.6 million to $20.2 million for the three months ended June 30, 2003, as compared to June 30, 2002. The increase in noninterest income includes a $7.3 million increase in gains on sale of callable agency securities with a high probability of being called and the sales of mortgage-backed securities, which were experiencing accelerating prepayment speeds. The remaining components of the increase were $1.0 million of income recognized from the Corporation’s investment in BOLI, a $0.8 million increase in service charges on deposit accounts resulting from increased NSF fees on a greater volume of overdraft items (see Note Seven of the consolidated financial statements for a discussion of certain related party transactions which impacted deposit service charges in the three months ended June 30, 2003 and 2002), a $0.4 million increase in brokerage revenues due to increased commission and fee income reflecting current market conditions, a $0.2 million increase in mortgage loan fees as First Charter continues to experience record mortgage loan volume, a $0.2 million increase in other income due to increased ATM and merchant income, a $0.1 million increase in insurance services revenues due to increased production and a $0.1 million increase in trading gains. These improvements were partially offset by a $0.3 million increase in net losses from equity method investments and a $0.2 million decrease in financial management income. In addition, second quarter 2002 included a $1.0 million gain on sale of excess bank property, which did not recur in 2003. Noninterest income was also impacted by the write down of mortgage servicing rights of $163,000 and $150,000 for the quarters ended June 30, 2003 and 2002, respectively.

     As presented in Table Eight, noninterest income increased $13.2 million to $35.8 million for the six months ended June 30, 2003 compared to $22.6 million for the same period in 2002. The increase in noninterest income includes a $2.2 million gain on sale of the credit card portfolio in the first quarter of 2003 and a $4.8 million increase in gains on sale of callable agency and mortgage-backed securities. The remaining components of the increase were $1.9 million of income recognized from the Corporation’s investment in BOLI, a $1.3 million increase in service charges on deposit accounts resulting from increased NSF fees on a greater volume of overdraft items (see Note Seven of the consolidated financial statements for a discussion of certain related party transactions which impacted deposit service charges in the six months ended June 30, 2003 and 2002), a $0.5 million increase in mortgage loan fees, a $0.3 million increase in insurance services income and a $0.2 million increase in brokerage revenues. In addition, net losses from equity method investments amounted to $0.4 million in the first six months of 2003 versus net losses of $2.9 million in the first six months of 2002. These improvements were partially offset by a $0.3 million decrease in financial management income. Also, the first half of 2002 included a $1.0 million gain on the sale of excess bank property. Noninterest income was also impacted by the write down of mortgage servicing rights of $0.5 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively. The increase in the write down of mortgage servicing rights was due to increasing prepayments in the current low interest rate environment.

Table Eight
Noninterest Income

	Three Months				Six Months
	Ended June 30		Increase/(Decrease)		Ended June 30		Increase/(Decrease)

(Dollars in thousands)	2003	2002	Amount	Percent	2003	2002	Amount	Percent

Service charges on deposit accounts	$5,571	$4,781	$790	16.5%	$10,701	$9,446	$1,255	13.3%
Financial management income	488	679	(191)	(28.1)	1,066	1,347	(281)	(20.9)
Gain on sale of securities	8,286	989	7,297	737.8	9,512	4,752	4,760	100.2
Gain on sale of credit card loan portfolio	—	—	—	NA	2,213	—	2,213	NA
(Loss) income from equity method investments	(276)	23	(299)	1,300.0	(376)	(2,936)	2,560	(87.2)
Mortgage loan fees	612	409	203	49.6	1,284	816	468	57.4
Brokerage services income	812	420	392	93.3	1,298	1,057	241	22.8
Insurance services income	2,229	2,114	115	5.4	4,666	4,345	321	7.4
Trading gains	432	322	110	34.2	1,596	742	854	115.1
Bank owned life insurance	967	—	967	NA	1,913	—	1,913	NA
Gain on sale of property	—	1,013	(1,013)	(100.0)	—	1,013	(1,013)	(100.0)
Other	1,128	944	184	19.5	1,946	2,040	(94)	(4.6)

Total noninterest income	$20,249	$11,694	$8,555	73.2%	$35,819	$22,622	$13,197	58.3%

Noninterest Expense

     As presented in Table Nine, noninterest expense totaled $33.0 million for the three months ended June 30, 2003 compared to $24.1 million a year ago. The major contributing factor to this increase was $7.4 million of prepayment costs of refinancing $50 million in longer-term, fixed rate FHLB advances. The refinancing of borrowings was occasioned by the extraordinarily low interest rate environment and the prepayment costs incurred were offset by gains recognized from the sale of callable agency and mortgage-backed securities. This prepayment is estimated to result in lower interest expense of approximately $0.9 million for the remainder of the year. Other contributing factors to this increase were a $1.5 million increase in professional fees of which $1.0 million was associated with the June Loan Sale, a $0.5 million increase in marketing expense associated with the implementation of CHAMP, a strategy for developing new customer relationships, and a $0.6 million increase in other operating expense primarily due to increased mortgage servicing fees and non-credit losses. These increases were partially offset by a $0.7 million decrease in salaries and employee benefits due to lower incentive compensation accruals as the result of a decrease in forecasted earnings, a $0.3 million decrease in occupancy and equipment and a $0.2 million decrease in data processing.

     As presented in Table Nine, noninterest expense totaled $59.1 million for the six months ended June 30, 2003 compared to $48.4 million for the corresponding period in 2002. The major contributing factors to this increase were $7.4 million of prepayment costs of refinancing $50 million of FHLB advances, a $1.6 million increase in professional fees of which $1.0 million was associated with the June Loan Sale in the second quarter of 2003, a $1.0 million increase in marketing expense primarily associated with the implementation of CHAMP and a $0.9 million increase in other operating expense due to increased mortgage servicing fees and non-credit losses. These increases were partially offset by a $0.3 million decrease in occupancy and equipment and a $0.1 million decrease in data processing.

     The efficiency ratio increased to 73.7 percent compared to 64.2 percent for the first six months of 2002. A significant portion of the increase in the efficiency ratio relates to the costs associated with the prepayment of FHLB advances and the fees associated with the June Loan Sale.

Table Nine
Noninterest Expense

	Three Months				Six Months
	Ended June 30		Increase/(Decrease)		Ended June 30		Increase/(Decrease)

(Dollars in thousands)	2003	2002	Amount	Percent	2003	2002	Amount	Percent

Salaries and employee benefits	$12,554	$13,208	$(654)	(5.0)%	$26,311	$26,105	$206	0.8%
Occupancy and equipment	3,913	4,184	(271)	(6.5)	8,079	8,425	(346)	(4.1)
Data processing	634	828	(194)	(23.4)	1,312	1,450	(138)	(9.5)
Marketing	1,161	634	527	83.1	2,314	1,274	1,040	81.6
Postage and supplies	1,152	1,078	74	6.9	2,288	2,267	21	0.9
Professional services	3,230	1,719	1,511	87.9	5,002	3,381	1,621	47.9
Telephone	513	568	(55)	(9.7)	1,116	1,114	2	0.2
Amortization of intangibles	77	90	(13)	(14.4)	162	190	(28)	(14.7)
Prepayment costs on borrowings	7,366	—	7,366	NA	7,366	—	7,366	NA
Other	2,422	1,775	647	36.5	5,136	4,195	941	22.4

Total noninterest expense	$33,022	$24,084	$8,938	37.1%	$59,086	$48,401	$10,685	22.1%

Income Taxes

     The second quarter net loss of $4.2 million, created an income tax benefit of $2.0 million, compared to an income tax expense of $3.8 million for the second quarter of 2002. The income tax expense for the first half of 2003 amounted to $2.1 million compared to $7.1 million for the first half of 2002. The income tax benefit for the second quarter and the decrease in the income tax expense for the first half of 2003 were attributable to the decrease in taxable income resulting from the additional provision for loan losses and prepayment costs incurred during the second quarter of 2003.

Financial Condition

Investment Portfolio

     The securities available for sale portfolio increased to $1.52 billion at June 30, 2003 as compared to $1.13 billion at December 31, 2002. The increase in securities available for sale was primarily due to the securitization of $230.6 million of mortgage loans held for sale during the first half of 2003, as well as the net purchase of $159.1 million of securities used to increase earning assets. The Corporation increased its securities available for sale portfolio early in the first quarter of 2003 to offset the effects of slowing loan growth.

Loans Held for Sale

     Loans held for sale consists primarily of 15 and 30 year mortgage loans which the Corporation intends to sell as whole loans or to securitize in order to improve its liquidity position. Loans held for sale decreased to $45.3 million at June 30, 2003 as compared to $158.4 million at December 31, 2002. The decrease was due to the securitization of approximately $230.6 million of mortgage loans during the first half of 2003.

Loan Portfolio

     The Corporation’s loan portfolio at June 30, 2003 consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Within these six segments the Corporation targets customers in its footprint, works within most business segments and focuses on a relationship based business model. Pricing is driven by quality, loan size, the Corporation’s relationship with the customer and by competition. The Corporation is primarily a secured lender in all these loan categories. The Corporation’s loans are generally five years or less in duration with the exception of home equity lines and residential mortgages.

Commercial Non Real Estate

     The Corporation’s commercial non real estate lending program is generally targeted to serve small-to-middle market businesses with sales of $50 million or less in the Corporation’s geographic area. Commercial lending includes commercial, financial, agricultural and industrial loans. In addition, the Corporation has a small loan participation program known as the Strategic Partners program through which loans are purchased and sold (commercial real estate, commercial non real estate and construction loans) with other banks. The Corporation does not usually participate in syndicated loans. Pricing on commercial non real estate loans, driven largely by the Corporation’s relationship with the customer and by competition, is usually tied to market indexes, such as the prime rate, the London Interbank Offer Rate (LIBOR) or rates on US Treasury securities.

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

Construction

     Real estate construction loans include both commercial and residential construction/permanent loans, which are intended to convert to permanent upon completion of the construction. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures in the Corporation’s market area. Loans are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

Mortgage

     The Corporation originates 1-4 family residential mortgage loans throughout the Corporation’s footprint and in Reston, Virginia, which is a loan production office. The Corporation offers a full line of products, including conventional, conforming, and jumbo fixed rate and adjustable rate mortgages which are originated and sold into the secondary market; however, from time to time a portion of this production is retained.

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

Home Equity

     Home Equity loans and lines are secured by first and second deeds of trust on the borrower’s residential real estate. As with all consumer lending, home equity loans are centrally decisioned and documented to ensure the underwriting conforms to the corporate lending policy.

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

     The Bank’s Chief Credit Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loans less than $500,000 may be approved by experienced loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced lenders for any relationships greater than $500,000 and an independent Risk Manager whenever the relationship is greater than $1 million. All relationships greater than $1.5 million receive a comprehensive annual review by the senior lending officers of the Bank, which is then reviewed by the independent Risk Management Officers and the Bank’s Officer Loan Committee. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Credit Officer and an

Executive Loan Committee comprised of executive management. In addition, commitments over $7.5 million are further reviewed by a Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. The Corporation has a general target lending limit to one borrower of $10 million; however, at times some loans may exceed that limit.

     As described above, the Corporation’s loan portfolio consists of loans made for a variety of commercial and consumer purposes. Because commercial loans are made, based to a great extent on the Corporation’s assessment of borrowers’ income, cash flow, character and ability to repay, such loans are viewed as involving a higher degree of credit risk than is the case with residential mortgage loans or consumer loans. To manage this risk, the Corporation’s commercial loan portfolio is managed under a defined process which includes underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to ascertain compliance with the Corporation’s credit policies and procedures.

     In general, consumer loans (including mortgage and home equity) are deemed less risky than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, as the collateral value of real estate generally maintains its value better than non real estate or construction collateral. Consumer loans being smaller in size provide risk diversity across the portfolio. As mortgage loans are secured by first liens on the consumer’s residential real estate, they are the Corporation’s least risky loan type. Home equity loans are deemed less risky than unsecured consumer loans as home equity loans and lines are secured by first or second deeds of trust on the borrower’s residential real estate. A centralized decisioning process is in place to control the risk of the consumer, home equity and mortgage loan portfolio. This process is detailed in the underwriting guidelines which cover each retail loan product type from underwriting, servicing, compliance issues and closing procedures.

     Loan review was previously outsourced to an independent consulting group which performed loan quality and process examinations. This function is currently transitioning to an in-house function during 2003.

     In addition to the June Loan Sale, the Corporation’s $11.7 million credit card portfolio was sold during the first quarter of 2003. As a result of these sales, gross loans at June 30, 2003 decreased slightly to $2.06 billion compared to $2.07 billion at December 31, 2002. The decrease in gross loans attributable to such loan sales was partially offset by $64.6 million of loan growth including a $30.0 million increase in home equity loans and a $20.2 million increase in primarily adjustable rate mortgage loans.

     The Corporation’s primary market area includes the state of North Carolina but predominately centers around the Metro region of Charlotte. At June 30, 2003, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this Metro region. An economic downturn in our primary market area could adversely affect our business. The diversity of the region’s economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

     In the normal course of business there are various outstanding commitments to extend credit, which are not reflected in the consolidated financial statements. At June 30, 2003, the unused portion of preapproved lines of credit totaled $295.7 million, unfunded loan commitments totaled $316.5 million and standby letters of credit aggregated $10.9 million. These amounts represent the Bank’s exposure to credit risk, and in the opinion of management, have no more than the normal lending risk that the Bank commits to its borrowers. Management expects that these commitments can be funded through normal operations.

     The table below summarizes loans in the classifications indicated as of June 30, 2003 and December 31, 2002.

Table Ten
Loan Portfolio Composition

	June 30,	December 31,
(Dollars in thousands)	2003	2002

Commercial real estate	$765,303	$798,664
Commercial non real estate	212,753	223,178
Construction	209,926	215,859
Mortgage	257,236	237,085
Consumer	271,734	280,201
Home equity	347,716	317,730

Total loans	2,064,668	2,072,717

Less — allowance for loan losses	(23,644)	(27,204)
Unearned income	(209)	(247)

Loans, net	$2,040,815	$2,045,266

Deposits

     Total deposits increased to $2.56 billion at June 30, 2003 as compared to $2.32 billion at December 31, 2002. The increase in deposits was due to a $229.5 million increase in money market accounts and a $35.3 million increase in noninterest-bearing deposits and was partially offset by a $22.3 million decrease in time deposits. During the fourth quarter of 2002, the Corporation introduced CHAMP for individuals and the Corporation introduced Business CHAMP during the first quarter of 2003. The emphasis of these programs is to develop new customer relationships, generate additional fee income opportunities and to shift our funding mix towards lower cost funding sources. As a result, 2.7 times as many checking accounts were opened during the first six months of 2003 than the first six months of 2002. In addition, during the first quarter of 2003 the Corporation introduced the Money Market Max Account designed to reduce our dependency on certificates of deposit. The Money Market Max Account offers an above market introductory interest rate, which is now being repriced downward to market rates. As the rates paid on these accounts continue to decline, the interest expense will decline as well. This product has been very successful with total balances at June 30, 2003 of $308.9 million.

Other Borrowings

     Other borrowings increased to $1.08 billion at June 30, 2003 as compared to $1.04 billion at December 31, 2002. The increase was primarily due to increases in FHLB borrowings, which were at lower rates than comparable retail funding rates. The proceeds of these borrowings were used to fund the growth in earning assets.

Nonperforming Assets

     Nonaccrual loans at June 30, 2003 decreased to $11.1 million as compared to $26.5 million at December 31, 2002 and $30.7 million at June 30, 2002, primarily due to the June Loan Sale. In addition, classified assets at June 30, 2003 decreased to $41.1 million compared to $89.5 million at December 31, 2002, and $89.2 million at June 30, 2002, primarily due to the June Loan Sale. Other real estate owned (“OREO”) decreased to $6.9 million at June 30, 2003 from $10.3 million at December 31, 2002 and $8.4 million at June 30, 2002. This decrease was due to the sale of the two largest properties in the OREO portfolio during the second quarter of 2003. These properties were sold in cash transactions valued at an aggregate of $4.7 million for a gain of $0.3 million. Total nonperforming assets (includes nonaccrual loans and OREO) and loans 90 days or more past due and still accruing decreased to $18.3 million at June 30, 2003 compared to $36.7 million at December 31, 2002 and $39.0 million at June 30, 2002. As a result of the June Loan Sale and the aforementioned sale of two OREO properties, the Corporation’s asset quality ratios have significantly improved, as the ratio of nonaccrual loans to loans decreased to 0.54 percent at June 30, 2003 from 1.44 percent and 1.28 percent at March 31, 2003 and December 31, 2002, respectively. In addition, the ratio of classified assets as a percentage of loans decreased to 1.99 percent at June 30, 2003 from 4.71 percent and 4.32 percent at March 31, 2003 and December 31, 2002, respectively. Also, the ratio of past due loans over 30 days to total loans decreased to 0.67 percent from 1.03 percent and 1.20 percent at March 31, 2003 and December 31, 2002, respectively, due to the June Loan Sale and continued focused collection efforts.

     Nonaccrual loans at June 30, 2003 were not concentrated in any one industry and primarily consisted of notes with a principal balance of less than $250,000, primarily secured by real estate. These notes represent 13 different banking relationships, and certain banking relationships account for multiple notes. Management anticipates that nonaccrual loans may increase in the near term as some customers continue to experience difficulties in this current economic environment. As discussed elsewhere herein, management has taken current economic conditions into consideration when estimating the allowance for loan losses.

     The determination to discontinue the accrual of interest is based on a review of each loan. Generally, accrual of interest is discontinued on loans 90 days past due as to principal or interest unless in management’s opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor, as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

Table Eleven
Nonperforming and Problem Assets

	June 30	March 31	December 31	September 30	June 30
(Dollars in thousands)	2003	2003	2002	2002	2002

Nonaccrual loans	$11,144	$30,021	$26,467	$24,418	$30,656
Other real estate owned	6,866	11,200	10,278	9,675	8,367

Total nonperforming assets	18,010	41,221	36,745	34,093	39,023

Loans 90 days or more past due and still accruing interest	312	—	—	—	—

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$18,322	$41,221	$36,745	$34,093	$39,023

Nonperforming assets as a percentage of:
Total assets	0.45%	1.03%	0.98%	0.92%	1.12%
Total loans and other real estate owned	0.87	1.97	1.76	1.52	1.83
Ratio of allowance for loan losses to nonperforming loans	2.12x	0.88x	1.03x	1.12x	0.89x

Allowance for Loan Losses

     The Corporation’s allowance for loan losses consists of three components: (i) valuation allowances computed on impaired loans in accordance with SFAS No. 114; (ii) valuation allowances determined by applying historical loss rates to those loans not considered impaired; and (iii) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated quarterly by Credit Risk Management and, along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting estimate is used to determine if the allowance for loan losses recorded by management is adequate and appropriate for each period.

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

     Management currently uses several measures to assess and control the loan portfolio risk. For example, all loans over $1.5 million are reviewed by the Bank’s Officer Loan Committee, and any issues regarding risk assessments of those credits are addressed by the Bank’s Senior Risk Managers and factored into future lending decisions. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Credit Officer and an Executive Loan Committee comprised of executive management. In addition, commitments over $7.5 million are further reviewed by a Board of Directors Loan Committee. The Corporation also continues to employ an independent third party risk assessment group to review the underwriting, documentation and risk grading process. This third party group reviews loans on a sampling basis at regular intervals throughout the year. The third party’s evaluation and report is shared with Executive Management and the Board of Directors’ Loan and Audit Committees. This function is currently transitioning to an in-house function during 2003.

     At June 30, 2003 the allowance for loan losses was $23.6 million or 1.15 percent of gross loans compared to $27.2 million or 1.31 percent at December 31, 2002 and $27.2 million or 1.28 percent at June 30, 2002. The allowance for loan losses was reduced $20.2 million due to the June Loan Sale. As of March 31, 2003, these loans had approximately $8.7 million of allowance allocated to them. As previously discussed (see Provision for Loan Losses), during the second quarter of 2003 an additional provision of $7.5 million was recorded due to the deteriorating financial results of these relationships and recently received collateral appraisals. In addition, during the second quarter an additional provision of $4.0 million was recorded for the credit-related discount taken in the

June Loan Sale. These loans had a higher percentage of allocated allowance for loan losses due to their higher probable rate of loss. Also, included in the allowance for loan losses is a provision of $2.4 million related to the previously discussed residential rental properties which have questionable appraisals and collateral values. The allowance for loan losses was also reduced $0.5 million due to the sale of the Corporation’s credit card portfolio and by net charge-offs of $4.3 million. These reductions were partially offset by additional provision expense of $21.5 million (see Provision for Loan Losses). As a result of the aforementioned transactions, the Corporation’s ratio of the allowance for loan losses to loans was reduced largely due to the significant improvement in the Corporation’s asset quality profile. First Charter monitors the adequacy of the allowance for loan losses to cover inherent losses in the loan portfolio through the use of a loan loss migration model. Management believes the Corporation is adequately reserved based on its assessment of its credit risk profile.

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

Table Twelve
Allowance For Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Balance, beginning of period	$26,495	$26,576	$27,204	$25,843

Loan charge-offs:
Commercial non real estate	1,406	339	2,975	929
Commercial real estate	194	340	406	350
Construction	(41)	481	(41)	481
Mortgage	—	49	5	60
Consumer	694	540	1,290	1,465
Home equity	195	29	279	50

Total loans charged-off	2,448	1,778	4,914	3,335

Recoveries of loans previously charged-off:
Commercial non real estate	267	(1)	358	22
Commercial real estate	—	—	1	17
Construction	—	—	—	—
Mortgage	—	9	—	9
Consumer	69	82	202	192
Home equity	—	—	—	—
Other	5	85	33	120

Total recoveries of loans previously charged-off	341	175	594	360

Net charge-offs	2,107	1,603	4,320	2,975

Provision for loan losses	19,492	2,240	21,543	4,345
Allowance related to loans sold or transferred	(20,236)	—	(20,783)	—

Balance, June 30	$23,644	$27,213	$23,644	$27,213

Average loans	$2,140,412	$2,077,276	$2,122,314	$2,028,387
Net charge-offs to average loans (annualized)	0.39%	0.31%	0.41%	0.30%
Allowance for loan losses to gross loans	1.15	1.28	1.15	1.28

Liquidity

     Liquidity is the ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. Liquidity is provided by the ability to attract retail deposits, by current earnings and by a strong capital base that enables the Corporation to use alternative funding sources that complement normal sources. Management’s asset-liability policy is to maximize net interest income while continuing to provide adequate liquidity to meet continuing loan demand and deposit withdrawal requirements and to service normal operating expenses.

     The Corporation’s primary source of funding is from customer deposits, other borrowings, loan repayments and securities available for sale. If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. The Bank currently has an available line of credit with the FHLB totaling $1.1 billion with $822.3 million outstanding. At June 30, 2003, the Bank also had federal funds back-up lines of credit totaling $65.0 million, of which there were no amounts outstanding. At June 30, 2003, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstanding of $21.6 million.

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

Table Thirteen
Contractual Obligations
As of June 30, 2003

	Payments Due by Period

	Less than	1-3	4-5	Over
(Dollars In thousands)	1 year	Years	Years	5 Years	Total

Other borrowings	$573,285	$115,000	$100,000	$288,310	$1 ,076,595
Lease obligations	1,635	3,223	992	2,374	8,224
Equity method investees funding	1,770	—	—	—	1,770
Deposits(1)	2,210,665	276,717	70,577	590	2,558,549

Total Contractual Cash Obligations	$2,787,355	$394,940	$171,569	$291,274	$3,645,138

(1) Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

Asset-Liability Management and Interest Rate Sensitivity

     The primary objective of the Corporation’s asset-liability management strategy is to enhance earnings through balance sheet growth while reducing or minimizing the risk caused by interest rate changes. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 0.99 percent of net interest income at June 30, 2003. Assuming a 100 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 1.63 percent of net interest income at June 30, 2003. Although the Corporation’s policy for interest shock scenarios is an increase or decrease of 300 basis points, in the current low interest rate environment the decreased interest rate shock scenario is equal to the Fed Funds rate of 100 basis points. Both of the rate shock scenarios are within Management’s acceptable range.

     From time to time, the Corporation may use derivative financial instruments including futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. At June 30, 2003, the Corporation had no such derivative financial instruments. Refer to Note Six of the consolidated financial statements and Results of Operations for a discussion of the Corporation’s use of written over-the-counter covered call options during 2003. The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

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

Table Fourteen
Commitments
As of June 30, 2003

	Amount of Commitment Expiration Per Period

	Less than	1-3	4-5	Over	Total
(Dollars In thousands)	1 year	Years	Years	5 Years	Amounts Committed

Lines of Credit	$29,285	$1,931	$5,394	$259,094	$295,704
Standby Letters of Credit	9,730	1,160	—	—	10,890
Loan Commitments	234,557	51,656	18,092	12,203	316,508

Total Commitments	$273,572	$54,747	$23,486	$271,297	$623,102

     Table Fifteen summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest bearing bank deposits, are excluded from Table Fifteen as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at June 30, 2003. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.

Table Fifteen
Market Risk
June 30, 2003

		Expected Maturity

(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Book value	$1,443,710	$752,419	$286,933	$164,461	$170,120	$53,049	$16,729
Weighted average effective yield	3.85%
Fair value	$1,468,740
Loans and loans held for sale
Fixed rate
Book value	$753,585	203,086	142,319	114,126	75,534	42,191	176,327
Weighted average effective yield	6.72%
Fair value	$799,219
Variable rate
Book value	$1,332,541	471,173	213,176	138,562	121,486	114,332	273,811
Weighted average effective yield	4.68%
Fair value	$1,333,221
Liabilities
Deposits
Fixed rate
Book value	$1,272,937	931,993	171,851	97,925	55,600	14,977	590
Weighted average effective yield	2.67%
Fair value	$1,282,381
Variable rate
Book value	$944,436	$937,495	6,811	130	—	—	—
Weighted average effective yield	0.92%
Fair value	$944,450
Other borrowings
Fixed rate
Book value	$553,310	75,031	33	40,035	50,037	100,040	288,134
Weighted average effective yield	3.92%
Fair value	$599,634
Variable rate
Book value	$523,285	523,285	—	—	—	—	—
Weighted average effective yield	1.15%
Fair value	$523,293

Capital Resources

     At June 30, 2003, total shareholders’ equity was $313.9 million, representing a book value of $10.55 per share, compared to $324.7 million or a book value of $10.80 per share at December 31, 2002. The decrease was primarily due to cash dividends paid of $11.1 million and the payment of $6.8 million for the purchase and retirement of 365,000 shares of common stock, partially offset by net income of $5.7 million, the receipt of $0.8 million from the sale of approximately 56,000 shares of common stock issued for stock options and the recognition of $0.5 million in after-tax unrealized gains on available for sale securities. The securities available for sale portfolio had an unrealized net gain of $16.4 million (net of tax) at June 30, 2003, compared to an unrealized net gain of $15.9 million (net of tax) at December 31, 2002.

     At June 30, 2003, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation’s and the Bank’s various regulators categorized the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities’ categories. The Corporation’s capital requirements are summarized in the table below:

Table Sixteen
Capital Ratios

			Risk-Based Capital

	Leverage Capital		Tier 1 Capital		Total Capital

(Dollars in thousands)	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$278,790	7.02%	$278,790	10.97%	$306,283	12.05%
Required	158,883	4.00	101,663	4.00	203,326	8.00
Excess	119,907	3.02	177,127	6.97	102,957	4.05

(1)	Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3 percent to 5 percent, depending on the institution’s composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.

(2)	Percentage of risk-weighted assets.

Regulatory Matters

     The Bank has recently undergone a regulatory examination by the North Carolina Commissioner of Banks and the Federal Reserve Bank of Richmond, its primary state and federal regulatory agencies. During this examination, the examiners noted various deficiencies with respect to certain discrete areas of the Bank’s compliance activities and operations, and have indicated that remedial regulatory action of a formal nature might be necessary. The likelihood and ultimate form and timing of any such regulatory action cannot be ascertained with certainty by the Corporation and the Bank at this time. Under the guidance of the Bank Board of Directors, the Bank has taken substantial actions, and adopted and implemented a number of policies and procedures, to address the concerns of the federal and state regulatory agencies. Management does not believe that any regulatory actions taken by the Federal Reserve Bank or the North Carolina Commissioner of Banks with respect to the Corporation or the Bank, or the implementation of such recommendations, will have a material adverse effect on the Corporation’s or the Bank’s financial condition, liquidity, capital resources, or operations.

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

     In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact to the Corporation upon adoption.

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 requires the Corporation to retroactively restate its previously issued 2002 interim financial statements, to reverse SFAS No. 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation adopted SFAS No. 147 on October 1, 2002. The Corporation had $12.1 million of SFAS No. 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002 and the reversal of $239,000 ($173,000 after-tax) and $478,000 ($346,000 or $0.01 diluted earnings per share, after-tax) of amortization expense for the three and six months ended June 30, 2002, respectively. In accordance with SFAS No. 147, the Corporation performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. The Corporation will perform an annual impairment test of the goodwill in 2003 and thereafter.

     In October 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, (FASB Interpretation No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which establishes disclosure standards for a guarantor about its obligations under certain guarantees that it has issued. Under FASB Interpretation No. 45 a guarantor is required to disclose the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The guarantor is also required to disclose the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The initial recognition and measurement of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accordingly, the Corporation adopted these provisions of FASB Interpretation No. 45 on January 1, 2003. The impact to the Corporation upon adoption was immaterial. The disclosure requirements in FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions in 2002 and has made the relevant disclosures in Note Eleven of the accompanying consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net (loss) income of an entity’s accounting policy with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 (APB No. 28), “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation currently has no plans to change its accounting for stock-based employee compensation. The disclosure provisions of this statement, except for the amendment of APB No. 28, are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on December 31, 2002 and these disclosures are presented in the notes to the consolidated financial statements. The provisions of this statement related to the amendment of APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on January 1, 2003, and these disclosures are presented in the notes to the consolidated financial statements.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, (FASB Interpretation No. 46), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities by business enterprises. Variable interest entities are equity interests that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of expected losses if they occur, receive a majority of the entity’s residual returns if they occur, or both. The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FASB Interpretation No. 46 an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FASB Interpretation No. 46 will be effective for the Corporation beginning July 1, 2003. Accordingly, the Corporation adopted FASB Interpretation No. 46 on July 1, 2003, with no material effect on its consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS No. 133). This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of when-issued securities or other securities that do not yet exist, this Statement is effective for both existing contracts and new contracts entered into after June 30, 2003. All provisions of this Statement should be applied prospectively. Accordingly, the Corporation adopted SFAS No. 149 on July 1, 2003, with no material effect on its consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Accordingly, the Corporation adopted SFAS No. 150 on July 1, 2003, with no material effect on its consolidated financial statements. There were no financial instruments issued between June 1, 2003 and June 30, 2003 to which SFAS No. 150 applied.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset-Liability Management and Interest Rate Sensitivity on page 36 for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

     (b)  Changes in internal control over financial reporting. During the last fiscal quarter, there has been no change in the Corporation’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities

On July 7, 2003, the Registrant, through First Charter Bank, its primary banking subsidiary, acquired all of the outstanding shares of a third party benefits administrator pursuant to a Merger Agreement dated as of the same date (the “Merger Agreement”). No underwriters were used in connection with this transaction. In connection with this transaction, the Registrant issued an aggregate of 78,441 shares of the Registrant’s common stock to John Googe and Jeannie Felts, the shareholders of such acquired entity. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The Merger Agreement also contemplates additional, subsequent issuances of the Registrant’s common stock based upon the future performance of the acquired entity. The Registrant expects the value of these issuances, if earned, to total approximately $880,000.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	First Charter Corporation’s Annual Meeting of Shareholders was held on April 22, 2003.

(c)	The following are the voting results on each matter (exclusive of procedural matters) submitted to the shareholders:

1.	To elect five directors to the Corporation’s Board of Directors with terms expiring in 2006.

	For	Withheld

Michael R. Coltrane	22,080,059	1,370,664
J. Roy Davis, Jr.	22,036,441	1,414,283
Charles A. James	22,082,415	1,368,308
Walter H. Jones, Jr.	21,960,824	1,489,899
Hugh H. Morrison	22,065,532	1,385,191

2.	To ratify the action of our Board of Directors in selecting KPMG LLP as the Corporation’s independent certified public accountants for 2003.

For	23,085,579
Against	185,191
Abstain	179,953

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.
(per Exhibit Table in
item 601 of Regulation S-K)	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of the Corporation, incorporated herein by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 0-15829).
3.2	By-laws of the Corporation, as amended, incorporated herein by reference to Exhibit 3.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-15829).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.
(per Exhibit Table in
item 601 of Regulation S-K)	Description of Exhibits

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2003:

Current Report on Form 8-K dated June 20, 2003 and filed June 20, 2003, Items 5, 7 and 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION (Registrant)

Date: August 8, 2003	By:	/s/ Robert O. Bratton

Robert O. Bratton Executive Vice President & Chief Financial Officer