Form 10-Q
period 2003-09-30
FIRST CHARTER CORP /NC/
filed 2003-11-07
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15829

FIRST CHARTER CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1355866 (I.R.S. Employer Identification Number)

10200 David Taylor Drive, Charlotte, NC (Address of Principal Executive Offices)	28262-2373 (Zip Code)

Registrant’s telephone number, including area code (704) 688-4300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

     As of November 6, 2003 the Registrant had outstanding 29,653,239 shares of Common Stock, no par value.

First Charter Corporation

Form 10-Q for the Quarterly Period Ended September 30, 2003

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

First Charter Corporation and Subsidiaries

Consolidated Balance Sheets

September 30	December 31
2003	2002

(Dollars in thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$84,468	$162,087
Federal funds sold	2,004	1,154
Interest bearing bank deposits	42,560	6,609

Cash and cash equivalents	129,032	169,850

Securities available for sale (cost of $1,597,220 and $1,103,107; carrying amount of pledged collateral $1,175,940 and $735,208)	1,603,262	1,129,212
Loans held for sale	14,784	158,404
Loans	2,109,481	2,072,717
Less:	Unearned income	(190)	(247)
Allowance for loan losses	(23,953)	(27,204)

Loans, net	2,085,338	2,045,266

Premises and equipment, net	96,097	94,647
Other assets	159,454	148,570

Total assets	$4,087,967	$3,745,949

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$337,409	$305,924
Interest bearing	2,144,173	2,016,723

Total deposits	2,481,582	2,322,647

Other borrowings	1,261,412	1,042,440
Other liabilities	42,710	56,176

Total liabilities	3,785,704	3,421,263

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 29,643,114 and 30,069,147 shares	114,578	122,870
Common stock held in Rabbi Trust for deferred compensation	(622)	(476)
Deferred compensation payable in common stock	622	476
Retained earnings	183,999	185,900
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net	3,686	15,916

Total shareholders’ equity	302,263	324,686

Total liabilities and shareholders’ equity	$4,087,967	$3,745,949

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

(Dollars in thousands, except share and per share data)	2003	2002	2003	2002

Interest income:
Loans	$28,936	$34,716	$89,731	$101,028
Federal funds sold	6	5	17	14
Interest bearing bank deposits	91	45	430	106
Securities	14,200	15,016	43,564	47,107

Total interest income	43,233	49,782	133,742	148,255

Interest expense:
Deposits	9,963	12,498	33,095	38,941
Federal funds purchased and securities sold under agreements to repurchase	590	586	1,633	1,777
Federal Home Loan Bank and other borrowings	6,480	7,733	20,192	22,414

Total interest expense	17,033	20,817	54,920	63,132

Net interest income	26,200	28,965	78,822	85,123
Provision for loan losses	2,400	1,750	23,943	6,095

Net interest income after provision for loan losses	23,800	27,215	54,879	79,028
Noninterest income:
Service charges on deposit accounts	5,674	4,689	16,375	14,135
Financial management income	1,400	566	2,466	1,913
Gain on sale of securities	270	1,416	9,782	6,168
Gain on sale of credit card loan portfolio	49	—	2,262	—
Income (loss) from equity method investments	78	(2,525)	(298)	(5,461)
Mortgage services income	1,329	504	2,613	1,320
Brokerage services income	861	640	2,159	1,697
Insurance services income	2,327	2,313	6,993	6,658
Trading gains	158	298	1,754	1,040
Bank owned life insurance	992	—	2,905	—
Gain on sale of properties	382	—	382	1,013
Other	1,324	829	3,270	2,869

Total noninterest income	14,844	8,730	50,663	31,352

Noninterest expense:
Salaries and employee benefits	13,277	11,988	39,588	38,093
Occupancy and equipment	4,079	3,839	12,158	12,264
Data processing	712	758	2,024	2,208
Marketing	1,173	630	3,487	1,904
Postage and supplies	982	967	3,270	3,234
Professional services	3,158	1,393	8,160	4,774
Telephone	584	461	1,700	1,575
Amortization of intangibles	127	88	289	278
Prepayment costs on borrowings	—	—	7,366	—
Other	2,451	1,616	7,587	5,811

Total noninterest expense	26,543	21,740	85,629	70,141

Income before income taxes	12,101	14,205	19,913	40,239
Income tax expense	3,207	3,878	5,277	10,985

Net income	$8,894	$10,327	$14,636	$29,254

Net income per share:
Basic	$0.30	$0.34	$0.49	$0.95
Diluted	$0.30	$0.34	$0.49	$0.95
Weighted average shares:
Basic	29,672,137	30,379,838	29,825,313	30,667,773
Diluted	29,904,440	30,506,426	30,020,709	30,864,476

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
	Common Stock		Trust for	Compensation		Other
			Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income	Total

Balance, December 31, 2001	30,742,532	$135,167	$(388)	$388	$168,334	$5,840	$309,341
Comprehensive income:
Net income	—	—	—	—	29,254	—	29,254
Unrealized gain on securities available for sale, net	—	—	—	—	—	13,798	13,798

Total comprehensive income							43,052
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(59)	—	—	—	(59)
Deferred compensation payable in common stock	—	—	—	59	—	—	59
Cash dividends	—	—	—	—	(16,676)	—	(16,676)
Stock options exercised	95,662	1,033	—	—	—	—	1,033
Purchase and retirement of common stock	(698,600)	(11,995)	—	—	—	—	(11,995)

Balance, September 30, 2002	30,139,594	$124,205	$(447)	$447	$180,912	$19,638	$324,755

Balance, December 31, 2002	30,069,147	$122,870	$(476)	$476	$185,900	$15,916	$324,686
Comprehensive income:
Net income	—	—	—	—	14,636	—	14,636
Unrealized loss on securities available for sale, net	—	—	—	—	—	(12,230)	(12,230)

Total comprehensive income							2,406
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(146)	—	—	—	(146)
Deferred compensation payable in common stock	—	—	—	146	—	—	146
Cash dividends	—	—	—	—	(16,537)	—	(16,537)
Stock options exercised	60,526	893	—	—	—	—	893
Shares issued in connection with business acquisition	78,441	1,323	—	—	—	—	1,323
Purchase and retirement of common stock	(565,000)	(10,508)	—	—	—	—	(10,508)

Balance, September 30, 2003	29,643,114	$114,578	$(622)	$622	$183,999	$3,686	$302,263

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30

(Dollars in thousands)	2003	2002

Cash flows from operating activities:
Net income	$14,636	$29,254
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	23,943	6,095
Depreciation	6,687	7,039
Amortization of intangibles	289	278
Premium amortization and discount accretion, net	5,620	519
Net gain on securities available for sale transactions	(9,782)	(6,168)
Net (gain) loss on sale of foreclosed assets	(2)	53
Net gain on sale of premises and equipment	(377)	(1,013)
Gain on sale of credit card loan portfolio	(2,262)	—
Loss from equity method investments	298	5,461
Origination of mortgage loans held for sale	(385,222)	(67,142)
Proceeds from sale of mortgage loans held for sale	241,920	59,943
(Increase) in cash surrender value of bank owned life insurance	(2,905)	—
(Increase) in other assets	(2,150)	(2,880)
(Decrease) increase in other liabilities	(14,086)	5,416

Net cash (used in) provided by operating activities	(123,393)	36,855

Cash flows from investing activities:
Proceeds from sales of securities available for sale	916,697	463,713
Proceeds from maturities of securities available for sale	484,641	188,053
Purchase of securities available for sale	(1,604,367)	(759,907)
Net increase in loans	(119,936)	(288,250)
Proceeds from sale of loans	40,220	—
Proceeds from sales of other real estate	8,207	2,467
Net purchases of premises and equipment	(7,604)	(4,695)
Proceeds from sale of credit card portfolio	13,242	—
Acquisition of businesses, net of cash paid	(280)	—

Net cash used in investing activities	(269,180)	(398,619)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	269,318	67,365
Net (decrease) increase in certificates of deposit	(110,382)	83,478
Net increase in securities sold under repurchase agreements and other borrowings	218,971	196,324
Purchase and retirement of common stock	(10,508)	(11,995)
Proceeds from issuance of common stock	893	1,033
Dividends paid	(16,537)	(16,676)

Net cash provided by financing activities	351,755	319,529

Net decrease in cash and cash equivalents	(40,818)	(42,235)
Cash and cash equivalents at beginning of period	169,850	141,465

Cash and cash equivalents at end of period	$129,032	$99,230

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,066	$64,426
Cash paid for income taxes	12,543	8,613
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate	4,633	4,146
Unrealized (loss) gain on securities available for sale (net of tax effect of $(7,833) and $8,828, respectively)	(12,230)	13,798
Issuance of common stock for business acquisition	1,323	—
Loans held for sale securitized and transferred to the securities available for sale portfolio	286,922	—
Allowance related to loans sold	20,783	322

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     First Charter Corporation (the “Corporation”) is a regional financial services company with assets of approximately $4.1 billion and is the holding company for First Charter Bank (“FCB” or the “Bank”). FCB is a full-service bank and trust company with 53 financial centers and five insurance offices located in 17 counties throughout the piedmont and western half of North Carolina. FCB also maintains one mortgage origination office in Virginia. FCB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

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

     The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for interim periods. All such adjustments were of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications have no effect on net income or shareholders’ equity as previously reported.

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

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 required the Corporation to retroactively restate its previously issued 2002 interim financial statements, to reverse SFAS No. 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation adopted SFAS No. 147 on October 1, 2002. The Corporation had $12.1 million of SFAS No. 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002. In accordance with SFAS No. 147, the Corporation performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. The Corporation performed an annual impairment test of the goodwill in 2003, with no impairment charges recorded. The Corporation will continue to test annually.

     In October 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, (FASB Interpretation No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which establishes disclosure standards for a guarantor about its obligations under certain guarantees that it has issued. Under FASB Interpretation No. 45 a guarantor is required to disclose the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The guarantor is also required to disclose the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The initial recognition and measurement of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accordingly, the Corporation adopted these provisions of FASB Interpretation No. 45 on January 1, 2003. The impact to the Corporation upon adoption was immaterial. The disclosure requirements in FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions in 2002 and has made the relevant disclosures in Note Twelve of the accompanying consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 (APB No. 28), “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation currently has no plans to change its accounting for stock-based employee compensation. The disclosure provisions of this statement, except for the amendment of APB No. 28, are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on December 31, 2002 and these disclosures are presented in the notes to the consolidated financial statements. The provisions of this statement related to the amendment of APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on January 1, 2003, and these disclosures are presented in the notes to the consolidated financial statements.

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

The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FASB Interpretation No. 46 an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FASB Interpretation No. 46 will be effective for the Corporation beginning December 31, 2003. The Corporation is in the process of evaluating the impact of this Interpretation and does not expect a material effect on its consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS No. 133). This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of when-issued securities or other securities that do not yet exist, this Statement is effective for both existing contracts and new contracts entered into after June 30, 2003. All provisions of this Statement should be applied prospectively. The Corporation adopted SFAS No. 149 on July 1, 2003 with no material effect on its consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Accordingly, the Corporation adopted SFAS No. 150 on July 1, 2003, with no effect on its consolidated financial statements. There were no financial instruments issued between June 1, 2003 and June 30, 2003 to which SFAS No. 150 applied.

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

Note Two — Acquisitions

     On July 7, 2003, the Corporation, through a subsidiary of FCB, purchased a third party benefits administrator in a stock transaction. The purchase price delivered at closing consisted of First Charter common stock valued at $1.32 million, and the agreement contemplates additional common stock payments based on the post closing performance of the business. The value of such additional payments, if earned, is expected to total approximately $880,000. This acquisition was accounted for as a purchase. Accordingly, the results of operations of this entity will be included in the consolidated results of operations of the Corporation from the date of the acquisition. Pro forma financial information reflecting the effect of this acquisition on periods prior to the combination is not considered material. Intangibles amounted to $1.1 million of the purchase price. See Note Four.

     On July 31, 2003, the Corporation completed the acquisition of Piedmont Insurance Agency, Inc., a North Carolina based insurance company, which was merged into First Charter Insurance Services. The acquisition was accounted for as a purchase. Pro forma financial information reflecting the effect of this acquisition on periods prior to the combination is not considered material.

Note Three — Net income Per Share

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

     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Basic weighted average number of common shares outstanding	29,672,137	30,379,838	29,825,313	30,667,773
Dilutive effect arising from potential common stock issuances	232,303	126,588	195,396	196,703

Diluted weighted average number of common shares outstanding	29,904,440	30,506,426	30,020,709	30,864,476

     The effects of stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. In both the three and nine months ended September 30, 2003, options to purchase 1.1 million shares, compared to 1.8 million shares and 1.2 million shares for the comparable 2002 periods, were outstanding but not included in the computation of earnings per share because they were antidilutive.

     The Corporation paid cash dividends of $0.185 per share for both the three months ended September 30, 2003 and 2002, respectively, and paid cash dividends of $0.555 and $0.545 for the nine months ended September 30, 2003 and 2002, respectively.

Note Four — Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of September 30, 2003 and December 31, 2002:

	September 30 2003		December 31 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements(1)	$946	$833	$946	$744
Customer lists(1)	1,221	166	417	106
Mortgage servicing rights(1)	7,084	4,609	4,643	3,165
Branch acquisitions(2)	1,110	1,054	1,110	925
Other intangibles(1)(4)	232	12	—	—

Total	$10,593	$6,674	$7,116	$4,940

Unamortized intangible assets:
Goodwill(3)	$18,887	$—	$18,093	$—

(1)  Noncompete agreements, customer lists, mortgage servicing rights and other intangibles are recorded in the Other Operating Segments as described in the 2002 Annual Report on Form 10-K.

(2)  Branch acquisition intangible assets are recorded in the FCB segment as described in the 2002 Annual Report on Form 10-K.

(3)  Goodwill of $6,018 million is recorded in the Other Operating Segments and $12,869 is recorded on FCB as described in the 2002 Annual Report on Form 10-K.

(4)  Other intangibles include trade name and proprietary software.

     The gross carrying amount of goodwill at September 30, 2003 increased $794,000 compared to December 31, 2002, due to goodwill of $409,000 associated with the acquisition of a third party benefits administrator in July 2003 and goodwill of $385,000 associated with the acquisition of Piedmont Insurance Agency in July 2003.

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $127,000 and $289,000 for the three months and nine months ended September 30, 2003, respectively, compared to $88,000 and $278,000 for the comparable 2002 periods.

     The following table presents the estimated amortization expense for intangible assets for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and 2008 and thereafter:

	Noncompete	Customer	Mortgage	Branch	Other
(Dollars in thousands)	Agreements	Lists	Servicing Rights	Acquisitions	Intangibles	Total

2003	$117	$91	$1,769	$171	$44	$2,192
2004	85	157	881	14	81	1,218
2005	—	138	460	—	72	670
2006	—	119	306	—	63	488
2007	—	100	215	—	54	369
2008 and after	—	291	287	—	137	715

Total	$202	$896	$3,918	$185	$451	$5,652

     There was no adjusted effect of goodwill amortization on net income and on basic and diluted earnings per share for both the three months and nine months ended September 30, 2003 and 2002.

Note Five — Loans and Loans Held for Sale

     The Corporation’s primary market area includes North Carolina, and predominately centers around the Metro region of Charlotte, North Carolina. At September 30, 2003, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.

     Loans at September 30, 2003 and December 31, 2002 were:

	September 30, 2003		December 31, 2002

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$732,434	34.6%	$798,664	38.6%
Commercial non real estate	199,412	9.5	223,178	10.8
Construction	275,005	13.0	215,859	10.4
Mortgage	258,927	12.3	237,085	11.4
Consumer	279,512	13.3	280,201	13.5
Home equity	364,191	17.3	317,730	15.3

Total	$2,109,481	100.0%	$2,072,717	100.0%

     The following is a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

Balance, beginning of period	$23,644	$27,213	$27,204	$25,843

Provision for loan losses	2,400	1,750	23,943	6,095
Allowance related to loans sold	—	(322)	(20,783)	(322)
Charge-offs	(2,238)	(1,517)	(7,152)	(4,852)
Recoveries	147	287	741	647

Net charge-offs	(2,091)	(1,230)	(6,411)	(4,205)

Balance, September 30	$23,953	$27,411	$23,953	$27,411

     During the second quarter of 2003, $60.9 million in nonaccruing and accruing higher risk loans were sold to investors, which reduced the allowance for loan losses $20.2 million. In addition, the Corporation’s $11.7 million credit card portfolio was sold, during the first quarter of 2003, which reduced the allowance for loan losses $0.5 million.

     Loans held for sale are carried at the lower of aggregate cost or market. Loans held for sale were $14.8 million and $158.4 million at September 30, 2003 and December 31, 2002, respectively. Loans held for sale was impacted by originations, sales activity and securitizations, which is reflected in the Consolidated Statement of Cash Flows. Loans held for sale consists primarily of 15 and 30 year mortgages which the Corporation intends to sell as whole loans. No valuation allowance to reduce these loans to lower of cost or market was required at September 30, 2003 and December 31, 2002.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

	September 30	December 31
(Dollars in thousands)	2003	2002

Nonaccrual loans	$13,398	$26,467
Other real estate owned	6,709	10,278

Total nonperforming assets	20,107	36,745

Loans 90 days or more past due and still accruing	21	—

Total nonperforming assets and loans 90 days or more past due and still accruing	$20,128	$36,745

     The recorded investment in individually impaired loans was $2.6 million (all of which were on nonaccrual status) and $17.9 million (all of which were on nonaccrual status) at September 30, 2003 and December 31, 2002, respectively. The related allowance for loan losses on these loans was $0.3 million and $4.8 million at September 30, 2003 and December 31, 2002, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2003 and 2002 was $12.7 million and $24.5 million, respectively.

Note Six — Stock Repurchase Program

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. During the nine months ended September 30, 2003, the Corporation repurchased 565,000 shares of its common stock at an average per-share price of $18.47, which reduced shareholders’ equity by $10.5 million. As of September 30, 2003, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which reduced shareholders’ equity by $24.1 million.

     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock.

Note Seven — Trading Activity

     The Corporation engages in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio. Under these agreements, the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. For the three and nine months ended September 30, 2003, the Corporation recognized income of $0.2 million and $1.8 million, respectively, from writing covered call options. The Corporation recognized income of $0.3 million and $1.0 million, respectively, for the three and nine months ended September 30, 2002 from writing covered call options. There were no written covered call options outstanding at September 30, 2003.

Note Eight — Related Party Transactions

     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

     During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact will receive a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty four-month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and Mr. Godbold will receive commissions from Impact based on fees earned by Impact. Management believes that the transaction was at arms-length. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction, reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved and ratified the transaction. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. For the three and nine months ended September 30, 2003, the Corporation received revenues of approximately $1.9 million and $5.4 million, respectively, which resulted in fees of $274,000, and $789,000, respectively, to Impact and resulted in Impact paying commissions to GFA and Mr. Godbold of $192,000 and $552,000, respectively. For the three and nine months ended September 30, 2002, the Corporation received revenues of approximately $1.2 million and $3.4 million, respectively, which resulted in fees of $181,000 and $402,000, respectively, to Impact and resulted in Impact paying commissions to GFA and Mr. Godbold of $127,000 and $281,000, respectively.

Note Nine — Business Segment Information

     Refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 for information with respect to the Corporation’s policies for defining and accounting for its segments. Financial information by segment for the nine months ended September 30, 2003 and 2002 is as follows:

	September 30, 2003

		Other
		Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$133,293	$392	$57	$133,742
Total interest expense	54,483	—	437	54,920

Net interest income	78,810	392	(380)	78,822
Provision for loan losses	23,943	—	—	23,943
Total noninterest income	36,300	14,364	(1)	50,663
Total noninterest expense	70,828	14,755	46	85,629

Net income (loss) before income taxes	20,339	1	(427)	19,913
Income taxes expense (benefit)	5,390	—	(113)	5,277

Net income (loss)	$14,949	$1	$(314)	$14,636

Total loans, net	$2,083,828	$1,510	$—	$2,085,338
Total assets	4,030,301	31,369	26,297	4,087,967

	September 30, 2002

		Other
		Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$147,948	$153	$154	$148,255
Total interest expense	62,636	—	496	63,132

Net interest income	85,312	153	(342)	85,123
Provision for loan losses	6,095	—	—	6,095
Total noninterest income	23,640	11,348	(3,636)	31,352
Total noninterest expense	57,840	12,225	76	70,141

Net income (loss) before income taxes	45,017	(724)	(4,054)	40,239
Income taxes expense (benefit)	12,290	(198)	(1,107)	10,985

Net income (loss)	$32,727	$(526)	$(2,947)	$29,254

Total loans, net	$2,197,228	$17,031	$—	$2,214,259
Total assets	3,642,552	29,247	29,130	3,700,929

(1)	Included in other operating segments are revenues, expenses and assets of insurance services, brokerage, mortgage and financial management.

(2)	Included in “other” are revenues, expenses and assets of the parent company and eliminations.

Note Ten — Equity Method Investments

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

     These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these limited partnerships invest. All of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made by the management of the limited partnerships and are reviewed by the Corporation’s management for reasonableness. The assumptions in the valuation of these investments include the viability of the business model, the ability of the company to obtain alternative financing, the ability to generate revenues in future periods and other subjective factors. Given the inherent risks associated with this type of investment, in the current economic environment, there can be no guarantee that there will not be widely varying gains or losses on these equity method investments in future periods.

     At September 30, 2003 and December 31, 2002, the total book value of equity method investments was $2.5 million and $3.8 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $2.5 million, $1.1 million represents investments in venture capital partnerships, which invest primarily in equity securities. The remaining $1.4 million is invested in Small Business Investment Companies (“SBICs”), which make debt investments that qualify for the investment test under the Community Reinvestment Act. At September 30, 2003, the Corporation’s remaining commitment to fund the equity method investments was $1.7 million and represented commitments to three venture funds that are SBICs. These three venture funds primarily make debt investments in established companies that have a minimum of $5 million in annual revenue. These remaining commitments are callable in 2003.

Note Eleven — Stock-Based Compensation

     The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The pro forma impact on net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to FASB Statement No. 123”, is disclosed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$8,894	$10,327	$14,636	$29,254
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	591	529	2,059	2,180

Pro forma net income	$8,303	$9,798	$12,577	$27,074

Earnings per share:
Basic-as reported	$0.30	$0.34	$0.49	$0.95

Basic-pro forma	$0.28	$0.32	$0.42	$0.88

Diluted-as reported	$0.30	$0.34	$0.49	$0.95

Diluted-pro forma	$0.28	$0.32	$0.42	$0.88

Note Twelve — Commitments, Contingencies and Off-Balance Sheet Risk

     Commitments and Off-Balance Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.

     At September 30, 2003, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $314.7 million, loan commitments totaling $331.9 million and standby letters of credit aggregating $7.9 million. Of the $314.7 million of preapproved unused lines of credit, $32.4 million were at fixed rates and $282.3 million were at floating rates. Of the $331.9 million of loan commitments, $56.5 million were at fixed rates and $275.4 million were at floating rates. Of the $7.9 million of standby letters of credit, $6.9 million expire in less than one year and $1.0 million expire in one to three years. The fair value and carrying value at September 30, 2003 of standby letters of credit issued or modified during the three and nine months ended September 30, 2003 were less than $100,000. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not be limited to, accounts receivable, inventory and commercial and residential real estate.

     The Bank primarily makes commercial and consumer loans to customers throughout its market area. The Corporation’s primary market area includes the state of North Carolina, and predominately centers on the Metro region of Charlotte, North Carolina. The real estate loan portfolio can be affected by the condition of the local real estate markets.

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

Note Thirteen — Comprehensive Income

     Comprehensive income includes net income and all non-owner changes to the Corporation’s equity. The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

     The Corporation’s total comprehensive income for the nine months ended September 30, 2003 and 2002 was $2.4 million and $43.1 million, respectively. Information concerning the Corporation’s other comprehensive income for the nine months ended September 30, 2003 and 2002 is as follows:

	For the Nine Months Ended September 30,

	2003			2002

(Dollars in thousands)	Before Tax Amount	Tax Effect	After Tax Amount	Before Tax Amount	Tax Effect	After Tax Amount

Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during period	$(10,281)	$(4,018)	$(6,263)	$28,794	$11,234	$17,560
Less: Reclassification for realized gains	9,782	3,815	5,967	6,168	2,406	3,762

Unrealized (losses) gains, net of reclassification	$(20,063)	$(7,833)	$(12,230)	$22,626	$8,828	$13,798

Other comprehensive (loss) income	$(20,063)	$(7,833)	$(12,230)	$22,626	$8,828	$13,798

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

Overview

     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, FCB. The Corporation’s principal executive offices are located in Charlotte, North Carolina. FCB is a full service bank and trust company with 53 financial centers and five insurance offices located in 17 counties throughout the piedmont and western half of North Carolina. As of September 30, 2003, the Corporation and its subsidiaries owned 35 of those financial center locations, leased 18 of those financial center locations and leased the five insurance offices. The Corporation also leases a facility in Reston, Virginia for the origination of real estate loans, as well as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans.

     The Corporation’s primary market area is located within North Carolina and predominately centers around the Metro region of Charlotte, North Carolina, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-first largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. As of September 30, 2003 the unemployment rate for the Charlotte Metro region was 6.6 percent compared to 6.4 percent for the state of North Carolina. The Corporation believes that it is not dependent on any one or a few types of commerce due to the economic diversity in the region.

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

     The Corporation’s recognition of earnings or losses from an equity method investment is determined by the Corporation’s share of the investee’s earnings on a quarterly basis (or, in the case of some smaller investments, on an annual basis if there has been no significant change in values). The limited partnerships generally provide their financial information during the quarter after the end of a given period. The Corporation’s policy is to record its share of earnings or losses on these equity method investments in the quarter such information was received.

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

     At September 30, 2003 and December 31, 2002 the total book value of equity method investments was $2.5 million and $3.8 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $2.5 million, $1.1 million represents investments in venture capital partnerships, which invest primarily in equity securities. The remaining $1.4 million is invested in Small Business Investment Companies (“SBICs”), which make debt investments that qualify for the investment test under the Community Reinvestment Act. At September 30, 2003, the Corporation’s remaining commitment to fund the equity method investments was $1.7 million and represented commitments to three venture funds that are SBICs. These three venture funds primarily make debt investments in established companies that have a minimum of $5 million in annual revenue. These remaining commitments are callable in 2003.

Results of Operations

     Refer to Table One for quarterly selected financial data.

Earnings Summary

     Net income amounted to $8.9 million, or $0.30 per diluted common share, for the three months ended September 30, 2003, compared to net income of $10.3 million, or $0.34 per diluted common share, for the three months ended September 30, 2002. The decrease in net income was primarily due to (i) a $4.8 million increase in noninterest expense resulting from (a) increased professional fees primarily related to consulting services in connection with the review and revision of our procedures to comply with the Bank Secrecy Act, consulting services to ensure compliance with Section 404 of the Sarbanes-Oxley Act and fees related to the investigation and collection of questionable residential rental property loans, (b) increased salaries and employee benefits resulting from additional personnel associated with the purchase of a third party benefits administrator in July 2003 and increased commission-based compensation in our mortgage, brokerage and insurance services areas, (c) increased other operating expense due to an increase in mortgage servicing fees, non-credit losses and other miscellaneous expenses, and (d) increased marketing expense associated with the implementation of the Checking Account Marketing Program (“CHAMP”); (ii) a $2.8 million decrease in net interest income resulting from a decrease in interest income due to lower interest income on earning assets partially offset by a decrease in interest expense resulting from the continued effects of a declining interest rate environment; and (iii) a $0.7 million increase in the provision for loan losses arising from increased net charge-offs. This decrease was partially offset by (i) a $6.1 million increase in noninterest income resulting from income recognized from the Corporation’s investment in bank owned life insurance (“BOLI”), growth in services charges on deposit accounts, income from equity method investments, increases in financial management income due to the purchase of a third party benefits administrator, brokerage revenues and mortgage loan income, gains on the sale of bank property and increases in other income due to increased ATM fees, mortgage servicing income and lower write-downs of mortgage servicing rights and (ii) a $0.7 million decrease in income tax expense due to a decrease in taxable income and the effective tax rate.

     Net income for the three months ended September 30, 2003 and 2002 includes certain selected items, which are set forth in Table Two. These selected items are included in net income and should be considered in a year over year analysis of results of operations. For the three months ended September 30, 2003, these selected items primarily consisted of (i) a $0.4 million gain on the sale of property, (ii) a $0.3 million gain on the sale of securities, (iii) $0.2 million of income from trading gains and (iv) $0.1 million of income from equity method investments. For the three months ended September 30, 2002, selected items primarily consisted of (i) a $1.4 million gain on the sale of securities, (ii) $0.3 million of income from trading gains and (iii) a $2.5 million loss on equity method investments.

     During the first nine months of 2003, the results of operations were also affected by the sale of $60.9 million in nonaccruing and accruing higher risk loans to investors in June 2003 (the “June Loan Sale”). The rationale for these sales was to improve the asset quality of the loan portfolio and to contain the financial risk of the aforementioned loans. The effect of the June Loan Sale is discussed in more detail throughout this section. In particular, the June Loan Sale resulted in an increased provision for loan losses and has impacted several of the Corporation’s asset quality ratios.

     Net income amounted to $14.6 million, or $0.49 per diluted common share, for the nine months ended September 30, 2003, compared to $29.3 million, or $0.95 per diluted common share, for the nine months ended September 30, 2002. The decrease in net income was primarily due to (i) a $17.8 million increase in the provision for loan losses arising from the June Loan Sale, from current adverse business conditions and increased net charge-offs, (ii) a $15.5 million increase in noninterest expense which was due to the following factors: prepayment cost associated with the refinancing of $50 million of fixed term advances; increased professional fees due to the June Loan Sale, consulting fees to ensure compliance with Section 404 of the Sarbanes-Oxley Act, the review and revision of our procedures for compliance with the Bank Secrecy Act, and fees related to the investigation and collection of questionable residential rental property loans; increased other operating expenses primarily due to an increase in sub-servicing fees, non-credit losses and other miscellaneous expenses, increased marketing expense associated with the implementation of CHAMP and increased salary and employee benefits due to additional personnel associated with the purchase of a third party benefits administrator in July 2003 and increased commission-based compensation in our mortgage, brokerage and insurance service areas, (iii) a $6.3 million decrease in net interest income resulting from a decrease in interest income due to lower interest income on earning assets partially offset by a decrease in interest expense resulting from the continued effects of a declining interest rate environment. This decrease was partially offset by (i) a $19.3 million increase in noninterest income resulting from gains on sale of securities, gain on the sale of the credit card portfolio, gains on sale of bank property, income recognized from the Corporation’s investment in BOLI, growth in service charges on deposit accounts, higher trading gains, increases in brokerage revenues, mortgage services income, financial management income due to the purchase of a third party benefits administrator and insurance services revenues and (ii) a $5.7 million decrease in income tax expense due to a decrease in taxable income and the effective tax rate.

     Net income for the nine months ended September 30, 2003 and 2002 includes certain selected items, which are set forth in Table Two. These selected items are included in net income and should be considered in a year over year analysis of results of operations. For the nine months ended September 30, 2003, selected items primarily consisted of (i) a $9.8 million gain on the sale of securities, (ii) a $2.3 million gain on the sale of credit card loans, (iii) $1.8 million of income from trading gains, (iv) a $0.4 gain on the sale of property, (v) $7.4 million of prepayment costs on FHLB borrowings and (v) a $0.3 million net loss on equity method investments. For the nine months ended September 30, 2002, selected items primarily consisted of (i) a $6.2 million gain on the sale of securities, (ii) a $1.0 million gain recognized on the sale of excess bank property, (iii) $1.0 million of income from trading gains and (iv) a $5.5 million loss on equity method investments.

Table One
Selected Financial Data

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Income statement
Interest income	$43,233	$49,782	$133,742	$148,255
Interest expense	17,033	20,817	54,920	63,132

Net interest income	26,200	28,965	78,822	85,123
Provision for loan losses	2,400	1,750	23,943	6,095
Noninterest income	14,844	8,730	50,663	31,352
Noninterest expense	26,543	21,740	85,629	70,141

Income before income taxes	12,101	14,205	19,913	40,239
Income tax expense	3,207	3,878	5,277	10,985

Net income	$8,894	$10,327	$14,636	$29,254

Per common share
Basic net income	$0.30	$0.34	$0.49	$0.95
Diluted net income	0.30	0.34	0.49	0.95
Cash dividends declared	0.185	0.185	0.555	0.545
Period-end book value	10.20	10.78	10.20	10.78
Average shares outstanding — basic	29,672,137	30,379,838	29,825,313	30,667,773
Average shares outstanding — diluted	29,904,440	30,506,426	30,020,709	30,864,476
Ratios
Return on average shareholders’ equity(1)	11.31%	12.30%	6.13%	12.00%
Return on average assets(1)	0.87	1.14	0.50	1.12
Net interest margin(1)	2.86	3.57	2.97	3.63
Average loans to average deposits	83.76	95.27	86.26	93.16
Average equity to average assets	7.66	9.29	8.07	9.35
Efficiency ratio(2)	64.26	58.84	70.52	62.43
Dividend payout	61.67	54.41	113.27	57.37
Selected period end balances
Securities available for sale	$1,603,262	$1,212,742	$1,603,262	$1,212,742
Loans held for sale	14,784	14,532	14,784	14,532
Loans	2,109,481	2,227,363	2,109,481	2,227,363
Allowance for loan losses	23,953	27,411	23,953	27,411
Total assets	4,087,967	3,700,929	4,087,967	3,700,929
Total deposits	2,481,582	2,313,788	2,481,582	2,313,788
Borrowings	1,261,412	1,004,836	1,261,412	1,004,836
Total liabilities	3,785,704	3,376,174	3,785,704	3,376,174
Total shareholders’ equity	302,263	324,755	302,263	324,755
Selected average balances
Loans and loans held for sale	2,130,236	2,170,961	2,140,652	2,078,937
Earning assets	3,730,688	3,311,707	3,618,677	3,209,160
Total assets	4,071,214	3,586,969	3,952,528	3,486,391
Total deposits	2,543,301	2,278,758	2,481,486	2,231,470
Borrowings	1,180,770	923,570	1,105,708	879,948
Total shareholders’ equity	311,962	333,165	319,048	326,026

(1)	Annualized

(2)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

     The following table presents a schedule of selected items included in net income for the three and nine months ended September 30, 2003 and 2002:

Table Two
Selected Items

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

(Dollars in thousands)	2003	2002	2003	2002

Selected items included in earnings
Noninterest income
Gain on sale of securities	$270	$1,416	$9,782	$6,168
Gain on sale of credit card portfolio	49	—	2,262	—
Equity investment write down	—	—	—	(20)
Equity method (loss) income	78	(2,525)	(298)	(5,461)
Trading gains	158	298	1,754	1,040
Gain on sale of property	382	—	382	1,013
Noninterest expense
Prepayment costs on borrowings	—	—	(7,366)	—

Business Segments

     For the nine months ended September 30, 2003 and 2002 the Corporation only had one reportable segment, FCB. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Other operating segments include brokerage, insurance, mortgage and financial management, which provides comprehensive financial planning, funds management and investments.

     The following table for First Charter’s reportable business segment compares total income for the nine months ended September 30, 2003 to the same period last year:

Table Three
Business Segment Net Income (Loss)

	For the Nine Months
	Ended September 30

(Dollars in thousands)	2003	2002

FCB	$14,949	$32,727
Other operating segments	1	(526)
Other	(314)	(2,947)

Total consolidated	$14,636	$29,254

     FCB’s net income was $14.9 million for the nine months ended September 30, 2003 compared to $32.7 million for the corresponding period in 2002. The decrease was primarily due to (i) a $17.8 million increase in the provision for loan losses arising from the June Loan Sale, current adverse business conditions and increased net charge-offs, (ii) a $13.0 million increase in noninterest expense which was due to the following factors: prepayment cost associated with the refinancing of $50 million of fixed term advances; increased professional fees due to the June Loan Sale, consulting fees to ensure compliance with Section 404 of the Sarbanes-Oxley Act, the review and revision of our procedures for compliance with the Bank Secrecy Act, and fees related to the investigation and collection of questionable residential rental property loans; increased other operating expenses primarily due to an increase in mortgage servicing income, non-credit losses and other miscellaneous expenses and increased marketing expense associated with the implementation of CHAMP and (iii) a $6.5 million decrease in net interest income due to lower interest income on earning assets partially offset by a decrease in interest expense resulting from the continued effects of a declining interest rate environment. This decrease was partially offset by (i) a $12.7 million increase in noninterest income resulting from gains on sale of debt securities, gain on the sale of the credit card portfolio, income recognized from the Corporation’s investment in BOLI, growth in services charges on deposit accounts and higher trading gains and (ii) a $6.9 million decrease in income tax expense due to a decrease in taxable income and the effective tax rate.

     Other operating segments reported net income of $1,000 for the nine months ended September 30, 2003 compared to a net loss of $0.5 million for the corresponding period in 2002. The decrease in net loss was primarily due to higher noninterest income due to increases in brokerage services revenues, mortgage fee income, insurance services revenues and financial management income primarily due to the acquisition of a third party benefits administrator in July. The increases were partially offset by increased noninterest expense due to higher incentive compensation based on the increases in noninterest income.

     Other reported a net loss of $0.3 million for the nine months ended September 30, 2003 compared to a net loss of $2.9 million for the same year ago period. The decrease in net loss was primarily due to a $5.5 million net loss on equity method investments during the nine months ended September 30, 2002 versus a net loss of $0.3 million for the nine months ended September 30, 2003. In addition, gains on sale of equity securities amounted to $0.2 million and $1.8 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. These changes resulted in a decrease in the income tax benefit to $0.3 million at September 30, 2003 from $2.9 million at September 30, 2002.

Net Interest Income

     An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and nine months ended September 30, 2003 and 2002 is presented in Tables Four and Five. The changes in net interest income (on a taxable-equivalent basis) for the three and nine months ended September 30, 2003 and 2002 are analyzed in Tables Six and Seven.

     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. Net interest income amounted to $26.2 million for the three months ended September 30, 2003, a decrease of $2.8 million from net interest income of $29.0 million for the same period in 2002. The decrease was primarily due to lower yields on earning assets resulting from the continued effects of a declining interest rate environment. As previously discussed, the Corporation sold $60.9 million in nonaccruing and accruing higher risk loans in June 2003. The reinvestment of these proceeds was made in lower yielding mortgage-backed securities. In addition, the Corporation sold $70 million in bonds in the fourth quarter of 2002 and reinvested the proceeds into Bank Owned Life Insurance (“BOLI”), to help offset the rise in employee benefit costs. This investment is classified as an other asset on the balance sheet, and the income is recognized as noninterest income rather than being recognized as interest income. For the third quarter of 2003, income earned on BOLI amounted to approximately $1.0 million, which is nontaxable. Also, the mortgage-backed securities portfolio has produced lower effective yields due to increased amortization of premiums resulting from increased prepayment speeds of underlying mortgages. During the first half of 2003, the Corporation sold approximately $371.7 million of these mortgage-backed securities in order to stabilize cash flows and to improve effective yields in this portfolio. These proceeds were reinvested in fixed term agency securities and mortgage-backed securities of a shorter average life and at a lower current coupon. In addition, using standard rate shock analysis, the Corporation expects that the extension risk in the reinvested portfolio should be less than that of the securities sold. These actions, coupled with weak loan demand, have resulted in a change in the mix of earning assets from higher yielding loans to lower yielding securities. The decrease in net interest income was partially offset by a $3.8 million decrease in interest expense due to (i) a decline in interest rates across the yield curve, (ii) a planned shift in funding sources from higher cost retail deposits to lower-cost transaction based accounts and (iii) the benefits from the refinancing of $100 million and $50 million of fixed-term advances during the fourth quarter of 2002 and second quarter of 2003, respectively.

     Net interest income amounted to $78.8 million for the nine months ended September 30, 2003, a decrease of $6.3 million from net interest income of $85.1 million for the same period in 2002. Net interest income decreased primarily due to (i) lower interest income on earning assets resulting from the continued effects of a declining interest rate environment, (ii) lower effective yields from the mortgage-backed securities portfolio due to the acceleration of amortization of premiums resulting from increased prepayment speeds, (iii) lower reinvestment yields on increased cash flows, (iv) the effects of the sale of $70 million of bonds to purchase BOLI, the income from which is recognized as noninterest income and (v) a change in the mix of earning assets from higher yielding loans to lower yielding securities. The decrease in net interest income was partially offset by an $8.2 million decrease in interest expense due to (i) a decline in interest rates across the yield curve, (ii) a planned shift in funding sources from higher cost retail deposits to lower cost transaction based accounts and (iii) the benefits from the refinancing of fixed-term advances.

     Average interest earning assets increased approximately $419.0 million to $3.73 billion for the three months ended September 30, 2003 compared to $3.31 billion for the same 2002 period. This increase was due to a $431.2 million increase in the Corporation’s average securities available for sale. The increase in average securities available for sale was due to the securitization of $286.9 million of mortgage loans held for sale during 2003 and net purchases of securities used to increase earning assets. The Corporation increased its securities available for sale early in the first quarter of 2003 to offset the effects of weak loan demand. Average loans and loans held for sale decreased $40.7 million for the three months ended September 30, 2003, partially due to the securitization of $56.3 million of mortgage loans during the third quarter of 2003 and the June Loan Sale.

     Average interest earning assets increased approximately $409.5 million to $3.62 billion for the nine months ended September 30, 2003 compared to $3.21 billion for the same 2002 period. This increase was partially due to a $303.4 million increase in the Corporation’s average securities available for sale. The increase in average securities available for sale was due to the securitization of $286.9 million of mortgage loans held for sale and net purchases of securities used to increase earning assets. The Corporation increased its securities available for sale early in the first quarter of 2003 to offset the effects of weak loan demand. Average interest earning assets also increased due to growth in the Corporation’s average loan and loans held for sale portfolio, which increased $61.7 million. The increase in average loans and loans held for sale was partially offset by the June Loan Sale, the sale of $11.7 million of credit card loans and the securitization of $286.9 million of mortgage loans held for sale. The decrease in average yield on interest earning assets to 4.67 percent and 5.00 percent for the three and nine months ended September 30, 2003, respectively, compared to 6.06 percent and 6.26 percent for the same 2002 periods, resulted principally from the decrease in the average prime rate to 4.00 percent and 4.16 percent for the three and nine months ended September 30, 2003, respectively, from 4.75 percent for both the three and nine months ended September 30, 2002. The decrease in the average prime rate is attributable to the Federal Reserve’s 50 basis point decrease in the Fed Funds rate during the fourth quarter of 2002 and 25 basis point decrease late in the second quarter of 2003. The effect of the Federal Reserve’s 25 basis point decrease in the Fed Funds rate late in the second quarter of 2003 is expected to further compress the average yield in future periods. The average yield earned on loans was 5.41 percent and 5.63 percent for the three and nine months ended September 30, 2003, respectively, compared to 6.38 percent and 6.53 percent for the same 2002 periods.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities of $467.5 million to $3.38 billion for the three months ended September 30, 2003 and an increase of $426.0 million to $3.27 billion for the first nine months of 2003 as compared to $2.91 billion and $2.84 billion for the same periods in 2002, due to (i) the use of Federal Home Loan Bank (“FHLB”) advances to fund growth in earning assets and (ii) increases in deposits primarily due to CHAMP and the recently introduced Money Market Max accounts. The average rate paid on interest bearing liabilities decreased to 2.00 percent and 2.25 percent for the three and nine months ended September 30, 2003, respectively, compared to 2.83 percent and 2.97 percent in the same 2002 periods, primarily due to a decline in short-term interest rates. The average rate paid on interest-bearing deposits was 1.80 percent and 2.04 percent for the three and nine months ended September 30, 2003, respectively, down from 2.49 percent and 2.65 percent in the same 2002 periods. Similarly, the rate paid on other borrowed funds decreased to 2.38 percent and 2.64 percent for the three and nine months ended September 30, 2003, respectively, compared to 3.57 percent and 3.68 percent in the same 2002 periods.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 71 basis points to 2.86 percent and 66 basis points to 2.97 percent for the three and nine months ended September 30, 2003, respectively, compared to 3.57 percent and 3.63 percent in the same 2002 periods. This decrease reflects the impact of the declining interest rate environment, which had a negative impact on the net interest margin as assets repriced faster than liabilities due to the asset sensitive nature of the balance sheet. In addition, reinvestment rates were lower than rates earned by assets previously held on the balance sheet including the sale of $40.0 million of accruing higher risk loans as a part of the June Loan Sale.

     The following table includes for the three months ended September 30, 2003 and 2002 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Four
Average Balances and Net Interest Income Analysis

	Third Quarter 2003			Third Quarter 2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense	Paid(5)

Interest earning assets:
Loans and loans held for sale(1)(2)(3)	$2,130,236	$29,042	5.41%	$2,170,961	$34,888	6.38%
Securities — taxable	1,492,232	13,411	3.59	1,049,868	14,091	5.37
Securities — nontaxable	68,198	1,214	7.12	79,338	1,423	7.17
Federal funds sold	2,513	6	0.91	1,369	5	1.56
Interest bearing bank deposits	37,509	91	0.96	10,171	45	1.75

Total earning assets(4)	3,730,688	43,764	4.67	3,311,707	50,452	6.06

Cash and due from banks	84,143			70,854
Other assets	256,383			204,408

Total assets	$4,071,214			$3,586,969

Interest bearing liabilities:
Demand deposits	851,534	1,756	0.82	569,768	1,361	0.95
Savings deposits	118,942	103	0.34	133,123	322	0.96
Other time deposits	1,230,670	8,104	2.61	1,287,930	10,815	3.33
Other borrowings	1,180,770	7,070	2.38	923,570	8,319	3.57

Total interest bearing liabilities	3,381,916	17,033	2.00	2,914,391	20,817	2.83

Noninterest bearing sources:
Noninterest bearing deposits	342,155			287,937
Other liabilities	35,181			51,476
Shareholders’ equity	311,962			333,165

Total liabilities and shareholders’ equity	$4,071,214			$3,586,969

Net interest spread			2.67			3.23
Impact of noninterest bearing sources			0.19			0.34

Net interest income/ net interest margin		$26,731	2.86%		$29,635	3.57%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of approximately $677 and $509 for the third quarter of 2003 and 2002, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the second quarter of 2003 and 2002. The adjustments made to convert to a taxable-equivalent basis were $531 and $670 for the second quarter of 2003 and 2002, respectively.

(5)	Annualized

     The following table includes for the nine months ended September 30, 2003 and 2002 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Five
Average Balances and Net Interest Income Analysis

	Nine Months Ended September 30

	2003			2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense	Paid(5)

Interest earning assets:
Loans and loans held for sale(1)(2)(3)	$2,140,652	$90,093	5.63%	$2,078,937	$101,520	6.53%
Securities — taxable	1,350,980	41,027	4.05	1,038,135	44,208	5.68
Securities — nontaxable	72,956	3,903	7.13	82,446	4,460	7.21
Federal funds sold	2,266	17	0.99	1,081	14	1.76
Interest bearing bank deposits	51,823	430	1.11	8,561	106	1.65

Total earning assets(4)	3,618,677	135,470	5.00	3,209,160	150,308	6.26

Cash and due from banks	82,892			85,965
Other assets	250,959			191,266

Total assets	$3,952,528			$3,486,391

Interest bearing liabilities:
Demand deposits	768,914	5,679	0.99	571,059	4,156	0.97
Savings deposits	117,936	429	0.49	122,557	1,010	1.10
Other time deposits	1,277,266	26,987	2.82	1,270,253	33,775	3.55
Other borrowings	1,105,708	21,825	2.64	879,948	24,191	3.68

Total interest bearing liabilities	3,269,824	54,920	2.25	2,843,817	63,132	2.97

Noninterest bearing sources:
Noninterest bearing deposits	317,371			267,601
Other liabilities	46,285			48,947
Shareholders’ equity	319,048			326,026

Total liabilities and shareholders’ equity	$3,952,528			$3,486,391

Net interest spread			2.76			3.29
Impact of noninterest bearing sources			0.22			0.34

Net interest income/ yield on earning assets		$80,550	2.97%		$87,176	3.63%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of approximately $1,661 and $1,611 for the nine months ended September 30, 2003 and 2002, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first nine months of 2003 and 2002. The adjustments made to convert to a taxable-equivalent basis were $1,728 and $2,053 for the nine months ended September 30, 2003 and 2002, respectively.

(5)	Annualized

     The following table presents the changes in net interest income from the three months ended September 30, 2002 to the three months ended September 30, 2003:

Table Six
Volume and Rate Variance Analysis

	Three months ended September 30

	Increase (Decrease) in Net Interest Income Due to Change in(1)

	2002			2003
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale(2)	$34,888	$(5,242)	$(604)	$29,042
Securities — taxable	14,091	(5,637)	4,957	13,411
Securities — nontaxable(2)	1,423	(11)	(198)	1,214
Federal funds sold	5	(3)	4	6
Interest bearing bank deposits	45	(48)	94	91

Total interest income	$50,452	$(10,941)	$4,253	$43,764

Interest expense:
Demand deposits	$1,361	$(232)	$627	$1,756
Savings deposits	322	(196)	(23)	103
Other time deposits	10,815	(2,283)	(428)	8,104
Other borrowings	8,319	(3,177)	1,928	7,070

Total interest expense	20,817	(5,888)	2,104	17,033

Net interest income	$29,635	$(5,053)	$2,149	$26,731

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Four for further details.

     The following table presents the changes in net interest income from the nine months ended September 30, 2002 to the nine months ended September 30, 2003:

Table Seven
Volume and Rate Variance Analysis

	Nine months ended September 30

	Increase (Decrease) in Net Interest Income Due to Change in(1)

	2002			2003
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale(2)	$101,520	$(14,233)	$2,806	$90,093
Securities — taxable	44,208	(14,593)	11,412	41,027
Securities — nontaxable(2)	4,460	(47)	(510)	3,903
Federal funds sold	14	(10)	13	17
Interest bearing bank deposits	106	(123)	447	430

	$150,308	$(29,006)	$14,168	$135,470

Interest expense:
Demand deposits	$4,156	$72	$1,451	$5,679
Savings deposits	1,010	(553)	(28)	429
Other time deposits	33,775	(6,955)	167	26,987
Other borrowings	24,191	(7,697)	5,331	21,825

	63,132	(15,133)	6,921	54,920

	$87,176	$(13,873)	$7,247	$80,550

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Five for further details.

Provision for Loan Losses

     The provision for loan losses is the amount charged to earnings which is necessary to maintain an adequate and appropriate allowance for loan losses. Accordingly, the factors which influence changes in the allowance for loan losses have a direct effect on the provision for loan losses. The allowance for loan losses changes from period to period as a result of a number of factors, the most significant of which for the Corporation include the following: (i) changes in the amounts of loans outstanding; (ii) changes in the mix of types of loans; (iii) current charge-offs and recoveries of loans; (iv) changes in impaired loan valuation allowances; (v) changes in valuations in certain performing loans which have specific allocations; (vi) changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; and (vii) changes in historical loss percentages, which are used to estimate current probable loan losses. In addition, the Corporation considers other, more subjective factors which impact the credit quality of the portfolio as a whole and estimates allocations of allowance for loan losses for these factors, as well. These factors include loan concentrations, economic conditions and operational risks. Changes in these components of the allowance can arise from fluctuations in the underlying percentages used as related loss estimates for these factors, as well as variations in the portfolio balances to which they are applied. The net change in all of these components of the allowance for loan losses results in the provision for loan losses. For a more detailed discussion of the Corporation’s process for estimating the allowance for loan losses, see Allowance for Loan Losses.

     The provision for loan losses increased to $2.4 million for the three months ended September 30, 2003 compared to $1.8 million for the corresponding period in 2002. The increase was primarily due to the impact of the June Loan Sale on the historical loss ratios and allocation factors used in the allowance model as well as an increase in consumer and commercial net charge-offs.

     The provision for loan losses for the nine months ended September 30, 2003 amounted to $23.9 million compared to $6.1 million a year ago. The increase in the provision for loan losses was primarily attributable to the following second quarter 2003 events:

     (i)  As a result of deteriorating financial results of several large commercial relationships and independent appraisals of collateral, the Corporation added $7.5 million to the provision for loan losses. The decrease in appraised values and deteriorating financial results reflect the impact of the continued weakness in the economy on these customers. These loan relationships were sold as part of the June Loan Sale.

     (ii)  The Corporation made an additional provision of $4.0 million related to the discount taken in the June Loan Sale.

     (iii)  As a result of the impact of the June Loan Sale on the historical loss ratios used in the allowance model and management’s continuous evaluation of the current economic environment and operational risks, the Corporation added $3.5 million to the provision for loan losses.

     (iv)  The Corporation identified up to 165 residential rental property loans totaling approximately $12.8 million some of which appear to have questionable appraisals and collateral value. These loans were made by one loan officer who is no longer employed by the Corporation or its subsidiaries. The appraisals received by the Corporation were completed by appraisers who were not employees of the Corporation or its subsidiaries. This matter has been reported by management to authorities and is under continuing investigation by management and by those authorities. As a result of management’s investigation, during the second quarter of 2003, the Corporation increased the provision for loan losses by approximately $2.4 million. In the third quarter of 2003, $0.4 million of these loans were charged-off. In addition, loans totaling $0.3 million were foreclosed and moved to other real estate owned (“OREO”) and $0.2 million were paid down or paid-off. As management’s investigation continues, it is possible that an additional provision for loan losses may be required with respect to these loans.

     Net charge-offs for the three months ended September 30, 2003 amounted to $2.1 million, or 0.40 percent of average loans, compared to $1.2 million, or 0.23 percent of average loans for the same 2002 period. The increase in net charge-offs was primarily due to (i) the previously discussed $0.4 million of residential rental property loan charge-offs which was previously provided for in the allowance for loan losses, (ii) a $0.3 million increase in consumer loan charge-offs and (iii) a $0.3 million increase in commercial loan charge-offs. Net charge-offs for the nine months ended September 30, 2003 amounted to $6.4 million, or 0.41 percent of average loans compared to

$4.2 million, or 0.27 percent of average loans for the same 2002 period. These increases in net charge-offs were due to higher commercial loan charge-offs due to the impact of the continued weak economic environment and the previously discussed $0.4 million of residential rental property loan charge-offs.

     During the three and nine months ended September 30, 2003, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information, and assesses its impact on the allowance for loan losses. Based on its review for the nine months ended September 30, 2003, the Corporation noted that economic conditions continue to be weak; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.

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

     In addition to reviewing the impact of the economy and any loan concentrations, the Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. Additional reserves have been set-aside in the allowance model for operational risk due to the differences in underwriting methodologies underlying the loans inherited through mergers. With the implementation of one central loan policy and procedure, this risk appears to be stable. As a result, the percent of additional allocation for the operational reserve has not changed in recent periods.

     The provision for loan losses was impacted by changes in allocations of allowance for loan losses to the various loan types. A higher allocation of allowance for loan losses was required for commercial loans in September 2003 over June 2003 due primarily to recent downgrades on commercial loans. This was partially offset by a lower allocation of allowance required for mortgage loans due to a decrease in the reserve factors based on historical loss experience. Consumer loan allocations of the allowance for loan losses have remained essentially unchanged from June 2003 to September 2003.

     Management did not make any significant changes in the loss estimation methodology during the quarter that had a significant impact on the provision for loan losses, except as mentioned above.

Noninterest Income

     As presented in Table Eight, noninterest income increased $6.1 million to $14.8 million for the three months ended September 30, 2003, as compared to $8.7 million for the period ended September 30, 2002. The increase in noninterest income includes $0.4 million of gains on sale of bank property. The remaining components of the increase were (i) $1.0 million of income recognized from the Corporation’s investment in BOLI, (ii) a $1.0 million increase in service charges on deposit accounts resulting from increased NSF fees on a greater volume of overdraft items (see Note Eight of the consolidated financial statements for a discussion of certain related party transactions which impacted deposit service charges in the three months ended September 30, 2003 and 2002), (iii) a $0.8 million increase in financial management income primarily due to the purchase of a third party benefits administrator in July 2003, (iv) a $0.8 million increase in mortgage services income as the low interest rate environment continued to fuel record mortgage originations and refinance activity, (v) a $0.2 million increase in brokerage revenues due to increased commission and fee income reflecting current market conditions and (vi) a $0.5 million increase in other income due to increased ATM fees, mortgage servicing income and lower write-downs of mortgage servicing rights. In addition, income from equity method investments amounted to $0.1 million in the third quarter of 2003 versus net losses of $2.5 million for the same period in 2002. These improvements were partially offset by a $1.1 million decrease in gains on sales of securities and a $0.1 million decrease in trading gains.

     As presented in Table Eight, noninterest income increased $19.3 million to $50.7 million for the nine months ended September 30, 2003 compared to $31.4 million for the same period in 2002. The increase includes a $2.3 million gain on the sale of the credit card portfolio and a $3.6 million increase in gains on the sales of callable agency and mortgage-backed securities. The remaining components of this increase were (i) $2.9 million of income recognized from the Corporation’s investment in BOLI, (ii) a $2.2 million increase in service charges on deposit accounts resulting from increased NSF fees on a greater volume of overdraft items (see Note Eight of the consolidated financial statements for a discussion of certain related party transactions which impacted deposit service charges in the nine months ended September 30, 2003 and 2002), (iii) a $1.3 million increase in mortgage services income, (iv) a $0.7 million increase in trading gains, (v) a $0.6 million increase in financial management income primarily due to the purchase of a third party benefits administrator, (vi) a $0.5 million increase in brokerage revenues, (vii) a $0.3 million increase in insurance service income, and (viii) a $0.4 million increase in other noninterest income due to increased ATM fees, merchant income and mortgage servicing income. In addition, net losses from equity method investments amounted to $0.3 million in the nine months ended September 30, 2003 versus net losses of $5.5 million for the same period in 2002. These results included gains on the sale of bank property of $0.4 million and $1.0 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. Noninterest income was also impacted by the write down of mortgage servicing rights of $0.5 million and $0.2 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in the write down of mortgage servicing rights was due to increasing prepayments in the current low interest rate environment.

Table Eight
Noninterest Income

	Three Months				Nine Months
	Ended September 30		Increase/(Decrease)		Ended September 30		Increase/(Decrease)

(Dollars in thousands)	2003	2002	Amount	Percent	2003	2002	Amount	Percent

Service charges on deposit accounts	$5,674	$4,689	$985	21.0%	$16,375	$14,135	$2,240	15.8%
Financial management income	1,400	566	834	147.3	2,466	1,913	553	28.9
Gain on sale of securities	270	1,416	(1,146)	(80.9)	9,782	6,168	3,614	58.6
Gain on sale of credit card loan portfolio	49	—	49	NA	2,262	—	2,262	NA
Income (loss) from equity method investments	78	(2,525)	2,603	103.1	(298)	(5,461)	5,163	(94.5)
Mortgage services income	1,329	504	825	163.7	2,613	1,320	1,293	98.0
Brokerage services income	861	640	221	34.5	2,159	1,697	462	27.2
Insurance services income	2,327	2,313	14	0.6	6,993	6,658	335	5.0
Trading gains	158	298	(140)	(47.0)	1,754	1,040	714	68.7
Bank owned life insurance	992	—	992	NA	2,905	—	2,905	NA
Gain on sale of property	382	—	382	NA	382	1,013	(631)	(62.3)
Other	1,324	829	495	59.7	3,270	2,869	401	14.0

Total noninterest income	$14,844	$8,730	$6,114	70.0%	$50,663	$31,352	$19,311	61.6%

Noninterest Expense

     As presented in Table Nine, noninterest expense totaled $26.5 million for the three months ended September 30, 2003 compared to $21.7 million a year ago. The variance includes a (i) $1.8 million increase in professional fees primarily due to $0.5 million of consulting services related to the review and revision of our procedures to comply with the Bank Secrecy Act, (ii) $0.4 million of consulting services to ensure compliance with Section 404 of the Sarbanes-Oxley Act, and (iii) $0.2 million of fees related to the investigation and collection of questionable residential rental property loans. The balance of the increase in professional fees relates to various other consulting services. Noninterest expense was also impacted by a $1.3 million increase in salaries and employee benefits due to additional personnel associated with the purchase of a third party benefits administrator in July and increased commission-based compensation in our mortgage, brokerage and insurance services areas. These increases were partially offset by a $0.6 million decrease in incentive compensation accruals as a result of a revision in estimated payouts. In addition, noninterest expense was impacted by a $0.8 million increase in other operating expense primarily due to increased mortgage servicing fees, non-credit losses and other miscellaneous expenses and a $0.5 million increase in marketing expense associated with the implementation of CHAMP.

     As presented in Table Nine, noninterest expense totaled $85.6 million for the nine months ended September 30, 2003 compared to $70.1 million for the corresponding period in 2002. The major contributing factors to this increase were (i) $7.4 million of prepayment costs associated with the refinancing of $50 million of FHLB advances and (ii) a $3.4 million increase in professional fees due to the June Loan Sale, consulting services to ensure compliance with Section 404 of the Sarbanes-Oxley Act, the review and revision of our procedures for compliance with the Bank Secrecy Act, and fees related to the investigation and collection of questionable residential rental property loans. Noninterest expense was also impacted by (i) a $1.8 million increase in other operating expense primarily due to increased mortgage servicing fees, non-credit losses and other miscellaneous expenses, (ii) a $1.6 million increase in marketing expense primarily associated with the implementation of CHAMP, (iii) a $1.5 million increase in salaries and employee benefits due to additional personnel associated with the purchase of a third party benefits administrator in July and (iv) increased commission-based compensation in our mortgage, brokerage and insurance services areas. These increases were partially offset by lower incentive compensation accruals as a result of a revision in estimated payouts.

     The efficiency ratio increased to 70.5 percent compared to 62.4 percent for the nine months of 2002. A significant portion of the increase in the efficiency ratio relates to the costs associated with the prepayment of Federal Home Loan Bank advances of $7.4 million and the previously discussed $3.4 million increase in professional fees. In addition, the calculation of the efficiency ratio excludes gains on sale of securities of $9.8 million and $6.2 million for the nine months ended September 30, 2003 and 2002, respectively.

Table Nine
Noninterest Expense

	Three Months				Nine Months
	Ended September 30		Increase/(Decrease)		Ended September 30		Increase/(Decrease)

(Dollars in thousands)	2003	2002	Amount	Percent	2003	2002	Amount	Percent

Salaries and employee benefits	$13,277	$11,988	$1,289	10.8%	$39,588	$38,093	$1,495	3.9%
Occupancy and equipment	4,079	3,839	240	6.3	12,158	12,264	(106)	(0.9)
Data processing	712	758	(46)	(6.1)	2,024	2,208	(184)	(8.3)
Marketing	1,173	630	543	86.2	3,487	1,904	1,583	83.1
Postage and supplies	982	967	15	1.6	3,270	3,234	36	1.1
Professional services	3,158	1,393	1,765	126.7	8,160	4,774	3,386	70.9
Telephone	584	461	123	26.7	1,700	1,575	125	7.9
Amortization of intangibles	127	88	39	44.3	289	278	11	4.0
Prepayment costs on borrowings	—	—	—	NA	7,366	—	7,366	NA
Other	2,451	1,616	835	51.7	7,587	5,811	1,776	30.6

Total noninterest expense	$26,543	$21,740	$4,803	22.1%	$85,629	$70,141	$15,488	22.1%

Income Taxes

     Total income tax expense for the third quarter of 2003 was $3.2 million for an effective tax rate of 26.5 percent, compared to $3.9 million for an effective tax rate of 27.3 percent for the third quarter of 2002. The income tax expense for the nine months ended September 30, 2003 amounted to $5.3 million for an effective tax rate of 26.5 percent, compared to $11.0 million for an effective tax rate of 27.3 percent for the first nine months of 2002. The decrease in the income tax expense for the three and nine months ended September 30, 2003 was attributable to a decrease in taxable income and the effective tax rate.

Financial Condition

Investment Portfolio

     The securities available for sale portfolio increased to $1.60 billion at September 30, 2003 as compared to $1.13 billion at December 31, 2002. The increase in securities available for sale was primarily due to the securitization of $286.9 million of mortgage loans held for sale during the nine months of 2003, as well as the net purchase of $187.1 million of securities used to increase earning assets. The Corporation increased its securities available for sale portfolio early in the first quarter of 2003 to offset the effects of weak loan demand. During 2003, the Corporation changed the mix of the portfolio to stabilize cash flows by selling mortgage backed securities which had produced a lower effective yield due to increased amortization of premiums, and reinvesting the proceeds in fixed-term agency securities and mortgage backed securities of a shorter average life and at a lower coupon.

Loans Held for Sale

     Loans held for sale consists primarily of 15 and 30 year mortgage loans which the Corporation intends to sell as whole loans. Loans held for sale decreased to $14.8 million at September 30, 2003 as compared to $158.4 million at December 31, 2002. Loans held for sale was impacted by originations, sales activity and securitizations, which is reflected in the Consolidated Statement of Cash Flows.

Loan Portfolio

     The Corporation’s loan portfolio at September 30, 2003 consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Within these six segments the Corporation targets customers in its footprint, works within most business segments and focuses on a relationship based business model. Pricing is driven by quality, loan size, the Corporation’s relationship with the customer and by competition. The Corporation is primarily a secured lender in all these loan categories. The Corporation’s loans are generally five years or less in duration with the exception of home equity lines and residential mortgages.

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

Construction

     Real estate construction loans include both commercial and residential construction/permanent loans, which are intended to convert to permanent loans upon completion of the construction. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures primarily in the Corporation’s market area. From time to time, the Corporation may purchase construction loans in other market areas. Construction loans purchased are typically serviced by other third parties. Loans are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

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

     The Bank’s Chief Credit Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loans less than $500,000 may be approved by experienced loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced lenders for any relationships greater than $500,000 and an independent Risk Manager whenever the relationship is greater than $1 million. All relationships greater than $1.5 million receive a comprehensive annual review by the senior lending officers of the Bank, which is then reviewed by the independent Risk Management Officers and the Bank’s Officer Loan Committee. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Credit Officer and an Executive Loan Committee comprised of executive and senior management. In addition, commitments over $7.5 million are further reviewed by a Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. The Corporation has a general target lending limit to one borrower of $10 million; however, at times some loans may exceed that limit.

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

     Gross loans increased to $2.11 billion at September 30, 2003 as compared to $2.07 billion at December 31, 2002. The increase in loans was primarily due to a $59.1 million increase in construction loans, which includes $24.8 million of 1-4 family construction loans purchased in late September, a $46.5 million increase in home equity loans and a $21.8 million increase in primarily adjustable rate mortgage loans. These increases were partially offset by the sale of $60.9 million in nonaccruing and accruing higher risk loans in connection with the June Loan Sale and the sale of the Corporation’s $11.7 million credit card portfolio during the first quarter of 2003.

     The Corporation’s primary market area includes the state of North Carolina but predominately centers around the Metro region of Charlotte. At September 30, 2003, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this Metro region. An economic downturn in our primary market area could adversely affect our business. The diversity of the region’s economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

     In the normal course of business there are various outstanding commitments to extend credit, which are not reflected in the consolidated financial statements. At September 30, 2003, the unused portion of preapproved lines of credit totaled $314.7 million, unfunded loan commitments totaled $331.9 million and standby letters of credit aggregated $7.9 million. These amounts represent the Bank’s exposure to credit risk, and in the opinion of management, have no more than the normal lending risk that the Bank commits to its borrowers. Management expects that these commitments can be funded through normal operations. The table below summarizes loans in the classifications indicated as of September 30, 2003 and December 31, 2002.

Table Ten
Loan Portfolio Composition

	September 30,	%	June 30,	%	December 31,	%
(Dollars in thousands)	2003	of Total Loans	2003	of Total Loans	2002	of Total Loans

Commercial real estate	$732,434	34.72%	$765,303	37.07%	$798,664	38.53%
Commercial non real estate	199,412	9.45	212,753	10.30	223,178	10.77
Construction	275,005	13.04	209,926	10.17	215,859	10.41
Mortgage	258,927	12.27	257,236	12.46	237,085	11.44
Consumer	279,512	13.25	271,734	13.16	280,201	13.52
Home equity	364,191	17.26	347,716	16.84	317,730	15.33

Total loans	2,109,481	100.00	2,064,668	100.00	2,072,717	100.00

Less — allowance for loan losses	(23,953)	(1.14)	(23,644)	(1.15)	(27,204)	(1.31)
Unearned income	(190)	(0.01)	(209)	(0.01)	(247)	(0.01)

Loans, net	$2,085,338	98.86%	$2,040,815	98.84%	$2,045,266	98.68%

Deposits

     Total deposits increased to $2.48 billion at September 30, 2003 as compared to $2.32 billion at December 31, 2002. The increase in deposits was due to a $228.6 million increase in money market accounts, and a $40.7 million increase in low-cost interest checking, savings and noninterest bearing deposits. These increases were partially offset by a $110.4 million planned decrease in time deposits. The ability to generate deposits has been enhanced by the introduction of CHAMP for individuals during the fourth quarter of 2002 and Business CHAMP during the first quarter of 2003. As a result, 2.7 times as many checking accounts were opened during the first nine months of 2003 than the first nine months of 2002. In addition, during the first quarter of 2003 the Corporation introduced a new money market account, the Money Market Max Account. This product has been very successful with total balances at September 30, 2003 of $322.9 million. The emphasis of these programs is to develop new customer relationships to generate additional fee income opportunities, and to shift our funding mix towards lower-cost funding sources.

Other Borrowings

     Other borrowings increased to $1.26 billion at September 30, 2003 as compared to $1.04 billion at December 31, 2002. The increase was primarily due to increases in FHLB borrowings, which were at lower rates than comparable retail funding rates. The proceeds of these borrowings were used to fund the growth in earning assets.

Nonperforming Assets

     Nonaccrual loans at September 30, 2003 decreased to $13.4 million as compared to $26.5 million at December 31, 2002, primarily due to the June Loan Sale. In addition, classified assets at September 30, 2003 decreased to $39.5 million compared to $89.5 million at December 31, 2002, primarily due to the June Loan Sale. OREO decreased to $6.7 million at September 30, 2003 from $10.3 million at December 31, 2002. This decrease was due to the sale of the two largest properties in the OREO portfolio during the second quarter of 2003. These properties were sold in cash transactions valued at an aggregate of $4.7 million for a gain of $0.3 million. Total nonperforming assets (includes nonaccrual loans and OREO) and loans 90 days or more past due and still accruing decreased to $20.1 million at September 30, 2003 compared to $36.7 million at December 31, 2002. As a result of the June Loan Sale and the aforementioned sale of two OREO properties, the Corporation’s asset quality ratios have significantly improved, as the ratio of nonaccrual loans to loans decreased to 0.64 percent at September 30, 2003 from 1.28 percent at December 31, 2002. In addition, the ratio of classified assets as a percentage of loans decreased to 1.87 percent at September 30, 2003 from 4.32 percent at December 31, 2002. Also, the ratio of past due loans over 30 days to total loans decreased to 0.71 percent from 1.20 percent at December 31, 2002, due to the June Loan Sale and continued focused collection efforts.

     Nonaccrual loans at September 30, 2003 increased to $13.4 million as compared to $11.1 million at June 30, 2003, primarily due to the addition of several commercial loans to nonaccrual status as some of our customers continue to experience difficulties in this current economic environment. Management is taking steps to remediate these loans. Classified assets at September 30, 2003 decreased to $39.5 million compared to $41.1 million at June 30, 2003. In addition, OREO decreased to $6.7 million at September 30, 2003 from $6.9 million at June 30, 2003. Total nonperforming assets (includes nonaccrual loans and OREO) and loans 90 days or more past due and still accruing increased to $20.1 million at September 30, 2003 compared to $18.3 million at June 30, 2003. The ratio of nonaccrual loans to loans increased to 0.64 percent at September 30, 2003 from 0.54 percent at June 30, 2003. In addition, the ratio of past due loans over 30 days to total loans increased to 0.71 percent from 0.67 percent at June 30, 2003. The ratio of classified assets as a percentage of loans decreased to 1.87 percent at September 30, 2003 from 1.99 percent at June 30, 2003.

     Nonaccrual loans at September 30, 2003 were not concentrated in any one industry and primarily consisted of notes with a principal balance of less than $250,000, primarily secured by real estate. These notes represent 12 different banking relationships, and certain banking relationships account for multiple notes. Management anticipates that nonaccrual loans may increase in the near term as some customers continue to experience difficulties in this current economic environment. As discussed elsewhere herein, management has taken current economic conditions into consideration when estimating the allowance for loan losses.

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

Table Eleven
Nonperforming and Problem Assets

	September 30		June 30		March 31		December 31		September 30
(Dollars in thousands)	2003		2003		2003		2002		2002

Nonaccrual loans	$13,398		$11,144		$30,021		$26,467		$24,418
Other real estate owned	6,709		6,866		11,200		10,278		9,675

Total nonperforming assets	20,107		18,010		41,221		36,745		34,093

Loans 90 days or more past due and still accruing interest	21		312		—		—		—

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$20,128		$18,322		$41,221		$36,745		$34,093

Nonperforming assets as a percentage of:
Total assets	0.49%		0.45%		1.03%		0.98%		0.92%
Total loans and other real estate owned	0.95		0.87		1.97		1.76		1.52
Ratio of allowance for loan losses to nonperforming loans	1.50	x	2.12	x	0.88	x	1.03	x	1.12	x

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

     Management currently uses several measures to assess and control the loan portfolio risk. For example, all loans over $1.5 million are reviewed by the Bank’s Officer Loan Committee, and any issues regarding risk assessments of those credits are addressed by the Bank’s Senior Risk Managers and factored into future lending decisions. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Credit Officer and an Executive Loan Committee comprised of executive and senior management. In addition, commitments over $7.5 million are further reviewed by a Board of Directors Loan Committee. The Corporation also maintains an independent credit review function, which has responsibility to review the underwriting, documentation and risk grading process. Loans are reviewed on a sampling basis at regular intervals throughout the year by credit review. The resulting evaluation and report is shared with Executive Management and the Board of Directors’ Loan and Audit Committees.

     At September 30, 2003 the allowance for loan losses was $24.0 million or 1.14 percent of gross loans compared to $27.2 million or 1.31 percent at December 31, 2002. The allowance for loan losses was reduced $20.2 million due to the June Loan Sale. As of March 31, 2003, the loans sold in the June Loan Sale had approximately $8.7 million of allowance allocated to them. As previously discussed (see Provision for Loan Losses), during the second quarter of 2003 an additional provision of $7.5 million was recorded due to the deteriorating financial results of these relationships and recently received collateral appraisals. In addition, during the second quarter an additional provision of $4.0 million was recorded for the credit-related discount taken in the June Loan Sale. These loans had a higher percentage of allocated allowance for loan losses due to their higher probable rate of loss. Also, included in the allowance for loan losses was an allocation of $2.4 million related to the previously discussed residential rental properties which have questionable appraisals and collateral values. Due to third quarter charge-offs and foreclosures on these properties, the allocation has been reduced to $1.9 million. The allowance for loan losses was also reduced $0.5 million due to the sale of the Corporation’s credit card portfolio and by net charge-offs of $7.2 million. These reductions were partially offset by additional provision expense of $23.9 million (see Provision for Loan Losses). As a result of the aforementioned transactions, the Corporation’s ratio of the allowance for loan losses to loans was reduced largely due to the significant improvement in the Corporation’s asset quality profile. The ratio of allowance for loan losses to nonaccrual loans increased to 1.79 at September 30, 2003 from 1.03 at December 31, 2002, primarily due to the decrease in nonaccrual loans. First Charter monitors the adequacy of the allowance for loan losses to cover inherent losses in the loan portfolio through the use of a loan loss migration model. Management believes the Corporation is adequately reserved based on its assessment of its credit risk profile.

     At September 30, 2003 the allowance for loan losses was $24.0 million or 1.14 percent of gross loans compared to $23.6 million or 1.15 percent at June 30, 2003. The increase in the allowance for loan losses was due to changes in allocations of allowance for loan losses to the various loan types. A higher allocation of allowance for loan losses was required for commercial loans in September 2003 over June 2003 due primarily to recent downgrades on certain commercial loans. This was partially offset by a lower allocation of allowance required for mortgage loans due to a decrease in the reserve factors based on historical loss experience. Consumer loan allocations of the allowance for loan losses remained essentially unchanged from June 2003 to September 2003. The decrease in the allowance for loan losses as a percent of total loans from June 30, 2003 was due to changes in the loan portfolio mix and risk factors. As noted in Table Ten, commercial real estate, commercial non real estate and mortgage loans as a percentage of total loans declined from June 30, 2003 to September 30, 2003, whereas construction, consumer and home equity loans as a percentage of total loans increased from June 30, 2003 to September 30, 2003. Construction, mortgage and home equity loans all have lower historical loss rates than commercial and consumer loans, thereby requiring a lower allocation of allowance for loan losses. The ratio of allowance for loan losses to nonaccrual loans decreased to 1.79 at September 30, 2003 from 2.12 at June 30, 2003, primarily due to the addition of several commercial loans to nonaccrual status as some of our customers continue to experience difficulties in this current economic environment.

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

Table Twelve
Allowance For Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

Balance, beginning of period	$23,644	$27,213	$27,204	$25,843

Loan charge-offs:
Commercial non real estate	418	372	3,393	1,301
Commercial real estate	584	60	990	410
Construction	17	160	(24)	641
Mortgage	4	39	9	99
Consumer	967	792	2,257	2,257
Home equity	248	94	527	144

Total loans charged-off	2,238	1,517	7,152	4,852

Recoveries of loans previously charged-off:
Commercial non real estate	32	6	390	28
Commercial real estate	2	206	3	223
Construction	—	—	—	—
Mortgage	—	2	—	11
Consumer	112	66	314	258
Home equity	—	—	—	—
Other	1	7	34	127

Total recoveries of loans previously charged-off	147	287	741	647

Net charge-offs	2,091	1,230	6,411	4,205

Provision for loan losses	2,400	1,750	23,943	6,095
Allowance related to loans sold or transferred	—	(322)	(20,783)	(322)

Balance, September 30	$23,953	$27,411	$23,953	$27,411

Average loans	$2,080,112	$2,166,161	$2,108,092	$2,074,817
Net charge-offs to average loans (annualized)	0.40%	0.23%	0.41%	0.27%
Allowance for loan losses to gross loans	1.14	1.23	1.14	1.23

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

     The Corporation’s primary source of funding is from customer deposits, other borrowings, loan repayments and securities available for sale. If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. The Bank currently has an available line of credit with the FHLB totaling $1.1 billion with $991.3 million outstanding. At September 30, 2003, the Bank also had federal funds back-up lines of credit totaling $65.0 million, of which there were no amounts outstanding. At September 30, 2003, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstanding of $26.5 million.

     Another source of liquidity is the securities available for sale portfolio. See Investment Portfolio for further discussion. Management believes the Bank’s sources of liquidity are adequate to meet loan demand, operating needs and deposit withdrawal requirements.

     The Corporation has existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. The Corporation anticipates refinancing any contractual obligations that are due in less than one year.

Table Thirteen
Contractual Obligations
As of September 30, 2003

	Payments Due by Period

	Less than
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Total

Other borrowings	$733,112	$140,000	$100,000	$288,300	$1,261,412
Lease obligations	1,997	4,360	1,713	10,688	18,758
Equity method investees funding	1,700	—	—	—	1,700
Deposits (1)	2,183,119	230,577	67,333	553	2,481,582

Total Contractual Cash Obligations	$2,919,928	$374,937	$169,046	$299,541	$3,763,452

(1)	Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

Asset-Liability Management and Interest Rate Sensitivity

     The primary objective of the Corporation’s asset-liability management strategy is to enhance earnings through balance sheet growth while reducing or minimizing the risk caused by interest rate changes. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 3.70 percent of net interest income at September 30, 2003. Assuming a 100 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 0.31 percent of net interest income at September 30, 2003. Although the Corporation’s policy for interest shock scenarios is an increase or decrease of 300 basis points, in the current low interest rate environment the decreased interest rate shock scenario is equal to the Fed Funds rate of 100 basis points. Both of the rate shock scenarios are within Management’s acceptable range.

     From time to time, the Corporation may use derivative financial instruments including futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. At September 30, 2003, the Corporation had no such derivative financial instruments. Refer to Note Seven of the consolidated financial statements and Results of Operations for a discussion of the Corporation’s use of written over-the-counter covered call options during 2003. The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

     The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised.

     The following table presents aggregated information about commitments of the Corporation which could impact future periods.

Table Fourteen
Commitments
As of September 30, 2003

	Amount of Commitment Expiration Per Period

	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$29,480	$2,024	$4,630	$278,590	$314,724
Standby Letters of Credit	6,911	980	—	—	7,891
Loan Commitments	246,103	61,655	16,660	7,434	331,852

Total Commitments	$282,494	$64,659	$21,290	$286,024	$654,467

     Table Fifteen summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest bearing bank deposits, are excluded from Table Fifteen as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at September 30, 2003. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.

Table Fifteen
Market Risk
September 30, 2003

		Expected Maturity

(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Book value	$1,540,108	$699,197	$256,924	$165,514	$162,145	$176,204	$80,124
Weighted average effective yield	3.82%
Fair value	$1,543,299
Loans and loans held for sale
Fixed rate
Book value	$689,489	173,050	134,253	99,576	73,157	37,265	172,188
Weighted average effective yield	6.61%
Fair value	$720,451
Variable rate
Book value	$1,410,633	507,883	232,165	147,977	133,860	100,885	287,863
Weighted average effective yield	4.58%
Fair value	$1,408,390
Liabilities
Deposits
Fixed rate
Book value	$1,184,806	893,070	155,543	68,307	60,836	6,497	553
Weighted average effective yield	2.34%
Fair value	$1,188,681
Variable rate
Book value	$959,367	$952,640	6,635	92	—	—	—
Weighted average effective yield	0.53%
Fair value	$959,376
Other borrowings
Fixed rate
Book value	$578,300	100,031	100,033	65,035	25,037	40	288,124
Weighted average effective yield	3.78%
Fair value	$616,696
Variable rate
Book value	$683,112	683,112	—	—	—	—	—
Weighted average effective yield	1.18%
Fair value	$683,123

Capital Resources

     At September 30, 2003, total shareholders’ equity was $302.3 million, representing a book value of $10.20 per share, compared to $324.7 million or a book value of $10.80 per share at December 31, 2002. The decrease was primarily due to cash dividends paid of $16.5 million, the recognition of $12.2 million in after-tax unrealized losses on available for sale securities and the payment of $10.5 million for the purchase and retirement of 565,000 shares of common stock. These decreases were partially offset by net income of $14.6 million, an increase in additional paid in capital of $1.3 million due to the issuance of approximately 78,000 shares in connection with the acquisition of a third party benefits administrator and the receipt of $0.9 million from the sale of approximately 61,000 shares of common stock issued for stock options. The securities available for sale portfolio had an unrealized net gain of $3.7 million (net of tax) at September 30, 2003, compared to an unrealized net gain of $15.9 million (net of tax) at December 31, 2002. At September 30, 2003, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation’s and the Bank’s various regulators categorized the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since those notifications that management believes have changed either of the entities’ categories. The Corporation’s capital requirements are summarized in the table below:

Table Sixteen
Capital Ratios

			Risk-Based Capital

	Leverage Capital		Tier 1 Capital		Total Capital

(Dollars in thousands)	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)

Actual	$277,914	6.86%	$277,914	10.72%	$302,595	11.67%
Required	162,017	4.00	103,731	4.00	207,462	8.00
Excess	115,897	2.86	174,183	6.72	95,133	3.67

(1)	Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3 percent to 5 percent, depending on the institution’s composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.
(2)	Percentage of risk-weighted assets.

Regulatory Matters

     The Bank entered into a written agreement on September 25, 2003, with the Federal Reserve Bank of Richmond and the Office of the North Carolina Commissioner of Banks, the Bank’s primary federal and state regulatory agencies. The agreement arises out of the previously disclosed regulatory examinations and requires the Bank to take appropriate actions to improve its programs and procedures for complying with the Currency and Foreign Transactions Reporting Act and the anti-money laundering provisions of Regulation H of the Board of Governors of the Federal Reserve System. As it has previously disclosed, the Bank has taken substantial actions, and adopted and implemented a number of policies and procedures, to address the concerns of the regulatory agencies. Management does not believe that compliance with the agreement will have a material effect on First Charter’s financial condition, liquidity, capital resources or operations in future periods.

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

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 required the Corporation to retroactively restate its previously issued 2002 interim financial statements, to reverse SFAS No.

72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation adopted SFAS No. 147 on October 1, 2002. The Corporation had $12.1 million of SFAS No. 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002. In accordance with SFAS No. 147, the Corporation performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. The Corporation performed an annual impairment test of the goodwill in 2003 and will do so in years thereafter.

     In October 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, (FASB Interpretation No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which establishes disclosure standards for a guarantor about its obligations under certain guarantees that it has issued. Under FASB Interpretation No. 45 a guarantor is required to disclose the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The guarantor is also required to disclose the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The initial recognition and measurement of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accordingly, the Corporation adopted these provisions of FASB Interpretation No. 45 on January 1, 2003. The impact to the Corporation upon adoption was immaterial. The disclosure requirements in FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions in 2002 and has made the relevant disclosures in Note Twelve of the accompanying consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 (APB No. 28), “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation currently has no plans to change its accounting for stock-based employee compensation. The disclosure provisions of this statement, except for the amendment of APB No. 28, are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on December 31, 2002 and these disclosures are presented in the notes to the consolidated financial statements. The provisions of this statement related to the amendment of APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on January 1, 2003, and these disclosures are presented in the notes to the consolidated financial statements.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, (FASB Interpretation No. 46), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities by business enterprises. Variable interest entities are equity interests that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of expected losses if they occur, receive a majority of the entity’s residual returns if they occur, or both. The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FASB Interpretation No. 46 an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FASB Interpretation No. 46 will be effective for the Corporation beginning December 31, 2003. The Corporation is in the process of evaluating the impact of this Interpretation and does not expect a material effect on its consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS No. 133). This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of when-issued securities or other securities that do not yet exist, this Statement is effective for both existing contracts and new contracts entered into after June 30, 2003. All provisions of this Statement should be applied prospectively. The Corporation adopted SFAS No. 149 on July 1, 2003 with no material effect on its consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Accordingly, the Corporation adopted SFAS No. 150 on July 1, 2003, with no effect on its consolidated financial statements. There were no financial instruments issued between June 1, 2003 and June 30, 2003 to which SFAS No. 150 applied.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset-Liability Management and Interest Rate Sensitivity on page 38 for Quantitative and Qualitative Disclosures about Market Risk.

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

Item 2. Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities

     On July 7, 2003, the Registrant, through a subsidiary of First Charter Bank, its primary banking subsidiary, acquired all of the outstanding shares of a third party benefits administrator pursuant to a Merger Agreement dated as of the same date (the “Merger Agreement”). No underwriters were used in connection with this transaction. In connection with this transaction, the Registrant issued an aggregate of 78,441 shares of the Registrant’s common stock to John Googe and Jeannie Felts, the shareholders of such acquired entity. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The Merger Agreement also contemplates additional, subsequent issuances of the Registrant’s common stock based upon the future performance of the acquired entity. The Registrant expects the value of these issuances, if earned, to total approximately $880,000.

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

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION (Registrant)

Date: November 7, 2003	By:	/s/ Robert O. Bratton

Robert O. Bratton Executive Vice President & Chief Financial Officer