Form 10-K
period 2003-12-31
FIRST CHARTER CORP /NC/
filed 2004-03-10
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Title of Each Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $479,489,405.

     As of March 5, 2004 the Registrant had outstanding 29,735,990 shares of Common Stock, no par value.

Documents Incorporated by Reference

     PART III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Shareholders to be held on April 28, 2004. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

FIRST CHARTER CORPORATION
AND SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Part I

Item 1. Business

General

     First Charter Corporation (hereinafter referred to as either the “Registrant” or the “Corporation”) is a bank holding company established as a North Carolina Corporation in 1983 and is registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Its principal asset is the stock of its subsidiary, First Charter Bank (“FCB” or the “Bank”). The Bank accounts for over 98 percent of the Registrant’s consolidated assets and consolidated revenues. The principal executive offices of the Corporation are located at 10200 David Taylor Drive, Charlotte, North Carolina 28262. Its telephone number is (704) 688-4300.

     FCB, a North Carolina state bank, is the successor entity to The Concord National Bank, which was established in 1888. On April 4, 2000, the Corporation acquired Carolina First BancShares, Inc. (“Carolina First”), the holding company for Lincoln Bank, Cabarrus Bank and Community Bank & Trust, which merged into the Corporation. Carolina First was a North Carolina corporation and operated through its subsidiary banks and 31 branch offices principally in the greater Charlotte, North Carolina area. On September 1, 2000, Business Insurers of Guilford County (“Business Insurers”) was merged into First Charter Insurance Services. Each of these mergers was accounted for as a pooling of interests and accordingly, all financial information presented herein has been restated for all periods presented to reflect the mergers. On June 22, 2001, First Charter’s banking subsidiary converted from a national bank to First Charter Bank, a North Carolina state bank. The conversion was completed after a cost benefit analysis of supervisory regulatory charges and did not represent any disagreement with the Corporation’s or the Bank’s former regulators. The Bank continued to operate its financial center network franchise under the “First Charter” brand name.

     FCB is a full service bank, which now operates 54 financial centers, five insurance offices and one mortgage origination office in addition to its main office, as well as 93 ATMs (automated teller machines). These facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. FCB, through First Charter of Virginia Realty Investments, Inc., also operates an additional mortgage origination office in Virginia.

     The Corporation’s primary market area is located within North Carolina and predominately centers around the Metro region of Charlotte, North Carolina, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-sixth largest city in the United States and has a diverse economic base. As of December 31, 2003, the unemployment rate for the Charlotte Metro region was 6.2 percent compared to 6.1 percent for the state of North Carolina. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. Thus, the Corporation believes that it is not dependent on any one or a few types of commerce due to the economic diversity in the region.

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

     In addition, through First Charter Brokerage Services, Inc., a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates two other subsidiaries: First Charter Insurance Services, Inc. and First Charter Leasing and Investments, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Leasing and

Investments, Inc. is a North Carolina corporation engaged in commercial equipment leasing and the management of investment securities. It also acts as the holding company for First Charter of Virginia Realty Investments, Inc., a Virginia corporation. First Charter of Virginia Realty Investments, Inc. is engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. First Charter Realty Investments, Inc. is the holding company for FCB Real Estate, Inc., a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC, a North Carolina limited liability company, which owns and maintains the real estate property and assets of the Corporation. FCB Real Estate, Inc. primarily invests in commercial and 1-4 family residential real estate loans. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC, a North Carolina limited liability company. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

     At December 31, 2003, the Registrant and its subsidiaries had 1,031 full-time equivalent employees. The Registrant had no employees who were not also employees of FCB. The Registrant considers its relations with its employees to be good.

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

Government Supervision and Regulation

     General. As a registered bank holding company, the Registrant is subject to the supervision of and regular inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Corporation is a North Carolina chartered banking corporation and a Federal Reserve member bank, with deposits insured by the Federal Deposit Insurance Corporation’s (“FDIC”) insurance funds: the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”). FCB is subject to extensive regulation and examination by the Office of the Commissioner of Banks of the State of North Carolina (the “NC Commissioner”) under the direction and supervision of the North Carolina Banking Commission (the “NC Banking Commission”) and by the FDIC, which insures its deposits to the maximum extent permitted by law.

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

     In addition, the GLB Act also modifies current law related to financial privacy and community reinvestment. The privacy provisions generally prohibit financial institutions from disclosing nonpublic personal financial information to nonaffiliated third parties unless the customer has the opportunity to “opt out” of the sharing of the customers’ nonpublic information with unaffiliated third parties.

     Restrictions on Bank Holding Companies. The Federal Reserve is authorized to adopt regulations affecting various aspects of bank holding companies. Under the BHCA, the Corporation’s activities, and those of companies which it controls or in which it holds more than five percent of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries reasonably can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The BHCA, as amended by the GLB Act, generally limits the activities of a bank holding company (unless the bank holding company has elected to become a financial holding company) to activities that are closely related to banking and a proper incident thereto.

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

     Interstate Banking and Branching Legislation. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of those acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

     The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. Under this legislation, each state had the opportunity either to “opt out” of this provision, thereby prohibiting interstate branching in such states, or to “opt in”. The State of North Carolina elected to “opt in” to such legislation. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

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

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act was enacted which addresses corporate governance and securities reporting requirements. Among its requirements are changes in auditing and accounting, executive compensation, certifications by Chief Executive Officers and Chief Financial Officers of certain securities filings, expanded reporting of information in current reports filed with the Securities and Exchange Commission, more detailed reporting information in securities disclosure documents and more timely filings of corporate information. The Nasdaq National Market has also issued its corporate governance rules that are intended to allow shareholders to more easily and efficiently monitor the performance and activities of companies and their executive officers and directors.

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

Capital and Operational Requirements

     The Federal Reserve and the FDIC issued substantially similar minimum capital adequacy standards of which both the Corporation and the Bank must comply. The risk-based guidelines define a three-tier capital framework, under which the Corporation and the Bank are required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of 4.00 percent and a minimum ratio of Total Capital (as defined) to risk weighted assets of 8.00 percent. Tier 1 Capital generally consists of total shareholders’ equity calculated in accordance with generally accepted accounting principles less certain intangibles. Tier 2 Capital includes, among other items, cumulative perpetual preferred stock, long-term preferred stock, hybrid capital instruments, qualifying subordinated debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval of the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 Capital less investments in unconsolidated subsidiaries is equal to qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and Total Capital by risk-weighted assets. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation and the Bank, as adjusted for one of four categories of applicable risk-weights established in Federal Reserve regulations, based primarily on relative credit risk. At December 31, 2003, the Corporation and the Bank were in compliance with the risk-based capital requirements. The Corporation’s Tier 1 and Total Capital Ratios at December 31, 2003 were 10.00 percent and 10.97 percent, respectively. The Corporation did not have any subordinated debt that qualified as Tier 3 Capital at December 31, 2003.

     The leverage ratio is calculated by dividing Tier 1 Capital by adjusted total assets. The Corporation’s leverage ratio at December 31, 2003 was 6.53 percent. The Corporation meets its leverage ratio requirement.

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

     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Total Risk-Based Capital, Tier 1 Risk-Based Capital and Leverage Capital Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have (1) a Tier 1 Capital ratio of at least 6.00 percent, (2) a Total Capital ratio of at least 10.00 percent, (3) a Leverage ratio of at least 5.00 percent and (4) not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 Capital ratio of at least 4.00 percent, a Total Capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. Under these guidelines, FCB is considered well capitalized as of December 31, 2003. See Note Nineteen of the consolidated financial statements.

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

     Deposit Insurance. The deposits of FCB are insured up to applicable limits by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banking institutions, after giving the institution’s primary regulator an opportunity to take such action. In addition, the Bank is subject to deposit premium assessments by the FDIC. As mandated by FDICIA, the FDIC has adopted regulations for a risk-based insurance assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at a risk assessment for a banking institution, the FDIC places it in one of nine risk categories using a process based on capital ratios and on other relevant information from supervisory evaluations of the bank by the bank’s primary federal regulator, the Federal Reserve, statistical analyses of financial statements and other relevant information.

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

     Regulatory Recommendations. Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities, which, if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.

     During the third quarter of 2003, the Bank entered into a written agreement with the Federal Reserve Bank of Richmond and the Office of the North Carolina Commissioner of Banks, the Bank’s primary federal and state regulatory agencies. The agreement arises out of certain previously disclosed regulatory examinations and requires the Bank to take appropriate actions to improve its programs and procedures for complying with the Currency and Foreign Transactions Reporting Act and the anti-money laundering provisions of Regulation H of the Board of Governors of the Federal Reserve System. The Bank has subsequently taken substantial actions, and adopted and implemented a number of policies and procedures, to address the concerns of the regulatory agencies.

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

Available Information

     The Corporation’s Internet address is www.FirstCharter.com. The Corporation makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities Exchange Commission.

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

     In addition to its main office, FCB has 54 financial centers, five insurance offices and 93 ATMs located in 17 counties throughout North Carolina. As of December 31, 2003, the Corporation and its subsidiaries owned 36 financial center locations, leased 18 financial center locations and leased five insurance offices. The Corporation also leases a facility in Reston, Virginia for the origination of real estate loans. These operations also serve as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans. In addition, the Corporation leases a facility in Winston-Salem, North Carolina for the operations of our third party benefits administrator.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2003.

Item 4A. Executive Officers of the Registrant

     The following list sets forth with respect to each of the current executive officers of the registrant his or her name, age, positions and offices held with the Registrant and the Bank, the period served in such positions or offices and, if such person has served in such position and office for less than five years, the prior employment of such person.

			Year Position
Name	Age	Office and Position	Held
Lawrence M. Kimbrough	63	President and Chief Executive Officer of the Registrant and FCB	1986 - Present

Robert O. Bratton	55	Executive Vice President, Chief Financial Officer, Treasurer of the Registrant and Executive Vice President of FCB	1983 - Present

Robert E. James, Jr.	53	Executive Vice President of the Registrant and Executive Vice President of FCB	1999 - Present

Stephen M. Rownd	44	Executive Vice President of the Registrant and Executive Vice President and Chief Credit Officer of FCB	2001 - Present

		Director of Risk Management, SunTrust Banks, Inc.	1999 - 2001

		Executive Vice President and Chief Credit Officer, SunTrust Bank of Gulf Coast	1996 - 1999

PART II

Item 5. Market For Registrant’s Common Stock and Related Shareholder Matters

     The principal market on which the Common Stock is traded is the Nasdaq National Market. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated, as reported on the Nasdaq National Market:

	Quarter	High	Low
2002	first	$19.45	$16.75
	second	20.57	17.30
	third	17.99	15.33
	fourth	19.19	16.05
2003	first	19.40	17.25
	second	19.56	16.69
	third	20.40	17.04
	fourth	21.20	19.27

     As of March 5, 2004, there were 7,660 record holders of the Corporation’s Common Stock. During 2002 and 2003, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:

	Quarter	Dividend
2002	first	$0.180
	second	0.180
	third	0.185
	fourth	0.185
2003	first	0.185
	second	0.185
	third	0.185
	fourth	0.185

     For additional information regarding the Corporation’s ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.

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

     Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected results in connection with the implementation of our business plan and strategic initiatives are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) legislation or regulatory requirements or changes thereto adversely affect the businesses in which the Corporation is engaged; (9) regulatory compliance cost increases are greater than expected; and (10) decisions to change the business mix of the Corporation.

Overview

     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, FCB. The Corporation’s principal executive offices are located in Charlotte, North Carolina. FCB is a full service bank and trust company with 54 financial centers and five insurance offices located in 17 counties throughout the piedmont and western half of North Carolina. The Corporation also maintains operations in Reston, Virginia for the origination of real estate loans. These operations also serve as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans.

     The Corporation’s primary market area is located within North Carolina and predominately centers around the Metro region of Charlotte, North Carolina, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-sixth largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. The Corporation believes that it is not dependent on any one or a few types of commerce due to the economic diversity of the region; however, North Carolina was one of the states hardest hit by the recent recession. Over the last two years, personal income growth in North Carolina of 4.63 percent lagged the growth of its neighbors, Georgia, 6.23 percent, and Virginia, 6.06 percent. Since the North Carolina economy has historically relied on the manufacturing and transportation sectors, it has been significantly impacted by global competition and rising energy prices. As a result, the North Carolina economy is transitioning to a more service oriented economy. Currently, the finance and insurance industries have shown the most growth. The unemployment rate for the Charlotte Metro region was 6.2 percent in December 2003 compared to 5.7 percent in December 2002. This is the result of several layoffs in the manufacturing sector. The increased unemployment rates reflect the structural changes taking place in the economy of the Charlotte Metro region. The service industry is now the major employer followed by wholesale and retail trade. Two other sectors have begun to emerge as significant contributors, education and health services along with the leisure and hospitality sectors. While commercial real estate lending is still not at levels seen before the recession, there has been an increase in activity. During the third quarter, there was some speculative development and a steady stream of property acquisitions and expansions in the office, mixed use, retail and industrial sectors. For those areas suffering from the decline of manufacturing, not only is unemployment high, but there is also a large amount of textile manufacturing and warehouse space on the market.

     The Corporation’s operations are divided into five primary lines of business: community banking, mortgage, brokerage, insurance, and financial management. Community banking provides a variety of depository accounts including interest bearing and non-interest bearing checking accounts, certificates of deposit and money market accounts. In addition, community banking offers numerous loan products including commercial, consumer, real estate and home equity loans. The community bank also maintains 93 ATM’s and enables customers to access their accounts on-line. The mortgage business provides both fixed-rate and variable-rate mortgage products and loan servicing. First Charter Brokerage Services offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte Metro region. Financial management provides comprehensive financial planning, funds management, investments and record keeping services for many national companies.

     The Corporation derives interest income through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts and from our various lines of business including mortgage, brokerage, insurance and financial management. Also, as a part of the Corporation’s management of its securities portfolio, income is recognized on the sale of bond and equity securities.

     Improving the net interest margin is critical to the Corporation’s strategy to grow earnings. The declining interest rate environment has continued to compress the net interest margin as assets repriced faster than liabilities due to the asset sensitive nature of the Corporation’s balance sheet. In addition, the margin was impacted by lower effective yields on mortgage-backed securities due to increased amortization of premiums resulting from increased prepayment speeds of the underlying mortgages. The Corporation has recently taken major steps towards improving earnings. In 2003, the Corporation prepaid $131 million in longer-term, fixed rate Federal Home Loan Bank (“FHLB”) advances to improve the net interest margin. The Corporation also restructured the securities available for sale portfolio to stabilize cash flows and improve the effective yields in the portfolio. In addition, during the first quarter of 2004, the Corporation entered into a series of interest rate swap agreements which is expected to lower interest expense in 2004.

     Maintaining sound asset quality is a major focus for the Corporation. Several steps were taken in 2003 to improve asset quality. The Corporation sold $60.9 million in nonaccruing and accruing higher risk loans to improve the asset quality of the loan portfolio and to contain the financial risk of these loans. The Corporation anticipated that significant future collections costs would be eliminated while allowing the Corporation to focus additional efforts on growing traditional banking activities and additional sources of income discussed above. Also, the Corporation sold its $11.7 million credit card portfolio in the first quarter of 2003. The sale of the consumer credit card balances was a strategic decision that will allow First Charter to continue to offer a First Charter credit card through MBNA and continue to receive ongoing fee income. These changes are expected to reduce the credit risk profile of the Corporation, which should have a positive impact on earnings. Nevertheless, the business of lending to commercial and consumer customers carries with it significant credit risk, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis.

     The Corporation faces competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than the Corporation.

     The Corporation faces the challenge of retaining existing customers and attracting new customers. The Corporation’s primary methods of competition are to provide exceptional customer service and fairly priced products. The Corporation uses a quarterly independent survey of customers to review its level of customer service. For 2003, customer satisfaction scores surpassed the Corporation’s threshold of 75 percent “very satisfied”. The Corporation experienced a 19 percent decrease in the customer attrition ratio and increased opportunities to expand relationships with our customers. Our main strategy for obtaining new customers is our Checking Account Marketing Program (“CHAMP”), a continuous direct mailing campaign. Its success has provided the Corporation with opportunities to develop new customer relationships to generate additional fee income and to shift our funding mix towards lower-cost funding sources. To meet the needs of existing and potential customers, the Corporation upgraded five branches, opened one new branch, provided extend hours in select branches and its call center and added bilingual personnel. The Corporation will continue to update existing branch and expand into new areas as both market and economic conditions warrant.

     Another challenge for the Corporation is growing fee income through other lines of business. These sources of income provide stability to our earnings with minimal credit risk and less exposure to interest rate risk than our community bank’s traditional lines of business. In addressing this challenge, the Corporation acquired two insurance agencies to expand the reach of our insurance products with businesses and individuals throughout the Charlotte Metro region. In addition, the Corporation acquired a third party benefits administrator which adds new customers, expands our product line and improves our technology platform. As a result of the growth in our other lines of business, we experienced increases in noninterest income in 2003. The Corporation continuously reviews other opportunities for expansion as conditions warrant.

Financial Summary

     In 2003, the results of operations were impacted by several significant events. They include the sale of $60.9 million in nonaccruing and accruing higher risk loans to investors in June 2003 (the “June Loan Sale”), the sale of the Corporation’s credit card portfolio, the restructuring of the securities available for sale portfolio and the prepayment of FHLB longer-term fixed rate advances.

     The June Loan Sale significantly improved the asset quality of the loan portfolio and contained the future financial risk of these loans. The effect of the June Loan Sale negatively impacted the provision for loan losses which is discussed in more detail throughout this section.

     In the first quarter of 2003, the Corporation sold its $11.7 million credit card portfolio for a gain of $2.3 million. The sale of the consumer credit card balances was a strategic decision that allows First Charter to continue to offer a First Charter credit card through MBNA and continue to receive ongoing fee income. In addition, the sale of the credit card portfolio improved asset quality as these loans had a higher percentage of allocated allowance for loan losses due to their unsecured nature and higher historical loss experience.

     During 2003, the Corporation identified approximately $12.8 million of residential rental property loans that appeared to have questionable appraisals and collateral value. As a result, the Corporation increased the provision for loan losses by approximately $2.4 million.

     During early 2003, the mortgage-backed securities portfolio produced lower effective yields due to increased amortization of premiums resulting from increased prepayment speeds. As a result, the Corporation restructured the portfolio to stabilize cash flows and improve the effective yields in the portfolio.

     Given the low interest rate environment in 2003, the Corporation prepaid $131 million of longer-term, fixed-rate FHLB advances. These prepayments are expected to lower interest expense $4.7 million or $.11 per diluted share (after-tax) in 2004.

     Net income amounted to $14.1 million, or $0.47 per diluted share, for the year ended December 31, 2003, a decrease from earnings of $39.8 million, or $1.30 per diluted share, for the year ended December 31, 2002. The decrease was due to several factors. Noninterest expense increased $29.3 million primarily due to $19.1 million of costs associated with the prepayment of FHLB advances, increased professional fees and higher salaries and employee benefits. Provision for loan losses increased $19.2 million due to the June Loan Sale, adverse business conditions and increases in the loan portfolio. Historically low interest rates have compressed the net interest margin during 2003, resulting in a $5.4 million decline in net interest income. A $16.5 million increase in noninterest income was due to continued gains in service charges on deposit accounts, financial management, brokerage, insurance, mortgage and income from Bank Owned Life Insurance (“BOLI”). Income tax expense declined $11.7 million due to a decrease in income and the effective tax rate.

     During 2003, the Corporation experienced strong core business fundamentals in the areas of deposits and customer satisfaction that have created momentum for 2004. The success of CHAMP resulted in 40,995 new checking accounts being opened, which represents a 113 percent increase over 2002. In addition, during 2003, core retail households increased 24 percent to 79,985 primarily due to CHAMP. The results of our customer satisfaction survey remained above 80 percent “very satisfied” during 2003. In addition, the customer attrition ratio decreased 19 percent, which increased opportunities to expand relationships with our customers.

     For the three months ended December 31, 2003, First Charter reported a net loss of $0.5 million or $0.02 per diluted share, a decrease from earnings of $10.5 million or $0.35 per diluted share for the same period in 2002. Earnings were impacted by several factors. Noninterest expense increased $13.8 million due to $11.7 million of costs associated with the prepayment of FHLB advances as compared to $3.3 million in 2002, increased professional fees and higher salaries and employee benefits. Provision for loan losses increased $1.4 million primarily due to increases in the loan portfolio. Noninterest income declined $2.8 million. Increases in services charges, financial management income, insurance income, brokerage income and BOLI were more than offset by declines in gains on sales of securities and trading gains. Net income was positively impacted by a $6.0 million decrease in income tax expense resulting from decreases in income and the 2003 effective tax rate. Net interest income increased $0.9 million. A decline in interest income was more than offset by a decline in interest expense due to a shift in the deposit mix from higher-cost certificates of deposit to low-cost core deposits and the effects of refinancing FHLB long-term fixed rate advances.

Table One
 Selected Financial Data

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2003	2002	2001	2000	1999
Income statement
Interest income	$178,292	$196,388	$215,276	$216,143	$194,271
Interest expense	70,490	83,227	109,912	108,314	90,299

Net interest income	107,802	113,161	105,364	107,829	103,972
Provision for loan losses	27,518	8,270	4,465	7,615	5,005
Noninterest income	64,180	47,631	38,773	30,666	28,795
Noninterest expense	127,032	97,772	87,579	92,727	75,991

Income before income taxes	17,432	54,750	52,093	38,153	51,771
Income taxes	3,286	14,947	16,768	13,312	16,480

Net income	$14,146	$39,803	$35,325	$24,841	$35,291

Per common share
Basic net income	$0.47	$1.30	$1.12	$0.79	$1.12
Diluted net income	0.47	1.30	1.12	0.79	1.11
Cash dividends declared (1)	0.74	0.73	0.72	0.70	0.68
Period-end book value	10.08	10.80	10.06	9.79	9.33
Average shares outstanding - basic	29,789,969	30,520,125	31,480,109	31,435,342	31,504,746
Average shares outstanding - diluted	30,007,435	30,702,107	31,660,985	31,580,328	31,772,060
Ratios
Return on average shareholders’ equity	4.56%	12.13%	11.03%	8.29%	12.08%
Return on average assets	0.35	1.13	1.14	0.90	1.37
Net interest margin	3.00	3.52	3.72	4.26	4.43
Average loans to average deposits	86.60	94.30	95.43	110.52	104.60
Average equity to average assets	7.75	9.28	10.31	10.84	11.31
Efficiency ratio (2)	77.49	64.74	60.97	64.09	56.85
Dividend payout	156.97	56.31	64.29	88.61	61.26
Selected period end balances
Securities available for sale	$1,601,900	$1,129,212	$1,076,324	$441,031	$486,905
Securities held to maturity	—	—	—	—	36,082
Loans held for sale	5,137	158,404	7,334	5,063	1,939
Loans, net	2,227,030	2,045,266	1,921,718	2,123,897	1,940,891
Allowance for loan losses	25,607	27,204	25,843	28,447	25,002
Total assets	4,206,693	3,745,949	3,332,737	2,932,199	2,679,728
Total deposits	2,427,897	2,322,647	2,162,945	1,998,234	1,816,491
Borrowings	1,432,200	1,042,440	808,512	570,024	542,021
Total liabilities	3,907,254	3,421,263	3,023,396	2,622,912	2,389,460
Total shareholders’ equity	299,439	324,686	309,341	309,287	290,268
Selected average balances
Loans, net	2,152,748	2,122,890	1,990,406	2,074,971	1,878,509
Earning assets	3,662,460	3,261,844	2,881,295	2,576,853	2,418,011
Total assets	4,006,488	3,535,180	3,104,952	2,763,920	2,583,803
Total deposits	2,485,711	2,251,256	2,085,669	1,877,426	1,795,921
Borrowings	1,159,889	906,263	652,298	556,859	447,633
Total shareholders’ equity	310,535	328,036	320,215	299,745	292,183

(1)	First Charter Corporation historical cash dividends declared.

(2)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

Critical Accounting Policies

     The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The Corporation’s significant accounting policies are discussed in detail in Note One of the consolidated financial statements.

Allowance for Loan Losses

     The Corporation considers its policy regarding the allowance for loan losses to be one of its most critical accounting policies because it requires management’s most subjective and complex judgments. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.

     The determination of the level of the allowance and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including: (i) general economic conditions, (ii) loan portfolio composition, (iii) prior loan loss experience, (iv) management’s evaluation of credit risk related to both individual borrowers and pools of loans and (v) observations derived from the Corporation’s ongoing internal audit and examination processes and those of its regulators.

     The first component of the allowance for loan losses, the valuation allowance for impaired and certain classified loans, is computed based on documented reviews performed by the Corporation’s Credit Risk Management. The reviews are completed for impaired commercial relationships greater than $150,000 and classified relationships greater than $250,000. Credit Risk Management typically estimates these valuation allowances by considering the fair value of the underlying collateral for each impaired loan using current appraisals or estimates of values. The results of these estimates are updated quarterly or periodically as circumstances change. Changes in the dollar amount of impaired loans or in the estimates of the fair value of the underlying collateral can impact the valuation allowance on impaired loans and, therefore, the overall allowance for loan losses.

     The second component of the allowance for loan losses, the portion attributable to all other loans without specific reserve amounts, is determined by applying historical loss rates to the outstanding balance of loans. The portfolio is segmented into two major categories: commercial loans and consumer loans, which include mortgage, general consumer, consumer real estate, home equity and consumer unsecured. Commercial loans are segmented further by risk grade, so that separate loss factors are applied to each pool of commercial loans. The historical loss factors applied to the commercial segments are determined using a migration analysis tool that computes current loss estimates by credit grade using a trailing loss history database. Since the migration analysis is based on trailing data, the percentage loss estimates can change based on actual losses. Changes in commercial loan credit grades or in the mix of the portfolio can also impact this component of the allowance for loan losses from period to period. Consumer loans are segmented further by collateral types in order to apply separate loss factors to each pool of consumer loans. The historical loss factors applied to the consumer segments are a twelve-month rolling average of losses. Since the loss factors are based on historical data, the percentage loss estimates can change based on actual losses.

     The third component of the allowance for loan losses is intended to capture the various risk elements of the loan portfolio which may not be sufficiently captured in the historical loss rates. These factors currently include intrinsic risk, operational risk and concentration risk. Intrinsic risk relates to the impact of current economic conditions on the Corporation’s borrower base, the effects of which may not be realized by the Corporation in the form of charge-offs for several periods. The Corporation monitors and documents various local, regional and national economic data, and makes subjective estimates of the impact of changes in economic conditions on the allowance for loan losses. Operational risk includes factors such as the likelihood of loss on a loan due to procedural error. Historically, the Corporation has made additional loss estimates for certain types of loans that were either acquired from other institutions in mergers or were underwritten using policies that are no longer in effect at the Corporation. These identified loans are considered to have higher risk of loss than currently reflected in historical loss rates of the Corporation, so additional estimates of loss are made by management. Concentration risk includes the risk of loss due to extensions of credit to a particular industry, loan type or borrower that may be troubled. The Corporation monitors its portfolio for any excessive concentrations of loans during each period, and if any excessive concentrations are noted, estimates of loss would be made. Changes in the allowance for loan losses for these subjective factors can arise from changes in the balance and types of outstanding loans, as well as changes in the underlying conditions which drive a change in the percentage used. As more fully discussed below, the Corporation continually monitors the portfolio in an effort to identify any other factors which may have an impact on loss estimates within the portfolio.

     All estimates of the loan portfolio risk, including the adequacy of the allowance for loan losses, are subject to general and local economic conditions, among other factors, which are unpredictable and beyond the Corporation’s control. Since a significant portion of the loan portfolio is comprised of real estate loans and loans to area businesses, the Corporation is subject to continued risk that the real estate market and economic conditions in general could continue to change and therefore result in additional losses and require increases in the provision for loan losses. If management had made different assumptions about probable loan losses, the Corporation’s financial position and results of operations could have differed materially. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see Allowance for Loan Losses.

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

     These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these limited partnerships invest. All of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made by the management of the limited partnerships and are reviewed by the Corporation’s management for reasonableness. The assumptions in the valuation of these investments include the viability of the business model, the ability of the investee company to obtain alternative financing, the ability to generate revenues in future periods and other subjective factors. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be widely varying gains or losses on these equity method investments in future periods. If management of the limited partnerships had made different assumptions about the valuation of these investments, the Corporation’s financial position and results of operations could have differed materially.

     At December 31, 2003 and December 31, 2002 the total book value of equity method investments was $2.8 million and $3.8 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $2.8 million, $1.1 million represents investments in venture capital partnerships, which invest primarily in equity securities. The remaining $1.7 million is invested in Small Business Investment Companies (SBICs), which make debt investments that qualify for the investment test under the Community Reinvestment Act. At December 31, 2003, the Corporation’s remaining commitment to fund the equity method investments was $2.4 million and represented commitments to venture funds that are SBICs. These remaining commitments are callable in 2004.

Derivative Investments

     In the first quarter of 2004, the Corporation entered into a series of interest rate swap agreements to provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items. See Note Twenty-One of the consolidated financial statements for more information on subsequent events.

     The Corporation intends to account for these interest rate swaps as a hedge of the fair value of the related FHLB advances. Accordingly, in future periods the Corporation will record, in noninterest income, the net change in the fair value of the interest rate swap and the related FHLB advances, provided the criteria for hedge accounting continues to be met. In the event such criteria are not met in a future period, the Corporation will cease recording the change in fair value of the FHLB advances and will amortize into earnings the then carrying value of the interest rate swap over the life of the hedged item.

     The Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions as required by Statement of Financial Accounting Standards No. 133. The Corporation will discontinue hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and will reflect changes in fair value through the income statement.

Earnings Performance

Net Interest Income and Margin

     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the last three years is presented in Table Two. The changes in net interest income (on a taxable-equivalent basis) from year to year are analyzed in Table Three.

     For the year ended December 31, 2003, net interest income amounted to $107.8 million, a decrease of approximately 4.7 percent from net interest income of $113.2 million in 2002. The decrease in net interest income was mainly due to lower interest income on earning assets resulting from the continued effects of the declining interest rate environment. The Corporation sold $60.9 million in nonaccruing and accruing higher risk loans in the second quarter of 2003 and $11.7 million in credit card loans in the first quarter of 2003. The reinvestment of these proceeds was made in lower yielding securities. In addition, the Corporation sold $70 million in bonds in the fourth quarter of 2002 and reinvested the proceeds into BOLI. This investment is classified as an other asset on the balance sheet, and the income is recognized as other noninterest income rather than being recognized as interest income. Also, during 2003, the mortgage-backed securities portfolio produced lower effective yields due to increased amortization of premiums resulting from increased prepayment speeds of underlying mortgages. As a result, the Corporation sold approximately $372 million of these mortgage-backed securities in order to stabilize cash flows and to improve effective yields in this portfolio. These proceeds were reinvested in fixed term agency securities and mortgage-backed securities of a shorter average life and at a lower current coupon. The BOLI transaction, loan sales and the investment portfolio restructuring resulted in a change in the mix of earning assets from higher yielding loans to lower yielding securities. The decrease in interest income was partially offset by a $12.7 million decrease in interest expense. This decrease was due to a decline in interest rates across the yield curve, a shift in funding sources from higher cost retail certificates of deposit to lower cost transaction based accounts and the benefits from the refinancing of $131 million of FHLB fixed-term advances in 2003 and $100 million of FHLB fixed-term advances late in 2002.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 55 basis points to 3.00 percent in 2003, compared to 3.55 percent in 2002. The decrease reflects the impact of the declining interest rate environment, which continued to compress the net interest margin as assets repriced faster than liabilities due to the asset sensitive nature of the Corporation’s balance sheet. In addition, reinvestment rates of assets were lower than rates earned by assets previously on the balance sheet. If interest rates remain stable in 2004, Management expects the net interest margin to remain near the fourth quarter 2003 level of 3.10 percent. The primary objective of interest rate risk management is to minimize the effect changes in interest rates have on the net interest margin while maintaining an appropriate interest rate risk profile.

     Average interest earning assets increased $400.6 million to $3.7 billion for the year ended December 31, 2003 compared to $3.26 billion for the same 2002 period. This increase was primarily due to a $338.2 million increase in the Corporation’s average securities available for sale. The increase in average securities available for sale was due to the securitization of $286.9 million of mortgage loans held for sale and the net purchases of securities used to increase earning assets. Early in the first quarter of 2003, the Corporation increased its securities available for sale portfolio to offset the effects of weak loan demand. Average interest earning assets increased due to growth in the Corporation’s average loans and loans held for sale portfolio, which increased $29.9 million mainly due to fourth quarter loan growth. The increase in average loans and loans held for sale was partially offset by the June Loan Sale, the sale of $11.7 million of credit card loans and the mortgage loan securitizations.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest bearing liabilities. Average deposits increased $234.5 million during 2003. A major contributor to the decrease in interest expense was a shift in average deposits from higher-cost certificates of deposits to lower cost transaction based accounts. While certificates of deposits declined on average $26.3 million, noninterest bearing and other core deposit categories increased $260.8 million, primarily due to the continued success of CHAMP. During 2003, average other borrowings increased $253.6 million and were used to fund loan growth and securities purchases.

     The following table includes for the years ended December 31, 2003, 2002 and 2001 interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated based on daily balances.

Table Two
 Average Balances and Net Interest Income Analysis

	2003			2002			2001
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest earning assets:
Loans and loans held for sale (1)(2)(3)	$2,152,748	$119,375	5.55%	$2,122,890	$135,745	6.39%	$1,990,406	$159,430	8.01%
Securities - taxable	1,393,277	55,596	3.99	1,044,915	57,300	5.48	788,928	51,647	6.55
Securities - nontaxable	71,427	5,077	7.11	81,579	5,868	7.19	88,448	5,629	6.36
Federal funds sold	2,074	20	0.99	1,249	20	1.57	1,971	75	3.78
Interest bearing bank deposits	42,934	465	1.08	11,209	169	1.51	11,542	399	3.46

Total earning assets (4)	3,662,460	180,533	4.93	3,261,842	199,102	6.10	2,881,295	217,180	7.54

Cash and due from banks	90,941			83,401			67,600
Other assets	253,087			189,937			156,057

Total assets	$4,006,488			$3,535,180			$3,104,952

Interest bearing liabilities:
Demand deposits	778,600	6,997	0.90	576,111	5,385	0.93	515,531	10,129	1.96
Savings deposits	118,459	520	0.44	120,899	1,287	1.06	115,787	2,004	1.73
Other time deposits	1,253,538	34,027	2.71	1,279,879	44,285	3.46	1,203,000	66,119	5.50
Other borrowings	1,159,889	28,946	2.50	906,263	32,270	3.56	652,298	31,660	4.85

Total interest bearing liabilities	3,310,486	70,490	2.13	2,883,152	83,227	2.89	2,486,616	109,912	4.42

Noninterest bearing sources:
Noninterest bearing deposits	335,114			274,368			251,352
Other liabilities	50,353			49,624			46,769
Shareholders’ equity	310,535			328,036			320,215

Total liabilities and shareholders’ equity	$4,006,488			$3,535,180			$3,104,952

Net interest spread			2.80			3.21			3.12
Impact of noninterest bearing sources			0.20			0.34			0.60

Net interest income/ yield on earning assets		$110,043	3.00%		$115,875	3.55%		$107,268	3.72%

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2) Average loan balances are shown net of unearned income.

(3) Includes amortization of deferred loan fees of approximately $2,576, $2,187, and $3,807, for 2003, 2002 and 2001, respectively.

(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for 2003, 2002 and 2001. The adjustments made to convert to a taxable-equivalent basis were $2,241, $2,714, and $1,904 for 2003, 2002 and 2001, respectively.

     The following table presents the changes in net interest income between the years ended December 31, 2003 and December 31, 2002 and between the years ended December 31, 2002 and December 31, 2001.

Table Three
 Volume and Rate Variance Analysis

	Dec. 31, 2003 versus Dec. 31, 2002 versus Dec. 31, 2001
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume (1)
	2003			2002			2001
	Income/			Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense	Rate	Volume	Expense
Interest income:
Loans and loans held for sale (2)	$119,375	$(18,152)	$1,782	$135,745	$(33,227)	$9,542	$159,430
Securities - taxable	55,596	(18,207)	16,503	57,300	(9,745)	15,398	51,647
Securities - nontaxable (2)	5,077	(65)	(726)	5,868	705	(466)	5,629
Federal funds sold	20	(10)	10	20	(36)	(19)	75
Interest bearing bank deposits	465	(115)	411	169	(222)	(8)	399

Total interest income	$180,533	$(36,549)	$17,980	$199,102	$(42,525)	$24,447	$217,179

Interest expense:
Demand deposits	$6,997	$(244)	$1,856	$5,385	$(5,623)	$879	$10,129
Savings deposits	520	(749)	(18)	1,287	(789)	72	2,004
Other time deposits	34,027	(9,444)	(814)	44,285	(25,277)	3,443	66,119
Other borrowings	28,946	(11,004)	7,680	32,270	(10,075)	10,685	31,660

Total interest expense	70,490	(21,441)	8,704	83,227	(41,764)	15,079	109,912

Net interest income	$110,043	$(15,108)	$9,276	$115,875	$(761)	$9,369	$107,267

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2) Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

Noninterest Income

     The major components of noninterest income are derived from service charges on deposit accounts as well as other banking products and services from our various lines of business including brokerage, mortgage, insurance and financial management. In addition, the Corporation realizes gains from the sale of bond and equity securities and income from our investment in BOLI.

     Noninterest income increased $16.5 million, or 35 percent, to $64.2 million compared to the same period in 2002. The increase was due to several factors. Net losses from equity method investments amounted to $0.3 million in 2003 versus net losses of $5.8 million for 2002. The Corporation’s investment in BOLI resulted in a $3.9 million increase in income as the product was purchased late in the fourth quarter of 2002. Service charges on deposit accounts increased $3.0 million due to growth in checking accounts and increased activity. In the first quarter of 2003, the Corporation sold its credit card portfolio for a gain of $2.3 million. Financial management income increased $1.3 million primarily due to the purchase of a third party benefits administrator in the third quarter of 2003. Mortgage services income increased $0.7 million, which was driven by record refinancing volume based on record low interest rates. Brokerage revenues increased $0.7 million as customers began to return to the equities market. Insurance services income increased $0.6 million partly due to the acquisition of two insurance agencies. Other noninterest income increased $0.6 million due to increased ATM fees, merchant income and mortgage servicing income. These improvements were partially offset by a $1.3 million reduction in gains on sales of securities and a $0.3 million decrease in trading gains. In addition, gains on the sale of bank property amounted to $0.4 million and $0.9 million for 2003 and 2002, respectively.

     The following table compares noninterest income for the years ended December 31, 2003 and 2002.

Table Four
 Noninterest Income

	Years Ended December 31		Increase/(Decrease)
(Dollars in thousands)	2003	2002	Amount	Percent
Service charges on deposit accounts	$22,143	$19,133	$3,010	15.7%
Financial management income	3,705	2,396	1,309	54.6
Gain on sale of securities	10,287	11,539	(1,252)	(10.9)
Gain on sale of credit card loan portfolio	2,262	—	2,262	N/A
Loss from equity method investments	(285)	(5,801)	5,516	95.1
Mortgage services income	3,159	2,457	702	28.6
Brokerage services income	3,016	2,288	728	31.8
Insurance services income	9,408	8,770	638	7.3
Trading gains	1,801	2,078	(277)	(13.3)
Bank owned life insurance	3,888	16	3,872	N/A
Gain on sale of property	382	904	(522)	(57.7)
Other	4,414	3,851	563	14.6

Total noninterest income	$64,180	$47,631	$16,549	34.7%

Noninterest Expense

     Noninterest expense is primarily comprised of operating expenses for the Corporation. The major components are salaries and employee benefits, occupancy and equipment, professional fees and other operating expenses.

     Noninterest expense totaled $127.0 million at December 31, 2003, an increase of $29.3 million compared to 2002. The variance includes a $19.1 million cost associated with prepaying $131 million in longer-term, fixed rate Federal Home Loan Bank advances in 2003 versus a $3.3 million cost associated with prepaying $100 million in longer-term, fixed rate Federal Home Loan Bank advances in 2002. In addition, noninterest expense was affected by a $5.0 million increase in professional fees primarily due to the previously mentioned loan sale, consulting services related to the review and revision of our procedures to comply with the Bank Secrecy Act, consulting services to ensure compliance with Section 404 of the Sarbanes-Oxley Act, and fees related to the investigation and collection of questionable residential rental property loans. Noninterest expense was also impacted by a $4.7 million increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and two insurance agencies, increased medical expenses and increased commission-based compensation due to increased revenue in our mortgage, brokerage and insurance services areas. These increases were partially offset by lower incentive compensation and employee benefit accruals. Other items impacting noninterest expense were a $1.9 million increase in marketing expense primarily associated with the implementation of CHAMP and a $1.0 million increase in other operating expense primarily due to increased mortgage servicing fees, non-credit losses and other miscellaneous expenses. Management anticipates a decline in noninterest expense of approximately 10 percent in 2004 because Management does not anticipate incurring any cost on prepaying borrowings and professional fees are expected to decline as several projects near completion.

     The efficiency ratio, noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on the sale of securities, increased to 77.49 percent for the year ended December 31, 2003 compared to 64.34 percent for the year-ended December 31, 2002. A significant portion of the increase in the efficiency ratio relates to the $19.1 million of costs associated with the prepayment of Federal Home Loan Bank advances and the previously discussed $5.0 million increase in professional fees. Gains on sale of securities of $10.3 million and $11.5 million are excluded from this calculation for the years ended December 31, 2003 and 2002, respectively.

     The following table compares noninterest income for the years ended December 31, 2003 and 2002.

Table Five
 Noninterest Expense

	Years Ended December 31		Increase/(Decrease)
(Dollars in thousands)	2003	2002	Amount	Percent
Salaries and employee benefits	$54,998	$50,306	$4,692	9.3%
Occupancy and equipment	16,504	16,032	472	2.9
Data processing	2,816	2,968	(152)	(5.1)
Marketing	4,435	2,562	1,873	73.1
Postage and supplies	4,521	4,333	188	4.3
Professional services	11,582	6,615	4,967	75.1
Telephone	2,267	1,951	316	16.2
Amortization of intangibles	441	367	74	20.2
Prepayment cost on borrowings	19,089	3,284	15,805	N/A
Other	10,379	9,354	1,025	11.0

Total noninterest expense	$127,032	$97,772	$29,260	29.9%

Income Tax Expense

     The income tax expense for the year ended December 31, 2003 amounted to $3.3 million for an effective tax rate of 18.9 percent, compared to $14.9 million for an effective tax rate of 27.3 percent for the year ended December 31, 2002. The decrease in the income tax expense and the effective tax rate for 2003 was attributable to the decrease in taxable income relative to nontaxable components of earnings. Management anticipates the 2004 effective tax rate to range from 31 to 33 percent. The Corporation’s North Carolina tax returns for 1999, 2000 and 2001, are currently undergoing an audit by the North Carolina Department of Revenue. Management does not expect any significant, adverse impact to its results of operations arising from this examination.

     The following table provides certain selected quarterly financial data:

Table Six
 Selected Quarterly Financial Data

	2003 Quarters				2002 Quarters
(Dollars in thousands, except
per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Total interest income	$44,550	$43,233	$45,141	$45,368	$48,133	$49,782	$49,433	$49,040
Total interest expense	15,570	17,033	19,102	18,785	20,095	20,817	20,825	21,490

Net interest income	28,980	26,200	26,039	26,583	28,038	28,965	28,608	27,550
Provision for loan losses	3,575	2,400	19,492	2,051	2,175	1,750	2,240	2,105
Total noninterest income	13,517	14,844	20,249	15,570	16,279	8,730	11,694	10,928
Total noninterest expense	41,403	26,543	33,022	26,064	27,631	21,740	24,084	24,317

Net (loss) income before income taxes	(2,481)	12,101	(6,226)	14,038	14,511	14,205	13,978	12,056
Income tax (benefit) expense	(1,991)	3,207	(2,022)	4,092	3,962	3,878	3,816	3,291

Net (loss) income	$(490)	$8,894	$(4,204)	$9,946	$10,549	$10,327	$10,162	$8,765

Per share data:
Basic (loss) income	$(0.02)	$0.30	$(0.14)	$0.33	$0.35	$0.34	$0.33	$0.28
Diluted (loss) income	(0.02)	0.30	(0.14)	0.33	0.35	0.34	0.33	0.28
Cash dividends declared	0.185	0.185	0.185	0.185	0.185	0.185	0.180	0.180
Period-end book value	10.08	10.20	10.55	10.87	10.80	10.78	10.52	9.87
Average shares outstanding - basic	29,685,088	29,672,137	29,801,059	30,006,417	30,081,995	30,379,838	30,829,356	30,798,728
Average shares outstanding - diluted	29,685,088	29,904,440	29,801,059	30,188,853	30,220,294	30,506,426	31,098,379	30,993,981
Ratios
Return on average shareholders’ equity (1)	(0.62)%	11.31%	(5.04)%	12.06%	12.57%	12.30%	12.64%	11.04%
Return on average assets (1)	(0.05)	0.87	(0.42)	1.06	1.14	1.14	1.17	1.05
Net interest margin (1)	3.10	2.86	2.92	3.15	3.32	3.54	3.61	3.64
Average loans to average deposits	87.66	83.76	86.51	88.77	97.55	95.27	93.26	90.82
Average equity to average assets	7.46	7.66	8.38	8.77	9.05	9.29	9.24	9.53
Efficiency ratio (2)	97.41	64.26	85.66	62.69	70.17	59.21	60.58	69.14
Selected period end balances
Securities available for sale	$1,601,900	$1,603,262	$1,518,918	$1,453,827	$1,129,212	$1,212,742	$1,104,995	$1,107,939
Loans held for sale	5,137	14,784	45,311	69,894	158,404	14,532	1,486	5,400
Loans, net	2,227,030	2,085,338	2,040,815	2,050,943	2,045,266	2,199,727	2,096,866	1,997,484
Allowance for loan losses	25,607	23,953	23,644	26,495	27,204	27,411	27,213	26,576
Total assets	4,206,693	4,087,967	3,988,534	3,991,267	3,745,949	3,700,929	3,490,732	3,405,858
Total deposits	2,427,897	2,481,582	2,558,549	2,492,929	2,322,647	2,313,788	2,262,959	2,210,308
Borrowings	1,432,200	1,261,412	1,076,595	1,116,223	1,042,440	1,004,836	847,752	836,769
Total liabilities	3,907,254	3,785,704	3,674,618	3,665,196	3,421,263	3,376,174	3,166,334	3,101,940
Total shareholders’ equity	299,439	302,263	313,916	326,071	324,686	324,755	324,398	303,918
Selected average balances
Loans and loans held for sale	2,188,643	2,130,236	2,179,291	2,112,226	2,253,317	2,170,961	2,080,227	1,983,455
Earning assets	3,792,383	3,730,688	3,648,447	3,474,071	3,418,176	3,311,707	3,219,752	3,093,516
Total assets	4,192,064	4,071,214	3,990,872	3,814,209	3,678,945	3,586,969	3,491,868	3,377,791
Total deposits	2,496,810	2,543,301	2,519,240	2,379,454	2,309,971	2,278,758	2,230,620	2,183,990
Borrowings	1,320,665	1,180,770	1,084,288	1,050,637	984,350	923,570	888,826	826,381
Total shareholders’ equity	312,773	311,962	334,537	334,431	332,998	333,165	322,508	321,966

(1) Annualized

(2) Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

Business Segments

     The Corporation’s operations are divided into five operating segments: commercial banking, brokerage, insurance, mortgage and financial management. These segments are identified based on the Corporation’s organizational structure, and the Corporation’s chief operating decision makers review separate results of operations of each of these operating segments. For purposes of segment reporting, the Corporation has only one reportable segment, FCB, the Corporation’s primary banking subsidiary. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Brokerage, insurance, mortgage and financial management are reported as other operating segments. Of these segments, the results of operations of FCB constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation, as set forth in Note Two of the consolidated financial statements. Included in “Other” are revenue, expenses and assets of the parent company and eliminations.

     The following table for First Charter’s reportable business segment compares total income for the years ended December 31, 2003 and 2002:

Table Seven
 Business Segment Net Income (Loss)

	Years Ended December 31
(Dollars in thousands)	2003	2002	2001
FCB	$15,033	$43,974	$34,146
Other operating segments	(437)	(891)	1,293
Other	(450)	(3,280)	(114)

Total consolidated	$14,146	$39,803	$35,325

     FCB’s net income was $15.0 million for the year ended December 31, 2003 compared to $44.0 million for the same year ago period. The decrease was primarily due to (i) a $26.4 million increase in noninterest expense which was comprised of: prepayment cost associated with the refinancing of $131 million of longer-term, fixed rate FHLB advances; increased professional fees due to the June Loan Sale, consulting fees to ensure compliance with Section 404 of the Sarbanes-Oxley Act, the review and revision of our procedures for compliance with the Bank Secrecy Act, fees related to the investigation and collection of questionable residential rental property loans and increased marketing expense associated with the implementation of CHAMP, (ii) a $19.2 million increase in the provision for loan losses arising from the June Loan Sale, adverse business conditions and increases in the loan portfolio and (iii) a $5.6 million decrease in net interest income due to lower interest income on earning assets partially offset by a decrease in interest expense resulting from the continued effects of a declining interest rate environment. This decrease was partially offset by a $13.0 million decrease in income tax expense due to a decrease in taxable income and the effective tax rate and a $9.3 million increase in noninterest income resulting from the Corporation’s investment in BOLI, growth in services charges on deposit accounts and from gain on the sale of the credit card portfolio. Management anticipates a decline in noninterest expense of approximately 10 percent in 2004 because Management does not anticipate incurring any cost on prepaying borrowings and professional fees are expected to decline as several projects near completion.

     Other operating segments reported a net loss of $0.4 million for the year ended December 31, 2003 compared to a net loss of $0.9 million for the same year ago period. The decrease in the net loss was primarily due to higher noninterest income due to increases in brokerage services revenues, mortgage fee income, insurance services revenues primarily due to the acquisition of two insurance agencies and financial management income primarily due to the acquisition of a third party benefits administrator. The increases were partially offset by increased noninterest expense due to higher incentive compensation based on the increases in noninterest income.

     Other reported a net loss of $0.5 million for the year ended December 31, 2003 compared to net loss of $3.3 million for the same year ago period. The decrease in the net loss was primarily due to a $5.8 million net loss on equity method investments for the year ended December 31, 2002 versus a net loss of $0.3 million for the year ended December 31, 2003. In addition, gains on sale of equity securities amounted to $0.2 million and $1.8 million for the year ended December 31, 2003 and December 31, 2002, respectively. These changes resulted in an income tax benefit of $0.1 million for the year ended December 31, 2003 compared to an income tax benefit of $1.2 million for the year ended December 31, 2002.

Balance Sheet Analysis

Securities Available for Sale

     The securities portfolio, all of which is classified as available for sale, is a component of the Corporation’s asset-liability management strategy. The decision to purchase or sell securities is based upon liquidity needs, changes in interest rates, changes in prepayment risk, and other factors. Securities available for sale are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders’ equity.

     The fair value of the securities portfolio is determined by a third party. The valuation is determined as of a date within close proximity to the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

     At December 31, 2003, securities available for sale were $1.60 billion or 38.1 percent of total assets, compared to $1.13 billion, or 30.1 percent of total assets, at December 31, 2002. The increase in securities available for sale was primarily due to the securitization of $286.9 million of mortgage loans held for sale during 2003, as well as the net purchase of $185.8 million of securities used to increase earning assets. The Corporation increased its securities available for sale portfolio early in the first quarter of 2003 to offset the effects of weak loan demand. During 2003, the Corporation changed the mix of the portfolio to stabilize cash flows by selling mortgage-backed securities which had produced a lower effective yield due to increased amortization of premiums, and reinvesting the proceeds in fixed-term agency securities and mortgage-backed securities of a shorter average life and at a lower coupon.

     The carrying value of securities available for sale was approximately $10.1 million above their amortized cost at December 31, 2003 and $26.1 million above their amortized cost at December 31, 2002. The weighted average life of the portfolio was 3.66 years at December 31, 2003 compared to 3.01 years at December 31, 2002.

     The following table shows, as of December 31, 2003, 2002, and 2001, the carrying value of (i) U.S. government obligations, (ii) U.S. government agency obligations, (iii) mortgage-backed securities, (iv) state and municipal obligations, and (v) equity securities.

Table Eight
 Investment Portfolio

	December 31,
(Dollars in thousands)	2003	2002	2001
Securities Available for Sale
US government obligations	$60,273	$65,777	$—
US government agency obligations	635,267	408,362	288,253
Mortgage-backed securities	771,157	529,694	655,690
State, county, and municipal obligations	73,087	82,964	87,548
Equity securities	62,116	42,415	44,833

Total	$1,601,900	$1,129,212	$1,076,324

Loans Held for Sale

     Loans held for sale consist primarily of 15 and 30 year residential mortgage loans which the Corporation intends to sell as whole loans. Loans held for sale decreased to $5.1 million at December 31, 2003 as compared to $158.4 million at December 31, 2002. The decrease was due to the securitization and sale of mortgage loans during the year.

Loan Portfolio

     The Corporation’s loan portfolio at December 31, 2003 consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Within these six segments the Corporation targets customers in our geographic area, works within most business segments and focuses on a relationship based business model. Pricing is driven by quality, loan size, the Corporation’s relationship with the customer and by competition. The Corporation is primarily a secured lender in all these loan categories. The Corporation’s loans are generally five years or less in duration with the exception of home equity lines and residential mortgages, for which the terms range from 15 to 30 years. In addition, The Corporation has a program in which it buys and sells portions of loans, both participations and syndications, from key strategic partner financial institutions, with which the Corporation has established relationships. This portfolio includes commercial real estate, commercial non real estate and construction loans. This program enables the Corporation to diversify both its geographic and its total exposure risk.

Commercial Non Real Estate

     The Corporation’s commercial non real estate lending program is generally targeted to serve small-to-middle market businesses with sales of $50 million or less in the Corporation’s geographic area. Commercial lending includes commercial, financial, agricultural and industrial loans. Pricing on commercial non real estate loans, driven largely by the Corporation’s relationship with the customer and by competition, is usually tied to widely recognized market indexes, such as the prime rate, the London Interbank Offer Rate (LIBOR) or rates on US Treasury securities.

Commercial Real Estate

     Similar to commercial non real estate lending, the Corporation’s commercial real estate lending program is generally targeted to serve small-to-middle market business with sales of $50 million or less in the Corporation’s geographic area. The real estate loans are both owner occupied and project related. As with commercial non real estate loans, pricing on commercial real estate loans, driven largely by the Corporation’s relationship with the customer and by competition, is usually tied to widely recognized market indexes, such as the prime rate, LIBOR or rates on US Treasury securities.

Construction

     Real estate construction loans include both commercial and residential construction/permanent loans, which are intended to convert to permanent loans upon completion of the construction project. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures primarily in the Corporation’s market area. From time to time, the Corporation purchases construction loans in other market areas through a correspondent relationship. Construction loans purchased are typically serviced by third parties. Loans are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

Mortgage

     The Corporation originates 1-4 family residential mortgage loans throughout the Corporation’s footprint and in Reston, Virginia, which is a loan origination office. The Corporation offers a full line of products, including conventional, conforming, and jumbo fixed rate and adjustable rate mortgages which are originated and sold into the secondary market; however, from time to time a portion of this production is retained and are serviced by the Corporation.

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

     Gross loans increased 9 percent to $2.25 billion at December 31, 2003 compared to $2.07 billion at December 31, 2002. The growth in loans was primarily due to a $142.4 million increase in construction loans, which includes approximately $76 million of 1-4 family construction loans purchased in the third and fourth quarters of 2003 through a correspondent relationship. In addition, home equity loans increased $75.3 million and mortgage loans (primarily adjustable rate loans) increased $43.7 million driven by refinancings and the low interest rate environment. These increases were partially offset by the June Loan Sale and the sale of the Corporation’s $11.7 million credit card portfolio.

     The table below summarizes loans in the classifications indicated as of December 31, 2003, 2002, 2001, 2000, and 1999.

Table Nine
 Loan Portfolio Composition

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Commercial real estate	$724,340	$798,664	$631,814	$723,644	$638,522
Commercial non real estate	212,010	223,178	222,497	297,728	201,639
Construction	358,217	215,859	321,716	246,136	316,794
Mortgage	280,748	237,085	289,953	496,892	562,942
Consumer	284,448	280,201	253,603	209,131	109,630
Home equity	393,041	317,730	228,169	179,028	136,569

Total loans	2,252,804	2,072,717	1,947,752	2,152,559	1,966,096

Less - allowance for loan losses	(25,607)	(27,204)	(25,843)	(28,447)	(25,002)
Unearned income	(167)	(247)	(191)	(215)	(203)

Loans, net	$2,227,030	$2,045,266	$1,921,718	$2,123,897	$1,940,891

Deposits

     The ability to generate deposits has been enhanced by the introduction of CHAMP for individuals during the fourth quarter of 2002 and Business CHAMP during the first quarter of 2003. As a result, the Corporation opened 40,995 new checking accounts in 2003, more than twice the number in 2002. In addition, during the first quarter of 2003 the Corporation introduced a new money market account, the Money Market Max Account. This product has been very successful with total balances at December 31, 2003 of $279.6 million. The emphasis of these programs is to shift our funding mix towards lower-cost funding sources, and to develop new customer relationships to generate additional fee income opportunities.

     Table Two provides information on the average amounts of deposits and illustrates the shift in deposits as lower-cost money market, checking, savings and noninterest bearing deposits increased $260.8 million and higher-cost other time deposits decreased $26.3 million.

Other Borrowings

     Other borrowings increased $389.8 million during the year, to $1.43 billion at December 31, 2003, from $1.04 billion at December 31, 2002. These borrowings were principally used to fund loan growth and securities purchases. During 2003, the Corporation incurred $19.1 million in prepayment penalties associated with the refinancing of $131 million in fixed-term FHLB advances.

     The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and FHLB borrowings for the years ended December 31, 2003, 2002 and 2001.

Table Ten
 Other Borrowings

(Dollars in thousands)	2003	2002	2001
Federal funds purchased, securities sold under agreements to repurchase, FHLB and other borrowings:
Balance as of December 31	$1,432,200	$1,042,440	$808,512
Average balance	1,159,889	906,263	652,298
Maximum outstanding at any month end	1,432,200	1,042,440	808,512
Interest rate as of December 31	1.83%	2.99%	3.84%
Average interest rate	2.50%	3.56%	4.85%

Credit Risk Management

     The Corporation’s credit risk policy and procedures are centralized for every loan type. In addition, all mortgage, consumer and home equity loans are centrally decisioned. All loans flow through an independent closing unit to ensure proper documentation. Lastly, all known collection or problem loans are centrally managed by experienced workout personnel. To monitor the effectiveness of policies and procedures, Management maintains a set of asset quality standards for past due, nonaccrual and watch list loans and monitors the trends of these standards over time. These standards are approved by the Board of Directors and reviewed quarterly with the Board of Directors for compliance.

Loan Administration and Underwriting

     The Bank’s Chief Credit Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loans less than $500,000 may be approved by experienced loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced lenders for any relationships greater than $500,000 and an independent Risk Manager whenever the relationship is greater than $1 million. All relationships greater than $2.0 million receive a comprehensive annual review by the senior lending officers of the Bank, which is then reviewed by the independent Risk Management Officers and the final approval officer with the appropriate signature authority. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Credit Officer and the Lending Oversight Committee comprised of executive and senior management. In addition, commitments over $10.0 million are reviewed by the Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. The Corporation has a general target lending limit of $10 million per relationship; however, at times some loans may exceed that limit. As of December 31, 2003, the Corporation had eight relationships with exposure greater than the $10 million lending limit. At December 31, 2003, the total loan balance of these relationships was $78.7 million, all of which were current, with unfunded commitments totaling $15.2 million.

     The Corporation’s loan portfolio consists of loans made for a variety of commercial and consumer purposes. Because commercial loans are made, based to a great extent on the Corporation’s assessment of a borrower’s income, cash flow, character and ability to repay, such loans are viewed as involving a higher degree of credit risk than is the case with residential mortgage loans or consumer loans. To manage this risk, the Corporation’s commercial loan portfolio is managed under a defined process which includes underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to ascertain compliance with the Corporation’s credit policies and procedures.

     In general, consumer loans (including mortgage and home equity) are deemed less risky than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, as the collateral value of real estate generally maintains its value better than non real estate or construction collateral. Consumer loans, being smaller in size, provide risk diversity across the portfolio. Because mortgage loans are secured by first liens on the consumer’s residential real estate, they are the Corporation’s least risky loan type. Home equity loans are deemed less risky than unsecured consumer loans as home equity loans and lines are secured by first or second deeds of trust on the borrower’s residential real estate. A centralized decisioning process is in place to control the risk of the consumer, home equity and mortgage loan portfolio. This process is detailed in the underwriting guidelines which cover each retail loan product type from underwriting, servicing, compliance issues and closing procedures.

     The Corporation’s primary market area includes the state of North Carolina but predominately centers around the Metro region of Charlotte. At December 31, 2003, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this Metro region. An economic downturn in our primary market area could adversely affect our business. The diversity of the region’s economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

Derivatives

     Credit risk associated with derivatives is measured as the net replacement cost should the counter-parties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts assuming no recoveries of underlying collateral. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. In managing credit risk associated with its derivative activities, the Corporation deals primarily with commercial banks, broker-dealers and corporations. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counter-party upon the occurrence of certain events. As of December 31, 2003, the Corporation had no such derivative financial instruments outstanding.

     In the first quarter of 2004, the Corporation entered into a series of interest rate swap agreements to provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items. See Asset-Liability Management and Interest Rate Risk for further details regarding these interest rate swap agreements.

Nonperforming Assets

     Nonperforming assets are comprised of nonaccrual loans and other real estate owned (“OREO”). The nonaccrual status is determined after a loan is 90 days past due as to principal or interest, unless in management’s opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. OREO represents real estate acquired through foreclosure or deed in lieu thereof and is generally carried at the lower of cost or fair value, less estimated costs to sell.

     As a result of the June Loan Sale and the $11.7 million credit card portfolio sale, the Corporation’s credit risk profile improved significantly as nonaccrual loans decreased to $14.9 million at December 31, 2003 as compared to $26.5 million at December 31, 2002. In addition, classified assets at December 31, 2003 decreased to $43.3 million compared to $89.5 million at December 31, 2002. OREO decreased to $6.8 million at December 31, 2003 from $10.3 million at December 31, 2002. The sale of the two largest properties in the OREO portfolio during the second quarter of 2003 resulted in the decrease in OREO.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

Table Eleven
 Nonperforming and Problem Assets

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Nonaccrual loans	$14,910	$26,467	$23,824	$26,587	$10,353
Restructured loans	—	—	—	—	37

Total nonperforming loans	14,910	26,467	23,824	26,587	10,390

Other real estate	6,836	10,278	8,049	2,989	2,262

Total nonperforming assets	21,746	36,745	31,873	29,576	12,652

Loans 90 days or more past due and still accruing interest	21	—	152	430	3,638

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$21,767	$36,745	$32,025	$30,006	$16,290

     The June Loan Sale also significantly improved the Corporation’s asset quality ratios as evidenced in the following table; however, third and fourth quarter of 2003 asset quality ratios were impacted by an increase in nonaccrual loans. The increase in the past due ratio during the fourth quarter of 2003, was mainly attributable to one commercial relationship which is now current and is not reflective of a trend in the overall portfolio.

     The table below summarizes the Corporation’s asset quality ratios over the past five quarters.

Table Twelve
 Asset Quality Ratios

	December 31	September 30	June 30	March 31	December 31
	2003	2003	2003	2003	2002
Past Due Ratio
Past due loans over 30 days as a percentage of loans	1.04%	0.71%	0.67%	1.03%	1.20%
Problem Assets
Classified assets as a percentage of loans	1.92%	1.86%	1.99%	4.71%	4.32%
Nonaccrual Loans
Nonaccrual loans as a percentage of loans	0.66%	0.64%	0.54%	1.44%	1.28%
Nonperforming Assets
Nonperforming assets as a percentage of loans and other real estate owned	0.96%	0.95%	0.87%	1.97%	1.76%
Charge-offs
Net charge-offs as a percentage of average loans-annualized	0.35%	0.40%	0.39%	0.43%	0.37%
Allowance for Loan Losses
Allowance for loan losses as a percentage of loans	1.14%	1.14%	1.15%	1.28%	1.31%
Allowance for loan losses as a percentage of nonaccrual loans	172%	179%	212%	88%	103%

     Nonaccrual loans at December 31, 2003 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Management anticipates that nonaccrual loans may increase in the near term as some customers continue to experience difficulties in this current economic environment. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.

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

Allowance for Loan Losses

     The Corporation’s allowance for loan losses consists of four components: (i) valuation allowances computed on impaired loans in accordance with SFAS No. 114; (ii) valuation allowance for certain classified loans; (iii) valuation allowances determined by applying historical loss rates to those loans not considered impaired; and (iv) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These four components are estimated quarterly by Credit Risk Management and, along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting components are used by management to determine the adequacy of the allowance for loan losses.

     All estimates of loan portfolio risk, including the adequacy of the allowance for loan losses, are subject to general and local economic conditions, among other factors, which are unpredictable and beyond the Corporation’s control. Since a significant portion of the loan portfolio is comprised of real estate loans and loans to area businesses, the Corporation is subject to risk in the real estate market and changes in the economic conditions in its primary market area. Changes in these areas can increase or decrease the provision for loan losses.

     The table below presents certain data for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, including the following: (i) the average amount of net loans outstanding during the year, (ii) the allowance for loan losses at the beginning of the year, (iii) the provision for loan losses, (iv) loans charged off and recovered (v) loan charge-offs, net, (vi) the allowance for loan losses at the end of the year, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to loans at year-end.

Table Thirteen
 Allowance For Credit Losses

	Years Ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Balance, January 1	$27,204	$25,843	$28,447	$25,002	$22,278

Loan charge-offs:
Commercial, financial and agricultural	5,382	3,056	4,280	2,532	951
Real estate - construction	—	641	50	351	36
Real estate - mortgage	716	304	564	519	138
Installment	3,382	2,989	2,512	1,661	1,648

Total loans charged-off	9,480	6,990	7,406	5,063	2,773

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	455	223	243	623	295
Real estate - construction	24	—	—	—	—
Real estate - mortgage	—	36	169	49	72
Installment	635	337	285	334	494
Other	34	132	57	—	—

Total recoveries of loans previously charged-off	1,148	728	754	1,006	861

Net charge-offs	8,332	6,262	6,652	4,057	1,912

Provision for loan losses	27,518	8,270	4,465	7,615	5,005
Adjustment for loans sold, securitized or transferred to held for sale	(20,783)	(647)	(417)	(113)	(369)

Balance, December 31	$25,607	$27,204	$25,843	$28,447	$25,002

Average loans	$2,126,821	$2,112,855	$1,980,080	$2,074,685	$1,875,910
Net charge-offs to average loans	0.39%	0.30%	0.34%	0.20%	0.10%
Allowance for loan losses to gross loans at year-end	1.14	1.31	1.33	1.32	1.27

     Table Fourteen presents the categories of charge-offs and recoveries for the years ended December 31, 2003 and 2002 and are based upon the loan categories discussed in the Loan Portfolio section. Due to the restatement of historical financial information for the years ended December 31, 2000 and 1999, as the result of poolings-of-interests mergers, it is not possible to provide information for these years in the categories of loans used below.

Table Fourteen
 Allowance For Credit Losses

	Years Ended December 31,
(Dollars in thousands)	2003	2002	2001
Balance, January 1	$27,204	$25,843	$28,447

Loan charge-offs:
Commercial non real estate	3,484	2,397	2,387
Commercial real estate	1,898	659	1,892
Construction	—	641	50
Mortgage	31	111	125
Consumer	3,382	2,989	2,513
Home equity	685	193	439

Total loans charged-off	9,480	6,990	7,406

Recoveries of loans previously charged-off:
Commercial non real estate	451	20	227
Commercial real estate	4	228	181
Construction	24	—	—
Mortgage	—	11	—
Consumer	635	337	289
Other	34	132	57

Total recoveries of loans previously charged-off	1,148	728	754

Net charge-offs	8,332	6,262	6,652

Provision for loan losses	27,518	8,270	4,465
Adjustment for loans sold, securitized or transferred to held for sale	(20,783)	(647)	(417)

Balance, December 31	$25,607	$27,204	$25,843

Average loans	$2,126,821	$2,112,855	$1,980,080
Net charge-offs to average loans	0.39%	0.30%	0.34%
Allowance for loan losses to gross loans at year-end	1.14	1.31	1.33

     The allowance for loan losses was $25.6 million at December 31, 2003 compared to $27.2 million at December 31, 2002. The June Loan Sale reduced the allowance for loan losses $20.2 million. Prior to the loan sale, these loans had approximately $8.7 million of allowance allocated to them. During the second quarter of 2003, an additional provision of $7.5 million was recorded due to the deteriorating financial results of these relationships and independent appraisals of collateral. An additional provision of $4.0 million was recorded for the credit-related discount taken in the June Loan Sale. Also, included in the allowance for loan losses was an allocation of $2.4 million related to the previously discussed residential rental properties which have questionable appraisals and collateral values. Due to charge-offs and foreclosures on these properties, the allocation has been reduced to $1.9 million. The allowance for loan losses was also reduced $0.5 million due to the sale of the Corporation’s credit card portfolio and by net charge-offs of $8.3 million. These reductions were partially offset by additional provision expense of $27.5 million.

     At December 31, 2003 the allowance for loan losses was 1.14 percent of gross loans compared to 1.31 percent at December 31, 2002. The reduction in the ratio of allowance for loan losses to loans was due to the Corporation’s improved credit risk profile which is reflected in the changes in allocation of loan losses to various loan types.

     The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories and the percentage of the loans in each category to total loans as of December 31, 2003, 2002, 2001, 2000 and 1999.

Table Fifteen
 Allocation of the Allowance for Loan Losses (1)

	December 31,
	2003		2002		2001		2000		1999
		Loan/		Loan/		Loan/		Loan/		Loan/
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial real estate	$12,011	32%	$12,166	39%	$9,532	32%	$11,637	34%	$10,210	32%
Commercial non real estate	4,368	9	4,529	11	4,779	11	7,372	14	5,089	10
Construction	3,584	16	3,384	10	4,608	17	3,749	11	3,621	16
Mortgage	812	13	845	11	1,420	15	2,049	23	1,317	29
Consumer	3,569	13	4,560	14	4,124	13	2,661	10	3,506	6
Home equity	1,263	17	1,720	15	1,380	12	979	8	1,259	7

Total	$25,607	100%	$27,204	100%	$25,843	100%	$28,447	100%	$25,002	100%

(1) The allowance amounts assigned to each category of loans represent the historical loss experience of the loans adjusted for current economic events or conditions.

     Total commercial loan allocations of allowance for loan losses remained relatively flat in 2003. Commercial allowance allocations were affected by increases in the historical loss factors and were partially offset by a decrease in substandard and nonaccrual commercial loan balances. Both of these factors were impacted by the June Loan Sale. Management anticipates these historical loss factors will trend lower over time, as the allowance model will be impacted by lower historical losses. Mortgage loans allocation of allowance for loan losses decreased slightly in 2003 over 2002. Higher mortgage loan balances were offset by lower historical loss factors. Lower allocations of allowance for loan losses were required for consumer loans in 2003 over 2002 due to the sale of the credit card portfolio as these loans had a higher historical loss experience due to their unsecured nature.

     Management considers the allowance for loan losses adequate to cover inherent losses in the Bank’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

Provision for Loan Losses

     The provision for loan losses is the amount charged to earnings which is necessary to maintain an adequate and appropriate allowance for loan losses. Accordingly, the factors which influence changes in the allowance for loan losses have a direct effect on the provision for loan losses. The allowance for loan losses changes from period to period as a result of a number of factors, the most significant of which for the Corporation include the following: (i) changes in the mix of types of loans; (ii) current charge-offs and recoveries of loans; (iii) changes in impaired loan valuation allowances; (iv) changes in valuations in certain performing loans which have specific allocations; (v) changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; (vi) changes in historical loss percentages; and (vii) changes in the amounts of loans outstanding, which are used to estimate current probable loan losses. In addition, the Corporation considers other, more subjective factors which impact the credit quality of the portfolio as a whole and estimates allocations of allowance for loan losses for these factors, as well. These factors include loan concentrations, economic conditions and operational risks. Changes in these components of the allowance can arise from fluctuations in the underlying percentages used as related loss estimates for these factors, as well as variations in the portfolio balances to which they are applied. The net change in all of these components of the allowance for loan losses results in the provision for loan losses. For a more detailed discussion of the Corporation’s process for estimating the allowance for loan losses, see Allowance for Loan Losses.

     The provision for loan losses for the year ended December 31, 2003 amounted to $27.5 million compared to $8.3 million a year ago. The increase in the provision for loan losses was primarily attributable to an additional provision of $4.0 million related to the discount taken in the previously mentioned loan sale, the addition of $3.5 million to the provision for loan losses as a result of the impact of the previously mentioned loan sale on the historical loss ratios used in the allowance model and management’s continuous evaluation of the current economic environment and operational risks, and the addition of $7.5 million to the provision for loan losses as a result of deteriorating financial performance of several large commercial relationships and independent appraisals of collateral. These relationships were subsequently sold as a part of the previously mentioned loan sale.

     In addition, during the second quarter of 2003, the Corporation identified up to 165 residential rental property loans totaling approximately $12.8 million, some of which appeared to have questionable appraisals and collateral value. These loans were made by one loan officer who is no longer employed by the Corporation. The appraisals received by the Corporation were completed by appraisers who were not employees of the Corporation. This matter was reported by management to authorities and is under continuing investigation by management and by those authorities. As a result of management’s investigation, the Corporation increased the provision for loan losses in the second quarter of 2003 by approximately $2.4 million. At December 31, 2003, there were 135 loans remaining in this portfolio totaling approximately $10.4 million with an allocated allowance of $1.9 million. As management’s investigation continues, it is possible that an additional provision for loan losses may be required with respect to these loans.

     The provision for loan losses was also impacted by an increase in net charge-offs of $2.1 million compared to 2002 and increases in the loan portfolio in 2003 compared to 2002.

     Net charge-offs for the year ended December 31, 2003 amounted to $8.3 million, or 0.39 percent of average loans compared to $6.3 million, or 0.30 percent of average loans for the same 2002 period. These increases in net charge-offs were due to higher commercial and consumer loan charge-offs due to the impact of the continued weak economic environment and $1.1 million of residential rental property loans charged-off.

     During 2003, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information, and assesses its impact on the allowance for loan losses. Based on its review for the year ended December 31, 2003, the Corporation noted that economic conditions continue to be weak; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.

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

Market Risk Management

Asset-Liability Management and Interest Rate Risk

     The primary objective of the Corporation’s asset-liability management strategy is to enhance earnings through balance sheet growth while reducing or minimizing the risk caused by interest rate changes. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 5.40 percent of net interest income at December 31, 2003. Assuming a 100 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 1.06 percent of net interest income at December 31, 2003. Although the Corporation’s policy for interest shock scenarios is an increase or decrease of 300 basis points, in the current low interest rate environment the decreased interest rate shock scenario is equal to the Fed Funds rate of 100 basis points. Both of the rate shock scenarios are within Management’s acceptable range.

     In the first quarter of 2004, the Corporation entered into a series of interest rate swap agreements. The interest rate swap agreements allow the Corporation to swap higher fixed rate interest payments on long-term FHLB advances for lower variable rate payments. The interest rate swaps will result in the Corporation receiving interest at an average fixed rate of 5.15 percent and paying interest at an average variable rate of 3.27 percent, for an average period of 5.1 years with a notional amount of approximately $142 million. This is expected to result in lower interest expense of approximately $2.6 million for 2004.

     The Corporation intends to account for these interest rate swaps as a hedge of the fair value of the related FHLB advances. Accordingly, in future periods the Corporation will record, in earnings, the net change in the fair value of the interest rate swap and the related FHLB advances, provided the criteria for hedge accounting continue to be met. In the event such criteria are not met in a future period, the Corporation will only record changes in the fair value on the interest rate swap.

     As a result of swapping $142 million of fixed rate debt payments for variable rate payments, the Corporation’s balance sheet would become liability sensitive. Therefore, as part of the Corporation’s asset/liability management strategy of preserving the asset sensitive nature of the Corporation’s balance sheet, the Corporation replaced approximately $165 million of existing FHLB floating rate overnight borrowings with fixed rate FHLB advances with maturities of one to three years. This is expected to increase interest expense $1.5 million for 2004.

     The Corporation expects to enter into additional interest rate swap transactions during 2004 to the extent business conditions warrant. Should the Corporation enter into additional interest rate swap transactions, it is anticipated that the Corporation would also replace additional FHLB floating rate overnight borrowings with fixed rate FHLB advances to preserve the asset sensitive nature of the Corporation’s balance sheet.

     Interest rate swaps will assist the Corporation’s Asset Liability Management (“ALM”) process. The Corporation’s interest rate risk management strategy includes the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate liabilities are expected to substantially offset this unrealized appreciation or depreciation. See Note Twenty-One of consolidated financial statements.

     Interest rate contracts, which are generally non-leveraged interest rate swaps, will allow the Corporation to effectively manage its interest rate risk position. Non-leveraged interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Exposure to loss on these contracts will increase or decrease over their respective lives as interest rates fluctuate.

     Refer to Notes One and Seven of the consolidated financial statements for a discussion of the Corporation’s use of written over-the-counter covered call options.

     Table Sixteen summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest bearing bank deposits, are excluded from Table Sixteen as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. For further information on the fair value of financial instruments, see Note Eighteen of the consolidated financial statements. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at December 31, 2003. These expected maturities, weighted average effective yields and fair values will change if interest rates change. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.

Table Sixteen
 Market Risk
 December 31, 2003

		Expected Maturity
							After
(Dollars in thousands)	Total	2004	2005	2006	2007	2008	2008
Assets
Debt securities
Fixed rate
Book value	$1,618,267	$603,460	$313,288	$175,277	$117,671	$328,734	$79,837
Weighted average effective yield	3.88%
Fair value	$1,539,784
Loans and loans held for sale
Fixed rate
Book value	$688,928	164,584	131,629	106,159	67,498	40,709	178,349
Weighted average effective yield	6.49%
Fair value	$711,191
Variable rate
Book value	$1,543,239	555,428	215,353	155,619	145,691	114,959	356,189
Weighted average effective yield	4.49%
Fair value	$1,537,947
Liabilities
Deposits
Fixed rate
Book value	$1,190,171	902,473	180,340	55,319	42,763	4,046	5,230
Weighted average effective yield	2.25%
Fair value	$1,191,200
Variable rate
Book value	$911,047	905,917	5,073	57	—	—	—
Weighted average effective yield	0.42%
Fair value	$911,033
Other borrowings
Fixed rate
Book value	$523,106	50,052	100,058	165,061	64	68	207,803
Weighted average effective yield	3.22%
Fair value	$539,987
Variable rate
Book value	$909,094	909,094	—	—	—	—	—
Weighted average effective yield	1.12%
Fair value	$909,105

     Table Seventeen presents the contractual maturity distribution and interest sensitivity of selected loan categories at December 31, 2003. This table excludes non-accrual loans.

Table Seventeen
 Maturity and Sensitivity to Changes in Interest Rates

	December 31, 2003
		Commercial
	Commercial	Non Real
(Dollars in thousands)	Real Estate	Estate	Construction	Total
Fixed rate:
1 year or less	$24,563	$5,018	$14,414	$43,995
1-5 years	135,229	43,402	9,635	188,266
After 5 years	40,253	32,074	1,203	73,530

Total fixed rate	200,045	80,494	25,252	305,791

Variable rate:
1 year or less	87,606	56,205	213,661	357,472
1-5 years	386,170	67,020	107,125	560,315
After 5 years	44,849	6,126	12,179	63,154

Total variable rate	518,625	129,351	332,965	980,941

Total selected loans	$718,670	$209,845	$358,217	$1,286,732

Off-Balance Sheet Risk

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

Table Eighteen
 Commitments
 As of December 31, 2003

	Amount of Commitment Expiration Per Period
	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed
Lines of Credit	$29,011	$1,860	$4,344	$298,600	$333,815
Standby Letters of Credit	6,053	2,071	—	—	8,124
Loan Commitments	318,077	49,020	11,688	4,187	382,972

Total Commitments	$353,141	$52,951	$16,032	$302,787	$724,911

Liquidity Risk

     Liquidity is the ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. Liquidity is provided by the ability to attract retail deposits, by current earnings, and by a strong capital base that enables the Corporation to use alternative funding sources that complement normal sources. Management’s asset-liability policy is to maximize net interest income while continuing to provide adequate liquidity to meet continuing loan demand and deposit withdrawal requirements and to service normal operating expenses. The Corporation sets liquidity management guidelines for both the consolidated balance sheet, as well as for the Corporation, specifically to ensure that the Corporation is a source of strength for its regulated, deposit-taking banking subsidiary.

     The Corporation’s primary source of funding is from customer deposits, other borrowings, loan repayments, and securities available for sale. Cash flows from operations are a significant component of liquidity risk management and include both deposit maturities and scheduled cash flows from loan and investment maturities payments. Cash flows from operating activities declined in 2003 mainly due to greater funding needs for originations of mortgage loans held for sale than proceeds received from the sale of such loans. Cash flows from investing activities declined in 2003 as the purchases of securities available for sale and loan originations exceeded the sale and maturities of securities available for sale. These decreases in cash flows were partially offset by cash flows from financing activities. Cash flows from financing activities increased mainly due to increases in deposits and borrowings to fund the purchase of securities available for sale and loan originations.

     If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At December 31, 2003, the Bank had an available line of credit with the FHLB totaling $1.1 billion with $1.06 billion outstanding. At December 31, 2003, the Bank also had federal funds back-up lines of credit totaling $70.0 million, of which there were no amounts outstanding. At December 31, 2003, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstandings of $35.1 million.

     Another source of liquidity is the securities available for sale portfolio. See Securities Available for Sale for further discussion. Management believes the Bank’s sources of liquidity are adequate to meet loan demand, operating needs and deposit withdrawal requirements.

     The Corporation has existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. The Corporation anticipates refinancing, during 2004, any contractual obligations that are due in less than one year.

Table Nineteen
 Contractual Obligations
 As of December 31, 2003

	Payments Due by Period
	Less than
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Total
Other borrowings - Long-term debt	$959,094	$165,000	$100,000	$208,106	$1,432,200
Operating lease obligations	2,036	4,065	1,682	10,465	18,248
Purchase obligations (1)	2,394	1,209	237	—	3,840
Equity method investees funding	2,425	—	—	—	2,425
Deposits (2)	2,135,069	240,789	46,809	5,230	2,427,897
Other obligations (3)	1,214	2,414	898	3,726	8,252

Total Contractual Cash Obligations	$3,102,232	$413,477	$149,626	$227,527	$3,892,862

(1) Represents obligations under existing executory contracts.

(2) Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

(3) Represents obligations under employment, severance and retirement contracts.

Capital Management

     The objective of effective capital management is to generate above market returns on equity to our shareholders while maintaining adequate regulatory capital ratios. The Corporation uses capital to fund growth, acquire other companies, pay dividends and repurchase its common stock.

     Shareholders’ equity at December 31, 2003 decreased to $299.4 million, representing 7.12 percent of period-end assets compared to $324.7 million or 8.67 percent of period-end assets at December 31, 2002. The decrease was due mainly to the payment of $10.6 million for the purchase and retirement of common stock, a $9.8 million decrease in the after-tax unrealized gain on available for sale securities resulting from an increase in rates across the yield curve and the previously mentioned restructuring of the securities portfolio, and cash dividend payments of $22.0 million. These decreases were partially offset by net income of $14.2 million.

     During 2003, 565,000 shares of First Charter Corporation common stock were repurchased and retired under the January 24, 2002 authorization of the Corporation’s Board of Directors to repurchase 1.5 million shares. A total of 1.4 million shares have been repurchased and retired under this authorization. On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock.

     The principal asset of the Corporation is its investment in the Bank. Thus, the Corporation derives its principal source of income through dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the Bank to the Corporation and the amount of dividends which can be paid to the Corporation. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice. See Business —Governmental Supervision and Regulation, Business—Capital and Operational Requirements and Note Nineteen of notes to consolidated financial statements for additional discussion of these restrictions.

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

     The Bank also has similar regulatory capital requirements imposed by the Federal Reserve Board. See Business—Governmental Supervision and Regulation, Business—Capital and Operational Requirements and Note Nineteen of notes to consolidated financial statements for additional discussion of these requirements.

     At December 31, 2003, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation’s and the Bank’s various regulators categorized the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. In the judgment of management, there have been no events or conditions since those notifications that would change the “well capitalized” status of the Corporation or the Bank. The Corporation’s capital requirements are summarized in the table below:

Table Twenty
 Capital Ratios

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
(Dollars in thousands)	Amount	Percentage (1)	Amount	Percentage (2)	Amount	Percentage (2)
Actual	$272,417	6.53%	$272,417	10.00%	$298,709	10.97%
Required	166,844	4.00	108,953	4.00	217,905	8.00
Excess	105,573	2.53	163,464	6.00	80,804	2.97

(1)	Percentage of total adjusted average assets. The Federal Reserve Board minimum leverage ratio requirement is 3.00 percent to 5.00 percent, depending on the institution’s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Corporation of any specific requirement applicable to it.

(2)	Percentage of risk-weighted assets.

2002 VERSUS 2001

Overview

     Net income amounted to $39.8 million, or $1.30 diluted net income per share for the year ended December 31, 2002, compared to $35.3 million or $1.12 diluted net income per share for the year ended December 31, 2001, representing an increase of $4.5 million. The increase in net income was primarily due to (i) a $7.8 million increase in net interest income resulting from decreased interest expense, increased loan growth and higher levels of securities outstanding, (ii) an $8.9 million increase in noninterest income resulting from growth in service charges on deposit accounts, gains on sale of securities, increased brokerage income and growth in First Charter Insurance Services and (iii) a $1.8 million decrease in income taxes due to a decrease in the effective tax rate. These increases were partially offset by (i) a $3.8 million increase in the provision for loan losses due to increased loan growth and higher levels of nonaccrual loans and (ii) a $10.2 million increase in noninterest expense which was due to the following factors: prepayment costs associated with refinancing $100 million in fixed-term advances, a reserve for a contingent liability, expenses associated with the implementation of a new computer operating system in the fourth quarter of 2001, increased occupancy and equipment depreciation expense attributable to the First Charter Center which was placed into service during April of 2001, additional personnel, and increased incentive compensation based on increases in certain noninterest income categories under established incentive plans. Net income for 2002 was also favorably impacted by the adoption of two new accounting standards. On January 1, 2002 the Corporation adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), which eliminated goodwill amortization. The impact of goodwill amortization related to SFAS No. 142 for the year ended December 31, 2001 was $441,000 ($417,000 or $0.01 diluted earnings per share, after-tax). In addition, during the fourth quarter of 2002 the Corporation adopted Statement of Financial Accounting Standards No. 147 (SFAS No. 147), which eliminated goodwill amortization for 2002 on certain acquisition of branches. The impact of goodwill amortization related to SFAS No. 147 for the year ended December 31, 2001 was $955,000 ($649,000 or $0.02 diluted earnings per share, after-tax).

Net Interest Income

     For the year ended December 31, 2002, net interest income was $113.2 million, an increase of 7.4 percent from net interest income of $105.4 million in 2001. The increase in net interest income was driven by decreased interest expense, increased loan growth and higher levels of securities outstanding. The reduced interest expense for 2002 was due to the lower cost of funding in a declining interest rate environment. The increased securities interest income was due to the higher levels of securities outstanding. The Corporation began to increase its securities available for sale portfolio late in the first quarter of 2001 to offset the effects of the dampened loan growth.

     Average interest earning assets increased approximately $380.5 million to $3.26 billion for the year ended December 31, 2002, compared to $2.88 billion for the same 2001 period. This increase was partially due to a $249.1 million increase in the Corporation’s average securities available for sale. The Corporation began to increase its securities available for sale portfolio late in the first quarter of 2001, which continued through the end of 2001 (as described above). Average interest earning assets also increased due to growth in the Corporation’s average loan portfolio, which increased $132.5 million.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest bearing liabilities of $396.5 million to $2.88 billion during 2002 due to increases in deposits and the use of FHLB advances to fund loan growth and securities purchases.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) decreased 17 basis points to 3.55 percent in 2002, compared to 3.72 percent in 2001. The decrease reflects the impact of the declining interest rate environment in 2001 and 2002, which had a negative impact on the net interest margin as assets repriced faster than liabilities. The addition of lower yielding securities, higher levels of borrowings and competitive forces related to loan and deposit pricing also had a negative impact on the net interest margin.

Provision for Loan Losses

     The provision for loan losses for the year ended December 31, 2002 amounted to $8.2 million compared to the provision for loan losses of $4.5 million for the comparable 2001 period. The increase in the provision for loan losses was due to higher levels of nonaccrual loans during 2002 and $125.0 million in gross loan growth for the year ended December 31, 2002 compared to a decrease of $204.8 million in gross loans for the year ended December 31, 2001. The loan growth experienced during 2002 was primarily in commercial real estate, home equity lines and other secured retail credit.

Noninterest Income

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

Noninterest Expense

     Noninterest expense increased $10.2 million to $97.8 million for the year ended December 31, 2002 from $87.6 million in the comparable 2001 period. The major contributing factors to this increase were $3.3 million in prepayment penalties associated with the refinancing of $100 million of the Corporation’s fixed-term advances, a reserve for a contingent liability of $840,000, additional personnel, increased incentive compensation based on increases in certain noninterest income categories and increased occupancy and equipment depreciation expense attributable to the First Charter Center which was placed into service during April of 2001. In addition, 2002 results reflect the depreciation and data processing costs associated with the implementation of a new operating system placed into service during the fourth quarter of 2001. Noninterest expense was positively impacted $441,000 due to the adoption of SFAS No. 142 and positively impacted $955,000 due to the adoption of SFAS No. 147 in 2002.

Income Tax Expense

     Total income tax expense for the year ended December 31, 2002 was $14.9 million, for an effective tax rate of 27.3 percent, compared to $16.8 million for an effective tax rate of 32.2 percent for the year ended December 31, 2001. The decrease in the tax expense for the year ended December 31, 2002, was due to the implementation of tax-planning initiatives.

Regulatory Recommendations

     Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities, which, if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.

     During the third quarter of 2003, the Bank entered into a written agreement with the Federal Reserve Bank of Richmond and the Office of the North Carolina Commissioner of Banks, the Bank’s primary federal and state regulatory agencies. The agreement arises out of certain previously disclosed regulatory examinations and requires the Bank to take appropriate actions to improve its programs and procedures for complying with the Currency and Foreign Transactions Reporting Act and the anti-money laundering provisions of Regulation H of the Board of Governors of the Federal Reserve System. The Bank has subsequently taken substantial actions, and adopted and implemented a number of policies and procedures, to address the concerns of the regulatory agencies.

Accounting Matters

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

     SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Corporation reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under SFAS No. 142 were subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Goodwill as of January 1, 2002 was tested during the first six months of 2002. As a result of this testing, no impairment charges were recorded. In 2003, goodwill was tested for impairment and no impairment charges were recorded.

     In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, (SFAS No. 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Corporation early adopted the provisions of SFAS No. 145 on October 1, 2002. As a result, the prepayment costs of $19.1 million associated with the refinancing of $131 million in longer-term fixed rate FHLB advances in 2003 and $3.3 million associated with the refinancing of $100 million in fixed-term advances in 2002, were classified in the operating section of the income statement rather than as an extraordinary item, as previously required by SFAS No. 4.

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

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 required the Corporation to retroactively restate its previously issued 2002 interim financial statements, to reverse SFAS No. 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation adopted SFAS No. 147 on October 1, 2002. The Corporation had $12.1 million of SFAS No. 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002. In accordance with SFAS No. 147, the Corporation performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. The Corporation will continue to test this goodwill, along with all other goodwill, annually. In 2003, goodwill was tested for impairment and no impairment charges were recorded.

     In October 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, (FASB Interpretation No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which establishes disclosure standards for a guarantor about its obligations under certain guarantees that it has issued. Under FASB Interpretation No. 45 a guarantor is required to disclose the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The guarantor is also required to disclose the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The initial recognition and measurement of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accordingly, the Corporation adopted these provisions of FASB Interpretation No. 45 on January 1, 2003. The impact to the Corporation upon adoption was immaterial. See Note Sixteen for relevant disclosures about the Corporation’s guarantees.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 (APB No. 28), “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation currently has no plans to change its accounting for stock-based employee compensation. The disclosure provisions of this statement, except for the amendment of APB No. 28, are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on December 31, 2002 and these disclosures are presented in the notes to the consolidated financial statements. The provisions of this statement related to the amendment of APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions relevant to interim financial reporting on January 1, 2003, and these disclosures are presented in the notes to the Corporation’s interim and annual consolidated financial statements.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, (FASB Interpretation No. 46), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities by business enterprises. Variable interest entities are equity interests that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of expected losses if they occur, receive a majority of the entity’s residual returns if they occur, or both. The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FASB Interpretation No. 46 an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In December 2003, the FASB issued a revision to Fin 46 (“Fin 46 R”), which clarifies and interprets certain provisions of Fin 46, without changing the basic accounting model of Fin 46. The Corporation will adopt the provisions of Fin 46 and Fin 46 R effective March 2004 with no expected material effect on its consolidated financial statements. At December 31, 2003, the Corporation did not have any significant investments in variable interest entities and had no involvement with special purpose entities.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Certain information called for by Item 7A is set forth in Item 7 under the caption Market Risk Management on page 37 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors
First Charter Corporation

We have audited the accompanying consolidated balance sheets of First Charter Corporation and subsidiaries (the “Corporation”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Charter Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note One to the Consolidated Financial Statements, on January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, and on October 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” and Statement of Financial Accounting Standards No. 147 “Acquisitions of Certain Financial Institutions”.

KPMG LLP

Charlotte, North Carolina
February 25, 2004

First Charter Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31	December 31
(Dollars in thousands, except share data)	2003	2002
Assets:
Cash and due from banks	$88,564	$162,087
Federal funds sold	1,311	1,154
Interest bearing bank deposits	23,631	6,609

Cash and cash equivalents	113,506	169,850

Securities available for sale (cost of $1,591,803 at December 31, 2003 and $1,103,107 at December 31, 2002; carrying amount of pledged collateral at December 31, 2003, $1,129,474)	1,601,900	1,129,212
Loans held for sale	5,137	158,404
Loans	2,252,804	2,072,717
Less: Unearned income	(167)	(247)
Allowance for loan losses	(25,607)	(27,204)

Loans, net	2,227,030	2,045,266

Premises and equipment, net	95,756	94,647
Other assets	163,364	148,570

Total assets	$4,206,693	$3,745,949

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$326,679	$305,924
Interest bearing	2,101,218	2,016,723

Total deposits	2,427,897	2,322,647

Other borrowings	1,432,200	1,042,440
Other liabilities	47,157	56,176

Total liabilities	3,907,254	3,421,263

Shareholders’ equity:
Preferred stock - no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 29,720,163 and 30,069,147 shares	115,270	122,870
Common stock held in Rabbi Trust for deferred compensation	(636)	(476)
Deferred compensation payable in common stock	636	476
Retained earnings	178,008	185,900
Accumulated other comprehensive income:
Unrealized gains on securities available for sale, net	6,161	15,916

Total shareholders’ equity	299,439	324,686

Total liabilities and shareholders’ equity	$4,206,693	$3,745,949

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31
(Dollars in thousands, except share and per share data)	2003	2002	2001
Interest income:
Loans	$118,911	$135,085	$158,985
Federal funds sold	20	20	75
Interest bearing bank deposits	465	169	399
Securities	58,896	61,114	55,817

Total interest income	178,292	196,388	215,276

Interest expense:
Deposits	41,544	50,957	78,252
Federal funds purchased and securities sold under agreements to repurchase	2,288	2,492	5,034
Federal Home Loan Bank and other borrowings	26,658	29,778	26,626

Total interest expense	70,490	83,227	109,912

Net interest income	107,802	113,161	105,364
Provision for loan losses	27,518	8,270	4,465

Net interest income after provision for loan losses	80,284	104,891	100,899
Noninterest income:
Service charges on deposit accounts	22,143	19,133	13,848
Financial management income	3,705	2,396	2,323
Gain on sale of securities	10,287	11,539	2,399
Gain on sale of credit card loan portfolio	2,262	—	—
Loss from equity method investees	(285)	(5,801)	(442)
Mortgage services income	3,159	2,457	2,643
Brokerage services income	3,016	2,288	1,746
Insurance services income	9,408	8,770	7,681
Trading gains	1,801	2,078	2,592
Bank owned life insurance	3,888	16	—
Gain on sale of property	382	904	416
Other	4,414	3,851	5,567

Total noninterest income	64,180	47,631	38,773

Noninterest expense:
Salaries and employee benefits	54,998	50,306	44,719
Occupancy and equipment	16,504	16,032	14,607
Data processing	2,816	2,968	2,956
Marketing	4,435	2,562	2,363
Postage and supplies	4,521	4,333	4,820
Professional services	11,582	6,615	6,727
Telephone	2,267	1,951	1,396
Amortization of intangibles	441	367	1,875
Prepayment costs on borrowings	19,089	3,284	—
Other	10,379	9,354	8,116

Total noninterest expense	127,032	97,772	87,579

Income before income taxes	17,432	54,750	52,093
Income taxes	3,286	14,947	16,768

Net income	$14,146	$39,803	$35,325

Net income per share:
Basic	$0.47	$1.30	$1.12
Diluted	$0.47	$1.30	$1.12
Weighted average shares:
Basic	29,789,969	30,520,125	31,480,109
Diluted	30,007,435	30,702,107	31,660,985

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

			Common Stock
			held in Rabbi	Deferred		Accumulated
	Common Stock		Trust for	Compensation		Other
			Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income	Total
Balance, December 31, 2000	31,601,263	$151,486	$—	$—	$155,762	$2,039	$309,287

Comprehensive income:
Net income	—	—	—	—	35,325	—	35,325
Unrealized gain on securities available for sale, net	—	—	—	—	—	3,801	3,801

Total comprehensive income							39,126
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(388)	—	—	—	(388)
Deferred compensation payable in common stock	—	—	—	388	—	—	388
Cash dividends	—	—	—	—	(22,753)	—	(22,753)
Stock options exercised and Dividend Reinvestment Plan stock issued	141,269	1,643	—	—	—	—	1,643
Purchase and retirement of common stock	(1,000,000)	(17,962)	—	—	—	—	(17,962)

Balance, December 31, 2001	30,742,532	135,167	(388)	388	168,334	5,840	309,341

Comprehensive income:
Net income	—	—	—	—	39,803	—	39,803
Unrealized gain on securities available for sale, net	—	—	—	—	—	10,076	10,076

Total comprehensive income							49,879
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(88)	—	—	—	(88)
Deferred compensation payable in common stock	—	—	—	88	—	—	88
Cash dividends	—	—	—	—	(22,237)	—	(22,237)
Stock options exercised and Dividend Reinvestment Plan stock issued	136,215	1,596	—	—	—	—	1,596
Purchase and retirement of common stock	(809,600)	(13,894)	—	—	—	—	(13,894)

Balance, December 31, 2002	30,069,147	122,870	(476)	476	185,900	15,916	324,686

Comprehensive income:
Net income	—	—	—	—	14,146	—	14,146
Unrealized loss on securities available for sale, net	—	—	—	—	—	(9,755)	(9,755)

Total comprehensive income							4,391
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(160)	—	—	—	(160)
Deferred compensation payable in common stock	—	—	—	160	—	—	160
Cash dividends	—	—	—	—	(22,038)	—	(22,038)
Stock options exercised	137,575	1,700	—	—	—	—	1,700
Shares issued in connection with business acquisition	78,441	1,323	—	—	—	—	1,323
Purchase and retirement of common stock	(565,000)	(10,623)	—	—	—	—	(10,623)

Balance, December 31, 2003	29,720,163	$115,270	$(636)	$636	$178,008	$6,161	$299,439

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$14,146	$39,803	$35,325
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	27,518	8,270	4,465
Depreciation	8,952	9,535	8,025
Amortization of intangibles	441	367	1,875
Premium amortization and discount accretion, net	6,867	1,466	(615)
Net gain on securities available for sale transactions	(10,287)	(11,539)	(2,399)
Net loss (gain) on foreclosed assets	265	211	(10)
Net loss from equity method investments	285	5,801	442
Net gain on sale of property	(382)	(904)	(416)
Net loss (gain) on sale of equipment	5	(39)	(11)
Gain on sale of credit card loan portfolio	(2,262)	—	—
Origination of mortgage loans held for sale	(278,165)	(159,049)	(203,231)
Proceeds from sale of mortgage loans held for sale	144,510	137,736	200,961
(Increase) in cash surrender value of bank owned life insurance	(3,888)	—	—
(Increase) decrease in other assets	(5,954)	865	5,220
(Decrease) increase in other liabilities	(9,642)	4,238	(3,778)

Net cash (used in) provided by operating activities	(107,591)	36,761	45,853

Cash flows from investing activities:
Proceeds from sales of securities available for sale	1,004,264	746,886	549,402
Proceeds from maturities of securities available for sale	551,072	275,298	245,081
Purchase of securities available for sale	(1,753,691)	(1,048,473)	(1,254,580)
Purchase of bank owned life insurance	—	(70,000)	—
Net (increase) decrease in loans and loans held for sale	(267,843)	(267,168)	22,466
Proceeds from sale of loans	40,220	—	—
Proceeds from sales of other real estate	10,452	3,153	3,205
Net purchases of premises and equipment	(9,528)	(7,166)	(28,323)
Proceeds from sale of credit card portfolio	13,242	—	—
Acquisition of businesses, net of cash paid	(991)	—	(439)

Net cash used in investing activities	(412,803)	(367,470)	(463,188)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	210,268	85,765	77,311
Net (decrease) increase in certificates of deposit	(105,016)	73,936	87,400
Net increase in securities sold under repurchase agreements and other borrowings	389,759	233,928	238,489
Purchase and retirement of common stock	(10,623)	(13,894)	(17,962)
Proceeds from issuance of common stock	1,700	1,596	1,643
Dividends paid	(22,038)	(22,237)	(22,753)

Net cash provided by financing activities	464,050	359,094	364,128

Net (decrease) increase in cash and cash equivalents	(56,344)	28,385	(53,207)
Cash and cash equivalents at beginning of period	169,850	141,465	194,672

Cash and cash equivalents at end of period	$113,506	$169,850	$141,465

Supplemental disclosures of cash flow information:
Cash paid for interest	$72,699	$85,070	$110,860
Cash paid for income taxes	12,619	4,352	4,254
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate owned	7,272	5,593	8,255
Unrealized (loss) gain on securities available for sale (net of tax effect of ($6,254), $6,451, and $2,430 for the years ended December 31, 2003, 2002, and 2001, respectively)	(9,755)	10,076	3,801
Issuance of common stock for business acquisitions	1,323	—	—
Loans held for sale securitized and transferred to the securities available for sale portfolio	286,922	130,084	166,992
Allowance related to loans sold, securitized or transferred to held for sale	20,783	647	417

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note One - Summary of Significant Accounting Policies

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

Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, FCB, a North Carolina state bank. In addition, through First Charter Brokerage Services, Inc., a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates two other subsidiaries: First Charter Insurance Services, Inc. and First Charter Leasing and Investments, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Leasing and Investments, Inc. is a North Carolina corporation engaged in commercial equipment leasing and the management of investment securities. It also acts as the holding company for First Charter of Virginia Realty Investments, Inc., a Virginia corporation. First Charter of Virginia Realty Investments, Inc. is engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. First Charter Realty Investments, Inc. is the holding company for FCB Real Estate, Inc., a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC, a North Carolina limited liability company, which owns and maintains the real estate property and assets of the Corporation. FCB Real Estate, Inc. primarily invests in commercial and 1-4 family residential real estate loans. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC, a North Carolina limited liability company. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

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

     Reclassifications of certain amounts in the previously issued consolidated financial statements have been made to conform to the financial statement presentation for 2003. Such reclassifications had no effect on the net income or shareholders’ equity of the combined entity as previously reported.

Business

     The Bank, either directly or through its subsidiaries, provides businesses and individuals a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs. The Bank is a regional financial services company operating 54 financial centers, five insurance offices and 93 ATMs located in 17 counties throughout North Carolina. FCB also operates an additional mortgage origination office in Virginia.

Recently Adopted Accounting Pronouncements

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

     SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Corporation reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under SFAS No. 142 were subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Goodwill as of January 1, 2002 was tested during the first six months of 2002. As a result of this testing, no impairment charges were recorded. In 2003, goodwill was tested for impairment and no impairment charges were recorded.

     In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, (SFAS No. 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Corporation early adopted the provisions of SFAS No. 145 on October 1, 2002. As a result, the prepayment costs of $19.1 million associated with the refinancing of $131 million in longer-term fixed rate FHLB advances in 2003 and $3.3 million associated with the refinancing of $100 million in fixed-term advances in 2002, were classified in the operating section of the income statement rather than as an extraordinary item, as previously required by SFAS No. 4.

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

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (SFAS No. 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from SFAS No. 72 goodwill to goodwill subject to the provisions of SFAS No. 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to SFAS No. 142. SFAS No. 147 required the Corporation to retroactively restate its previously issued 2002 interim financial statements, to reverse SFAS No. 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which the Corporation adopted SFAS No. 142. The Corporation adopted SFAS No. 147 on October 1, 2002. The Corporation had $12.1 million of SFAS No. 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $716,000 ($520,000 or $0.02 diluted earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002. In accordance with SFAS No. 147, the Corporation performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. The Corporation will continue to test this goodwill, along with all other goodwill, annually. In 2003, goodwill was tested for impairment and no impairment charges were recorded.

     In October 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, (FASB Interpretation No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which establishes disclosure standards for a guarantor about its obligations under certain guarantees that it has issued. Under FASB Interpretation No. 45 a guarantor is required to disclose the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The guarantor is also required to disclose the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The initial recognition and measurement of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accordingly, the Corporation adopted these provisions of FASB Interpretation No. 45 on January 1, 2003. The impact to the Corporation upon adoption was immaterial. See Note Sixteen for relevant disclosures about the Corporation’s guarantees.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 (APB No. 28), “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation currently has no plans to change its accounting for stock-based employee compensation. The disclosure provisions of this statement, except for the amendment of APB No. 28, are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on December 31, 2002 and these disclosures are presented in the notes to the consolidated financial statements. The provisions of this statement related to the amendment of APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions relevant to interim financial reporting on January 1, 2003, and these disclosures are presented in the notes to the Corporation’s interim and annual consolidated financial statements.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, (FASB Interpretation No. 46), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities by business enterprises. Variable interest entities are equity interests that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of expected losses if they occur, receive a majority of the entity’s residual returns if they occur, or both. The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FASB Interpretation No. 46 an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In December 2003, the FASB issued a revision to Fin 46 (“Fin 46 R”), which clarifies and interprets certain provisions of Fin 46, without changing the basic accounting model of Fin 46. The Corporation will adopt the provisions of Fin 46 and Fin 46 R effective March 2004 with no expected material effect on its consolidated financial statements. At December 31, 2003, the Corporation did not have any significant investments in variable interest entities and had no involvement with special purpose entities.

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

Securities

     The Corporation classifies securities as available-for-sale, held-to-maturity or trading based on management’s intent at the date of purchase or securitization. At December 31, 2003, all of the Corporation’s securities are categorized as available-for-sale and, accordingly, are reported at fair value, based on quoted market prices, with any unrealized gains or losses, net of taxes, reflected as an element of accumulated other comprehensive income in shareholders’ equity. The Corporation intends to hold these available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, changes in the liquidity needs of the Bank, and other factors. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down treated as a component of securities available for sale transactions, net in the consolidated statement of income. The fair value of the securities is determined by a third party as of a date in close proximity to the end of the reporting period. The valuation is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available. Securities that the Corporation has the positive intent and ability to hold to maturity would be classified as held to maturity and reported at cost. At December 31, 2003, the Corporation held no securities in this category. As more fully discussed in Note Fourteen, the Corporation had a nominal amount of trading assets at December 31, 2003, which are carried at fair value. These trading assets are held for possible resale in the near term, and changes in their fair value are reflected in the statement of income. The fair value of trading account assets is based on quoted market prices.

     Gains and losses on sales of securities are recognized when realized on the trade date on a specific identification basis. Premiums and discounts are amortized or accreted into interest income using a level yield method.

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

     The Corporation uses the allowance method to provide for loan losses. Accordingly, all loan losses are charged to the allowance for loan losses and all recoveries are credited to it. The provision for loan losses is based on consideration of specific loans, past loan loss experience and other factors, which in management’s judgment, deserve current recognition in estimating probable loan losses. Such other factors considered by management include the growth and composition of the loan portfolio and current economic conditions.

     Allowances for loan losses related to loans that are identified as impaired, in accordance with the impairment policy set forth above, are based on discounted cash flows using the loans’ initial interest rates or the fair value of the collateral if the loans are collateral dependent. Large groups of smaller-balance, homogenous loans that are collectively evaluated for impairment (residential mortgage, consumer installment, and certain commercial loans) are excluded from this impairment evaluation and their allowance is calculated in accordance with the allowance for loan losses policy discussed above.

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

Derivative Instruments

     The Corporation evaluates the impact of SFAS No. 133 on all new products introduced, contracts negotiated, and transactions contemplated to determine whether a derivative exists and its financial impact. As of December 31, 2003, the Corporation had no significant derivative instruments outstanding that are required to be accounted for in accordance with SFAS No. 133. During 2003 and 2002, the Corporation recognized income of $1.8 million and $2.1 million, respectively, on premiums on written over-the-counter covered call options on fixed income securities.

     In the first quarter of 2004, the Corporation entered into a series of interest rate swap agreements to provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items. See Note Twenty-One for subsequent events.

Servicing Rights

     The Corporation capitalizes servicing rights when mortgage loans are either securitized or sold and the loan servicing is retained. The cost of servicing rights is amortized in proportion to and over the estimated period of net servicing revenues.

     The carrying value and aggregate estimated fair value of mortgage servicing rights at December 31, 2003 was $2.1 million and $2.7 million, respectively, compared to a carrying value and estimated fair value of $1.5 million and $1.8 million at December 31, 2002. Servicing rights are periodically evaluated for impairment based on their fair value. This fair value is estimated based on market prices for similar assets and on the discounted estimated present value of future net cash flows based on market consensus loan prepayment estimates, historical prepayment rates, interest rates and other economic factors. For purposes of impairment evaluation, the servicing assets are stratified based on predominant risk characteristics of the underlying loans, including loan type (conventional or government) and note rate. The Corporation had a valuation allowance related to its servicing rights of $1.2 million, $693,000 and $263,000 for the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

     The following is an analysis of capitalized mortgage servicing rights included in other assets in the consolidated balance sheets:

	Capitalized Mortgage
	Servicing Rights
(Dollars in thousands)	2003	2002	2001
Balance, January 1,	$1,478	$3,028	$1,659
Servicing rights capitalized	2,440	—	2,472
Amortization expense	(1,282)	(1,120)	(840)
Change in valuation allowance	(530)	(430)	(263)

Balance, December 31,	$2,106	$1,478	$3,028

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

Intangible Assets

     Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, and therefore, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited, which is generally less than fifteen years. Goodwill is not amortized but is reviewed for potential impairment on an annual basis at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In 2003, goodwill was tested for impairment and no impairment charges were recorded.

     Other intangible assets are amortized on an accelerated basis or straight-line basis over the period benefited, which is generally less than fifteen years. They are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

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

     These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these limited partnerships invest. All of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made by the management of the limited partnerships and are reviewed by the Corporation’s management for reasonableness. The assumptions in the valuation of these investments include the viability of the business model, the ability of the investee company to obtain alternative financing, the ability to generate revenues in future periods and other subjective factors. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be widely varying gains or losses on these equity method investments in future periods.

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

     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	2003	2002	2001
Basic weighted average number of common shares outstanding	29,789,969	30,520,125	31,480,109
Dilutive effect arising from potential common stock issuances	217,466	181,982	180,876

Diluted weighted average number of common shares outstanding	30,007,435	30,702,107	31,660,985

     The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share. These amounts were 723,000 shares at December 31, 2003 and 1.3 million shares at both December 31, 2002 and 2001.

Dividends Per Share

     Dividends declared by the Corporation were $0.74 per share, $0.73 per share and $0.72 per share for the years ended December 31, 2003, 2002 and 2001, respectively.

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

	Years Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Net income, as reported	$14,146	$39,803	$35,325
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,293)	(2,755)	(2,193)

Pro forma net income	$11,853	$37,048	$33,132

Earnings per share:
Basic-as reported	$0.47	$1.30	$1.12

Basic-pro forma	$0.40	$1.21	$1.05

Diluted-as reported	$0.47	$1.30	$1.12

Diluted-pro forma	$0.40	$1.21	$1.05

Note Two - Business Segment Information

     For 2003, 2002, and 2001 the Corporation only had one reportable segment, FCB. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Other operating segments include brokerage, insurance, mortgage and financial management which provides comprehensive financial planning, funds management, and investments.

     Business segments are determined based on the Corporation’s internal management accounting process. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the method management uses to view its business and is not necessarily comparable with information disclosed by other financial institutions. The accounting policies of the business segments differ from those described in Note One in that management allocations have been made for overhead expenses. The results of operations and segment assets are based upon monthly internal management reports. There are no significant intersegment transactions, and there are no significant reconciling items between the reportable segments and consolidated amounts.

     Information regarding the reportable segment’s separate results of operations and segment assets is illustrated in the following tables:

	2003
		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals
Total interest income	$177,680	$540	$72	$178,292
Total interest expense	69,893	—	597	70,490

Net interest income	107,787	540	(525)	107,802
Provision for loan losses	27,518	—	—	27,518
Total noninterest income	44,677	19,466	37	64,180
Total noninterest expense	106,420	20,545	67	127,032

Income (loss) before income taxes	18,526	(539)	(555)	17,432
Income tax expense (benefit)	3,493	(102)	(105)	3,286

Net income (loss)	$15,033	$(437)	$(450)	$14,146

Total loans, net	$2,225,776	$1,254	$—	$2,227,030
Total assets	4,157,694	25,363	23,636	4,206,693

	2002
		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals
Total interest income	$195,919	$297	$172	$196,388
Total interest expense	82,543	—	684	83,227

Net interest income	113,376	297	(512)	113,161
Provision for loan losses	8,270	—	—	8,270
Total noninterest income	35,419	16,126	(3,914)	47,631
Total noninterest expense	80,036	17,650	86	97,772

Income (loss) before income taxes	60,489	(1,227)	(4,512)	54,750
Income tax expense (benefit)	16,515	(336)	(1,232)	14,947

Net income (loss)	$43,974	$(891)	$(3,280)	$39,803

Total loans, net	$2,043,056	$2,210	$—	$2,045,266
Total assets	3,546,893	172,833	26,223	3,745,949

	2001
		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals
Total interest income	$214,570	$490	$216	$215,276
Total interest expense	109,719	—	193	109,912

Net interest income	104,851	490	23	105,364
Provision for loan losses	4,465	—	—	4,465
Total noninterest income	23,936	15,053	(216)	38,773
Total noninterest expense	74,010	13,593	(24)	87,579

Income (loss) before income taxes	50,312	1,950	(169)	52,093
Income taxes	16,166	657	(55)	16,768

Net income (loss)	$34,146	$1,293	$(114)	$35,325

(1)	Included in other operating segments are revenues, expenses and assets of insurance services, brokerage, mortgage and financial management.

(2)	Included in “other” are revenues, expenses and assets of the parent company and eliminations.

Note Three - Mergers and Acquisitions

     (a) Insurance Agencies. Since the beginning of 2001, the Corporation has acquired four insurance agencies. The year over year increases in insurance services income is due to the organic growth from our insurance agencies as well as the insurance agencies and customer lists acquired. The insurance agencies acquired were Hoffman & Young, Inc., Piedmont Insurance Agency, Inc., Banner and Greene Agency, Inc. and Robertson Insurance Agency, Inc. Pro forma financial information reflecting the effect of these acquisitions on periods prior to the combination is not considered material.

     (b) Third Party Benefits Administrator. On July 7, 2003, the Corporation, through a subsidiary of FCB, purchased a third party benefits administrator in a stock transaction. The purchase price delivered at closing consisted of First Charter common stock valued at $1.32 million, and the agreement contemplates additional common stock payments based on the post closing performance of the business. The value of such additional payments, if earned, is expected to total approximately $880,000. This acquisition was accounted for as a purchase. Accordingly, the results of operations of this entity are included in the consolidated results of operations of the Corporation from the date of the acquisition. Pro forma financial information reflecting the effect of this acquisition on periods prior to the combination is not considered material. Intangible assets amounted to $1.1 million from the acquisition.

Note Four - Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of December 31, 2003 and December 31, 2002:

	December 31,		December 31
	2003		2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Noncompete agreements (1)	$946	$861	$946	$744
Customer lists (1)	1,471	236	417	106
Mortgage servicing rights (1)	7,083	4,977	4,643	3,165
Branch acquisitions (2)	1,111	1,097	1,110	925
Other intangibles (1) (3)	232	22	—	—

Total	$10,843	$7,193	$7,116	$4,940

Unamortized intangible assets:
Goodwill (4)	$19,222	$—	$18,093	$—

(1) Noncompete agreements, customer lists, mortgage servicing rights and other intangibles are recorded in the Other Operating Segments as described in Note Two.

(2) Branch acquisition intangible assets are recorded in the FCB segment as described in Note Two.

(3) Other intangibles include trade name and proprietary software.

(4) Goodwill of $6,278 is recorded in the Other Operating Segments and $12,944 is recorded on FCB as described in Note Two.

     The gross carrying amount of goodwill increased to $19.2 million at December 31, 2003 from $18.1 million at December 31, 2002 primarily due to goodwill of $870,000 associated with the acquisition of a third party benefits administrator in July 2003 and goodwill of $385,000 associated with the acquisition of Piedmont Insurance Agency in July 2003. There was no impairment of goodwill for the years ended December 31, 2003 and 2002.

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $441,000 and $367,000 for the years ended December 31, 2003 and 2002, respectively.

     The following table presents the estimated amortization expense for intangible assets for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and 2009 and thereafter:

	Noncompete	Customer	Mortgage	Branch	Other
(Dollars in thousands)	Agreements	Lists	Servicing Rights	Acquisitions	Intangibles	Total
2004	$85	$260	$872	$14	$42	$1,273
2005	—	226	442	—	37	705
2006	—	193	305	—	32	530
2007	—	160	211	—	28	399
2008	—	126	118	—	23	267
2009 and after	—	270	158	—	48	476

Total	$85	$1,235	$2,106	$14	$210	$3,650

     The following table presents the adjusted effect of goodwill amortization on net income and on basic and diluted earnings per share for years ended December 31, 2003, 2002 and 2001:

	For the Years Ended December 31
(Dollars in thousands, except
earnings per share amounts)	2003	2002	2001
Net income	$14,146	$39,803	$35,325
Add back: Goodwill amortization	—	—	1,065

Adjusted net income	$14,146	$39,803	$36,390

Basic earnings per share:
As reported	$0.47	$1.30	$1.12
Goodwill amortization	—	—	0.04

Adjusted net income	$0.47	$1.30	$1.16

Diluted earnings per share:
As reported	$0.47	$1.30	$1.12
Goodwill amortization	—	—	0.03

Adjusted net income	$0.47	$1.30	$1.15

Note Five - Comprehensive Income

     Comprehensive income includes net income and all non-owner changes to the Corporation’s equity. The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

     The Corporation’s total comprehensive income for the years ended December 31, 2003, 2002 and 2001 was $4.4 million, $49.9 million and $39.1 million, respectively. Information concerning the Corporation’s other comprehensive income for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003			2002			2001
	Before Tax		After Tax	Before Tax		After Tax	Before Tax		After Tax
	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount
(Dollars in thousands)	Lists	Lists	Lists	Lists	Lists	Lists	Lists	Lists	Lists
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during period	$(5,722)	$(2,242)	$(3,480)	$28,066	$10,951	$17,115	$8,630	$3,366	$5,264
Less: Reclassification for realized gains	10,287	4,012	6,275	11,539	4,500	7,039	2,399	936	1,463

Unrealized (losses) gains, net of reclassification	$(16,009)	$(6,254)	$(9,755)	$16,527	$6,451	$10,076	$6,231	$2,430	$3,801

Other comprehensive (loss) income	$(16,009)	$(6,254)	$(9,755)	$16,527	$6,451	$10,076	$6,231	$2,430	$3,801

Note Six - Securities Available for Sale

     Securities available for sale at December 31, 2003 and 2002 are summarized as follows:

	2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
US government obligations	$59,715	$875	$317	60,273
US government agency obligations	630,629	6,480	1,842	635,267
Mortgage-backed securities	771,440	6,613	6,896	771,157
State, county, and municipal obligations	69,425	3,662	—	73,087
Equity securities	60,594	1,522	—	62,116

Total	$1,591,803	$19,152	$9,055	$1,601,900

	2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
US government obligations	$64,253	$1,528	$4	65,777
US government agency obligations	399,648	8,715	1	408,362
Mortgage-backed securities	518,969	10,922	197	529,694
State, county, and municipal obligations	78,998	3,966	—	82,964
Equity securities	41,239	1,197	21	42,415

Total	$1,103,107	$26,328	$223	$1,129,212

     The expected maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation’s securities portfolio at December 31, 2003 are summarized below. Actual maturities may differ from contractual maturities since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

			Due after 1		Due after 5
	Due in 1 year		through 5		through 10		Due after
	or less		years		years		10 years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of securities available for sale
U.S. government obligations	$15,040	3.12%	$45,233	3.20%	$—	—%	$—	—%	$60,273	3.18%
U.S. government agency obligations	32,320	5.15	548,524	3.78	54,423	3.84	—	—	635,267	3.85
Mortgage-backed securities (1)	2,454	2.49	518,389	4.02	250,314	4.22	—	—	771,157	4.08
State and municipal obligations	7,042	6.59	31,973	6.78	26,521	6.70	7,551	6.66	73,087	6.72
Equity securities (2)	—	—	—	—	—	—	62,116	3.79	62,116	3.79

Total	$56,856	4.68%	$1,144,119	3.95%	$331,258	4.36%	$69,667	4.10%	$1,601,900	4.07%

Amortized cost of securities available for sale	$55,954		$1,135,078		$333,052		$67,719		$1,591,803

(1) Maturities estimated based on average life of security.

(2) Although equity securities have no stated maturity, they are presented for illustrative purposes only.

     Securities with an aggregate carrying value of $1.1 billion at December 31, 2003 were pledged to secure public deposits, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) borrowings. Proceeds from the sale of securities available for sale were $1.0 billion in 2003, $746.9 million in 2002, and $549.4 million in 2001. Gross gains of $10.4 million and gross losses of $0.1 million were realized in 2003. Gross gains of $15.0 million and gross losses of $3.5 million were realized in 2002. Gross gains of $2.7 million and gross losses of $0.3 million were realized in 2001.

     At December 31, 2003 and 2002, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $53.8 million and $34.1 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are redeemable at par value from the FHLB.

     Other-than-temporary declines in the fair value of certain equity securities held in the Corporation’s available for sale portfolio resulted in no write downs for 2003 and 2002, respectively, and $144,000 for 2001.

     As of December 31, 2003, there were no issues of securities available for sale (excluding U.S. government agency obligations), which had carrying values that exceeded 10 percent of shareholders’ equity of the Corporation.

     At December 31, 2003, US government agency securities of $182.9 million were considered temporarily impaired. US government agency securities are interest-bearing debt securities of US departments and agencies. Mortgage-backed securities of $417.4 million were considered temporarily impaired at December 31, 2003. Mortgage-backed securities are investment grade securities backed by a pool of mortgages or trust deeds. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. Income from the principal and interest payments on the underlying mortgages is used to pay off the bonds. Because some mortgage pools will pay off faster than others, mortgaged-backed securities are typically issued as a series of several different bonds, each having a different maturity date. State, county and municipal obligations of $24.7 million were considered temporarily impaired at December 31, 2003. These obligations are debt instruments that are obligations of a state, county or municipality, and also political subdivisions and agencies of these governments.

     The unrealized losses shown in the following table resulted primarily from an increase in rates across the yield curve.

As of December 31, 2003

	Less than 12 months		12 months or longer		Total
				Gross		Gross
		Gross Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities:
US government agency securities	$182,932	$1,842	$—	$—	$182,932	$1,842
Mortgage-backed securities	417,430	6,896	—	—	417,430	6,896
US government obligations	24,688	317	—	—	24,688	317

Total temporarily impaired securities	$625,050	$9,055	$—	$—	$625,050	$9,055

     Investments that are in a gross unrealized loss position include two US agency securities, eighteen mortgage-backed securities and three municipal obligations. The majority of these investments have been impaired for at least six months.

Note Seven - Trading Activity

     During 2003, 2002 and 2001, the Corporation engaged in writing over-the-counter covered call options, in order to enhance returns, on specific fixed income securities in the available for sale portfolio. Under these agreements the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. The Corporation recognized income of $1.8 million, $2.1 million and $2.6 million from writing covered call options in 2003, 2002 and 2001, respectively. There were no written covered call options outstanding at December 31, 2003, December 31, 2002 and December 31, 2001. The highest written covered call options outstanding at any time during 2003, 2002 and 2001 were $125.2 million, $194.0 million and $200.5 million, respectively.

Note Eight - Loans

     The Corporation’s primary market area includes North Carolina, and predominately centers around the Metro region of Charlotte, North Carolina. At December 31, 2003, the majority of the total loan portfolio was to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.

     Loans at December 31, 2003 and 2002 were:

	2003		2002
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$724,340	32.2%	$798,664	38.6%
Commercial non real estate	212,010	9.4	223,178	10.8
Construction	358,217	15.9	215,859	10.4
Mortgage	280,748	12.5	237,085	11.4
Consumer	284,448	12.6	280,201	13.5
Home equity	393,041	17.4	317,730	15.3

Total	$2,252,804	100.0%	$2,072,717	100.0%

     Loans held for sale are carried at the lower of aggregate cost or market. Loans held for sale were $5.1 million and $158.4 million at December 31, 2003 and December 31, 2002, respectively. Loans held for sale was impacted by originations, sales activity and securitizations, which is reflected in the Consolidated Statement of Cash Flows. Loans held for sale consists primarily of 15 and 30 year mortgages which the Corporation intends to sell as whole loans. No valuation allowance to reduce these loans to lower of cost or market was required at December 31, 2003 and December 31, 2002.

     Residential real estate loans are presented net of loans serviced for others, which totaled $317.5 million and $178.1 million at December 31, 2003 and 2002, respectively.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

(Dollars in thousands)	2003	2002
Nonaccrual loans	$14,910	$26,467
Restructured loans	—	—

Total nonperforming loans	14,910	26,467

Other real estate	6,836	10,278

Total nonperforming assets	21,746	36,745

Loans 90 days or more past due and still accruing	21	—

Total nonperforming assets and loans 90 days or more past due and still accruing	$21,767	$36,745

     Interest income that would have been recorded on nonaccrual loans and restructured loans for the years ended December 31, 2003, 2002, and 2001, had they performed in accordance with their original terms, amounted to approximately $1.0 million, $2.5 million, and $2.2 million, respectively. Interest income on all such loans included in the results of operations for 2003, 2002 and 2001 amounted to approximately $0.3 million, $0.5 million, and $1.0 million, respectively.

     The recorded investment in individually impaired loans was $4.7 million (all of which were on nonaccrual status) and $17.9 million (all of which were on nonaccrual status) at December 31, 2003 and 2002, respectively. The related allowance for loan losses on these loans was $0.9 million and $4.8 million at December 31, 2003 and 2002, respectively. The average recorded investment in individually impaired loans for 2003 was $10.5 million, and the income recognized during 2003 was $0.1 million, all of which was recognized using the cash method of income recognition. The average recorded investment in individually impaired loans for 2002 was $18.7 million, and the income recognized during 2002 was $0.2 million, all of which was recognized using the cash method of income recognition. The average recorded investment in individually impaired loans for 2001 was $17.1 million, and the income recognized during 2001 was $0.2 million, all of which was recognized using the cash method of income recognition.

     The following is a reconciliation of loans outstanding to executive officers, directors and their associates for the year ended December 31, 2003:

(Dollars in thousands)
Balance at December 31, 2002	$2,497
New loans	428
Principal repayments	(341)

Balance at December 31, 2003	$2,584

     In the opinion of management, these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Such loans, in the opinion of management, do not involve more than the normal risks of collectibility.

Note Nine - Allowance for Loan Losses

     The following is a summary of the changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2003, 2002 and 2001:

(Dollars in thousands)	2003	2002	2001
Beginning balance	$27,204	$25,843	$28,447
Provision for loan losses	27,518	8,270	4,465
Allowance related to loans sold, securitized or transferred to held for sale	(20,783)	(647)	(417)
Charge-offs	(9,480)	(6,990)	(7,406)
Recoveries	1,148	728	754

Net loan charge-offs	(8,332)	(6,262)	(6,652)

Ending balance	$25,607	$27,204	$25,843

     During the second quarter of 2003, $60.9 million in nonaccruing and accruing higher risk loans were sold to investors, which reduced the allowance for loan losses $20.2 million. In addition, the Corporation’s $11.7 million credit card portfolio was sold during the first quarter of 2003, which reduced the allowance for loan losses $0.5 million.

Note Ten — Premises and Equipment

     Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

(Dollars in thousands)	2003	2002
Land	$22,692	$22,831
Buildings	69,291	66,459
Furniture and equipment	50,157	47,734
Leasehold improvements	2,600	2,345
Construction in progress	1,572	336

Total premises and equipment	146,312	139,705

Less accumulated depreciation and amortization	50,556	45,058

Premises and equipment, net	$95,756	$94,647

Note Eleven - Deposits

     A summary of deposit balances at December 31, 2003 and 2002 is as follows:

(Dollars in thousands)	2003	2002
Noninterest bearing demand	$326,679	$305,924
Interest bearing demand	322,471	301,329
Money market accounts	470,551	305,530
Savings deposits	118,025	114,676
Certificates of deposit	1,190,171	1,295,188

Total deposits	$2,427,897	$2,322,647

     At December 31, 2003, the aggregate amount of certificates of deposit with denominations of $100,000 or more was $702.7 million, with $208.9 million maturing within three months, $145.9 million maturing within three to six months, $215.1 million maturing within six to twelve months and $132.8 million maturing after twelve months.

     At December 31, 2003, the scheduled maturities of all certificates of deposit are as follows:

(Dollars in thousands)
2004	$902,473
2005	180,340
2006	55,319
2007	42,763
2008	4,046
2009 and after	5,230

Total	$1,190,171

Note Twelve - Other Borrowings

     The following is a schedule of other borrowings:

		Interest			Maximum
	Balance	Rate		Average	Outstanding
	as of	as of	Average	Interest	at Any
(Dollars in thousands)	December 31,	December 31,	Balance	Rate	Month-end
2003
Federal funds purchased and securities sold under agreements to repurchase	$319,018	1.03%	$214,499	1.06%	$319,018
FHLB borrowings	1,063,106	2.09	906,627	2.88	1,063,106
Other	50,076	1.46	38,763	1.55	50,076

Total	$1,432,200		$1,159,889		$1,432,200

		Interest			Maximum
	Balance	Rate		Average	Outstanding
	as of	as of	Average	Interest	at Any
(Dollars in thousands)	December 31,	December 31,	Balance	Rate	Month-end
2002
Federal funds purchased and securities sold under agreements to repurchase	$326,745	1.21%	$151,572	1.62%	$326,745
FHLB borrowings	682,330	3.60	726,016	4.01	833,340
Other	33,365	1.89	28,675	2.39	40,604

Total	$1,042,440		$906,263		$1,200,689

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

     FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single family loans held in the Corporation’s loan portfolio. FHLB advances with balances of $482.0 million at December 31, 2003, were subject to being called by the FHLB at par. If these advances were called, the Corporation would have the option to pay off the advances, convert the advances to 3 month LIBOR or fund the payoffs with new advances.

     FHLB advances with balances of $522.0 million were subject to prepayment penalties at December 31, 2003, which approximate the difference in the book value and the fair value of the debt. In the event the Corporation exercised these prepayment options at December 31, 2003, the Corporation would have had to pay penalties of approximately $23.3 million.

     At December 31, 2003, FCB also had federal funds lines of credit totaling $70.0 million, of which there were no amounts outstanding. In addition, at December 31, 2003, the Corporation had commercial paper outstandings of $35.1 million, which are included in “Other” in the table in Note Twelve above.

     The following is a schedule of annual maturities of lines of credit:

As of December 31, 2003

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total
FCB-Lines of Credit	$590,000	$—	$165,000	$—	$100,000	$208,106	$1,063,106
Parent Company-Lines of Credit	15,000	—	—	—	—	—	15,000

Total Lines of Credit	$605,000	$—	$165,000	$—	$100,000	$208,106	$1,078,106

     During 2003, the Corporation incurred $19.1 million in prepayment penalties associated with the refinancing of $131 million in longer-term fixed rate FHLB advances. Please see Note Twenty-One for subsequent event.

Note Thirteen - Income Tax

     Total income taxes for the years ended December 31, 2003, 2002 and 2001 were allocated as follows:

	Years ended December 31,
(Dollars in thousands)	2003	2002	2001
Net income	$3,286	$14,947	$16,768
Shareholders’ equity, for unrealized gains on securities available for sale	(6,254)	6,451	2,430

Total	$(2,968)	$21,398	$19,198

     Income tax expense (benefit) attributable to income consists of:

	Years ended December 31,
(Dollars in thousands)	2003	2002	2001
Current:
Federal	$(473)	$24,621	$14,679
State	94	440	125

Total current	$(379)	$25,061	$14,804

Deferred:
Federal	$3,565	$(9,566)	$1,704
State	100	(548)	260

Total deferred	$3,665	$(10,114)	$1,964

Total income taxes:
Federal	$3,092	$15,055	$16,383
State	194	(108)	385

Total income taxes	$3,286	$14,947	$16,768

     Income tax expense attributable to net income was $3.3 million, $14.9 million and $16.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following:

	Years ended December 31,
(Dollars in thousands)	2003		2002		2001
Computed “expected” tax expense	$6,101	35.00%	$19,163	35.00%	$18,233	35.00%
Increase (reduction) in income taxes resulting from:
Tax exempt income	(1,058)	(6.07)	(1,467)	(2.68)	(1,526)	(2.93)
Bank owned life insurance	(1,361)	(7.81)	(16)	(0.03)	—	—
State income tax, net of federal benefits	126	0.72	(71)	(0.12)	250	0.46
Subsidiary stock, recognition of basis difference	—	—	(3,313)	(6.05)	—	—
Change in valuation allowance	63	0.36	773	1.41	—	—
Other, net	(585)	(3.35)	(122)	(0.22)	(189)	(0.34)

Total	$3,286	18.85%	$14,947	27.31%	$16,768	32.19%

     The significant components of deferred income tax expense for the years ended December 31, 2003, 2002 and 2001 are as follows:

(Dollars in thousands)	2003	2002	2001
Deferred tax expense (benefit) (exclusive of the effects of other components below)	$3,665	$(10,114)	$1,964
Shareholders’ equity, for unrealized gains (losses) on securities available for sale	(6,254)	6,451	2,430
Purchase accounting adjustment	(269)	—	—

Total	$(2,858)	$(3,663)	$4,394

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below.

(Dollars in thousands)	2003	2002
Deferred tax assets:
Allowance for loan loss	$10,177	$10,786
Deferred compensation	2,711	2,817
Market adjustment for investments	674	872
Basis difference in depreciable assets	7,737	9,305
Other	825	809

Total gross deferred tax assets	22,124	24,589

Less valuation allowance	836	773

Net deferred tax assets	21,288	23,816

Deferred tax liabilities:
Unrealized gains on securities available for sale	(4,067)	(10,321)
Federal Home Loan Bank of Atlanta stock	(1,052)	(1,052)
Mortgage Servicing Rights	(832)	—
Intangibles	(637)	(20)
Other	(176)	(757)

Total gross deferred tax liabilities	(6,764)	(12,150)

Net deferred tax liabilies	$14,524	$11,666

     The valuation allowance for deferred tax assets was $773,000 as of January 1, 2003 and $0 as of January 1, 2002. The total valuation allowance relative to capital loss carryforwards increased $63,000 during 2003 and $773,000 during 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 2003, the Company did not have any operating loss carryforwards for federal income tax purposes.

     Federal tax returns for 2000 and subsequent years are subject to examination by taxing authorities. The Corporation’s North Carolina tax returns for 1999, 2000 and 2001, are currently undergoing an audit by the North Carolina Department of Revenue. Management does not expect any significant, adverse impact to its results of operations arising from this examination.

     Retained earnings at December 31, 2003 and 2002 includes approximately $7.2 million (tax effect) representing pre-1988 tax bad debt reserve base year reserve amount for which no deferred income tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Corporation’s stock.

Note Fourteen - Employee Benefit Plans

     First Charter Retirement Savings Plan. The Corporation has a qualified Retirement Savings Plan (the “Savings Plan”) for all eligible employees of the Corporation. Pursuant to the Savings Plan, an eligible employee may elect to defer between 1 percent and 50 percent of compensation. At the discretion of the Board of Directors, the Corporation may contribute an amount necessary to match all or a portion of a participant’s elective deferrals in an amount to be determined by the Board of Directors from time to time, up to a maximum of six percent of a participant’s compensation. In addition, the Corporation may contribute an additional amount to each participant’s Savings Plan account as determined at the discretion of the Board of Directors. Participants may invest their Savings Plan account in a variety of investment options, including the Corporation’s stock. Effective March 1, 2002 the portion of the Savings Plan consisting of the Company Stock Fund (ESOP) was designated as an employee stock ownership plan under Code section 4975(e)(7) and that fund is designed to invest primarily in the Corporation’s stock. The Corporation adopted a qualified Money Purchase Pension Plan effective January 1, 1997 for all eligible employees of the Corporation. Pursuant to the Money Purchase Pension Plan, the Corporation contributed annually to each participant’s Plan account an amount equal to three percent of the participant’s compensation. Effective December 31, 2001 the Corporation merged the Money Purchase Pension Plan into the Savings Plan. The Corporation’s aggregate contributions to the Savings Plan and the Money Purchase Pension Plan amounted to $1.8 million, $2.5 million and $2.6 million for 2003, 2002 and 2001, respectively.

     First Charter Option Plan Trust. Effective December 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Option Plan Trust (the “OPT Plan”). The OPT Plan is a tax-deferred capital accumulation plan. Under the OPT Plan, eligible participants may elect to defer all of their base salary and bonus and receive options on mutual fund investments. In addition, the Corporation may grant participants bonus options in lieu of cash bonuses. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. Eligible employees for the OPT Plan include executive management as well as key members of senior management. The aggregate deferred compensation obligation pursuant to this plan amounted to $1.2 million at December 31, 2003. Plan assets, which are held in a Rabbi Trust, totaled $989,000 and $833,000 at December 31, 2003 and 2002, respectively, and are classified as trading assets, which is included in other assets on the consolidated balance sheet.

     First Charter Directors’ Option Deferral Plan. Effective May 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Corporation Directors’ Option Deferral Plan (the “Plan”). Under the Plan, eligible directors may elect to defer all of their director’s fees and receive option grants on mutual fund investments. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. The aggregate deferred compensation obligation pursuant to the Plan amounted to $167,000 at December 31, 2003. Plan assets, which are held in a Rabbi Trust, totaled $148,000 and $119,000 at December 31, 2003 and 2002, respectively, and are classified as trading assets, which is included in other assets on the consolidated balance sheet.

Note Fifteen — Shareholders’ Equity, Stock Plans and Stock Awards

     Stock Repurchase Programs. On April 27, 2001, the Corporation’s Board of Directors authorized the repurchase of up to 1 million shares of the Corporation’s common stock. At December 31, 2001, the Corporation had repurchased all shares of its common stock under this authorization at an average per-share price of approximately $17.96, which reduced shareholders’ equity by $18.0 million.

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. During 2002, the Corporation repurchased 809,600 shares of its common stock at an average per-share price of $16.83, which reduced shareholders’ equity by $13.9 million. During 2003, the Corporation repurchased 565,000 shares of its common stock, under this authorization at an average per-share price of $17.52, which reduced shareholders’ equity by $10.6 million.

     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At December 31, 2003, no shares had been repurchased under this authorization.

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

     The common stock purchased by the Corporation for this deferred compensation plan is maintained in the First Charter Corporation Directors’ Deferred Compensation Trust, a Rabbi Trust (the “Trust”), on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of the Corporation. Dividends payable on the common shares held by the Trust will be reinvested in additional shares of common stock of the Corporation and held in the Trust for the benefit of the participants. Since the deferred compensation plan does not provide for diversification of the Trust’s assets and can only be settled with a fixed number of shares of the Corporation’s common stock, the deferred compensation obligation is classified as a component of shareholders’ equity and the common stock held by the Trust is classified as a reduction of shareholders’ equity. Subsequent changes in the fair value of the common stock are not reflected in earnings or shareholders’ equity of the Corporation. The obligations of the Corporation under the deferred compensation plan, and the shares held by the Trust, have no net effect on net income per share.

     Stockholder Protection Rights Agreement. On July 19, 2000 the Corporation entered into a Stockholder Protection Rights Agreement. In connection with the agreement, the Board declared a dividend of one share purchase right (“Right”) on each outstanding share of common stock. Issuances of the Corporation’s common stock after August 9, 2000 include share purchase Rights. Generally, the Rights will be exercisable only if a person or group acquires 15 percent or more of Corporation’s common stock or announces a tender offer. Each Right will entitle stockholders to buy 1/1000 of a share of a new series of junior participating preferred stock of the Company at an exercise price of $80. Prior to the time they become exercisable, the Rights are redeemable for one cent per Right at the option of the Board of Directors.

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

     Dividend Reinvestment and Stock Purchase Plan. The Corporation maintains the Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), pursuant to which 1,000,000 shares of common stock of the Corporation have been reserved for issuance. Shareholders may elect to participate in the DRIP and have dividends on shares of common stock reinvested and may make optional cash payments of up to $3,000 per calendar quarter to be invested in common stock of the Corporation. Pursuant to the terms of the DRIP, upon reinvestment of the dividends and optional cash payments, the Corporation can either issue new shares valued at the then current market value of the common stock or the administrator of the DRIP can purchase shares of common stock in the open market. During 2003 and 2002, the Corporation issued no shares and the administrator of the DRIP purchased 179,861 shares and 197,719 shares, respectively, in the open market. During 2001, the Corporation issued 67,648 shares and the administrator of the DRIP purchased 162,007 shares in the open market.

     Restricted Stock Award Program. In April 1995, the shareholders approved the First Charter Corporation Restricted Stock Award Program (the “Restricted Stock Plan”). Awards of restricted stock may be made under the Restricted Stock Plan at the discretion of the Compensation Committee of the Board of Directors of the Corporation, which shall determine the key participants, the number of shares awarded to participants, and the vesting terms and conditions applicable to such awards. A maximum of 360,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. Compensation expense of approximately $60,000 and $75,000 was recognized during 2003 and 2002, respectively, in connection with the Restricted Stock Plan. The following table presents the status of the Restricted Stock Plan as of December 31, 2003 and 2002 and changes during the years then ended:

		Weighted Average Grant
	Shares	Price
Outstanding at December 31, 2001	10,173	$17.8778

Granted	—	—
Vested	(4,173)	19.1099
Forfeited	(2,000)	19.5000

Outstanding at December 31, 2002	4,000	$15.7813

Granted	—	—
Vested	(3,000)	19.1099
Forfeited	—	—
Outstanding at December 31, 2003	1,000	$15.7813

     First Charter Comprehensive Stock Option Plan. Under the terms of the First Charter Corporation Comprehensive Stock Option Plan (the “Comprehensive Stock Option Plan”), stock options (which can be incentive stock options or non-qualified stock options) may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Plan generally shall be determined by the Compensation Committee of the Board of Directors of the Corporation (the “Compensation Committee”). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. Under the First Charter Comprehensive Stock Option Plan, 480,000 shares of common stock are reserved for issuance. At December 31, 2003, 109,827 shares were available for future issuance.

     First Charter Corporation Stock Option Plan for Non-Employee Directors. In April 1997, the shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally shall be determined by the Compensation Committee. The exercise price for each option granted, however, shall be the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan. As of December 31, 2003, 4,260 shares were available for future issuance.

     2000 Omnibus Stock Option and Award Plan. In June 2000, the shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (the “2000 Omnibus Plan”). Under the 2000 Omnibus Plan, 2,000,000 shares of common stock are reserved for issuance. Stock options (which can be incentive stock options or non-qualified stock options) and other stock-based awards may be periodically granted to key employees of First Charter and its Directors. The terms and vesting schedules of options granted under the 2000 Omnibus Plan shall be determined by the Compensation Committee, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. At December 31, 2003, 601,862 shares were available for future issuance.

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

     The Board of Directors of the Corporation determined that it was in the best interest of the Corporation to implement a new employee stock purchase plan that may continue beyond a two-year period, to allow more flexibility with the timing of the grant of, and the exercise periods for, options granted to employees. The 1999 ESPP, described below, allows for multiple grants of options thereunder and is designed to remain in effect as long as there are shares available for purchases under the 1999 ESPP. Pursuant to the terms of the 1999 ESPP, a maximum of 300,000 shares of the Corporation’s Common Stock may be issued to employees under the 1999 ESPP, subject to adjustment, generally to protect against dilution in the event of changes in the capitalization of the Corporation. At December 31, 2003, 154,192 shares were available for future issuance.

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

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		(Option)		(Option)		(Option)
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	2,402,081	$19.43	2,172,787	$19.25	1,824,899	$19.74
Granted	555,827	18.19	548,915	17.12	540,265	15.41
Exercised	(113,019)	11.57	(134,608)	11.73	(73,011)	8.75
Forfeited	(328,329)	22.44	(185,013)	16.05	(119,366)	15.88

Outstanding at December 31	2,516,560	19.11	2,402,081	19.43	2,172,787	19.25

Options exercisable at December 31	1,598,810	20.01	1,689,253	20.61	1,553,623	20.48

Weighted-average Black-Scholes fair value of options granted during the year		$4.81		$5.38		$5.00

     The weighted average remaining contractual lives of stock options were 5.8 years at December 31, 2003.

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding Options			Options Exercisable
	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Outstanding	Weighted Average
Exercise Prices	at December 31	Contractual Life	Exercise Price	at December 31	Exercise Price
$0.0000 - $5.0000	12,468	2.2 years	$4.9700	12,468	$4.9700
$5.0100 - $10.0000	3,400	5.7 years	9.0400	3,400	9.0400
$10.0100 - $15.0000	255,198	5.5 years	13.9198	208,809	13.8134
$15.0100 - $17.5000	745,312	7.6 years	16.6285	368,190	16.4823
$17.5100 - $20.0000	769,019	7.4 years	18.3432	274,780	18.1298
$20.0100 - $22.5000	7,000	5.4 years	22.2500	7,000	22.2500
$22.5100 - $25.0000	507,175	2.4 years	23.9825	507,175	23.9825
$25.0100 - $27.5000	216,988	2.3 years	25.9980	216,988	25.9980

Total	2,516,560	5.8 years	$19.1146	1,598,810	$20.0070

     Pro-Forma Impact of Stock Compensation Programs. At December 31, 2003, as described above, the Corporation has various stock-based compensation plans. The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The pro forma impact on net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment to FASB Statement No. 123”, is disclosed as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Net income, as reported	$14,146	$39,803	$35,325
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,293)	(2,755)	(2,193)

Pro forma net income	$11,853	$37,048	$33,132

Earnings per share:
Basic-as reported	$0.47	$1.30	$1.12

Basic-pro forma	$0.40	$1.21	$1.05

Diluted-as reported	$0.47	$1.30	$1.12

Diluted-pro forma	$0.40	$1.21	$1.05

     The fair value of each option granted during 2003, 2002 and 2001 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2003	2002	2001
2000 Omnibus Stock Option and Award Plan
Dividend yield	3.79%	4.03%	4.26%
Risk free interest rates	4.09%	4.90%	5.15%
Expected lives	8 years	10 years	10 years
Volatility	33%	38%	41%
Director Plan
Dividend yield	3.79%	4.03%	4.26%
Risk free interest rates	3.95%	4.88%	5.19%
Expected lives	9 years	10 years	10 years
Volatility	33%	38%	41%
1999 Employee Stock Purchase Plan
Dividend yield	3.79%	4.03%	4.26%
Risk free interest rates	4.07%	5.20%	4.92%
Expected lives	1 year	1 year	1 year
Volatility	33%	38%	41%

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

     At December 31, 2003, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $333.8 million, loan commitments totaling $383.0 million and standby letters of credit aggregating $8.1 million. Of the $333.8 million of preapproved unused lines of credit, $30.6 million were at fixed rates and $303.2 million were at floating rates. Of the $383.0 million of loan commitments, $58.0 million were at fixed rates and $325.0 million were at floating rates. Of the $8.1 million of standby letters of credit, $6.0 million expire in 2004 and $2.1 million expire in 2005 and 2006. The fair value and carrying value at December 31, 2003 of standby letters of credit issued or modified during the year ended December 31, 2003 were less than $100,000. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but may not be limited to, accounts receivable, inventory and commercial and residential real estate.

     The Bank primarily makes commercial and installment loans to customers throughout its market area. The Corporation’s primary market area includes the state of North Carolina, and predominately centers on the Metro region of Charlotte, North Carolina. The real estate loan portfolio can be affected by the condition of the local real estate markets.

     Minimum operating lease payments due in each of the five years subsequent to December 31, 2003 are as follows: 2004, $2.0 million; 2005, $1.8 million; 2006, $1.3 million; 2007, $1.0 million; 2008, $0.9 million and subsequent years $11.3 million. Rental expense for all operating leases for the three years ended December 31, 2003, 2002 and 2001 was $2.0 million, $1.7 million and $1.8 million, respectively.

     Average daily Federal Reserve balance requirements for the year ended December 31, 2003 amounted to $23.2 million.

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

     During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact will receive a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty four-month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and

Mr. Godbold will receive commissions from Impact based on fees earned by Impact. Management believes that the transaction was at arms-length. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction, reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved and ratified the transaction. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. For the years ended December 31, 2003 and December 31, 2002, the Corporation received revenues of approximately $7.4 million and $4.9 million, respectively, which resulted in fees of $1.1 million and $627,000, respectively, to Impact and resulted in Impact paying commissions to GFA (and Mr. Godbold) of $759,000 and $439,000, respectively.

     See Note Eight for related party loans information.

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

Securities available for sale — the fair value is determined by a third party. The valuation is determined as of a date in close proximity to the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

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

     Based on the limitations, methods, and assumptions noted above, the following table presents the carrying amounts and fair values of the Corporation’s financial instruments at December 31, 2003 and 2002:

	December
	2003		2002
		Estimated	Estimated
	Carrying	Fair	Carrying Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Securities available for sale	$1,601,900	$1,601,900	$1,129,212	$1,129,212
Loans held for sale	5,137	5,147	158,404	163,463
Loans, net of allowance for loan losses	2,227,030	2,243,991	2,045,266	2,112,361
Financial liabilities:
Deposits	2,427,897	2,428,913	2,322,647	2,334,453
Other borrowings	1,432,200	1,449,092	1,042,440	1,088,446

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of December 31, 2003, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2003, the most recent notifications from the Corporation’s various regulators categorized the Corporation and FCB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FCB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In the judgment of management, there have been no events or conditions since those notifications that would change the “well capitalized” status of the Corporation or the Bank.

     The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well Capitalized
			For Capital		Under Current Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
				Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2003:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$298,709	10.97%	$217,905	8.00%	None	None
First Charter Bank	291,903	10.79	216,521	8.00	$270,652	10.00%
Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$272,417	10.00%	$108,953	4.00%	None	None
First Charter Bank	266,296	9.84	108,261	4.00	$162,391	6.00%
Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$272,417	6.53%	$166,844	4.00%	None	None
First Charter Bank	266,296	6.44	165,327	4.00	$206,659	5.00%
At December 31, 2002:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$317,700	12.62%	$201,424	8.00%	None	None
First Charter Bank	306,202	12.25	199,938	8.00	$249,923	10.00%
Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$290,031	11.52%	$100,712	4.00%	None	None
First Charter Bank	278,998	11.16	99,969	4.00	$149,954	6.00%
Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$290,031	7.92%	$146,404	4.00%	None	None
First Charter Bank	278,998	7.72	144,552	4.00	$180,690	5.00%

     During the third quarter of 2003, the Bank entered into a written agreement with the Federal Reserve Bank of Richmond and the Office of the North Carolina Commissioner of Banks, the Bank’s primary federal and state regulatory agencies. The agreement arises out of certain previously disclosed regulatory examinations and requires the Bank to take appropriate actions to improve its programs and procedures for complying with the Currency and Foreign Transactions Reporting Act and the anti-money laundering provisions of Regulation H of the Board of Governors of the Federal Reserve System. The Bank has subsequently taken substantial actions, and adopted and implemented a number of policies and procedures, to address the concerns of the regulatory agencies.

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

     At December 31, 2003, the Parent Company’s bank subsidiary had available retained earnings of $10.2 million for the payment of dividends to the Parent Company without regulatory or other restrictions. Subsidiary net assets of $301.9 million were restricted from being transferred to the Parent Company at December 31, 2003, under regulatory or other restrictions.

     The Parent Company’s condensed balance sheet data as of December 31, 2003 and 2002 and related condensed statements of income and cash flow data for each of the years in the three-year period ended December 31, 2003 are as follows:

(Dollars in thousands)	2003	2002
Balance sheet data:
Cash	$38,656	$24,246
Securities available for sale	3,831	3,848
Investment in subsidiaries	301,874	322,893
Receivable from subsidiaries	5,500	7,000
Other assets	4,819	5,414

Total assets	$354,680	$363,401

Accrued liabilities	$5,165	$5,350
Borrowed funds	50,076	33,365
Shareholders’ equity	299,439	324,686

Total liabilities and shareholders’ equity	$354,680	$363,401

(Dollars in thousands)	2003	2002	2001
Income statement data:
Dividends from subsidiaries	$28,484	$33,083	$17,300
Other operating expense	(450)	(3,280)	(114)

Income before equity in undistributed (excess of dividends over) net income of subsidiaries	28,034	29,803	17,186

(Excess of dividends over) equity in undistributed net income of subsidiaries	(13,888)	10,000	18,139

Net income	$14,146	$39,803	$35,325

(Dollars in thousands)	2003	2002	2001
Cash flow statement data:
Cash flows from operating activities:
Net income	$14,146	$39,803	$35,325
Net gain on securities available for sale	(226)	(1,806)	(124)
Decrease in accrued liabilities	(185)	(222)	(115)
Decrease in other assets	469	4,980	1,342
Decrease (increase) in receivable from subsidiaries	1,500	1,000	(8,000)
Excess of dividends paid over (equity in undistributed) net income of subsidiaries	12,388	(11,000)	(10,139)

Net cash provided by operating activities	28,092	32,755	18,289

Cash flows from investing activities:
Purchase of securities available for sale	—	(6)	(27)
Proceeds from sale of securities available for sale	577	5,954	715
Proceeds from sale of property	—	95	—
Other investing activities	(9)	—	—

Net cash provided by investing activities	568	6,043	688

Cash flows from financing activities:
Purchase and retirement of common stock	(10,623)	(13,894)	(17,962)
Proceeds from issuance of common stock	1,700	1,596	1,643
Net increase in other borrowings	16,711	1,505	31,860
Dividends paid	(22,038)	(22,237)	(22,753)

Net cash used in financing activities	(14,250)	(33,030)	(7,212)

Net increase in cash	14,410	5,768	11,765
Cash at beginning of year	24,246	18,478	6,713

Cash at end of year	$38,656	$24,246	$18,478

Note Twenty One - Subsequent Events

     In the first quarter of 2004, the Corporation entered into a series of interest rate swap agreements. The interest rate swap agreements allow the Corporation to swap higher fixed rate interest payments on long-term FHLB advances for lower variable rate payments. The interest rate swaps will result in the Corporation receiving interest at an average fixed rate of 5.15 percent and paying interest at an average variable rate of 3.27 percent, for an average period of 5.1 years with a notional amount of approximately $142 million.

     The Corporation intends to account for these interest rate swaps as a hedge of the fair value of the related FHLB advances. Accordingly, in future periods the Corporation will record, in noninterest income, the net change in the fair value of the interest rate swap and the related FHLB advances, provided the criteria for hedge accounting continues to be met. In the event such criteria are not met in a future period, the Corporation will cease recording the change in fair value of the FHLB advances and will amortize into earnings the then carrying value of the interest rate swap over the life of the hedged item.

     The Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions as required by SFAS 133. The Corporation will discontinue hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and will reflect changes in fair value through the income statement.

     As a result of swapping $142 million of fixed rate debt payments for variable rate payments, the Corporation’s balance sheet would become liability sensitive. Therefore, as part of the Corporation’s asset/liability management strategy of preserving the asset sensitive nature of the Corporation’s balance sheet, the Corporation replaced approximately $165 million of existing FHLB floating rate overnight borrowings with fixed rate FHLB advances with maturities of one to three years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. During the Registrant’s fourth fiscal quarter, there has been no change in the Corporation’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the captions “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof. The information called for by Item 10 with respect to the identification of the members of the Registrant’s Audit Committee, the presence of an audit committee financial expert and the Registrant’s Code of Business Conduct and Ethics is set forth in the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the captions “Committees of the Board of Directors” and “Corporate Governance Matters,” and is hereby incorporated by reference.

Item 11. Executive Compensation

     The information called for by Item 11 is set forth in the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the captions “Election of Directors - Compensation of Directors”, “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Report of the Compensation Committee on Executive Compensation,” respectively, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table provides information as of December 31, 2003 regarding the number of shares of Common Stock that may be issued under the Registrant’s equity compensation plans.

As of December 31, 2003

	Number of securities to be
	issued upon exercise of	Weighted average exercise price	Number of securities
	outstanding options, warrants	of outstanding options, warrants	remaining available for
Plan category:	and rights (1)	and rights	future issuance
Equity compensation plans approved by security holders (2)	1,831,369	$17.38	1,206,308
Equity compensation plans not approved by security holders	—	—	—

Total	1,831,369	$17.38	1,206,308

(1) The table does not include outstanding options to purchase 686,191 shares of Common Stock assumed through various mergers and acquisitions. As of December 31, 2003, these assumed options had a weighted average exercise price of $23.57 per share.

(2) The table includes 1,000 restricted shares of Common Stock which are not yet vested and were granted pursuant to the Restricted Stock Plan, which was approved by shareholders. 336,147 shares remain available for grant pursuant to such plan.

     In addition, the information in the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the caption “Ownership of Common Stock” is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by Item 13 is set forth in the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Certain Relationships and Related Transactions” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

     The information called for by Item 14 is set forth in the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the caption “Ratification of Independent Certified Public Accountants, “ and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a. The following documents are filed as part of this report:

     (1) Financial Statements:

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

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

*10.34	Supplemental Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

10.35	Stockholder Protection Rights Agreement dated July 19, 2000 incorporated herein by reference to the Corporation’s Current Report on Form 8-K dated July 21, 2000.

11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan

b.	The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2003:

Current Report on Form 8-K dated October 3, 2003 and filed October 3, 2003, Item 5 and 7.

Current Report on Form 8-K dated December 18, 2003 and filed December 18, 2003, Item 5 and 7.

The following reports on Form 8-K were furnished by the registrant during the quarter ended December 31, 2003:

Current Report on Form 8-K dated October 14, 2003 and filed October 14, 2003, Item 9 and 12.

[This page intentionally left blank]

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

By:	/s/ Lawrence M. Kimbrough

Lawrence M. Kimbrough, President

Date: March 10, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lawrence M. Kimbrough (Lawrence M. Kimbrough)	President and Director (Principal Executive Officer)	March 10, 2004

/s/ J. Roy Davis, Jr. (J. Roy Davis, Jr.)	Chairman of the Board and Director	March 10, 2004

/s/ Michael R. Coltrane (Michael R. Coltrane)	Vice Chairman of the Board and Director	March 10, 2004

/s/ Robert O. Bratton (Robert O. Bratton)	Executive Vice President (Principal Financial and Principal Accounting Officer)	March 10, 2004

/s/ Harold D. Alexander (Harold D. Alexander)	Director	March 10, 2004

/s/ William R. Black (William R. Black)	Director	March 10, 2004

/s/ James E. Burt, III (James E. Burt, III)	Director	March 10, 2004

/s/ John J. Godbold, Jr. (John J. Godbold, Jr.)	Director	March 10, 2004

/s/ H. Clark Goodwin (H. Clark Goodwin)	Director	March 10, 2004

/s/ Frank H. Hawfield, Jr. (Frank H. Hawfield, Jr.)	Director	March 10, 2004

/s/ Charles A. James (Charles A. James)	Director	March 10, 2004

Signature	Title	Date
/s/ Walter H. Jones, Jr. (Walter H. Jones, Jr.)	Director	March 10, 2004

/s/ Samuel C. King, Jr. (Samuel C. King, Jr.)	Director	March 10, 2004

/s/ Jerry E. McGee (Jerry E. McGee)	Director	March 10, 2004

/s/ Ellen L. Messinger (Ellen L. Messinger)	Director	March 10, 2004

/s/ Hugh H. Morrison (Hugh H. Morrison)	Director	March 10, 2004

/s/ Thomas R. Revels (Thomas R. Revels)	Director	March 10, 2004

/s/ L. D. Warlick, Jr. (L. D. Warlick, Jr.)	Director	March 10, 2004

/s/ William W. Waters (William W. Waters)	Director	March 10, 2004

(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

3.2	By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-15829).

*10.1	Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

10.2	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60641, dated August 8, 1998.

*10.3	Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15829.)

*10.4	Amended and Restated Employment Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.5	Amended and Restated Employment Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.6	Amended and Restated Employment Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.7	Amended and Restated Employment Agreement dated December 19, 2001 for Carl T. McFarland, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.8	Amended and Restated Supplemental Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.9	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.10	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.11	Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr. incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

*10.12	Amended and Restated Employment Agreement between First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15829.)

*10.13	Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60949, dated July 10, 1995.

*10.14	The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-54019, dated May 29, 1998.

*10.15	The First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54021, dated May 29, 1998.

*10.16	The Stock Option Plan for Non-employee Directors, incorporated herein by reference to Exhibit 24.2 of the Registrant’s Registration Statement No. 333-54023, dated May 29, 1998.

*10.17	The Home Federal Savings and Loan Employee Stock Ownership Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71495, dated January 29, 1999.

*10.18	The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71497, dated February 1, 1999.

10.19	Agreement and Plan of Merger by and between the Registrant and Carolina First Bancshares, Inc. dated as of November 7, 1999, incorporated herein by reference to Appendix A of the Registrant’s Registration Statement No. 333-95003 filed January 20, 1999.

*10.20	Amended and Restated Employment Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.21	Amended and Restated Salary Continuation Agreement between First Charter National Bank and John J. Godbold, Jr. dated as of December 22, 1997, incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15829.)

(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.22	The First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.23	The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.24	The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.25	The Carolina First BancShares, Inc. Amended 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.26	The Carolina First BancShares, Inc 1999 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.27	Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.28	Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.29	Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III dated June 29, 2000, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.30	Carolina First BancShares, Inc. Amended and Restated Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.31	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001(Commission File No. 0-15829).

*10.32	First Charter Corporation Directors’ Option Deferral Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.33	Supplemental Agreement dated December 19, 2001 for Carl T. McFarland, incorporated herein by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.34	Supplemental Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

10.35	Stockholder Protection Rights Agreement dated July 19, 2000 incorporated herein by reference to the Corporation’s Current Report on Form 8-K dated July 21, 2000.

11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan