Form 10-Q
period 2004-03-31
FIRST CHARTER CORP /NC/
filed 2004-05-06
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     As of May 5, 2004 the Registrant had outstanding 29,753,992 shares of Common Stock, no par value.

First Charter Corporation

Form 10-Q for the Quarterly Period Ended March 31, 2004

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

First Charter Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31	December 31
	2004	2003

(Dollars in thousands, except share data)	(Unaudited)

Assets:
Cash and due from banks	$75,040	$88,564
Federal funds sold	1,723	1,311
Interest bearing bank deposits	17,951	23,631

Cash and cash equivalents	94,714	113,506

Securities available for sale (cost of $1,604,576 and $1,591,803; carrying amount of pledged collateral $1,171,550 and $1,129,474)	1,622,967	1,601,900
Loans held for sale	17,969	5,137
Loans	2,280,075	2,252,804
Less: Unearned income	(209)	(167)
Allowance for loan losses	(25,736)	(25,607)

Loans, net	2,254,130	2,227,030

Premises and equipment, net	95,142	95,756
Other assets	162,939	163,364

Total assets	$4,247,861	$4,206,693

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$353,133	$326,679
Interest bearing	2,154,309	2,101,218

Total deposits	2,507,442	2,427,897

Other borrowings	1,377,374	1,432,200
Other liabilities	54,308	47,157

Total liabilities	3,939,124	3,907,254

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 29,748,180 and 29,720,163 shares	115,731	115,270
Common stock held in Rabbi Trust for deferred compensation	(706)	(636)
Deferred compensation payable in common stock	706	636
Retained earnings	181,747	178,008
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net	11,259	6,161

Total shareholders’ equity	308,737	299,439

Total liabilities and shareholders’ equity	$4,247,861	$4,206,693

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31

(Dollars in thousands, except share and per share data)	2004	2003

Interest income:
Loans	$29,193	$30,291
Federal funds sold	3	5
Interest bearing bank deposits	44	180
Securities	15,990	14,892

Total interest income	45,230	45,368

Interest expense:
Deposits	8,125	11,465
Federal funds purchased and securities sold under agreements to repurchase	583	492
Federal Home Loan Bank and other borrowings	6,149	6,828

Total interest expense	14,857	18,785

Net interest income	30,373	26,583
Provision for loan losses	3,000	2,051

Net interest income after provision for loan losses	27,373	24,532

Noninterest income:
Service charges on deposit accounts	5,605	5,130
Financial management income	1,502	578
Gain on sale of securities	326	1,226
Gain on sale of credit card loan portfolio	—	2,213
Loss from equity method investments	(224)	(100)
Mortgage services income	428	641
Brokerage services income	970	486
Insurance services income	3,031	2,437
Trading gains	109	1,164
Bank owned life insurance	850	946
Gain on sale of properties	777	—
Other	1,291	818

Total noninterest income	14,665	15,539

Noninterest expense:
Salaries and employee benefits	15,023	13,726
Occupancy and equipment	4,237	4,166
Data processing	862	678
Marketing	1,118	1,153
Postage and supplies	1,271	1,136
Professional services	2,712	1,772
Telephone	494	603
Amortization of intangibles	118	85
Other	2,473	2,714

Total noninterest expense	28,308	26,033

Income before income taxes	13,730	14,038
Income tax expense	4,490	4,092

Net income	$9,240	$9,946

Net income per share:
Basic	$0.31	$0.33
Diluted	$0.31	$0.33
Weighted average shares:
Basic	29,738,553	30,006,417
Diluted	30,029,056	30,188,853

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
	Common Stock		Trust for	Compensation		Other
			Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income	Total

Balance, December 31, 2002	30,069,147	$122,870	$(476)	$476	$185,900	$15,916	$324,686
Comprehensive income:
Net income	—	—	—	—	9,946	—	9,946
Unrealized loss on securities available for sale, net	—	—	—	—	—	(1,235)	(1,235)

Total comprehensive income							8,711
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(44)	—	—	—	(44)
Deferred compensation payable in common stock	—	—	—	44	—	—	44
Cash dividends	—	—	—	—	(5,548)	—	(5,548)
Stock options exercised	46,742	672	—	—	—	—	672
Purchase and retirement of common stock	(125,000)	(2,450)	—	—	—	—	(2,450)

Balance, March 31, 2003	29,990,889	$121,092	$(520)	$520	$190,298	$14,681	$326,071

Balance, December 31, 2003	29,720,163	$115,270	$(636)	$636	$178,008	$6,161	$299,439
Comprehensive income:
Net income	—	—	—	—	9,240	—	9,240
Unrealized gain on securities available for sale, net	—	—	—	—	—	5,098	5,098

Total comprehensive income							14,338
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(70)	—	—	—	(70)
Deferred compensation payable in common stock	—	—	—	70	—	—	70
Cash dividends	—	—	—	—	(5,501)	—	(5,501)
Stock options exercised	28,017	461	—	—	—	—	461

Balance, March 31, 2004	29,748,180	$115,731	$(706)	$706	$181,747	$11,259	$308,737

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31

(Dollars in thousands)	2004	2003

Cash flows from operating activities:
Net income	$9,240	$9,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,000	2,051
Depreciation	2,250	2,308
Amortization of intangibles	118	85
Premium amortization and discount accretion, net	929	1,138
Net gain on securities available for sale transactions	(326)	(1,226)
Net (gain) loss on sale of foreclosed assets	(45)	63
Net loss on sale of equipment	1	62
Gain on sale of credit card loan portfolio	—	(2,213)
Loss from equity method investments	224	100
Net gain on sale property	(777)	—
Origination of mortgage loans held for sale	(18,903)	(84,142)
Proceeds from sale of mortgage loans held for sale	6,071	42,894
Increase in cash surrender value of bank owned life insurance	(850)	(946)
(Increase) decrease in other assets	(2,793)	1,173
Increase (decrease) in other liabilities	7,151	(44)

Net cash provided by (used in) operating activities	5,290	(28,751)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	20,348	285,482
Proceeds from maturities of securities available for sale	115,449	129,971
Purchase of securities available for sale	(149,173)	(612,260)
Net increase in loans and loans held for sale	(36,703)	(20,331)
Proceeds from sale of loans	5,828	13,242
Proceeds from sales of other real estate	1,351	503
Net purchases of premises and equipment	(860)	(3,181)

Net cash used in investing activities	(43,760)	(206,574)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	75,934	148,121
Net increase in certificates of deposit	3,610	22,162
Net (decrease) increase in securities sold under repurchase agreements and other borrowings	(54,826)	73,783
Purchase and retirement of common stock	—	(2,450)
Proceeds from issuance of common stock	461	672
Dividends paid	(5,501)	(5,548)

Net cash provided by financing activities	19,678	236,740

Net (decrease) increase in cash and cash equivalents	(18,792)	1,415
Cash and cash equivalents at beginning of period	113,506	169,850

Cash and cash equivalents at end of period	$94,714	$171,265

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,836	$19,089
Cash paid for income taxes	207	1,268
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate	776	1,486
Unrealized gain (loss) on securities available for sale (net of tax effect of $3,196 and $(803), respectively)	5,098	(1,235)
Loans held for sale securitized and transferred to the securities available for sale portfolio	—	128,490
Allowance related to loans sold	549	547

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2004 and 2003

     First Charter Corporation (the “Corporation”) is a regional financial services company with assets of approximately $4.2 billion and is the holding company for First Charter Bank (“FCB” or the “Bank”). FCB is a full-service bank and trust company with 54 financial centers and six insurance offices located in 17 counties throughout the piedmont and western half of North Carolina. FCB also maintains one mortgage origination office in Virginia. FCB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

Note One — Accounting Policies

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, FCB. In consolidation, all intercompany accounts and transactions have been eliminated.

     The information contained in the consolidated financial statements, excluding information as of the fiscal year ended December 31, 2003, is unaudited. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for interim periods. All such adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications have no effect on net income or shareholders’ equity as previously reported.

     Accounting policies followed by the Corporation are presented on pages 53 to 61 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. With the exception of the Corporation’s policy regarding derivative instruments, these policies have not materially changed from the year ended December 31, 2003.

Derivative Instruments

     The Corporation enters into interest rate swap agreements as business conditions warrant. These interest rate swap agreements provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The interest rate swap agreements utilized by the Corporation qualify for hedge accounting as fair value hedges.

     The Corporation accounts for these interest rate swaps as a hedge of the fair value of the related FHLB advances. Accordingly, the Corporation records on a quarterly basis, in noninterest income, the net change in the fair value of the interest rate swap and the related FHLB advances, provided the criteria for hedge accounting continue to be met. In the event such criteria are not met in a future period, the Corporation will only record changes in the fair value on the interest rate swap. The derivative hedging instruments are recorded at fair value in other assets or other liabilities.

     Interest rate swaps assist the Corporation’s Asset Liability Management (“ALM”) process. The Corporation’s interest rate risk management strategy includes the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate liabilities are expected to substantially offset this unrealized appreciation or depreciation.

     Interest rate contracts, which are generally non-leveraged interest rate swaps, allow the Corporation to effectively manage its interest rate risk position. Non-leveraged interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Exposure to loss on these contracts will increase or decrease over their respective lives as interest rates fluctuate.

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

Accrued Taxes

     The Corporation estimates tax expense based on the amount it is expected to owe various tax jurisdictions. The estimate of tax expense is reported in the Consolidated Statements of Income. Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and are reported as a component of accrued expenses and other liabilities on the Consolidated Balance Sheet. In estimating accrued taxes, the Corporation assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Corporation’s tax position.

     Changes to the estimate of accrued taxes occur periodically due to changes in the tax rates, implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes affect accrued taxes and can be material to the Corporation’s operating results for any particular quarter.

Recently Adopted Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities by business enterprises. Variable interest entities are entities with equity interests that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of expected losses if they occur, receive a majority of the entity’s residual returns if they occur, or both. The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FIN 46 an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46 R”), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The Corporation adopted the provisions of FIN 46 and FIN 46 R effective March 2004 with no material effect on its consolidated financial statements. At March 31, 2004, the Corporation did not have any significant investments in variable interest entities and had no involvement with special purpose entities.

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

Note Two — Net income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the three months. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented.

     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months
	Ended March 31

	2004	2003

Basic weighted average number of common shares outstanding	29,738,553	30,006,417
Dilutive effect arising from potential common stock issuances	290,503	182,436

Diluted weighted average number of common shares outstanding	30,029,056	30,188,853

     The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share. These amounts were 845,000 shares at March 31, 2004 and 1.4 million shares for the comparable 2003 period.

     The Corporation paid cash dividends of $0.185 per share for both the three months ended March 31, 2004 and 2003, respectively.

Note Three — Business Segment Information

     Refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 for information with respect to the Corporation’s policies for defining and accounting for its segments. Financial information by segment for the three months ended March 31, 2004 and 2003 is as follows:

March 31, 2004

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$45,190	$19	$21	$45,230
Total interest expense	14,659	6	192	14,857

Net interest income	30,531	13	(171)	30,373
Provision for loan losses	3,000	—	—	3,000
Total noninterest income	8,552	6,016	97	14,665
Total noninterest expense	22,690	5,572	46	28,308

Net income (loss) before income taxes	13,393	457	(120)	13,730
Income taxes expense (benefit)	4,379	150	(39)	4,490

Net income (loss)	$9,014	$307	$(81)	$9,240

Total loans held for sale and loans, net	$2,253,074	$19,025	$—	$2,272,099
Total assets	4,177,763	46,323	23,775	4,247,861

March 31, 2003

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$45,133	$219	$16	$45,368
Total interest expense	18,664	—	121	18,785

Net interest income	26,469	219	(105)	26,583
Provision for loan losses	2,051	—	—	2,051
Total noninterest income	11,329	4,216	(6)	15,539
Total noninterest expense	21,251	4,750	32	26,033

Net income (loss) before income taxes	14,496	(315)	(143)	14,038
Income taxes expense (benefit)	4,226	(92)	(42)	4,092

Net income (loss)	$10,270	$(223)	$(101)	$9,946

Total loans held for sale and loans, net	$2,049,034	$71,803	$—	$2,120,837
Total assets	3,882,434	84,095	24,738	3,991,267

(1)	Included in Other Operating Segments are revenues, expenses and assets of insurance services, brokerage, mortgage and financial management.

(2)	Included in Other are revenues, expenses and assets of the parent company and eliminations.

Note Four — Acquisitions

     (a)  Insurance Agencies. In July and October of 2003, the Corporation acquired Piedmont Insurance Agency, Inc. and Robertson Insurance Agency, Inc, respectively. The purchase price for both agencies totaled $1.1 million in cash and were accounted for as purchases. The purchase agreements also contemplate additional cash payments based on the post-closing performance of the acquired businesses. The year over year increases in insurance services income is due to the organic growth from our insurance agencies as well as the insurance agencies and customer lists acquired. Pro forma financial information reflecting the effect of these acquisitions on periods prior to the combination is not considered material.

     (b)  Third Party Benefits Administrator. In July of 2003, the Corporation, through a subsidiary of FCB, purchased a third party benefits administrator in a stock transaction. The purchase price delivered at closing consisted of First Charter common stock valued at $1.32 million, and the agreement contemplates additional common stock payments based on the post closing performance of the business. The value of such additional payments, if earned, is expected to total approximately $880,000. This acquisition was accounted for as a purchase. Accordingly, the results of operations of this entity are included in the consolidated results of operations of the Corporation from the date of the acquisition. Pro forma financial information reflecting the effect of this acquisition on periods prior to the combination is not considered material. Intangible assets amounted to $1.1 million from the acquisition.

Note Five — Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of March 31, 2004 and December 31, 2003:

	March 31		December 31
	2004		2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements (1)	$946	$886	$946	$861
Customer lists (1)	1,471	304	1,471	236
Mortgage servicing rights (1)	7,083	5,291	7,083	4,977
Branch acquisitions (2)	1,111	1,111	1,111	1,097
Other intangibles (1) (3)	232	33	232	22

Total	$10,843	$7,625	$10,843	$7,193

Unamortized intangible assets:
Goodwill (4)	$19,222	$—	$19,222	$—

(1)	Noncompete agreements, customer lists, mortgage servicing rights and other intangibles are recorded in the Other Operating Segments as described in the 2003 Annual Report on Form 10-K.

(2)	Branch acquisition intangible assets are recorded in the FCB segment as described in the 2003 Annual Report on Form 10-K.

(3)	Other intangibles include trade name and proprietary software.

(4)	Goodwill of $6,278 is recorded in the Other Operating Segments and $12,944 is recorded on FCB as described in the 2003 Annual Report on Form 10-K.

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $118,000 and $85,000 for the three months ended March 31, 2004 and 2003, respectively.

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

Note Six — Comprehensive Income

     Comprehensive income includes net income and all non-owner changes to the Corporation’s equity. The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

     The Corporation’s total comprehensive income for the three months ended March 31, 2004 and 2003 was $14.3 million and $8.7 million, respectively. Information concerning the Corporation’s other comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

	For the Three Months Ended March 31,

	2004			2003

(Dollars in thousands)	Before Tax Amount	Tax Effect	After Tax Amount	Before Tax Amount	Tax Effect	After Tax Amount

Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	$8,620	$3,323	$5,297	$(812)	$(325)	$(487)
Less: Reclassification for realized gains	326	127	199	1,226	478	748

Unrealized gains (losses), net of reclassification	$8,294	$3,196	$5,098	$(2,038)	$(803)	$(1,235)

Other comprehensive income (loss)	$8,294	$3,196	$5,098	$(2,038)	$(803)	$(1,235)

Note Seven — Trading Activity

     The Corporation engages in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio. Under these agreements, the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. In addition, the Corporation records the write up or write down in the market value of the First Charter Option Plan Trust (the “OPT Plan”) as a trading gain or loss. The OPT Plan is a tax-deferred capital accumulation plan. For more information concerning the OPT Plan, see Note Fourteen of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. For the three months ended March 31, 2004, the Corporation recognized trading gains of $0.1 million, which primarily consisted of income from the mark to market of the investments in the OPT Plan. For the three months ended March 31, 2003, the Corporation recognized trading gains of $1.2 million primarily from writing covered call options. There were no written covered call options outstanding at March 31, 2004 or at any time during the three months ended March 31, 2004. There were no written covered call options outstanding at March 31, 2003. The highest written covered call options outstanding at any time during the three months ended March 31, 2003 were $125.0 million.

Note Eight — Derivatives

     The Corporation utilizes interest rate swap agreements to provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The interest rate swap agreements utilized by the Corporation qualify for hedge accounting as fair value hedges.

     The Corporation accounts for these interest rate swaps as a hedge of the fair value of the related FHLB advances. Accordingly, the Corporation records on a quarterly basis, in noninterest income, the net change in the fair value of the interest rate swap and the related FHLB advances, provided the criteria for hedge accounting continue to be met. In the event such criteria are not met in a future period, the Corporation will only record changes in the fair value on the interest rate swap. At March 31, 2004, the derivative hedging instruments were recorded at fair value in other assets.

     Information concerning the Corporation’s derivative instruments for the three months ended March 31, 2004 is as follows:

March 31, 2004

		Average	Average	Average	Gross Unrealized
	Notional	Receive	Pay	Maturity
(Dollars in thousands)	Amount	Rate	Rate	in Years	Gains	Losses	Ineffectiveness

Fair Value Hedges:
Interest rate swaps	$142,000	5.15%	3.26%	5.14	$1,947	$—	$(1)

     According to the provisions of SFAS No. 133, the “short cut” method assumes that the change in the fair value of the derivative hedging instrument and the hedged debt obligation is one hundred percent correlated, which results in no ineffectiveness and no income statement effect. Of the $142.0 million aggregate notional amount of interest rate swap agreements entered into during the first quarter of 2004, one such agreement totaling $40.0 million qualifies for the “short cut method” assumption of no ineffectiveness; therefore, there was no impact on earnings during the three months ended March 31, 2004 from this interest rate swap agreement.

Note Nine — Loans and Loans Held for Sale

     The Corporation’s primary market area includes North Carolina, and predominately centers around the Metro region of Charlotte, North Carolina. At March 31, 2004, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.

     Loans at March 31, 2004 and December 31, 2003 were:

	March 31, 2004		December 31, 2003

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$749,355	32.8%	$724,340	32.2%
Commercial non real estate	210,010	9.2	212,010	9.4
Construction	346,109	15.2	358,217	15.9
Mortgage	288,505	12.7	280,748	12.5
Consumer	271,686	11.9	284,448	12.6
Home equity	414,410	18.2	393,041	17.4

Total	$2,280,075	100.0%	$2,252,804	100.0%

     Loans held for sale are carried at the lower of aggregate cost or market. Loans held for sale were $18.0 million and $5.1 million at March 31, 2004 and December 31, 2003, respectively. Loans held for sale was impacted by originations, sales activity and securitizations, which is reflected in the Consolidated Statement of Cash Flows. Loans held for sale consists primarily of 15 and 30 year mortgages which the Corporation intends to sell as whole loans or to securitize to improve its liquidity position. No valuation allowance to reduce these loans to lower of cost or market was required at March 31, 2004 and December 31, 2003.

     The following is a summary of the changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,

(Dollars in thousands)	2004	2003

Balance, beginning of period	$25,607	$27,204

Provision for loan losses	3,000	2,051
Allowance related to loans sold	(549)	(547)

Charge-offs	(2,582)	(2,466)
Recoveries	260	253

Net charge-offs	(2,322)	(2,213)

Balance, March 31	$25,736	$26,495

     The allowance for loan losses was $25.7 million or 1.13 percent of gross loans at March 31, 2004 compared to $25.6 million or 1.14 percent of gross loans at December 31, 2003. The allowance for loan losses as a percentage of loans decreased primarily due to the impact of improved asset quality trends on the historical loss factors used in the loan loss migration model. In addition, the allowance for loan losses was reduced by $0.5 million due to the sale of nonaccruing and accruing higher risk mortgage loans and by net charge-offs of $2.3 million. These reductions were offset by additional provision expense of $3.0 million.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

	March 31	December 31
(Dollars in thousands)	2004	2003

Nonaccrual loans	$11,845	$14,910
Other real estate owned	6,199	6,836

Total nonperforming assets	18,044	21,746

Loans 90 days or more past due and still accruing	—	21

Total nonperforming assets and loans 90 days or more past due and still accruing	$18,044	$21,767

     The recorded investment in individually impaired loans was $4.8 million (all of which were on nonaccrual status) and $4.7 million (all of which were on nonaccrual status) at March 31, 2004 and December 31, 2003, respectively. The related allowance for loan losses on these loans was $1.5 million and $0.9 million at March 31, 2004 and December 31, 2003, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2004 and 2003 was $5.0 million and $20.7 million, respectively.

Note Ten — Stock Repurchase Program

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of March 31, 2004, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the three months ended March 31, 2004.

     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At March 31, 2004, no shares had been repurchased under this authorization.

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

	Three Months Ended
	March 31,

(Dollars in thousands, except per share data)	2004	2003

Net income, as reported	$9,240	$9,946
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	483	763

Pro forma net income	$8,757	$9,183

Earnings per share:
Basic-as reported	$0.31	$0.33

Basic-pro forma	$0.29	$0.31

Diluted-as reported	$0.31	$0.33

Diluted-pro forma	$0.29	$0.30

     The fair value of each option granted during the three months ended March 31, 2004 and 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,

	2004	2003

2000 Omnibus Stock Option and Award Plan
Dividend yield	3.50%	4.27%
Risk free interest rates	4.03%	4.10%
Expected lives	8 years	10 years
Volatility	29%	33%
Forfeiture rate	2%	0%

Director Plan
Dividend yield	3.50%	4.27%
Risk free interest rates	4.05%	3.95%
Expected lives	10 years	10 years
Volatility	29%	33%
Forfeiture rate	0.5%	0%

1999 Employee Stock Purchase Plan
Dividend yield	3.50%	4.27%
Risk free interest rates	4.38%	4.07%
Expected lives	1 year	1 year
Volatility	29%	33%
Forfeiture rate	9%	0%

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

     At March 31, 2004, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $331.0 million, loan commitments totaling $394.1 million and standby letters of credit aggregating $8.0 million. Of the $331.0 million of preapproved unused lines of credit, $30.1 million were at fixed rates and $300.9 million were at floating rates. Of the $394.1 million of loan commitments, $88.3 million were at fixed rates and $305.8 million were at floating rates. Of the $8.0 million of standby letters of credit, $7.9 million expire in less than one year and $0.1 million expire in one to three years. The fair value and carrying value at March 31, 2004 of standby letters of credit issued or modified during the three months ended March 31, 2004 were less than $100,000. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not be limited to, accounts receivable, inventory and commercial and residential real estate.

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

Note Thirteen — Related Party Transactions

     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

     During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact will receive a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty four-month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and Mr. Godbold will receive commissions from Impact based on fees earned by Impact. Management believes that the transaction was at arms-length. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction, reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved and ratified the transaction. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. For the three months ended March 31, 2004 and March 31, 2003, the Corporation received revenues of approximately $1.63 million and $1.61 million, respectively, which resulted in fees of $239,000 and $236,000, respectively, to Impact and resulted in Impact paying commissions to GFA (and Mr. Godbold) of $168,000 and $166,000, respectively.

Note Fourteen — Equity Method Investments

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

     At March 31, 2004 and December 31, 2003 the total book value of equity method investments was $2.9 million and $2.8 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $2.9 million, $1.1 million represents investments in venture capital partnerships, which invest primarily in equity securities. The remaining $1.8 million is invested in Small Business Investment Companies (SBICs), which make debt investments that qualify for the investment test under the Community Reinvestment Act. At March 31, 2004, the Corporation’s remaining commitment to fund the equity method investments was $2.2 million and represented commitments to venture funds that are SBICs. These remaining commitments have the option of being called in 2004.

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

Overview

     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, FCB. The Corporation’s principal executive offices are located in Charlotte, North Carolina. FCB is a full service bank and trust company with 54 financial centers, six insurance offices and 93 ATMs located in 17 counties throughout the piedmont and western half of North Carolina. As of December 31, 2003, the Corporation and its subsidiaries owned 36 financial center locations, leased 18 financial center locations and leased six insurance offices. The Corporation also leases and maintains operations in an office in Reston, Virginia for the origination of real estate loans. These operations are conducted by First Charter of Virginia Realty Investments, Inc., which also serves as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans. In addition, the Corporation leases a facility in Winston-Salem, North Carolina for the operations of its third party benefits administrator.

     The Corporation’s primary market area is located within North Carolina and predominately centers around the Metro region of Charlotte, North Carolina, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-sixth largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. The Corporation believes that it is not dependent on any one or a few types of commerce due to the economic diversity of the region; however, North Carolina was one of the states hardest hit by the recent recession. Over the last two years, personal income growth in North Carolina of 4.63 percent lagged the growth of its neighbors, Georgia, 6.23 percent, and Virginia, 6.06 percent. Since the North Carolina economy has historically relied on the manufacturing and transportation sectors, it has been significantly impacted by global competition and rising energy prices. As a result, the North Carolina economy is transitioning to a more service oriented economy. Currently, the finance and insurance industries have shown the most growth. The average unemployment rate for the Charlotte Metro region was 6.6 percent for the three months ended March 2004 compared to 6.0 percent for the three months ended March 2003. This is the result of several layoffs in the manufacturing sector. The increased unemployment rates reflect the structural changes taking place in the economy of the Charlotte Metro region. The service industry is now the major employer followed by wholesale and retail trade. Other sectors have begun to emerge as significant contributors, education and health services along with the leisure and hospitality sectors. While commercial real estate lending is still not at levels seen before the recession, there has been an increase in activity. During the later half of 2003, there was some speculative development and a steady stream of property acquisitions and expansions in the office, mixed use, retail and industrial sectors. For those areas suffering from the decline of manufacturing, not only is unemployment high, but there is also a large amount of textile manufacturing and warehouse space on the market.

     The Corporation’s operations are divided into five primary lines of business: community banking, mortgage, brokerage, insurance, and financial management. Community banking provides a variety of depository accounts including interest bearing and non-interest bearing checking accounts, certificates of deposit and money market accounts. In addition, community banking offers numerous loan products including commercial, consumer, real estate and home equity loans. The community bank also maintains 93 ATM’s and enables customers to access their accounts on-line. The mortgage business provides both fixed-rate and variable-rate mortgage products and loan servicing. First Charter Brokerage Services offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte Metro region. Financial management provides comprehensive financial planning, funds management, investments and record keeping services for many companies and individuals throughout the United States.

     The principal offices of the Corporation are located in the 230,000 square foot First Charter Center located at 10200 David Taylor Drive in Charlotte, North Carolina, which is owned by the Bank through its subsidiaries. The First Charter Center contains the corporate offices of the Corporation as well as all of the support departments for the Bank.

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

     Improving the net interest margin is critical to the Corporation’s strategy to grow earnings. The declining interest rate environment has continued to pressure loan yields. In addition, during 2003 the margin was impacted by lower effective yields on mortgage-backed securities due to increased amortization of premiums resulting from increased prepayment speeds of the underlying mortgages. The Corporation has recently taken steps towards improving earnings. During 2003, the Corporation restructured the securities available for sale portfolio to stabilize cash flows and improve the effective yields in the portfolio. During late 2002 and 2003, the Corporation introduced the Checking Account Marketing Program (“CHAMP”). This product has facilitated a shift in funding sources from higher-cost retail certificates of deposit to lower-cost transaction based accounts. In addition, in 2003 the Corporation prepaid $131 million in longer-term, fixed rate Federal Home Loan Bank (“FHLB”) advances to improve the net interest margin, which is expected to lower interest expense.

     Maintaining sound asset quality is a major focus for the Corporation. As a result of this focus and initiatives taken in 2003, the Corporation’s asset quality profile has improved significantly. During 2003, the Corporation sold $60.9 million in nonaccruing and accruing higher risk loans to improve the asset quality of the loan portfolio and to contain the financial risk of these loans. The Corporation anticipated that significant future collections costs would be eliminated while allowing the Corporation to focus additional efforts on growing traditional banking activities and additional sources of income discussed above. Also, the Corporation sold its $11.7 million credit card portfolio in the first quarter of 2003. These changes have reduced the credit risk profile of the Corporation. Similarly, in the first quarter of 2004, $6.4 million in nonaccruing and accruing higher risk mortgage loans were sold. This is expected to have a positive impact on earnings. Nevertheless, the business of lending to commercial and consumer customers carries with it significant credit risk, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis.

     The Corporation competes against other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Several of these competitors have greater resources, broader geographic coverage and higher lending limits than the Corporation.

     The Corporation faces the challenge of retaining existing customers and attracting new customers. The Corporation’s deposit market share within its market area is approximately 3 percent. This low market share gives the Corporation an advantage in attracting new customers. The Corporation’s primary methods of competition are to provide exceptional customer service and fairly priced products. The Corporation uses a quarterly independent survey of customers to review its level of customer service. For the first quarter of 2004, customer satisfaction scores were 80 percent “very satisfied,” compared to the industry average of 59 percent “satisfied”. The Corporation’s customer attrition ratio was 13 percent and remains below the industry average of 23 percent, which allows for increased opportunities to expand relationships with our customers. Our main strategy for obtaining new customers is CHAMP, a disciplined proactive approach to attracting new accounts and customers. Its success has provided the Corporation with opportunities to develop new customer relationships to generate additional fee income and to shift our funding mix towards lower-cost funding sources. To meet the needs of existing and potential customers, the Corporation has upgraded five branches, opened one new branch, provided extended hours in select branches and its call center and added bilingual personnel. The Corporation will continue to update existing branches and expand into new areas as both market and economic conditions warrant.

     Another challenge for the Corporation is growing fee income through other lines of business. These sources of income provide stability to our earnings with minimal credit risk and less exposure to interest rate risk than our community bank’s traditional lines of business. In addressing this challenge, during 2003 the Corporation acquired two insurance agencies to expand the reach of our insurance products with businesses and individuals throughout the Charlotte Metro region. In addition, the Corporation acquired a third party benefits administrator which adds new customers, expands our product line and improves our technology platform. Also, during 2003 and early 2004, First Charter Brokerage Services increased its number of licensed sales people. As a result of these actions, financial management, brokerage and insurance services income experienced strong growth in early 2004. The Corporation continuously reviews other opportunities for expansion as conditions warrant.

Financial Summary

     Net income amounted to $9.2 million, or $0.31 per diluted share, for the three months ended March 31, 2004, compared to earnings of $9.9 million or $0.33 per diluted share for the same period in 2003. Earnings for the first quarter of 2004 included an $0.8 million ($0.5 million, or $0.02 diluted earnings per share, after-tax) gain on sale of properties, and earnings for the first quarter of 2003 included a $2.2 million ($1.6 million, or $0.05 diluted earnings per share, after-tax) gain recognized on the sale of the Corporation’s credit card portfolio. The Corporation’s primary noninterest income lines of business continue to generate strong revenue growth with financial management income up 160 percent, brokerage services income up 100 percent and insurance services income up 24 percent. In addition, the Corporation began to realize the benefits from the refinancing of fixed term advances during 2003 and the results of certain asset-liability management transactions entered into during the first quarter of 2004 as interest expense decreased $3.9 million or 21 percent. Noninterest expense increased $2.3 million primarily due to higher salaries and employee benefits and increased professional fees. Provision for loan losses increased $0.9 million due to the impact of the June 2003 problem loan sale on the historical loss ratios and allocation factors used in the allowance model. Income tax expense increased $0.4 million due to an increase in projected taxable income relative to nontaxable items.

     During the first quarter of 2004, the Corporation continued to experience strong core business fundamentals in the areas of deposits and customer satisfaction that have created continued momentum for 2004. The success of CHAMP resulted in 10,258 new checking accounts being opened. In addition, during the first quarter of 2004, core retail households increased 3.4 percent to 82,702 primarily due to CHAMP. For the first quarter of 2004, customer satisfaction scores continued to surpass the Corporation’s threshold of 75 percent “very satisfied”.

Table One
Selected Financial Data

	For the Three Months
	Ended March 31

(Dollars in thousands, except per share amounts)	2004	2003

Income statement
Interest income	$45,230	$45,368
Interest expense	14,857	18,785

Net interest income	30,373	26,583
Provision for loan losses	3,000	2,051
Noninterest income	14,665	15,539
Noninterest expense	28,308	26,033

Income before income taxes	13,730	14,038
Income tax expense	4,490	4,092

Net income	$9,240	$9,946

Per common share
Basic net income	$0.31	$0.33
Diluted net income	0.31	0.33
Cash dividends declared	0.185	0.185
Period-end book value	10.38	10.87
Average shares outstanding — basic	29,738,553	30,006,417
Average shares outstanding — diluted	30,029,056	30,188,853
Ratios
Return on average shareholders’ equity (1)	11.91%	12.06%
Return on average assets (1)	0.87	1.06
Net interest margin (1)	3.19	3.15
Average loans to average deposits	93.31	88.77
Average equity to average assets	7.34	8.77
Efficiency ratio (2)	62.60	62.66
Dividend payout	59.68	56.06
Selected period end balances
Securities available for sale	$1,622,967	$1,453,827
Loans held for sale	17,969	69,894
Loans	2,280,075	2,077,637
Allowance for loan losses	25,736	26,495
Total assets	4,247,861	3,991,267
Total deposits	2,507,442	2,492,929
Borrowings	1,377,374	1,116,223
Total liabilities	3,939,124	3,665,196
Total shareholders’ equity	308,737	326,071
Selected average balances
Loans and loans held for sale	2,273,575	2,112,226
Earning assets	3,884,954	3,474,071
Total assets	4,248,389	3,814,209
Total deposits	2,436,673	2,379,454
Borrowings	1,430,127	1,050,637
Total shareholders’ equity	311,988	334,431

(1)	Annualized.

(2)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

Critical Accounting Policies

     The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The Corporation has identified the following critical accounting policies: allowance for loan losses, accrued taxes, derivative instruments and equity method investments. For more information on all of these critical accounting policies, please refer to pages 17 to 19 of the Corporation’s Annual Report on form 10-K for the year ended December 31, 2003. An update to these policies is provided below.

Accrued Taxes

     The Corporation estimates tax expense based on the amount it is expected to owe various tax jurisdictions. The estimate of tax expense is reported in the Consolidated Statements of Income. Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and are reported as a component of accrued expenses and other liabilities on the Consolidated Balance Sheet. In estimating accrued taxes, the Corporation assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Corporation’s tax position.

     Changes to the estimate of accrued taxes occur periodically due to changes in the tax rates, implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes affect accrued taxes and can be material to the Corporation’s operating results for any particular quarter.

Derivative Instruments

     The Corporation enters into interest rate swap agreements to provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items.

     The Corporation accounts for these interest rate swaps as a hedge of the fair value of the related FHLB advances. Accordingly, the Corporation records, in noninterest income, the net change in the fair value of the interest rate swap and the related FHLB advances, provided the criteria for hedge accounting continues to be met. In the event the criteria for hedge accounting are not met in a future period, the Corporation will cease recording the change in fair value of the FHLB advances and will amortize into earnings the then carrying value of the interest rate swap over the life of the hedged item.

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

Earnings Performance

Net Interest Income and Margin

     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three months ended March 31, 2004 and 2003 is presented in Table Two. Net interest income on a taxable-equivalent basis (“FTE”) is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the three months ended March 31, 2004 and 2003 are analyzed in Table Three. The discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.

     For the three months ended March 31, 2004, net interest income amounted to $30.4 million, an increase of approximately 14.3 percent from net interest income of $26.6 million for the three months ended March 31, 2003. The increase in net interest income was mainly due to lower interest expense of $3.9 million compared to the three months ended March 31, 2003. This decrease was due to a shift in funding sources from higher cost retail certificates of deposit to lower cost transaction based accounts, the benefits from the refinancing of $50 million and $81 million of fixed-term advances in the second quarter and fourth quarter of 2003, respectively, and the results from certain asset-liability management transactions entered into during the first quarter of 2004. The increase in net interest income was partially offset by a $0.1 million decrease in interest income mainly due to lower yields on earning assets resulting from the continued effects of assets repricing downward and the low interest rate environment.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) increased 4 basis points to 3.19 percent for the three months ended March 31, 2004, compared to 3.15 percent in the same 2003 period. The impact of lower rates paid on interest bearing liabilities exceeded the impact of lower yields earned on interest bearing assets. The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on the net interest margin while maintaining an appropriate interest rate risk profile.

     Average interest earning assets increased $410.9 million to $3.88 billion at March 31, 2004 compared to $3.47 billion for the same 2003 period. This increase was primarily due to a $294.1 million increase in the Corporation’s average securities available for sale. The increase in average securities available for sale was due to securitization of $102.1 million and $56.3 million of mortgage loans held for sale in the second quarter and third quarter of 2003, respectively, as well as the net purchases of securities. Currently, the Corporation’s strategy is to maintain the securities available for sale portfolio at its current level, which will provide the Corporation the opportunity to reinvest the cash flows from the portfolio in higher rate investments in a rising interest rate environment. Average interest earning assets also increased as a result of growth in the Corporation’s average loans and loans held for sale portfolio. This increase was mainly due to growth in the construction, mortgage and home equity loan categories. The increase in average loans and loans held for sale was partially offset by the June 2003 problem loan sale of $60.9 million in nonaccruing and accruing higher risk loans, the sale of $11.7 million of credit card loans in the first quarter of 2003, and the mortgage loan securitizations.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest bearing liabilities. Average other borrowings increased $379.5 million compared to March 31, 2003 and were used to fund loan growth and securities purchases. In addition, average deposits increased $57.2 million from March 31, 2003. A major contributor to the decrease in interest expense was a shift in average deposits from higher-cost certificates of deposits to lower cost transaction based accounts. While certificates of deposits declined on average $121.2 million, noninterest bearing and other core deposit categories increased $178.4 million, primarily due to the continued success of CHAMP.

     The following table includes interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid for the three months ended March 31, 2004 and 2003. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Two
Average Balances and Net Interest Income Analysis

	First Quarter 2004			First Quarter 2003

		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (5)	Balance	Expense	Paid (5)

Interest earning assets:
Loans and loans held for sale(1) (2) (3)	$2,273,575	$29,291	5.18%	$2,112,226	$30,458	5.85%
Securities — taxable	1,517,439	15,231	4.01	1,218,722	13,997	4.59
Securities — nontaxable	72,644	1,168	6.43	77,260	1,377	7.13
Federal funds sold	1,398	3	0.87	2,207	5	0.94
Interest bearing bank deposits	19,898	44	0.88	63,656	180	1.15

Total earning assets (4)	3,884,954	45,737	4.73	3,474,071	46,017	5.35

Cash and due from banks	85,183			83,735
Other assets	278,252			256,404

Total assets	$4,248,389			$3,814,209

Interest bearing liabilities:
Demand deposits	789,150	1,230	0.63	656,553	1,513	0.93
Savings deposits	120,469	84	0.28	114,234	175	0.62
Other time deposits	1,195,559	6,811	2.29	1,316,808	9,777	3.01
Other borrowings	1,430,127	6,732	1.89	1,050,637	7,320	2.83

Total interest bearing liabilities	3,535,305	14,857	1.69	3,138,232	18,785	2.43

Noninterest bearing sources:
Noninterest bearing deposits	331,496			291,859
Other liabilities	69,600			49,687
Shareholders’ equity	311,988			334,431

Total liabilities and shareholders’ equity	$4,248,389			$3,814,209

Net interest spread			3.04			2.92
Impact of noninterest bearing sources			0.15			0.23

Net interest income/ net interest margin		$30,880	3.19%		$27,232	3.15%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of approximately $671 and $556 for the first quarter of 2004 and 2003, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first quarter of 2004 and 2003. The adjustments made to convert to a taxable-equivalent basis were $507 and $649 for the first quarter of 2004 and 2003, respectively.

(5)	Annualized.

     The following table presents the changes in net interest income between the three months ended March 31, 2004 and the three months ended March 31, 2003:

Table Three
Volume and Rate Variance Analysis

	March 31, 2004 versus March 31, 2003

	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume (1)

	2004			2003
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale (2)	$29,291	$(3,370)	$2,203	$30,458
Securities — taxable	15,231	(1,981)	3,215	13,997
Securities — nontaxable (2)	1,168	(131)	(78)	1,377
Federal funds sold	3	—	(2)	5
Interest bearing bank deposits	44	(27)	(109)	180

Total interest income	$45,737	$(5,509)	$5,229	$46,017

Interest expense:
Demand deposits	$1,230	$(539)	$256	$1,513
Savings deposits	84	(98)	7	175
Other time deposits	6,811	(2,170)	(796)	9,777
Other borrowings	6,732	(2,803)	2,215	7,320

Total interest expense	14,857	(5,610)	1,682	18,785

Net interest income	$30,880	$101	$3,547	$27,232

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

Noninterest Income

     The major components of noninterest income are derived from service charges on deposit accounts as well as other banking products and services from our various lines of business including brokerage, mortgage, insurance and financial management. In addition, the Corporation realizes gains from the sale of fixed-income and equity securities and income from our investment in Bank Owned Life Insurance.

     Noninterest income decreased $0.9 million, or 5.6 percent, to $14.7 million compared to the same period in 2003. However, the Corporation’s primary noninterest income lines of business exceeded the first quarter of 2003 by $2.6 million or 24 percent. This increase was primarily due to a $0.9 million increase in financial management income attributable to the acquisition of a third party benefits administrator in the third quarter of 2003, and $0.6 million increase in insurance services revenue resulting from organic growth as well as the acquisition of two insurance agencies in the third and fourth quarter of 2003. In addition, other noninterest income increased $0.5 million due to increased mortgage servicing income and lower amortization of mortgage servicing rights, brokerage services income increased $0.5 million as customers continue to return to the equities market, and service charges increased $0.5 million due to growth in checking accounts and increased activity. These increases were offset by a $3.5 million decrease in other components of noninterest income including gains on the sale of the Corporation’s credit card portfolio, trading income, gains on sale of securities, losses on equity investments and gains on the sale of bank property.

     The following table compares noninterest income for the three months ended March 31, 2004 and 2003.

Table Four
Noninterest Income

	Three Months
	Ended March 31		Increase/(Decrease)

(Dollars in thousands)	2004	2003	Amount	Percent

Service charges on deposit accounts	$5,605	$5,130	$475	9.3%
Financial management income	1,502	578	924	159.9
Gain on sale of securities	326	1,226	(900)	(73.4)
Gain on sale of credit card loan portfolio	—	2,213	(2,213)	(100.0)
Loss from equity method investments	(224)	(100)	(124)	(124.0)
Mortgage services income	428	641	(213)	(33.2)
Brokerage services income	970	486	484	99.6
Insurance services income	3,031	2,437	594	24.4
Trading gains	109	1,164	(1,055)	(90.6)
Bank owned life insurance	850	946	(96)	(10.1)
Gain on sale of property	777	—	777	NA
Other	1,291	818	473	57.8

Total noninterest income	$14,665	$15,539	$(874)	(5.6)%

Noninterest Expense

     Noninterest expense is primarily comprised of operating expenses for the Corporation. The major components are salaries and employee benefits, occupancy and equipment, professional fees and other operating expenses.

     Noninterest expense totaled $28.3 million for the three months ended March 31, 2004, an increase of $2.3 million or 8.7 percent compared to the same 2003 period. Noninterest expense was impacted by a $1.3 million increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and two insurance agencies, increased incentive compensation accruals and lower deferred origination loan costs. In addition, noninterest expense was affected by a $0.9 million increase in professional fees including technology infrastructure administration, fees associated with the sale of $6.4 million of nonaccruing and accruing higher risk mortgage loans, consulting services to ensure compliance with Section 404 of the Sarbanes-Oxley Act and fees related to the collection efforts on certain residential rental property loans.

     The efficiency ratio, noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, less gain on the sale of securities, decreased slightly to 62.6 percent for the three months ended March 31, 2004 compared to 62.7 percent for the three months ended March 31, 2003. The calculation of the efficiency ratio excludes gains on sale of securities of $0.3 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively.

     The following table compares noninterest expense for the three months ended March 31, 2004 and 2003.

Table Five
Noninterest Expense

	Three Months
	Ended March 31		Increase/(Decrease)

(Dollars in thousands)	2004	2003	Amount	Percent

Salaries and employee benefits	$15,023	$13,726	$1,297	9.4%
Occupancy and equipment	4,237	4,166	71	1.7
Data processing	862	678	184	27.1
Marketing	1,118	1,153	(35)	(3.0)
Postage and supplies	1,271	1,136	135	11.9
Professional services	2,712	1,772	940	53.0
Telephone	494	603	(109)	(18.1)
Amortization of intangibles	118	85	33	38.8
Other	2,473	2,714	(241)	(8.9)

Total noninterest expense	$28,308	$26,033	$2,275	8.7%

Income Tax Expense

     Total income tax expense for the first quarter of 2004 was $4.5 million for an effective tax rate of 32.7 percent, compared to $4.1 million for an effective tax rate of 29.2 percent for the first quarter of 2003. The increase in the effective tax rate for 2004 was primarily due to an increase in projected taxable income relative to nontaxable items. Management anticipates the 2004 effective tax rate to range from 31 to 33 percent. The Corporation’s North Carolina tax returns for 1999, 2000 and 2001, are currently undergoing an audit by the North Carolina Department of Revenue. Management does not expect any significant, adverse impact to its results of operations arising from this examination.

Business Segments

     The Corporation’s operations are divided into five operating segments: commercial banking, brokerage, insurance, mortgage and financial management. These segments are identified based on the Corporation’s organizational structure, and the Corporation’s chief operating decision makers review separate results of operations of each of these operating segments. For purposes of segment reporting, the Corporation has only one reportable segment, FCB, the Corporation’s primary banking subsidiary. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Brokerage, insurance, mortgage and financial management are reported as Other Operating Segments. Of these segments, the results of operations of FCB constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation, as set forth in Note Three to the consolidated financial statements. Included in Other are revenue, expenses and assets of the parent company and eliminations.

     The following table compares total income for the three months ended March 31, 2004 and 2003 for FCB, Other Operating Segments and Other:

Table Six
Business Segment Net Income (Loss)

	For the Three Months
	Ended March 31

(Dollars in thousands)	2004	2003

FCB	$9,014	$10,270
Other Operating Segments	307	(223)
Other	(81)	(101)

Total consolidated	$9,240	$9,946

     FCB’s net income was $9.0 million for the three months ended March 31, 2004 compared to $10.3 million for the same year ago period. The decrease was primarily due to (i) a $2.8 million decrease in noninterest income which was comprised of recognition of the gain on the sale of the credit card portfolio in the first quarter of 2003, lower trading gains and a decrease in gains on the sale of securities, which was partially offset by a gain on the sale of properties, increased service charges and other noninterest income; (ii) a $1.4 million increase in noninterest expense due to increased professional fees including technology infrastructure administration, fees associated with the sale of nonaccruing and accruing higher risk mortgage loans, consulting services to ensure compliance with Section 404 of the Sarbanes-Oxley Act and fees related to the collection efforts on certain residential rental property loans; and increased salaries and employee benefits as a result of additional personnel and lower deferred origination loan costs and (iii) a $0.9 million increase in the provision for loan losses primarily due to the impact of the June 2003 problem loan sale on the historical loss ratios and allocation factors used in the allowance model. These items were partially offset by a $4.0 million decrease in interest expense due to a shift in funding sources from higher cost retail certificates of deposit to lower cost transaction based accounts, the benefits from the refinancing of $50 million and $81 million of fixed-term advances in the second quarter and fourth quarter of 2003, respectively, and the results from certain asset-liability management transactions entered into during the first quarter of 2004.

     Other operating segments reported net income of $0.3 million for the three months ended March 31, 2004 compared to a net loss of $0.2 million for the same year ago period. The increase was attributable to higher noninterest income of $1.8 million due to increases in financial management income, insurance services revenues and brokerage services revenues. The increases were partially offset by increased noninterest expense of $0.8 million due to higher incentive compensation based on the increases in noninterest income. These changes resulted in tax expense of $0.2 million for the first quarter of 2004, compared to a tax benefit of $0.1 million for the same year ago period.

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

     At March 31, 2004, securities available for sale were $1.62 billion or 38.2 percent of total assets, compared to $1.60 billion or 38.1 percent of total assets at December 31, 2003. The Corporation’s strategy is to maintain the portfolio at its current level. This approach will provide the Corporation the opportunity to reinvest the cash flows from the portfolio in higher rate investments in a rising interest rate environment.

     The carrying value of securities available for sale was approximately $18.4 million above their amortized cost at March 31, 2004 and $10.1 million above their amortized cost at December 31, 2003. The weighted average life of the portfolio was 4.12 years at March 31, 2004 compared to 3.66 years at December 31, 2003.

Loans Held for Sale

     Loans held for sale consists primarily of 15 and 30 year mortgages which the Corporation intends to sell as whole loans to improve its liquidity position. Loans held for sale are carried at the lower of aggregate cost or market. Loans held for sale were $18.0 million and $5.1 million at March 31, 2004 and December 31, 2003, respectively. Loans held for sale was impacted by originations, sales activity and securitizations, which is reflected in the Consolidated Statement of Cash Flows. No valuation allowance to reduce these loans to lower of cost or market was required at March 31, 2004 and December 31, 2003.

Loan Portfolio

     The Corporation’s loan portfolio at March 31, 2004 consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Within these six segments the Corporation targets customers in our geographic area, works within most business segments and focuses on a relationship based business model. Pricing is driven by quality, loan size, the Corporation’s relationship with the customer and by competition. The Corporation is primarily a secured lender in all these loan categories. The Corporation’s loans are generally five years or less in duration with the exception of home equity lines and residential mortgages, for which the terms range from 15 to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans, both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. Loans purchased and sold through the strategic partners program were $105.7 million and $9.3 million, respectively, at March 31, 2004. This portfolio includes commercial real estate, commercial non real estate and construction loans. This program enables the Corporation to diversify both its geographic and its total exposure risk.

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

     Gross loans increased $27.3 million to $2.28 billion at March 31, 2004 compared to $2.25 billion at December 31, 2003. The growth in loans was primarily due to a $25.0 million increase in commercial real estate loans, a $21.4 million increase in home equity loans partially due to the Corporation’s direct mailing campaign and a $7.8 million increase in primarily adjustable rate mortgage loans driven by refinancings and the low interest rate environment. These increases were partially offset by a $12.8 million and a $12.1 million decrease in consumer and construction loans, respectively. In addition, $6.4 million of nonaccruing and accruing higher risk mortgage loans were sold to investors during the first quarter of 2004 and $15.9 million of primarily fixed rate mortgage loans originated in the first quarter of 2004 were classified as held for sale.

     The table below summarizes loans in the classifications indicated as of March 31, 2004, and December 31, 2003.

Table Seven
Loan Portfolio Composition

	March 31,	%	December 31,	%
(Dollars in thousands)	2004	of Total Loans	2003	of Total Loans

Commercial real estate	$749,355	32.86%	$724,340	32.15%
Commercial non real estate	210,010	9.21	212,010	9.41
Construction	346,109	15.18	358,217	15.90
Mortgage	288,505	12.65	280,748	12.46
Consumer	271,686	11.92	284,448	12.63
Home equity	414,410	18.18	393,041	17.45

Total loans	2,280,075	100.00	2,252,804	100.00

Less — allowance for loan losses	(25,736)	(1.13)	(25,607)	(1.14)
Unearned income	(209)	(0.01)	(167)	(0.01)

Loans, net	$2,254,130	98.86%	$2,227,030	98.85%

Deposits

     CHAMP continues to attract new accounts and generate deposits. During the first quarter of 2004, 10,258 new checking accounts were opened. In addition, during the first quarter of 2004 the Corporation introduced a new money market account, the Performance Plus Account, which offers an above market introductory interest rate for the first 90 days after an account is opened. This product has been very successful with total balances at March 31, 2004 of $111.5 million. The emphasis of these programs is to develop new customer relationships to generate additional fee income opportunities and to shift our funding mix towards lower-cost funding sources.

     Total deposits increased $79.5 million to $2.51 billion at March 31, 2004 compared to $2.43 billion at December 31, 2003. The increase in deposits was due to a $36.0 million increase in money market accounts, a $40.0 million increase in low-cost interest checking, savings and noninterest bearing deposits and a $30.0 million increase in brokered certificates of deposit. These increases were partially offset by a $26.4 million decrease in higher-cost retail certificates of deposit. Table Two provides information on the average amounts of deposits.

Other Borrowings

     Other borrowings decreased to $1.38 billion at March 31, 2004 compared to $1.43 billion at December 31, 2003. Higher levels of retail deposits allowed the Corporation to reduce its dependency on other borrowings.

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

Loan Administration and Underwriting

     The Bank’s Chief Credit Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loans less than $500,000 may be approved by experienced loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced lenders for any relationships greater than $500,000 and an independent Risk Manager whenever the relationship is greater than $1 million. All relationships greater than $2.0 million receive a comprehensive annual review by the senior lending officers of the Bank, which is then reviewed by the independent Risk Management Officers and the final approval officer with the appropriate signature authority. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Credit Officer and the Lending Oversight Committee comprised of executive and senior management. In addition, commitments over $10.0 million are reviewed by the Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. The Corporation has a general target lending limit of $10 million per relationship; however, at times some loans may exceed that limit. As of March 31, 2004, the Corporation had ten relationships with exposure greater than the $10 million lending limit. At March 31, 2004, the total loan balance of these relationships was $82.6 million, all of which were current, with unfunded commitments totaling $40.8 million.

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

     The Corporation’s primary market area includes the state of North Carolina but predominately centers around the Metro region of Charlotte. At March 31, 2004, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this Metro region. An economic downturn in our primary market area could adversely affect our business. The diversity of the region’s economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

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

     Nonaccrual loans at March 31, 2004 decreased to $11.8 million compared to $14.9 million at December 31, 2003. The decrease was primarily due to the sale of $2.1 million of nonaccrual mortgage loans in March 2004. OREO decreased to $6.2 million at March 31, 2004 from $6.8 million at December 31, 2003. Classified assets at March 31, 2004 remained unchanged at $ 43.3 million compared to at December 31, 2003.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated. As a result of the Corporation’s continued focus on asset quality and the initiatives taken in 2003 and in the first quarter of 2004, our asset quality ratios have improved significantly as evidenced in the following table.

Table Eight
Nonperforming and Problem Assets

	March 31		December 31		September 30		June 30		March 31
(Dollars in thousands)	2004		2003		2003		2003		2003

Nonaccrual loans	$11,845		$14,910		$13,398		$11,144		$30,021
Other real estate owned	6,199		6,836		6,709		6,866		11,200

Total nonperforming assets	18,044		21,746		20,107		18,010		41,221

Loans 90 days or more past due and still accruing interest	—		21		21		312		—

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$18,044		$21,767		$20,128		$18,322		$41,221

Nonperforming assets as a percentage of:
Total assets	0.42%		0.52%		0.49%		0.45%		1.03%
Total loans and other real estate owned	0.79		0.96		0.95		0.87		1.97
Past due loans over 30 days as a percentage of loans	0.64		1.04		0.71		0.67		1.03
Classified assets as a percentage of loans	1.90		1.92		1.86		1.99		4.71
Nonaccrual loans as a percentage of loans	0.52		0.66		0.64		0.54		1.44
Ratio of allowance for loan losses to nonperforming loans	2.17	x	1.72	x	1.79	x	2.12	x	0.88	x

     Nonaccrual loans at March 31, 2004 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Management anticipates that nonaccrual loans may increase in the near term as some customers continue to experience difficulties in this current economic environment. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.

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

     The table below presents certain data for the three months ended March 31, 2004 and 2003, including the following: (i) the allowance for loan losses at the beginning of the year, (ii) loans charged off and recovered (iii) loan charge-offs, net, (iv) the provision for loan losses, (v) the allowance for loan losses at March 31, 2004 and 2003, (vi) the average amount of net loans outstanding during the quarter, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to loans at March 31, 2004 and 2003.

Table Nine
Allowance For Loan Losses

	Three Months Ended
	March 31,

(Dollars in thousands)	2004	2003

Balance, beginning of period	$25,607	$27,204

Loan charge-offs:
Commercial non real estate	265	1,569
Commercial real estate	1,035	212
Mortgage	29	5
Consumer	855	596
Home equity	398	84

Total loans charged-off	2,582	2,466

Recoveries of loans previously charged-off:
Commercial non real estate	25	91
Commercial real estate	—	1
Consumer	235	133
Other	—	28

Total recoveries of loans previously charged-off	260	253

Net charge-offs	2,322	2,213

Provision for loan losses	3,000	2,051
Allowance related to loans sold	(549)	(547)

Balance, March 31	$25,736	$26,495

Average loans	$2,271,763	$2,102,568
Net charge-offs to average loans (annualized)	0.41%	0.43%
Allowance for loan losses to gross loans	1.13	1.28

     The allowance for loan losses was $25.7 million or 1.13 percent of gross loans at March 31, 2004 compared to $25.6 million or 1.14 percent of gross loans at December 31, 2003. The allowance for loan losses as a percentage of loans decreased primarily due to the impact of improved asset quality trends on the historical loss factors used in the loan loss migration model. In addition, the allowance for loan losses was reduced by $0.5 million due to the sale of nonaccruing and accruing higher risk mortgage loans and by net charge-offs of $2.3 million. These reductions were offset by additional provision expense of $3.0 million.

     The allowance for loan losses was also impacted by changes in the allocation of loan losses to various loan types. Total commercial loan allocations decreased $0.5 million primarily due to decreases in the historical loss factors as asset quality trends improved. As a result of the June 2003 problem loan, the historical loss factors in the allowance model increased. As the asset quality in the commercial loan portfolio improves the historical loss factors continue to decrease. Management anticipates the historical loss factors to continue to trend lower over time, as the allowance model will be impacted by lower historical losses. Mortgage loan allocations of allowance remained relatively flat during the first quarter of 2004. The mortgage loan allocations were affected by the sale of nonaccruing and accruing higher risk mortgage loans and by mortgage loan growth. Consumer loan allocation factors increased $0.6 million primarily due to increases in the consumer historical loss factors used in the allowance model.

     Management considers the allowance for loan losses adequate to cover inherent losses in the Bank’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examinations.

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

     The provision for loan losses increased to $3.0 million for the three months ended March 31, 2004 compared to $2.1 million for the same year ago period. The increase was primarily due to the impact of the June 2003 problem loan sale on the historical loss ratios and allocation factors used in the allowance model. In addition, the provision included $0.5 million due to the credit-related discount taken on the previously mentioned sale of nonaccruing and accruing higher risk mortgage loans in the first quarter of 2004.

     The provision for loan losses was also impacted by an increase in net charge-offs of $0.1 million for the three months ended March 31, 2004, compared to the same year ago period, and increases in the credit risk due to growth in the loan portfolio in 2004 compared to 2003.

     Net charge-offs for the three months ended March 31, 2004 amounted to $2.3 million, or 0.41 percent of average loans, compared to $2.2 million, or 0.43 percent of average loans for the same 2003 period. Approximately $0.9 million of the first quarter 2004 charge-offs related to certain residential rental property loans identified in the second quarter of 2003. At March 31, 2004, there were 126 of these loans remaining with a balance of $8.9 million and an allocated allowance of $2.0 million.

     During 2004, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information, and assesses its impact on the allowance for loan losses. Based on its review for the three months ended March 31, 2004, the Corporation noted that economic conditions continue to be weak;

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

Market Risk Management

Asset-Liability Management and Interest Rate Risk

     The primary objective of the Corporation’s asset-liability management strategy is to enhance earnings through balance sheet growth while reducing or minimizing the risk caused by interest rate changes. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 6.19 percent of net interest income at March 31, 2004. Assuming a 100 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 0.66 percent of net interest income at March 31, 2004. Although the Corporation’s policy for interest shock scenarios is an increase or decrease of 300 basis points, in the current low interest rate environment the decreased interest rate shock scenario is equal to the Fed Funds rate of 100 basis points. Both of the rate shock scenarios are within Management’s acceptable range.

     In the first quarter of 2004, the Corporation entered into a series of interest rate swap agreements. The interest rate swaps will result in the Corporation receiving interest at an average fixed rate of 5.15 percent and paying interest at an average variable rate of 3.26 percent, for an average period of 5.1 years with a notional amount of approximately $142 million.

     The Corporation accounts for these interest rate swaps as a hedge of the fair value of the related FHLB advances. Accordingly, the Corporation records on a quarterly basis, in earnings, the net change in the fair value of the interest rate swap and the related FHLB advances, provided the criteria for hedge accounting continue to be met. In the event such criteria are not met in a future period, the Corporation will only record changes in the fair value on the interest rate swap.

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

     Interest rate swaps assist the Corporation’s Asset Liability Management (“ALM”) process. The Corporation’s interest rate risk management strategy includes the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate liabilities are expected to substantially offset this unrealized appreciation or depreciation.

     Interest rate contracts, which are generally non-leveraged interest rate swaps, allow the Corporation to effectively manage its interest rate risk position. Non-leveraged interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Exposure to loss on these contracts will increase or decrease over their respective lives as interest rates fluctuate.

     Refer to Note Seven of the consolidated financial statements for a discussion of the Corporation’s use of written over-the-counter covered call options.

     Table Ten summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest bearing bank deposits, are excluded from Table Ten as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at March 31, 2004. These expected maturities, weighted average effective yields and fair values will change if interest rates change. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.

Table Ten
Market Risk
March 31, 2004

		Expected Maturity

(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Book value	$1,625,773	$642,473	$299,913	$239,053	$137,028	$253,257	$54,049
Weighted average effective yield	3.83%
Fair value	$1,559,328
Loans and loans held for sale
Fixed rate
Book value	$671,105	134,528	105,838	93,316	84,373	72,582	180,468
Weighted average effective yield	6.49%
Fair value	$731,579
Variable rate
Book value	$1,600,994	584,583	207,621	174,218	146,850	112,246	375,476
Weighted average effective yield	4.44%
Fair value	$1,596,397

Liabilities
Deposits
Fixed rate
Book value	$1,193,782	907,220	195,539	62,845	25,547	2,238	393
Weighted average effective yield	2.18%
Fair value	$1,196,346
Variable rate
Book value	$960,527	958,739	1,731	57	—	—	—
Weighted average effective yield	0.51%
Fair value	$960,532
Other borrowings
Fixed rate
Book value	$780,042	235,046	110,053	225,365	59	62	209,457
Weighted average effective yield	2.88%
Fair value	$775,796
Variable rate
Book value	$597,332	597,332	—	—	—	—	—
Weighted average effective yield	1.15%
Fair value	$597,352

Off-Balance Sheet Risk

     The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note Twelve of the consolidated financial statements for further discussion of commitments. The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

     The following table presents aggregated information about commitments of the Corporation which could impact future periods.

Table Eleven
Commitments
As of March 31, 2004

	Amount of Commitment Expiration Per Period

	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$28,972	$2,341	$3,782	$295,897	$330,992
Standby Letters of Credit	7,846	131	—	—	7,977
Loan Commitments	326,437	49,821	15,038	2,836	394,132

Total Commitments	$363,255	$52,293	$18,820	$298,733	$733,101

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

     The Corporation’s primary source of funding is from customer deposits, other borrowings, loan repayments, and securities available for sale. Cash flows from operations are a significant component of liquidity risk management and include both deposit maturities and scheduled cash flows from loan and investment maturities payments. Cash flows from operating activities increased in the first quarter 2004 mainly due to net income and an increase in other liabilities, partially offset by greater funding needs for originations of mortgage loans held for sale than proceeds received from the sale of such loans. Cash flows used in investing activities declined in the first quarter 2004 as the purchases of securities available for sale and loan originations exceeded the sale and maturities of securities available for sale. Cash flows from financing activities increased mainly due to an increase in deposits to fund the increase in securities available for sale and loans, partially offset by a decrease in borrowings.

     If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At March 31, 2004, the Bank had an available line of credit with the FHLB totaling $1.16 billion with $1.1 billion outstanding. At March 31, 2004, the Bank also had federal funds back-up lines of credit totaling $70.0 million, of which there were no amounts outstanding. At March 31, 2004, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstandings of $27.9 million.

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

     Shareholders’ equity at March 31, 2004 increased to $308.7 million, representing 7.27 percent of period-end assets compared to $299.4 million or 7.12 percent of period-end assets at December 31, 2003. The increase was due mainly to net income of $9.2 million and a $5.1 million increase in the after-tax unrealized gain on available for sale securities resulting from a decrease in rates across the yield curve, partially offset by cash dividend payments of $5.5 million.

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of March 31, 2004, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the three months ended March 31, 2004.

     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At March 31, 2004, no shares had been repurchased under this authorization.

     At March 31, 2004, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation’s and the Bank’s various regulators categorized the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. In the judgment of management, there have been no events or conditions since those notifications that would change the “well capitalized” status of the Corporation or the Bank. The Corporation’s capital requirements are summarized in the table below:

Table Twelve
Capital Ratios

			Risk-Based Capital

	Leverage Capital		Tier 1 Capital		Total Capital

(Dollars in thousands)	Amount	Percentage (1)	Amount	Percentage (2)	Amount	Percentage (2)

Actual	$276,766	6.55%	$276,766	10.04%	$303,189	11.00%
Required	169,102	4.00	110,248	4.00	220,497	8.00
Excess	107,664	2.55	166,518	6.04	82,692	3.00

(1)	Percentage of total adjusted average assets. The Federal Reserve Board minimum leverage ratio requirement is 3.00 percent to 5.00 percent, depending on the institution’s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Corporation of any specific requirement applicable to it.

(2)	Percentage of risk-weighted assets.

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

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities by business enterprises. Variable interest entities are entities with equity interests that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of expected losses if they occur, receive a majority of the entity’s residual returns if they occur, or both. The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FIN 46 an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46 R”), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The Corporation adopted the provisions of FIN 46 and FIN 46 R effective March 2004 with no material effect on its consolidated financial statements. At March 31, 2004, the Corporation did not have any significant investments in variable interest entities and had no involvement with special purpose entities.

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

     In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 (SAB 105), which contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. It will limit opportunities for companies to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding. SAB 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The Corporation does not expect adoption of SAB 105 to have a material effect on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset-Liability Management and Interest Rate Sensitivity on page 34 for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     (b)  Changes in internal control over financial reporting. During the last fiscal quarter, there has been no change in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Recent sales of Unregistered Securities

     On July 7, 2003, the Corporation, through First Charter Bank, its primary banking subsidiary, acquired all of the outstanding shares of a third party benefits administrator pursuant to a Merger Agreement dated as of the same date (the “Merger Agreement”). No underwriters were used in connection with this transaction. In connection with this transaction, the Corporation issued an aggregate of 78,441 shares of the Corporation’s common stock to John Googe and Jeannie Felts, the shareholders of such acquired entity. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The Merger Agreement also contemplates additional, subsequent issuances of the Corporation’s common stock based upon the future performance of the acquired entity. The Corporation expects the value of these issuances, if earned, to total approximately $880,000. There were no additional issuances of the Corporation’s common stock for the three months ended March 31, 2004.

(e) Issuer Purchases of Equity Securities

     The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended March 31, 2004.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased	per Share	or Programs (1)	Plans or Programs

January 1, 2004 - January 31, 2004	—	—	—	1,625,400

February 1, 2004 - February 29, 2004	—	—	—	1,625,400

March 1, 2004 - March 31, 2004	—	—	—	1,625,400

Total	—	—	—	1,625,400

(1)	On January 24, 2002, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to 1,500,000 shares of the Corporation’s common stock from time to time. As of March 31, 2004, the Corporation had repurchased 1,374,600 shares under this authorization. No shares were repurchased under this authorization during the quarter ended March 31, 2004. On November 3, 2003, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to an additional 1,500,000 shares of the Corporation’s common stock from time to time. As of March 31, 2004, no shares have been repurchased under this authorization. These stock repurchase plans have no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.
(per Exhibit Table
in item 601 of
Regulation S-K)	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of First Charter Corporation.

3.2	Amended and Restated Bylaws of First Charter Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2004:

Current Report on Form 8-K dated January 28, 2004 and filed January 28, 2004, Item 7 and 11.

Current Report on Form 8-K dated January 30, 2004 and filed January 30, 2004, Item 5 and 7.

Current Report on Form 8-K dated March 31, 2004 and filed March 31, 2004, Item 5.

The following reports on Form 8-K were furnished by the registrant during the quarter ended March 31, 2004:

Current Report on Form 8-K dated January 13, 2004 and filed January 13, 2004, Item 9 and 12.

Current Report on Form 8-K dated February 3, 2004 and filed February 3, 2004, Item 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

Date: May 6, 2004	By:	/s/ Robert O. Bratton

Robert O. Bratton
Executive Vice President &
Chief Financial Officer