Form 10-Q
period 2004-06-30
FIRST CHARTER CORP /NC/
filed 2004-08-05
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

          As of August 4, 2004 the Registrant had outstanding 29,778,832 shares of Common Stock, no par value.

First Charter Corporation

Form 10-Q for the Quarterly Period Ended June 30, 2004

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

First Charter Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30	December 31
	2004	2003
(Dollars in thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$94,749	$88,564
Federal funds sold	1,960	1,311
Interest bearing bank deposits	19,513	23,631

Cash and cash equivalents	116,222	113,506

Securities available for sale (cost of $1,635,431 and $1,591,803; carrying amount of pledged collateral $1,183,742 and $1,129,474)	1,604,585	1,601,900
Loans held for sale	26,768	5,137
Loans	2,348,235	2,252,804
Less: Unearned income	(197)	(167)
Allowance for loan losses	(26,052)	(25,607)

Loans, net	2,321,986	2,227,030

Premises and equipment, net	95,416	95,756
Other assets	174,236	163,364

Total assets	$4,339,213	$4,206,693

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$368,738	$326,679
Interest bearing	2,226,027	2,101,218

Total deposits	2,594,765	2,427,897

Other borrowings	1,410,481	1,432,200
Other liabilities	50,186	47,157

Total liabilities	4,055,432	3,907,254

Shareholders’ equity:
Preferred stock - no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 29,768,986 and 29,720,163 shares	116,101	115,270
Common stock held in Rabbi Trust for deferred compensation	(739)	(636)
Deferred compensation payable in common stock	739	636
Retained earnings	186,496	178,008
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale, net	(18,816)	6,161

Total shareholders’ equity	283,781	299,439

Total liabilities and shareholders’ equity	$4,339,213	$4,206,693

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(Dollars in thousands, except share and per share data)	2004	2003	2004	2003
Interest income:
Loans	$29,285	$30,504	$58,478	$60,795
Federal funds sold	3	6	6	11
Interest bearing bank deposits	39	159	83	339
Securities	15,579	14,472	31,569	29,364

Total interest income	44,906	45,141	90,136	90,509

Interest expense:
Deposits	8,619	11,667	16,744	23,132
Federal funds purchased and securities sold under agreements to repurchase	600	551	1,183	1,043
Federal Home Loan Bank and other borrowings	5,655	6,884	11,804	13,712

Total interest expense	14,874	19,102	29,731	37,887

Net interest income	30,032	26,039	60,405	52,622
Provision for loan losses	2,000	19,492	5,000	21,543

Net interest income after provision for loan losses	28,032	6,547	55,405	31,079
Noninterest income:
Service charges on deposit accounts	6,346	5,571	11,951	10,701
Financial management income	1,545	488	3,047	1,066
Gain on sale of securities	494	8,286	820	9,512
Gain on sale of credit card loan portfolio	—	—	—	2,213
Loss from equity method investments	(76)	(276)	(300)	(376)
Mortgage services income	596	643	1,024	1,284
Brokerage services income	902	812	1,872	1,298
Insurance services income	2,634	2,229	5,665	4,666
Trading (losses) gains	(5)	432	104	1,596
Bank owned life insurance	847	967	1,697	1,913
Gain on sale of properties	—	—	777	—
Other	1,607	1,063	2,898	1,881

Total noninterest income	14,890	20,215	29,555	35,754

Noninterest expense:
Salaries and employee benefits	14,368	12,585	29,391	26,311
Occupancy and equipment	4,379	3,913	8,616	8,079
Data processing	1,006	634	1,868	1,312
Marketing	1,126	1,161	2,244	2,314
Postage and supplies	1,306	1,152	2,577	2,288
Professional services	2,361	3,230	5,073	5,002
Telephone	507	513	1,001	1,116
Amortization of intangibles	96	77	214	162
Prepayment costs on borrowings	—	7,366	—	7,366
Other	2,536	2,357	5,009	5,071

Total noninterest expense	27,685	32,988	55,993	59,021

Income (loss) before income taxes	15,237	(6,226)	28,967	7,812
Income tax expense (benefit)	4,982	(2,022)	9,472	2,070

Net income (loss)	$10,255	$(4,204)	$19,495	$5,742

Net income (loss) per share:
Basic	$0.34	$(0.14)	$0.65	$0.19
Diluted	$0.34	$(0.14)	$0.65	$0.19
Weighted average shares:
Basic	29,763,619	29,801,059	29,765,952	29,903,170
Diluted	30,067,462	29,801,059	30,061,529	30,079,806

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
	Common Stock		Trust for Deferred	Compensation Payable in	Retained	Other Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2002	30,069,147	$122,870	$(476)	$476	$185,900	$15,916	$324,686
Comprehensive income:
Net income	—	—	—	—	5,742	—	5,742
Unrealized gain on securities available for sale, net	—	—	—	—	—	529	529

Total comprehensive income							6,271
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(99)	—	—	—	(99)
Deferred compensation payable in common stock	—	—	—	99	—	—	99
Cash dividends	—	—	—	—	(11,054)	—	(11,054)
Stock options exercised	55,701	772	—	—	—	—	772
Purchase and retirement of common stock	(365,000)	(6,759)	—	—	—	—	(6,759)

Balance, June 30, 2003	29,759,848	$116,883	$(575)	$575	$180,588	$16,445	$313,916

Balance, December 31, 2003	29,720,163	$115,270	$(636)	$636	$178,008	$6,161	$299,439
Comprehensive income:
Net income	—	—	—	—	19,495	—	19,495
Unrealized loss on securities available for sale, net	—	—	—	—	—	(24,977)	(24,977)

Total comprehensive loss							(5,482)
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(103)	—	—	—	(103)
Deferred compensation payable in common stock	—	—	—	103	—	—	103
Cash dividends	—	—	—	—	(11,007)	—	(11,007)
Stock options exercised	48,823	831	—	—	—	—	831

Balance, June 30, 2004	29,768,986	$116,101	$(739)	$739	$186,496	$(18,816)	$283,781

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$19,495	$5,742
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	5,000	21,543
Depreciation	4,551	4,591
Amortization of intangibles	214	162
Premium amortization and discount accretion, net	2,141	3,232
Net gain on securities available for sale transactions	(820)	(9,512)
Net gain on sale of foreclosed assets	(48)	(10)
Net loss (gain) on sale of equipment	64	(3)
Gain on sale of credit card loan portfolio	—	(2,213)
Loss from equity method investments	300	376
Net gain on sale property	(777)	—
Origination of mortgage loans held for sale	(56,606)	(248,993)
Proceeds from sale of mortgage loans held for sale	13,689	130,231
Increase in cash surrender value of bank owned life insurance	(1,697)	(1,913)
Decrease in other assets	5,721	1,260
Increase (decrease) in other liabilities	3,029	(16,596)

Net cash used in operating activities	(5,744)	(112,103)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	38,023	846,513
Proceeds from maturities of securities available for sale	235,513	280,203
Purchase of securities available for sale	(297,198)	(1,277,433)
Net increase in loans and loans held for sale	(107,472)	(72,168)
Proceeds from sale of loans	5,828	53,462
Proceeds from sales of other real estate	2,292	7,144
Net purchases of premises and equipment	(3,498)	(5,745)

Net cash used in investing activities	(126,512)	(168,024)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	145,485	258,154
Net increase (decrease) in certificates of deposit	21,382	(22,251)
Net (decrease) increase in securities sold under repurchase agreements and other borrowings	(21,719)	34,155
Purchase and retirement of common stock	—	(6,759)
Proceeds from issuance of common stock	831	772
Dividends paid	(11,007)	(11,054)

Net cash provided by financing activities	134,972	253,017

Net increase (decrease) in cash and cash equivalents	2,716	(27,110)
Cash and cash equivalents at beginning of period	113,506	169,850

Cash and cash equivalents at end of period	$116,222	$142,740

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,473	$38,906
Cash paid for income taxes	9,410	12,501
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate	1,690	3,739
Unrealized (loss) gain on securities available for sale (net of tax effect of ($15,966) and $325, respectively)	(24,977)	529
Loans held for sale securitized and transferred to the securities available for sale portfolio	21,286	251,587
Allowance related to loans sold	549	20,783

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2004 and 2003

     First Charter Corporation (the “Corporation”) is a regional financial services company with assets of approximately $4.3 billion and is the holding company for First Charter Bank (“FCB” or the “Bank”). FCB is a full-service bank and trust company with 54 financial centers and six insurance offices located in 18 counties throughout the piedmont and western half of North Carolina. FCB also operates one mortgage origination office in Virginia. FCB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

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

     The Corporation accounts for these interest rate swaps as a hedge of the fair value of the related Federal Home Loan Bank (“FHLB”) advances. Accordingly, the Corporation records on a quarterly basis, in noninterest income, the net change in the fair value of the interest rate swap and the related FHLB advances (ineffectiveness), provided the criteria for hedge accounting continue to be met. In the event such criteria are not met in a future period, the Corporation will only record changes in the fair value on the interest rate swap. The derivative hedging instruments are recorded at fair value in other assets or other liabilities.

     Interest rate swaps assist the Corporation’s Asset Liability Management (“ALM”) process. The Corporation’s interest rate risk management strategy includes the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not have significant adverse effects on net interest income. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate liabilities are expected to substantially offset this unrealized appreciation or depreciation.

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

     Changes to the estimate of accrued taxes occur periodically due to changes in the tax rates, implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, which are often driven by the Corporation’s judgments, affect accrued taxes and can be material to the Corporation’s operating results for any particular quarter.

Recently Adopted Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities by business enterprises. Variable interest entities are entities with equity interests that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of expected losses if they occur, receive a majority of the entity’s residual returns if they occur, or both. The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FIN 46 an enterprise that holds significant variable interests in a variable interest entity, but is not the primary beneficiary, is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46 R”), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The Corporation adopted the provisions of FIN 46 and FIN 46 R effective March 2004 with no material effect on its consolidated financial statements. At June 30, 2004, the Corporation did not have any significant investments in variable interest entities.

     In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 (SAB 105), which contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after June 30, 2004. The Corporation adopted SAB 105 on June 30, 2004, with no effect on its consolidated financial statements.

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

Note Two - Net income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the three months and six months ended June 30, 2004 and 2003, respectively. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options, were issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented.

     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Basic weighted average number of common shares outstanding	29,763,619	29,801,059	29,765,952	29,903,170
Dilutive effect arising from potential common stock issuances	303,843	—	295,577	176,636

Diluted weighted average number of common shares outstanding	30,067,462	29,801,059	30,061,529	30,079,806

     The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share. These amounts were 1.0 million shares and 0.9 million shares for the three and six months ended June 30, 2004, respectively, and 1.7 million shares and 1.6 million shares for the comparable 2003 periods.

     The Corporation paid cash dividends of $0.185 per share for both the three months ended June 30, 2004 and 2003, respectively, and paid cash dividends of $0.37 per share for both the six months ended June 30, 2004 and 2003, respectively.

Note Three — Business Segment Information

     Refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 for information with respect to the Corporation’s policies for defining and accounting for its segments. Financial information by segment for the six months ended June 30, 2004 and 2003 is as follows:

June 30, 2004

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals
Total interest income	$89,823	$273	$40	$90,136
Total interest expense	29,373	—	358	29,731

Net interest income	60,450	273	(318)	60,405
Provision for loan losses	5,000	—	—	5,000
Total noninterest income	17,101	11,637	817	29,555
Total noninterest expense	44,487	11,411	94	55,992

Net income before income taxes	28,064	499	405	28,968
Income taxes expense	9,178	162	133	9,473

Net income	$18,886	$337	$272	$19,495

Total loans held for sale and loans, net	$2,321,188	$27,566	$—	$2,348,754
Total assets	4,245,618	73,706	19,889	4,339,213

June 30, 2003

		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals
Total interest income	$90,229	$246	$34	$90,509
Total interest expense	37,604	—	283	37,887

Net interest income	52,625	246	(249)	52,622
Provision for loan losses	21,543	—	—	21,543
Total noninterest income	27,697	8,401	(279)	35,819
Total noninterest expense	50,222	8,828	36	59,086

Net income (loss) before income taxes	8,557	(181)	(564)	7,812
Income taxes expense (benefit)	2,267	(47)	(150)	2,070

Net income (loss)	$6,290	$(134)	$(414)	$5,742

Total loans held for sale and loans, net	$2,039,061	$47,065	$—	$2,086,126
Total assets	3,903,577	59,304	25,653	3,988,534

(1)	Included in Other Operating Segments are revenues, expenses and assets of insurance services, brokerage, mortgage and financial management.

(2)	Included in Other are revenues, expenses and assets of the parent company and eliminations.

Note Four - Acquisitions

     (a) Insurance Agencies. In July and October of 2003, the Corporation, through a subsidiary of FCB, acquired Piedmont Insurance Agency, Inc. and Robertson Insurance Agency, Inc., respectively. The purchase price for both agencies totaled $1.1 million in cash and were accounted for as purchases. The purchase agreements also contemplate additional cash payments based on the post-closing performance of the acquired businesses. The year over year increases in insurance services income is due to the organic growth of our insurance agencies as well as the insurance agencies and customer lists acquired. Pro forma financial information reflecting the effect of these acquisitions on periods prior to the combination is not considered material.

     (b) Third Party Benefits Administrator. In July of 2003, the Corporation, through a subsidiary of FCB, purchased a third party benefits administrator in a stock transaction. The purchase price delivered at closing consisted of First Charter common stock valued at $1.32 million, and the agreement contemplates additional common stock payments based on the post closing performance of the business. The value of such additional payments, if earned, is expected to total approximately $880,000. This acquisition was accounted for as a purchase. Accordingly, the results of operations of this entity are included in the consolidated results of operations of the Corporation from the date of the acquisition. The year over year increases in financial management income is mainly due to the third party benefits administrator acquired. Pro forma financial information reflecting the effect of this acquisition on periods prior to the combination is not considered material. Intangible assets amounted to $1.1 million from the acquisition.

Note Five - Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of June 30, 2004 and December 31, 2003:

	June 30		December 31
	2004		2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Noncompete agreements(1)	$946	$906	$946	$861
Customer lists(1)	1,471	370	1,471	236
Mortgage servicing rights(1)	7,365	5,551	7,083	4,977
Branch acquisitions(2)	1,111	1,111	1,111	1,097
Other intangibles(1)(3)	232	44	232	22

Total	$11,125	$7,982	$10,843	$7,193

Unamortized intangible assets:
Goodwill(4)	$19,222	$—	$19,222	$—

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

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $96,000 and $214,000 for the three and six months ended June 30, 2004, respectively, and $77,000 and $162,000 for the comparable 2003 periods.

     The following table presents the estimated amortization expense for intangible assets for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and 2009 and thereafter:

	Noncompete	Customer	Mortgage	Branch	Other
(Dollars in thousands)	Agreements	Lists	Servicing Rights	Acquisitions	Intangibles	Total
2004	$85	$260	$921	$14	$42	$1,322
2005	—	226	482	—	37	745
2006	—	193	344	—	32	569
2007	—	160	248	—	28	436
2008	—	126	157	—	23	306
2009 and after	—	270	235	—	48	553

Total	$85	$1,235	$2,387	$14	$210	$3,931

Note Six - Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income and all non-owner changes to the Corporation’s equity. The Corporation’s only component of other comprehensive income (loss) is the change in unrealized gains and losses on available for sale securities.

     The Corporation’s total comprehensive loss for the six months ended June 30, 2004 was $5.5 million compared to total comprehensive income for the six months ended June 30, 2003 of $6.3 million. The after-tax unrealized loss on securities available for sale at June 30, 2004 was $18.8 million compared to an after-tax unrealized gain of $6.2 million at December 31, 2003. This decrease was due to an increase in interest rates across the yield curve. Information concerning the Corporation’s other comprehensive income for the six months ended June 30, 2004 and 2003 is as follows:

	For the Six Months Ended June 30,
	2004			2003
	Before Tax		After Tax	Before Tax		After Tax
(Dollars in thousands)	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during period	$(40,123)	$(15,646)	$(24,477)	$10,366	$4,035	$6,331
Less: Reclassification for realized gains	820	320	500	9,512	3,710	5,802
Unrealized (losses) gains, net of reclassification	$(40,943)	$(15,966)	$(24,977)	$854	$325	$529

Other comprehensive (loss) income	$(40,943)	$(15,966)	$(24,977)	$854	$325	$529

Note Seven - Trading Activity

     The Corporation engages in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio. Under these agreements, the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. In addition, the Corporation records the write up or write down in the market value of the First Charter Option Plan Trust (the “OPT Plan”) as a trading gain or loss. The OPT Plan is a tax-deferred capital accumulation plan. For more information concerning the OPT Plan, see Note Fourteen of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. For the three and six months ended June 30, 2004, the Corporation recognized trading losses of $5,000 and trading income of $0.1 million, respectively, which primarily consisted of the mark to market of the investments in the OPT Plan. There were no written covered call options outstanding at June 30, 2004 or at any time during the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, the Corporation recognized trading gains of $0.4 million and $1.6 million, respectively, primarily from writing covered call options. There were no written covered call options outstanding at June 30, 2003. The highest written covered call options outstanding at any time during the six months ended June 30, 2003 were $125.0 million.

Note Eight - Derivatives

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

     The Corporation accounts for these interest rate swaps as a hedge of the fair value of the related FHLB advances. Accordingly, the Corporation records on a quarterly basis, in noninterest income, the net change in the fair value of the interest rate swap and the related FHLB advances (ineffectiveness), provided the criteria for hedge accounting continues to be met. In the event such criteria are not met in a future period, the Corporation will only record changes in the fair value on the interest rate swap. For the six months ended June 30, 2004, the Corporation recognized a net gain of $18,000 for the ineffective portion of the interest rate swaps. At June 30, 2004, the derivative hedging instruments were recorded at fair value in other assets. These instruments had a gross unrealized loss of $5.8 million at June 30, 2004.

     Information concerning the Corporation’s derivative instruments for the six months ended June 30, 2004 is as follows:

	June 30, 2004
	Notional	Average Receive	Average Pay	Average Maturity	Gross Unrealized
(Dollars in thousands)	Amount	Rate	Rate	in Years	Gains	Losses	Ineffectiveness
Fair Value Hedges:
Interest rate swaps	$ 222,000	5.16%	3.00%	5.86	$—	$(5,795)	$18

     According to the provisions of SFAS No. 133, the “short cut” method assumes that the change in the fair value of the derivative hedging instrument and the hedged debt obligation is one hundred percent correlated, which results in no ineffectiveness and no income statement effect. Of the $222.0 million aggregate notional amount of interest rate swap agreements entered into during the first half of 2004, three of those agreements totaling $90.0 million qualify for the “short cut method” assumption of no ineffectiveness; therefore, there was no impact on earnings during the six months ended June 30, 2004 from those interest rate swap agreements.

Note Nine - Securities Available for Sale

     Securities available for sale at June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
US government obligations	$54,696	$424	$1,291	$53,829
US government agency obligations	612,552	1,416	11,448	602,520
Mortgage-backed securities	818,799	2,118	24,382	796,535
State, county, and municipal obligations	87,134	2,199	562	88,771
Equity securities	62,250	680	—	62,930

Total	$1,635,431	$6,837	$37,683	$1,604,585

	December 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
US government obligations	$59,715	$875	$317	$60,273
US government agency obligations	630,629	6,480	1,842	635,267
Mortgage-backed securities	771,440	6,613	6,896	771,157
State, county, and municipal obligations	69,425	3,662	—	73,087
Equity securities	60,594	1,522	—	62,116

Total	$1,591,803	$19,152	$9,055	$1,601,900

     Securities with an aggregate carrying value of $1.2 billion at June 30, 2004 were pledged to secure public deposits, securities sold under agreements to repurchase and FHLB borrowings. Proceeds from the sale of securities available for sale were $38.0 million and $846.5 million for the six months ended June 30, 2004 and 2003, respectively. Gross gains of $1.1 million and gross losses of $0.3 million were realized in the six months ended June 30, 2004. Gross gains of $9.5 million were realized in the six months ended June 30, 2003.

     At June 30, 2004, US government agency obligations of $478.8 million were considered temporarily impaired. US government agency obligations are interest-bearing debt securities of the US government and US government agencies. Mortgage-backed securities of $704.3 million were considered temporarily impaired at June 30, 2004. Mortgage-backed securities are investment grade securities backed by a pool of mortgages or trust deeds. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. Cash flow from the principal and interest payments on the underlying mortgages is used to pay off the bonds. Because some mortgage pools will pay off faster than others, mortgaged-backed securities are typically issued as a series of several different bonds, each having a different maturity date. US government obligations of $38.7 million were considered temporarily impaired at June 30, 2004. These obligations are securities issued by the US Treasury. State, county and municipal obligations of $16.2 million were considered temporarily impaired at June 30, 2004. These obligations are debt instruments that are obligations of a state, county or municipality.

     The unrealized losses shown in the following table resulted primarily from an increase in interest rates across the yield curve.

Temporarily Impaired Investments
As of June 30, 2004

(Dollars in thousands)	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government obligations	$38,665	$(1,291)	$—	$—	$38,665	$(1,291)
US government agency obligations	407,176	(8,175)	71,625	(3,273)	478,801	(11,448)
Mortgage-backed securities	489,901	(14,459)	214,362	(9,923)	704,263	(24,382)
State, county and municipal obligations	16,221	(562)	—	—	16,221	(562)

Total temporarily impaired securities	$951,963	$(24,487)	$285,987	$(13,196)	$1,237,950	$(37,683)

     Investments that are in a gross unrealized loss position include five US government obligations, thirty-five US agency securities, fifty-seven mortgage-backed securities and fourteen municipal obligations. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer. In addition, investments that have been in an unrealized loss position for longer than 1 year have an external credit rating of AAA.

Note Ten - Loans and Loans Held for Sale

     The Corporation’s primary market area includes North Carolina, and predominately centers around the metropolitan (“metro”) region of Charlotte, North Carolina. From time to time, the Corporation purchases construction loans in other market areas through a correspondent relationship. At June 30, 2004, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, was to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the economic diversity of the borrowers.

     The following is a summary of the loan portfolio at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$768,637	32.7%	$724,340	32.2%
Commercial non real estate	208,587	8.9	212,010	9.4
Construction	332,031	14.1	358,217	15.9
Mortgage	315,005	13.4	280,748	12.5
Consumer	276,236	11.8	284,448	12.6
Home equity	447,739	19.1	393,041	17.4

Total	$2,348,235	100.0%	$2,252,804	100.0%

     Loans held for sale consists primarily of 15 and 30 year mortgages which the Corporation intends to sell as whole loans or to securitize to improve its liquidity position. Loans held for sale are carried at the lower of aggregate cost or market. Loans held for sale were $26.8 million and $5.1 million at June 30, 2004 and December 31, 2003, respectively. Loans held for sale was impacted by originations, sales activity and securitizations, which is reflected in the Consolidated Statement of Cash Flows. No valuation allowance to reduce these loans to lower of cost or market was required at June 30, 2004 and December 31, 2003.

     The following is a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance, beginning of period	$25,736	$26,495	$25,607	$27,204

Provision for loan losses	2,000	19,492	5,000	21,543
Allowance related to loans sold	—	(20,236)	(549)	(20,783)
Charge-offs	(2,472)	(2,448)	(5,054)	(4,914)
Recoveries	788	341	1,048	594

Net charge-offs	(1,684)	(2,107)	(4,006)	(4,320)

Balance, June 30	$26,052	$23,644	$26,052	$23,644

     The allowance for loan losses was $26.1 million or 1.11 percent of gross loans at June 30, 2004 compared to $25.6 million or 1.14 percent of gross loans at December 31, 2003. The allowance for loan losses as a percentage of loans decreased primarily due to the impact of improved asset quality trends on the historical loss factors used in the loan loss migration model. In addition, the allowance for loan losses was reduced by $0.5 million due to the sale of nonaccruing and accruing higher risk mortgage loans and by net charge-offs of $4.0 million. Net charge-offs were impacted by one $0.6 million commercial loan recovery during the second quarter of 2004. These reductions were offset by an additional provision expense of $5.0 million.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

	June 30	December 31
(Dollars in thousands)	2004	2003
Nonaccrual loans	$12,533	$14,910
Other real estate owned	6,159	6,836

Total nonperforming assets	18,693	21,746

Loans 90 days or more past due and still accruing	—	21

Total nonperforming assets and loans 90 days or more past due and still accruing	$18,693	$21,767

     The recorded investment in individually impaired loans was $6.5 million (all of which were on nonaccrual status) and $4.7 million (all of which were on nonaccrual status) at June 30, 2004 and December 31, 2003, respectively. The related allowance for loan losses on these loans was $1.9 million and $0.9 million at June 30, 2004 and December 31, 2003, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2004 and 2003 was $6.1 million and $17.7 million, respectively.

Note Eleven — Stock Repurchase Program

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of June 30, 2004, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the six months ended June 30, 2004.

     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At June 30, 2004, no shares had been repurchased under this authorization.

Note Twelve - Stock-Based Compensation

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income (loss), as reported	$10,255	$(4,204)	$19,495	$5,742
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	473	703	941	1,468

Pro forma net income (loss)	$9,782	$(4,907)	$18,554	$4,274

Earnings (loss) per share:
Basic-as reported	$0.34	$(0.14)	$0.65	$0.19

Basic-pro forma	$0.33	$(0.16)	$0.62	$0.14

Diluted-as reported	$0.34	$(0.14)	$0.65	$0.19

Diluted-pro forma	$0.33	$(0.16)	$0.62	$0.14

     The fair value of each option granted during the three and six months ended June 30, 2004 and 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
2000 Omnibus Stock Option and Award Plan
Dividend yield	3.47%	4.21%	3.54%	4.21%
Risk free interest rates	3.84%	3.44%	4.03%	4.09%
Expected lives	8 years	10 years	8 years	10 years
Volatility	26%	32%	26%	33%
Forfeiture rate	2%	0%	2%	0%
Director Plan
Dividend yield	3.70%	4.21%	3.70%	4.21%
Risk free interest rates	4.05%	3.46%	4.05%	3.94%
Expected lives	10 years	10 years	10 years	10 years
Volatility	26%	32%	26%	33%
Forfeiture rate	0.5%	0%	0.5%	0%
1999 Employee Stock Purchase Plan
Dividend yield	3.76%	4.21%	3.76%	4.21%
Risk free interest rates	4.38%	4.07%	4.38%	4.07%
Expected lives	1 year	1 year	1 year	1 year
Volatility	23%	33%	23%	33%
Forfeiture rate	9%	0%	9%	0%

Note Thirteen — Commitments, Contingencies and Off-Balance Sheet Risk

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

     At June 30, 2004, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $345.8 million, loan commitments totaling $411.6 million and standby letters of credit in an aggregate amount of $8.7 million. Of the $345.8 million of preapproved unused lines of credit, $29.8 million were at fixed rates and $316.0 million were at floating rates. Of the $411.6 million of loan commitments, $101.9 million were at fixed rates and $309.7 million were at floating rates. Of the $8.7 million of standby letters of credit, $8.6 million expire in less than one year and $0.1 million expire in one to three years. The fair value and carrying value at June 30, 2004 of standby letters of credit issued or modified during the three and six months ended June 30, 2004 were less than $100,000. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not limited to, accounts receivable, inventory and commercial and residential real estate.

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

Note Fourteen — Related Party Transactions

     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

     During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact received a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty four-month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and Mr. Godbold received commissions from Impact based on fees earned by Impact. Management believes that the transaction was at arms-length. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction, reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved and ratified the transaction. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. This arrangement terminated on March 31, 2004. Consequently, no commissions were paid to Mr. Godbold during the three months ended June 30, 2004. For the three months ended March 31, 2004, the Corporation received revenues of approximately $1.6 million, which resulted in fees of $239,000 to Impact and resulted in Impact paying commissions to GFA (and Mr. Godbold) of $168,000. For the three and six months ended June 30, 2003, the Corporation received revenues of approximately $1.9 million and $3.5 million, respectively, which resulted in fees of $274,000 and $510,000, respectively, to Impact and resulted in Impact paying commissions to GFA (and Mr. Godbold) of $192,000 and $358,000, respectively.

Note Fifteen — Equity Method Investments

     The Corporation’s equity method investments represent investments in venture capital limited partnerships. The Corporation’s recognition of earnings or losses from an equity method investment is determined by the Corporation’s share of the investee’s earnings on a quarterly basis (or, in the case of some smaller investments, on an annual basis if there has been no significant change in values). These limited partnerships generally provide their financial information during the quarter after the end of a given period, and the Corporation’s policy is to record its share of earnings or losses on these equity method investments in the quarter such information was received.

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

     At June 30, 2004 and December 31, 2003, the total book value of equity method investments was $2.7 million and $2.8 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $2.7 million, $1.1 million represents investments in venture capital partnerships, which invest primarily in equity securities. The remaining $1.6 million is invested in Small Business Investment Companies (SBICs), which make debt investments that qualify for the investment test under the Community Reinvestment Act. At June 30, 2004, the Corporation’s remaining commitment to fund the equity method investments was $2.2 million and represented commitments to venture funds that are SBICs. These remaining commitments have the option of being called in 2004.

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

     Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected results in connection with the implementation of our business plan and strategic initiatives are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and adversely affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) legislation or regulatory requirements or changes thereto adversely affect the businesses in which the Corporation is engaged; (9) regulatory compliance cost increases are greater than expected; and (10) decisions to change the business mix of the Corporation.

Overview

     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, FCB. FCB, a North Carolina State Bank, is the successor entity to The Concord National Bank, which was established in 1888. The Corporation’s principal executive offices are located in Charlotte, North Carolina. FCB is a full service bank and trust company with 54 financial centers, six insurance offices and 93 ATMs located in 18 counties throughout the piedmont and western half of North Carolina. As of June 30, 2004, the Corporation and its subsidiaries owned 36 financial center locations and leased 18 financial center locations and six insurance offices. The Corporation also leases and maintains operations in Reston, Virginia for the origination of real estate loans. These operations are conducted by First Charter of Virginia Realty Investments, Inc., which also serves as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans. In addition, the Corporation leases a facility in Winston-Salem, North Carolina for the operations of its third party benefits administrator.

     The Corporation’s primary market area is located within North Carolina and predominately centers around the metropolitan (“metro”) region of Charlotte, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-sixth largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. The Corporation believes that it is not dependent on any one or a few types of commerce due to the region’s diverse economic base. Since the North Carolina economy has historically relied on the manufacturing and transportation sectors, it has been significantly impacted by global competition and rising energy prices. As a result, the North Carolina economy is transitioning to a more service-oriented economy. Recently, the education, healthcare, information technology, finance and insurance industries have shown the most growth. The unemployment rate for the Charlotte metro region decreased to 6.4 percent at June 30, 2004 from 6.9 percent at June 30, 2003. This is the result of structural changes taking place in the economy of the region. The service industry is now the major employer, followed by wholesale and retail trade. While commercial real estate lending has not returned to the levels seen before the recession, activity in this sector has increased. During the later half of 2003, there was some speculative development and a steady stream of property acquisitions and expansions in the office, mixed use, retail and industrial sectors in North Carolina. There is also a large amount of textile manufacturing and warehouse space on the market in those areas of the state that have experienced a decline of manufacturing.

     The Corporation’s operations are divided into five primary lines of business: community banking, mortgage, brokerage, insurance, and financial management. Community banking includes the retail and commercial distribution network consisting of 54 branches, telephone banking and business relationship officers. Community banking provides a variety of depository accounts including interest bearing and non-interest bearing checking accounts, savings accounts, certificates of deposit and money market accounts. In addition, community banking offers a variety of loan products, including commercial, consumer, real estate and home equity loans. The bank also maintains 93 ATM’s and enables customers to access their accounts on-line. The mortgage business provides both fixed-rate and variable-rate mortgage products and loan servicing. Mortgage lenders are located in the community bank branches and are available through the telephone bank. First Charter Brokerage Services, Inc. offers full service and discount brokerage, annuity sales and financial planning services through a third party arrangement with UVEST Investment Services. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metro region. Its primary lines of business include commercial and consumer property and casualty insurance, and group health and life insurance. The financial management business provides comprehensive financial planning, funds management, trust services, investments and record keeping services for companies and individuals throughout the United States.

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

     Improving the net interest margin is critical to the Corporation’s strategy to grow earnings. The Corporation has repositioned the balance sheet to be asset sensitive under a broad range of interest rate scenarios. This has been accomplished by managing the level of fixed-rate loans and focusing on variable-rate lending. The Corporation anticipates that a rising interest rate environment will be advantageous to the net interest margin due to the asset sensitive nature of the balance sheet. In addition, rising interest rates will increase the effective yields on mortgage-backed securities by decreasing the amortization of premiums due to slowing prepayment speeds. However, a rise in interest rates across the yield curve can negatively impact the securities available for sale portfolio by increasing the unrealized net losses within the portfolio. To mitigate the risk of rising interest rates on the securities available for sale portfolio, the Corporation has maintained a shorter average life in the securities held for sale portfolio. This will allow the Corporation to reinvest the proceeds of maturing securities into higher rate securities or fund loan growth in a rising interest rate environment. The average weighted life of our securities available for sale portfolio was 3.74 years at June 30, 2004.

     Lowering funding costs is also essential to improve the net interest margin. The Corporation continues its focus on growing deposits balances and shifting funding to lower-cost sources. The Corporation’s Checking Account Marketing Program (“CHAMP”) has facilitated a shift in funding sources from higher-cost retail certificates of deposit to lower-cost transaction based accounts. In addition, in 2003 the Corporation prepaid $131 million in longer-term, fixed-rate Federal Home Loan Bank (“FHLB”) advances in order to improve the net interest margin, which has lowered interest expense.

     Loan growth is a major focus of the Corporation. The lending environment continues to be challenging due to economic conditions. However, loan growth has recently begun to accelerate, particularly in home equity loans. Management believes the Corporation is positioned for future loan growth due to an increasing number of lending opportunities.

     Maintaining sound asset quality is another major focus for the Corporation. As a result of this focus and the initiatives taken in 2003 and in the first half of 2004, our asset quality ratios have improved significantly and remain strong as evidenced by our asset quality ratios. During the second quarter of 2003, the Corporation sold $60.9 million in nonaccruing and accruing higher risk loans to improve the asset quality of the loan portfolio and by containing the financial risk of these loans. Additionally, the Corporation sold its $11.7 million credit card portfolio in the first quarter of 2003. Similarly, in the first quarter of 2004, $6.4 million in nonaccruing and accruing higher risk mortgage loans were sold. These activities are expected to have a positive impact on earnings by reducing the credit risk profile of the Corporation and eliminating significant future collection costs. Nevertheless, the business of lending to commercial and consumer customers carries with it significant credit risk, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis.

     The Corporation is also focused on retaining existing customers and attracting new customers. The Corporation’s deposit market share within its market area is approximately 3 percent, giving the Corporation the opportunity to attract potential customers from a larger pool. The Corporation’s primary methods of competition are to provide exceptional customer service and to proactively market its products. The Corporation uses a quarterly independent survey of customers to review its level of customer service. For the second quarter of 2004, 83 percent of the customers surveyed reported that they were “very satisfied” with the service at First Charter, compared to the industry average of 54 percent “satisfied”. The Corporation’s customer attrition ratio was 15 percent for the second quarter of 2004 and remains below the industry average of 23 percent, which allows for increased opportunities to expand relationships with our customers. Our main strategy for obtaining new customers is CHAMP, a disciplined proactive approach to attracting new accounts and customers. Its success has provided the Corporation with opportunities to develop new customer relationships, to generate additional fee income and to shift our funding mix towards lower-cost funding sources. To meet the convenience needs of existing and potential customers, the Corporation has upgraded five branches in the past 18 months, opened one new branch, introduced extended hours in select branches and its call center and added bilingual personnel. The Corporation will continue to update existing branches and expand into new areas as both market and economic conditions warrant.

     Another focus for the Corporation is growing fee income through other lines of business. These sources of income provide stability to our earnings with minimal credit risk and less exposure to interest rate risk than our community bank’s traditional lines of business. In addressing this area of focus, the Corporation, through a subsidiary of FCB, acquired two insurance agencies during the third and fourth quarters of 2003, expanding the reach of our insurance services with businesses and individuals throughout the Charlotte metro region. In addition, the Corporation, through a subsidiary of FCB, acquired a third party benefits administrator, during the third quarter of 2003, which added new customers, expanded our product line and improved our technology platform. Also, during 2003 and early 2004, First Charter Brokerage Services, Inc. increased its number of licensed sales associates. As a result of these actions and the continued success of CHAMP, income from service charges, financial management services, brokerage services and insurance services experienced strong growth in the first half of 2004. The Corporation continuously reviews other opportunities for new products, new services and expansion as conditions warrant.

     The Corporation competes against other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Several larger competitors have greater resources, broader geographic coverage and higher lending limits than the Corporation. However, the Corporation has the fourth largest deposit market share in the Charlotte metro region, which allows the Corporation to compete against both larger and smaller financial institutions.

Financial Summary

     Net income amounted to $10.3 million, or $0.34 per diluted share, for the three months ended June 30, 2004, compared to a net loss of $4.2 million or $0.14 per diluted share for the same period in 2003. Net income for the three months ended June 30, 2003 was impacted by a higher provision for loan losses primarily attributable to the sale of $60.9 million of nonaccruing and accruing higher risk loans. During the second quarter of 2004, the Corporation’s primary noninterest income lines of business continued to generate strong revenue growth compared to the second quarter of 2003, with financial management income up 217 percent, insurance services income up 18 percent, service charges up 14 percent and brokerage services income up 11 percent. In addition, the Corporation began to realize the benefits from the refinancing of fixed-term advances during 2003 and the results of certain asset-liability management (“ALM”) transactions entered into during the first quarter of 2004 as interest expense decreased $4.2 million or 22 percent. Noninterest expense decreased $5.3 million primarily due to $7.4 million of prepayment costs associated with refinancing $50 million in fixed-term advances in the second quarter of 2003 which did not recur in 2004. Income tax expense increased $7.0 million due to an increase in projected taxable income relative to nontaxable adjustments.

     For the six months ended June 30, 2004, net income amounted to $19.5 million, or $0.65 per diluted share, compared to net income of $5.7 million or $0.19 per diluted share for the same period in 2003. Net income for the six months ended June 30, 2003 were impacted by a higher provision for loan losses primarily attributable to the sale of $60.9 million of nonaccruing and accruing higher risk loans. During the first six months of 2004, the Corporation’s primary noninterest income lines of business continued to generate strong revenue growth compared to the first half of 2003, with financial management income up 186 percent, brokerage services income up 44 percent, insurance services income up 21 percent and service charges up 12 percent. In addition, the Corporation began to realize the benefits from the refinancing of fixed-term advances during 2003 and the results of certain ALM transactions entered into during the first quarter of 2004 as interest expense decreased $8.2 million or 22 percent. Noninterest expense decreased $3.0 million primarily due to $7.4 million of prepayment costs associated with refinancing $50 million in fixed-term advances in the second quarter of 2003 which did not recur in 2004, partially offset by higher salaries and employee benefits. Income tax expense increased $7.4 million due to an increase in projected taxable income relative to nontaxable adjustments.

     During the first half of 2004, the Corporation continued to experience strong core business fundamentals in the areas of deposits and customer satisfaction that have created continued momentum for 2004. The continued success of CHAMP resulted in 19,779 new checking accounts being opened during the first half of 2004. In addition, during the first half of 2004, core retail households increased by 7,797 for a total of 99,544 primarily due to the success of CHAMP. For the first half of 2004, customer satisfaction scores were 83 percent “very satisfied”, surpassing the Corporation’s threshold of 75 percent.

Table One
Select Financial Data

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Income statement
Interest income	$44,906	$45,141	$90,136	$90,509
Interest expense	14,874	19,102	29,731	37,887

Net interest income	30,032	26,039	60,405	52,622
Provision for loan losses	2,000	19,492	5,000	21,543
Noninterest income	14,890	20,215	29,555	35,754
Noninterest expense	27,685	32,988	55,993	59,021

Income (loss) before income taxes	15,237	(6,226)	28,967	7,812
Income tax expense (benefit)	4,982	(2,022)	9,472	2,070

Net income (loss)	$10,255	$(4,204)	$19,495	$5,742

Per common share
Basic net income (loss)	$0.34	$(0.14)	$0.65	$0.19
Diluted net income (loss)	0.34	(0.14)	0.65	0.19
Cash dividends declared	0.185	0.185	0.370	0.370
Period-end book value	9.53	10.55	9.53	10.55
Average shares outstanding — basic	29,763,619	29,801,059	29,765,952	29,903,170
Average shares outstanding — diluted	30,067,462	29,801,059	30,061,529	30,079,806
Ratios
Return on average shareholders’ equity (1)(2)	13.90%	(5.18)%	13.07%	3.56%
Return on average assets (1)(2)	0.96	(0.42)	0.92	0.30
Net interest margin (1)	3.06	2.92	3.12	3.03
Average loans to average deposits	91.82	86.51	92.55	87.60
Average equity to average assets(2)	6.87	8.18	7.03	8.36
Efficiency ratio(3)	61.66	85.65	62.13	73.72
Dividend payout	54.41	(132.14)	56.92	194.74
Selected period end balances
Securities available for sale	$1,604,585	$1,518,918	$1,604,585	$1,518,918
Loans held for sale	26,768	45,311	26,768	45,311
Loans	2,348,235	2,064,668	2,348,235	2,064,668
Allowance for loan losses	26,052	23,644	26,052	23,644
Total assets	4,339,213	3,988,534	4,339,213	3,988,534
Total deposits	2,594,765	2,558,549	2,594,765	2,558,549
Borrowings	1,410,481	1,076,595	1,410,481	1,076,595
Total liabilities	4,055,432	3,674,618	4,055,432	3,674,618
Total shareholders’ equity	283,781	313,916	283,781	313,916
Selected average balances
Loans and loans held for sale	2,339,435	2,179,291	2,306,505	2,145,946
Earning assets	3,995,390	3,648,447	3,940,172	3,561,743
Total assets(2)	4,316,360	3,981,461	4,263,381	3,893,661
Total deposits	2,547,909	2,519,240	2,492,291	2,449,733
Borrowings	1,424,556	1,084,288	1,427,342	1,067,555
Total shareholders’ equity(2)	296,699	325,728	299,848	325,699

(1)	Annualized

(2)	Amounts and ratios for prior periods have been adjusted to correct a calculation error with respect to average balances.

(3)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

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

Earnings Performance

Net Interest Income and Margin

     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and six months ended June 30, 2004 and 2003 is presented in Tables Two and Table Three. Net interest income on a taxable-equivalent basis (“FTE”) is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the three and six months ended June 30, 2004 and 2003 are analyzed in Tables Four and Five. The discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.

     For the three months ended June 30, 2004, net interest income amounted to $30.0 million, an increase of 15.3 percent from net interest income of $26.0 million for the three months ended June 30, 2003. The increase in net interest income was mainly due to a $4.2 million reduction in interest expense compared to the three months ended June 30, 2003. Net interest income for the six months ended June 30, 2004 increased to $60.4 million or 14.8 percent from the net interest income of $52.6 million for the same 2003 period. This increase was primarily due to an $8.2 million reduction in interest expense compared to the first half of 2003. The decrease in interest expense for both the three and six months ended June 30, 2004 compared to the same 2003 periods, was due to a shift in funding sources from higher-cost retail certificates of deposit to lower-cost transaction based accounts, the benefits from the refinancing of $50 million and $81 million of fixed-term advances in the second quarter and fourth quarter of 2003, respectively, and the benefits from certain asset-liability management transactions entered into during the first half of 2004. Net interest income was also impacted by a $0.2 million and a $0.4 million decrease in interest income for the three and six months ended June 30, 2004, respectively, due mainly to lower yields on earning assets resulting from the continued effects of the low interest rate environment.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) increased 14 basis points to 3.06 percent and 9 basis points to 3.12 percent for the three and six months ended June 30, 2004, respectively, compared to 2.92 percent and 3.03 percent in the same 2003 periods. Rates paid on interest bearing liabilities declined faster than the rates earned on interest bearing assets. The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on the net interest margin while maintaining an appropriate interest rate risk profile.

     Average interest earning assets increased $346.9 million and $378.4 million to $4.00 billion and $3.94 billion for the three and six months ended June 30, 2004, respectively, compared to the same 2003 periods. These increases were primarily due to a $225.4 million and $259.4 million increase in the Corporation’s average securities available for sale during the three and six months ended June 30, 2004, respectively, resulting from the securitization of $286.9 million of mortgage loans held for sale during 2003. Average interest earning assets also increased as a result of growth in the Corporation’s average loans and loans held for sale portfolio, which increased $160.1 million and $160.6 million during the three and six months ended June 30, 2004, respectively, compared to the same 2003 periods. These increases were mainly due to growth in the construction, mortgage and home equity loan categories. The increases in average loans and loans held for sale was partially offset by the sale of $60.9 million in nonaccruing and accruing higher risk loans during the second quarter of 2003, the sale of $11.7 million of credit card loans in the first quarter of 2003, the mortgage loan securitizations and the sale of $6.4 million of nonaccruing and accruing higher risk mortgage loans in the first quarter of 2004.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest bearing liabilities. Average other borrowings increased $340.3 million and $359.8 million for the three and six months ended June 30, 2004, respectively, compared to the same 2003 periods and were used to fund loan growth and securities purchases. In addition, average deposits increased $28.7 million and $42.6 million from the three and six months ended June 30, 2003, respectively. A major contributor to the decrease in interest expense was a shift in average deposits from higher-cost certificates of deposits to lower cost transaction based accounts. While certificates of deposits declined on average $90.2 million and $105.7 million for the three and six months ended June 30, 2004, respectively, noninterest bearing and other core deposit categories increased $118.9 million and $148.2 million, respectively, primarily due to the continued success of CHAMP.

     The following table includes interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid for the three months ended June 30, 2004 and 2003. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Two
Average Balances and Net Interest Income Analysis

	Second Quarter 2004			Second Quarter 2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (6)	Balance	Expense	Paid (6)
Interest earning assets:
Loans and loans held for sale(1)(2)(3)	$2,339,435	$29,373	5.05%	$2,179,291	$30,593	5.63%
Securities - taxable	1,554,677	14,870	3.83	1,338,982	13,619	4.07
Securities - nontaxable	83,240	1,090	5.24	73,509	1,312	7.14
Federal funds sold	1,501	3	0.90	2,074	6	1.13
Interest bearing bank deposits	16,537	39	0.95	54,591	159	1.17

Total earning assets(4)	3,995,390	45,375	4.56	3,648,447	45,689	5.02

Cash and due from banks	89,265			80,131
Other assets(5)	231,705			252,883

Total assets(5)	$4,316,360			$3,981,461

Interest bearing liabilities:
Demand deposits	867,432	1,890	0.88	796,511	2,409	1.21
Savings deposits	123,318	82	0.27	120,581	152	0.50
Other time deposits	1,195,031	6,647	2.24	1,285,266	9,106	2.84
Other borrowings	1,424,556	6,255	1.77	1,084,288	7,435	2.75

Total interest bearing liabilities	3,610,337	14,874	1.66	3,286,646	19,102	2.33

Noninterest bearing sources:
Noninterest bearing deposits	362,129			316,882
Other liabilities(5)	47,195			52,205
Shareholders’ equity (5)	296,699			325,728

Total liabilities and Shareholders’ equity(5)	$4,316,360			$3,981,461

Net interest spread			2.90			2.69
Impact of noninterest bearing sources			0.16			0.23

Net interest income/ net interest margin		$30,501	3.06%		$26,587	2.92%

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2) Average loan balances are shown net of unearned income.

(3) Includes amortization of deferred loan fees of approximately $499 and $429 for the second quarter of 2004 and 2003, respectively.

(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the second quarter of 2004 and 2003. The adjustments made to convert to a taxable-equivalent basis were $469 and $548 for the second quarter of 2004 and 2003, respectively.

(5) Amounts for prior periods have been adjusted to correct a calculation error with respect to average balances.

(6) Annualized

     The following table includes interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid for the six months ended June 30, 2004 and 2003. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Three
Average Balances and Net Interest Income Analysis

	Six Months Ended June 30
	2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (6)	Balance	Expense	Paid (6)
Interest earning assets:
Loans and loans held for sale(1)(2)(3)	$2,306,505	$58,664	5.11%	$2,145,946	$61,051	5.74%
Securities - taxable	1,536,058	30,100	3.92	1,279,184	27,616	4.32
Securities - nontaxable	77,942	2,259	5.80	75,374	2,689	7.14
Federal funds sold	1,450	6	0.88	2,140	11	1.03
Interest bearing bank deposits	18,217	83	0.91	59,099	339	1.16

Total earning assets(4)	3,940,172	91,112	4.64	3,561,743	91,706	5.18

Cash and due from banks	87,224			81,923
Other assets(5)	235,985			249,995

Total assets(5)	$4,263,381			$3,893,661

Interest bearing liabilities:
Demand deposits	828,291	3,120	0.76	726,919	3,922	1.09
Savings deposits	121,893	166	0.27	117,425	327	0.56
Other time deposits	1,195,295	13,458	2.26	1,300,950	18,883	2.93
Other borrowings	1,427,342	12,987	1.83	1,067,555	14,755	2.79

Total interest bearing liabilities	3,572,821	29,731	1.67	3,212,849	37,887	2.38

Noninterest bearing sources:
Noninterest bearing deposits	346,812			304,439
Other liabilities(5)	43,900			50,674
Shareholders’ equity (5)	299,848			325,699

Total liabilities and Shareholders’ equity (5)	$4,263,381			$3,893,661

Net interest spread			2.97			2.80
Impact of noninterest bearing sources			0.16			0.23

Net interest income/ yield on earning assets		$61,381	3.12%		$53,819	3.03%

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2) Average loan balances are shown net of unearned income.

(3) Includes amortization of deferred loan fees of approximately $1,170 and $985 for the six months ended June 30, 2004 and 2003, respectively.

(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first six months of 2004 and 2003. The adjustments made to convert to a taxable-equivalent basis were $976 and $1,197 for the six months ended June 30, 2004 and 2003, respectively.

(5) Amounts for prior periods have been adjusted to correct a calculation error with respect to average balances.

(6) Annualized

     The following table presents the changes in net interest income between the three months ended June 30, 2004 and the three months ended June 30, 2003:

Table Four
Volume and Rate Variance Analysis

	Three Months ended
	June 30, 2004 versus June 30, 2003
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume (1)
	2004			2003
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense
Interest income:
Loans and loans held for sale(2)	$29,373	$(3,349)	$2,129	$30,593
Securities - taxable	14,870	(877)	2,128	13,619
Securities - nontaxable(2)	1,090	(373)	151	1,312
Federal funds sold	3	(1)	(2)	6
Interest bearing bank deposits	39	(20)	(100)	159

Total interest income	$45,375	$(4,620)	$4,306	$45,689

Interest expense:
Demand deposits	$1,890	$(704)	$185	$2,409
Savings deposits	82	(73)	3	152
Other time deposits	6,647	(1,888)	(571)	9,106
Other borrowings	6,255	(3,093)	1,913	7,435

Total interest expense	14,874	(5,758)	1,530	19,102

Net interest income	$30,501	$1,138	$2,776	$26,587

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2) Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

     The following table presents the changes in net interest income between the six months ended June 30, 2004 and the six months ended June 30, 2003:

Table Five
Volume and Rate Variance Analysis

	Six Months ended
	June 30, 2004 versus June 30, 2003
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume(1)
	2004			2003
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense
Interest income:
Loans and loans held for sale(2)	$58,664	$(6,713)	$4,326	$61,051
Securities - taxable	30,100	(2,806)	5,290	27,616
Securities - nontaxable(2)	2,259	(513)	83	2,689
Federal funds sold	6	(1)	(4)	11
Interest bearing bank deposits	83	(47)	(209)	339

Total interest income	$91,112	$(10,080)	$9,486	$91,706

Interest expense:
Demand deposits	$3,120	$(1,266)	$464	$3,922
Savings deposits	166	(170)	9	327
Other time deposits	13,458	(4,063)	(1,362)	18,883
Other borrowings	12,987	(5,890)	4,122	14,755

Total interest expense	29,731	(11,389)	3,233	37,887

Net interest income	$61,381	$1,309	$6,253	$53,819

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2) Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Three for further details.

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

     Noninterest income decreased $5.3 million, or 26.3 percent, to $14.9 million for the three months ended June 30, 2004, compared to the same period in 2003. Gains on the sale of securities of $0.5 million were recognized in the second quarter of 2004 compared to $8.3 million for the same period in 2003, representing a decrease of $7.8 million. In addition, trading gains of $0.4 million were recognized in the second quarter of 2003. These decreases were partially offset by a $1.1 million increase in financial management income primarily attributable to the acquisition of a third party benefits administrator in the third quarter of 2003, an $0.8 million increase in service charges reflecting growth in checking accounts, a $0.5 million increase in other noninterest income due to growth in ATM, debit card and other miscellaneous fees and a $0.4 million increase in insurance services revenue resulting from organic growth as well as the acquisition of two insurance agencies in the third and fourth quarters of 2003.

     For the six months ended June 30, 2004, noninterest income decreased $6.2 million, or 17.3 percent, to $29.6 million, compared to the same period in 2003. Gains on the sale of securities of $0.8 million were recognized in the first half of 2004 compared to $9.5 million for the same period in 2003, representing a decrease of $8.7 million. Gains totaling $2.2 million from the sale of the Corporation’s credit card portfolio and $1.6 million of trading gains were recognized in the first half of 2003. These decreases were partially offset by a $2.0 million increase in financial management income primarily attributable to the acquisition of a third party benefits administrator in the third quarter of 2003, a $1.3 million increase in service charges reflecting growth in checking accounts, a $1.0 million increase in other noninterest income due to growth in ATM, debit card and other miscellaneous fees, a $1.0 million increase in insurance services revenue resulting from the acquisition of two insurance agencies in the third and fourth quarters of 2003 as well as organic growth and a $0.6 million increase in brokerage services income. In addition, gains of $0.8 million were recognized on the sale of bank property in the first half of 2004.

     The following table compares noninterest income for the three and six months ended June 30, 2004 and 2003.

Table Six
Noninterest Income

	Three Months				Six Months
	Ended June 30		Increase/(Decrease)		Ended June 30		Increase/(Decrease)
(Dollars in thousands)	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Service charges on deposit accounts	$6,346	$5,571	$775	13.9%	$11,951	$10,701	$1,250	11.7%
Financial management income	1,545	488	1,057	216.6	3,047	1,066	1,981	185.8
Gain on sale of securities	494	8,286	(7,792)	(94.0)	820	9,512	(8,692)	(91.4)
Gain on sale of credit card loan portfolio	—	—	—	NA	—	2,213	(2,213)	(100.0)
Loss from equity method investments	(76)	(276)	200	72.5	(300)	(376)	76	(20.2)
Mortgage services income	596	643	(47)	(7.3)	1,024	1,284	(260)	(20.2)
Brokerage services income	902	812	90	11.1	1,872	1,298	574	44.2
Insurance services income	2,634	2,229	405	18.2	5,665	4,666	999	21.4
Trading (losses) gains	(5)	432	(437)	(101.2)	104	1,596	(1,492)	(93.5)
Bank owned life insurance	847	967	(120)	(12.4)	1,697	1,913	(216)	(11.3)
Gain on sale of property	—	—	—	NA	777	—	777	NA
Other	1,607	1,063	544	51.2	2,898	1,881	1,017	54.1

Total noninterest income	$14,890	$20,215	$(5,325)	(26.3)%	$29,555	$35,754	$(6,199)	(17.3)%

Noninterest Expense

     Noninterest expense is primarily comprised of operating expenses for the Corporation. The major components are salaries and employee benefits, occupancy and equipment, professional fees and other operating expenses.

     Noninterest expense totaled $27.7 million for the three months ended June 30, 2004, a decrease of $5.3 million or 16.1 percent compared to the same 2003 period. The decrease was due to $7.4 million of prepayment costs associated with refinancing $50 million in fixed-term advances, in the second quarter of 2003, which did not recur in

2004. In addition, professional fees decreased $0.9 million primarily due to second quarter 2003 fees associated with the previously mentioned sale of $60.9 million of nonaccruing and accruing higher risk loans. These decreases were partially offset by a $1.8 million increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and two insurance agencies and increased incentive compensation accruals; a $0.5 million increase in occupancy and equipment primarily due to the previously mentioned acquisitions and branch expansion; and a $0.4 million increase in data processing primarily due to increased software maintenance costs.

     For the six months ended June 30, 2004, noninterest expense totaled $56.0 million, a decrease of $3.0 million or 5.1 percent compared to the same 2003 period. The decrease was due to $7.4 million of prepayment costs associated with refinancing $50 million in fixed-term advances in the second quarter of 2003 which did not recur in 2004. This decrease was partially offset by a $3.1 million increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and two insurance agencies and increased incentive compensation accruals; a $0.6 million increase in data processing primarily due to increased software maintenance costs and a $0.5 million increase in occupancy and equipment primarily due to the previously mentioned acquisitions and branch expansion.

     The efficiency ratio, noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, less gain on the sale of securities, decreased to 62.1 percent for the six months ended June 30, 2004 compared to 73.7 percent for the six months ended June 30, 2003. The calculation of the efficiency ratio excludes gains on sale of securities of $0.8 million and $9.5 million for the six months ended June 30, 2004 and 2003, respectively.

     The following table compares noninterest expense for the three and six months ended June 30, 2004 and 2003.

Table Seven
Noninterest Expense

	Three Months				Six Months
	Ended June 30		Increase/(Decrease)		Ended June 30		Increase/(Decrease)
(Dollars in thousands)	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Salaries and employee benefits	$14,368	$12,585	$1,783	14.2%	$29,391	$26,311	$3,080	11.7%
Occupancy and equipment	4,379	3,913	466	11.9	8,616	8,079	537	6.6
Data processing	1,006	634	372	58.7	1,868	1,312	556	42.4
Marketing	1,126	1,161	(35)	(3.0)	2,244	2,314	(70)	(3.0)
Postage and supplies	1,306	1,152	154	13.4	2,577	2,288	289	12.6
Professional services	2,361	3,230	(869)	(26.9)	5,073	5,002	71	1.4
Telephone	507	513	(6)	(1.2)	1,001	1,116	(115)	(10.3)
Amortization of intangibles	96	77	19	24.7	214	162	52	32.1
Prepayment costs on borrowings	—	7,366	(7,366)	(100.0)	—	7,366	(7,366)	(100.0)
Other	2,536	2,357	179	7.6	5,009	5,071	(62)	(1.2)

Total noninterest expense	$27,685	$32,988	$(5,303)	(16.1)%	$55,993	$59,021	$(3,028)	(5.1)%

Income Tax Expense

     Total income tax expense for the second quarter of 2004 was $5.0 million for an effective tax rate of 32.7 percent, compared to a tax benefit of $2.0 million for an effective tax rate of 32.5 percent for the second quarter of 2003. The income tax expense for the six months ended June 30, 2004 amounted to $9.5 million for an effective tax rate of 32.7 percent compared to $2.1 million for an effective tax rate of 26.5 percent for the same 2003 period. The increase in the effective tax rate for 2004 was primarily due to an increase in projected taxable income relative to nontaxable adjustments. Management anticipates the 2004 effective tax rate to range from 31 to 33 percent. The Corporation’s North Carolina tax returns for 1999, 2000 and 2001, are currently undergoing an audit by the North Carolina Department of Revenue. Management does not expect any significant, adverse impact to its results of operations arising from this examination.

Business Segments

     The Corporation’s operations are divided into five operating segments: commercial banking, brokerage, insurance, mortgage and financial management. These segments are identified based on the Corporation’s organizational structure and the Corporation’s chief operating decision makers review separate results of operations for each of these operating segments. For purposes of segment reporting, the Corporation has only one reportable segment, FCB, the Corporation’s primary banking subsidiary. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Brokerage, insurance, mortgage and financial management are reported as Other Operating Segments. Of these segments, the results of operations of FCB constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation, as set forth in Note Three to the consolidated financial statements. Included in Other are revenue, expenses and assets of the parent company and eliminations.

     The following table compares total income for the six months ended June 30, 2004 and 2003 for FCB, Other Operating Segments and Other:

Table Eight
Business Segment Net Income (Loss)

	For the Six Months
	Ended June 30
(Dollars in thousands)	2004	2003
FCB	$18,886	$6,290
Other Operating Segments	337	(134)
Other	272	(414)

Total consolidated	$19,495	$5,742

     FCB’s net income was $18.9 million for the six months ended June 30, 2004 compared to $6.3 million for the same year ago period. The increase was primarily due to (i) a $16.5 million decrease in the provision for loan losses primarily attributable to the sale of $60.9 million of nonaccruing and accruing higher risk loans in the second quarter of 2003; (ii) an $8.2 million decrease in interest expense resulting from a shift in funding sources from higher-cost retail certificates of deposit to lower-cost transaction based accounts, the benefits from the refinancing of $50 million and $81 million of fixed-term advances in the second quarter and fourth quarter of 2003, respectively, and the benefits from certain ALM transactions entered into during the first half of 2004 and (iii) a $5.7 million decrease in noninterest expense due to $7.4 million of prepayment costs associated with refinancing $50 million in fixed-term advances in the second quarter of 2003 which did not recur in 2004. These items were partially offset by (i) a $10.6 million decrease in noninterest income which was comprised of recognition of the gain on the sale of the credit card portfolio in the first quarter of 2003, lower trading gains and a decrease in gains on the sale of securities, which was partially offset by a gain on the sale of properties, increased service charges and other noninterest income; (ii) a $6.9 million increase in income tax expense due to an increase in projected taxable income relative to nontaxable adjustments and (iii) a $0.4 million decrease in interest income due mainly to lower yields on earning assets resulting from the continued effects of the low interest rate environment.

     Other operating segments reported net income of $0.3 million for the six months ended June 30, 2004 compared to a net loss of $0.1 million for the same year ago period. The increase was attributable to higher noninterest income of $3.2 million due to increases in financial management income, insurance services revenues and brokerage services revenues. The increases were partially offset by increased noninterest expense of $2.6 million resulting from an increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and two insurance agencies, and increased incentive compensation accruals based on the increases in noninterest income. These changes resulted in tax expense of $0.2 million for the first half of 2004, compared to a tax benefit of $47,000 for the same year ago period.

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

     At June 30, 2004, securities available for sale were $1.604 billion or 37.0 percent of total assets, compared to $1.602 billion or 38.1 percent of total assets at December 31, 2003. The securities available for sale portfolio was impacted by an increase in the unrealized net losses in the portfolio due to a rise in interest rates across the yield curve. Unrealized net losses on securities available for sale were $30.8 million at June 30, 2004 compared to unrealized net gains of $10.1 million at December 31, 2003. The decrease in the securities available for sale portfolio was partially offset by the securitization of $21.3 million of residential mortgage loans during the second quarter.

     Proceeds from the sale of securities available for sale were $38.0 million and $846.5 million for the six months ended June 30, 2004 and 2003, respectively. Gross gains of $1.1 million and gross losses of $0.3 million were realized in the six months ended June 30, 2004. Gross gains of $9.5 million were realized in the six months ended June 30, 2003.

     With market indicators predicting a rise in interest rates, the unrealized net losses in the securities available for sale portfolio could increase. However, the effective yields in the portfolio would increase as the amortization of premiums decreases due to slowing prepayment speeds. To mitigate the risk of rising interest rates on the securities available for sale portfolio, the Corporation has maintained a shortened average life in the securities held for sale portfolio over the past two years. This will allow the Corporation to reinvest the proceeds of maturing securities into higher rate securities or fund loan growth in a rising interest rate environment.

     The weighted average life of the portfolio was 3.74 years at June 30, 2004 compared to 3.66 years at December 31, 2003.

Loans Held for Sale

     Loans held for sale consists primarily of 15 and 30 year mortgages which the Corporation intends to sell as whole loans to improve its liquidity position. Loans held for sale are carried at the lower of aggregate cost or market. Loans held for sale were $26.8 million and $5.1 million at June 30, 2004 and December 31, 2003, respectively. Loans held for sale was impacted by originations, sales activity and securitizations, which is reflected in the Consolidated Statement of Cash Flows. No valuation allowance to reduce these loans to lower of cost or market was required at June 30, 2004 and December 31, 2003.

Loan Portfolio

     The Corporation’s loan portfolio at June 30, 2004 consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Within these six segments the Corporation targets customers in our geographic area, works within most business segments and focuses on a relationship based business model. Pricing is driven by quality, loan size, the Corporation’s relationship with the customer and by competition. The Corporation is primarily a secured lender in all these loan categories. The Corporation’s loans are generally five years or less in duration with the exception of home equity lines and residential mortgages, for which the terms range from 15 to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans, both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. Current balances of loans purchased and sold through the strategic partners program were $215.1 million and $15.3 million, respectively, at June 30, 2004. This portfolio includes commercial real estate, commercial non real estate and construction loans. This program enables the Corporation to diversify both its geographic and its total exposure risk.

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

Construction

     Real estate construction loans include both commercial and residential construction/permanent loans, which are intended to convert to permanent loans upon completion of the construction project. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures primarily in the Corporation’s market area. From time to time, the Corporation purchases construction loans in other market areas through a correspondent relationship. At June 30, 2004 loans purchased through this relationship represented 33.8 percent of the total construction loan portfolio. Construction loans purchased are typically serviced by third parties. Loans are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

Mortgage

     The Corporation originates 1-4 family residential mortgage loans throughout the Corporation’s footprint and in Reston, Virginia, which is a loan origination office. The Corporation offers a full line of products, including conventional, conforming, and jumbo fixed-rate and adjustable rate mortgages which are originated and sold into the secondary market; however, from time to time a portion of this production is retained and are serviced by the Corporation.

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

     Gross loans increased $95.4 million to $2.35 billion at June 30, 2004 compared to $2.25 billion at December 31, 2003. The growth in loans was primarily due to a $54.7 million increase in home equity loans partially due to the Corporation’s direct mailing campaign, a $44.3 million increase in commercial real estate loans, and a $34.3 million increase in primarily adjustable rate mortgage loans. These increases were partially offset by a $26.2 million and an $8.2 million decrease in construction and consumer loans, respectively. In addition, $6.4 million of nonaccruing and accruing higher risk residential mortgage loans were sold to investors during the first quarter of 2004 and $45.7 million of primarily fixed-rate mortgage loans originated in the first half of 2004 were classified as held for sale.

     The mix of variable and fixed-rate loans is a part of the Corporation’s ALM strategy. As of June 30, 2004, approximately $1.5 billion of the $2.35 billion loan portfolio was tied to variable interest rates.

     The table below summarizes loans in the classifications indicated as of June 30, 2004, and December 31, 2003.

Table Nine
Loan Portfolio Composition

	June 30,	%	December 31,	%
(Dollars in thousands)	2004	of Total Loans	2003	of Total Loans
Commercial real estate	$768,637	32.74%	$724,340	32.15%
Commercial non real estate	208,587	8.88	212,010	9.41
Construction	332,031	14.14	358,217	15.90
Mortgage	315,005	13.41	280,748	12.46
Consumer	276,236	11.76	284,448	12.63
Home equity	447,739	19.07	393,041	17.45

Total loans	2,348,235	100.00	2,252,804	100.00

Less — allowance for loan losses	(26,052)	(1.11)	(25,607)	(1.14)
Unearned income	(197)	(0.01)	(167)	(0.01)

Loans, net	$2,321,986	98.88%	$2,227,030	98.85%

Deposits

     CHAMP continues to attract new customers and deposits. During the first half of 2004, 19,779 new checking accounts were opened. In addition, during the first quarter of 2004 the Corporation introduced a new money market account, the Performance Plus Account, which offers an above market introductory interest rate for the first 90 days after an account is opened. This product has generated $228.0 million of deposits as of June 30, 2004. The emphasis of these programs is to develop new customer relationships, to shift our funding mix towards lower-cost funding sources and to generate additional fee income opportunities.

     Total deposits increased $166.9 million to $2.59 billion at June 30, 2004 compared to $2.43 billion at December 31, 2003. The increase in deposits was due to a $93.0 million increase in money market accounts and a $52.5 million increase in low-cost interest checking, savings and noninterest bearing deposits. Also, as a result of the Corporation’s strategy of shifting the funding mix, lower-cost brokered certificates of deposit increased $65.6 million, while higher-cost retail certificates of deposit decreased $44.2 million. Tables Two and Three provide information on the average deposit balances for the three and six months ended June 30, 2004 and 2003, respectively.

Other Borrowings

     Other borrowings consist of Federal Funds purchased, securities sold under agreement to repurchase, FHLB borrowings and other miscellaneous borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities less than one year collateralized by a portion of the Corporation’s securities of the United States government or its agencies. These borrowings are an important source of funding to the Corporation. Access to alternate short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single family loans held in the Corporation’s loan portfolio. FHLB borrowings are an alternative to other funding sources with similar maturities. Other borrowings decreased to $1.41 billion at June 30, 2004 compared to $1.43 billion at December 31, 2003.

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

Loan Administration and Underwriting

     The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loans less than $500,000 may be approved by experienced loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced lenders for any relationships greater than $500,000 and an independent Risk Manager whenever the relationship is greater than $1 million. All relationships greater than $2.0 million receive a comprehensive annual review by the senior lending officers of the Bank, which is then reviewed by the independent Risk Management Officers and the final approval officer with the appropriate signature authority. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Risk Officer and the Lending Oversight Committee comprised of executive and senior management. In addition, commitments over $10.0 million are reviewed by the Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. The Corporation has a general target lending limit of $10 million per relationship; however, at times some loans may exceed that limit. As of June 30, 2004, the Corporation had 12 relationships with exposure greater than the $10 million lending limit. At June 30, 2004, the total loan balance of these relationships was $126.0 million, all of which were current, with unfunded commitments totaling $56.7 million.

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

     The Corporation’s primary market area includes the state of North Carolina but predominately centers around the metro region of Charlotte. At June 30, 2004, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this metro region. An economic downturn in our primary market area could adversely affect our business. The diversity of the region’s economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

Derivatives

     Credit risk associated with derivatives is measured as the net replacement cost should the counter-parties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts assuming no recoveries of underlying collateral. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. In managing credit risk associated with its derivative activities, the Corporation deals primarily with commercial banks, broker-dealers and corporations. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counter-party upon the occurrence of certain events. In the first half of 2004, the Corporation entered into a series of interest rate swap agreements to provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items. See Asset-Liability Management and Interest Rate Risk for further details regarding these interest rate swap agreements.

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

     Nonaccrual loans at June 30, 2004 decreased to $12.5 million compared to $14.9 million at December 31, 2003. The decrease includes the sale of $2.1 million of nonaccrual mortgage loans during the first quarter of 2004. OREO decreased to $6.2 million at June 30, 2004 from $6.8 million at December 31, 2003.

     As a result of the Corporation’s continued focus on asset quality and the initiatives taken in 2003 and in the first half of 2004, our asset quality ratios remain strong. The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

Table Ten
Nonperforming and Problem Assets

	June 30		March 31		December 31		September 30		June 30
(Dollars in thousands)	2004		2004		2003		2003		2003
Nonaccrual loans	$12,533		$11,845		$14,910		$13,398		$11,144
Other real estate owned	6,159		6,199		6,836		6,709		6,866

Total nonperforming assets	18,693		18,044		21,746		20,107		18,010

Loans 90 days or more past due and still accruing interest	—		—		21		21		312

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$18,693		$18,044		$21,767		$20,128		$18,322

Nonperforming assets as a percentage of:
Total assets	0.43%		0.42%		0.52%		0.49%		0.45%
Total loans and other real estate owned	0.79		0.79		0.96		0.95		0.87
Past due loans over 30 days as a percentage of loans	0.47		0.64		1.04		0.71		0.67
Nonaccrual loans as a percentage of loans	0.53		0.52		0.66		0.64		0.54
Ratio of allowance for loan losses to nonperforming loans	2.08	x	2.17	x	1.72	x	1.79	x	2.12	x

     Nonaccrual loans at June 30, 2004 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Management anticipates that nonaccrual loans may increase in the near term as some customers continue to experience difficulties in this current economic environment. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.

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

     The table below presents certain data for the three and six months ended June 30, 2004 and 2003, including the following: (i) the allowance for loan losses at the beginning of the year, (ii) loans charged off and recovered (iii) loan charge-offs, net, (iv) the provision for loan losses, (v) the allowance for loan losses at June 30, 2004 and 2003, (vi) the average amount of net loans outstanding during the quarter, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to loans at June 30, 2004 and 2003.

Table Eleven
Allowance For Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance, beginning of period	$25,736	$26,495	$25,607	$27,204

Loan charge-offs:
Commercial non real estate	288	1,406	553	2,975
Commercial real estate	1,059	194	2,094	406
Construction	—	(41)	—	(41)
Mortgage	—	—	29	5
Consumer	850	694	1,705	1,290
Home equity	275	195	673	279

Total loans charged-off	2,472	2,448	5,054	4,914

Recoveries of loans previously charged-off:
Commercial non real estate	638	267	664	358
Commercial real estate	—	—	—	1
Consumer	150	69	384	202
Other	—	5	—	33

Total recoveries of loans previously charged-off	788	341	1,048	594

Net charge-offs	1,684	2,107	4,006	4,320

Provision for loan losses	2,000	19,492	5,000	21,543
Allowance related to loans sold	—	(20,236)	(549)	(20,783)

Balance, June 30	$26,052	$23,644	$26,052	$23,644

Average loans	$2,319,945	$2,140,412	$2,295,854	$2,122,314
Net charge-offs to average loans (annualized)	0.29%	0.39%	0.35%	0.41%
Allowance for loan losses to gross loans	1.11	1.15	1.11	1.15

     The allowance for loan losses was $26.1 million or 1.11 percent of gross loans at June 30, 2004 compared to $25.6 million or 1.14 percent of gross loans at December 31, 2003. The allowance for loan losses as a percentage of loans decreased primarily due to the impact of improved asset quality trends on the historical loss factors used in the loan loss migration model. In addition, the allowance for loan losses was reduced by $0.5 million due to the sale of nonaccruing and accruing higher risk mortgage loans and by net charge-offs of $4.0 million. Net charge-offs were impacted by one $0.6 million commercial loan recovery during the second quarter of 2004. These reductions were offset by an additional provision expense of $5.0 million.

     The allowance for loan losses was also impacted by changes in the allocation of loan losses to various loan types. Total commercial loan allocations decreased $0.3 million primarily due to decreases in the historical loss factors as asset quality trends improved. As a result of the previously mentioned sale of $60.9 million of nonaccruing and accruing higher risk loans in the second quarter of 2003, the historical loss factors in the allowance model increased. As the asset quality in the commercial loan portfolio improves, the historical loss factors continue to decrease. Management anticipates the historical loss factors to continue to trend lower over time, as the allowance model will be impacted by lower historical losses. Mortgage loan allocations of allowance increased $0.1 million during the first half of 2004 primarily due to mortgage loan growth, partially offset by the sale of nonaccruing and accruing higher risk mortgage loans. Consumer loan allocation factors increased $0.8 million primarily due to increases in the consumer historical loss factors used in the allowance model.

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

     The provision for loan losses decreased to $2.0 million for the three months ended June 30, 2004 compared to $19.5 million for the same year ago period. The provision for loan losses for the six months ended June 30, 2004, decreased to $5.0 million compared to $21.5 million for the same year ago period. The decrease in the provision for loan losses was primarily attributable to the previously mentioned sale of $60.9 million of nonaccruing and accruing higher risk loans in the second quarter of 2003. In addition, certain residential rental property loans totaling $12.9 million identified in the second quarter of 2003 resulted in the Corporation increasing the provision for loan losses by approximately $2.4 million during that period. At June 30, 2004, there were 115 of these loans remaining with a balance of $7.6 million.

     The provision for loan losses was also impacted by a decrease in net charge-offs of $0.4 million and $0.3 million for the three and six months ended June 30, 2004, compared to the same year ago period. This decrease was primarily due to a $0.6 million commercial loan recovery during the second quarter of 2004. Net charge-offs for the three months ended June 30, 2004 amounted to $1.7 million, or 0.29 percent of average loans, compared to $2.1 million, or 0.39 percent of average loans for the same 2003 period. Net charge-offs for the six months ended June 30, 2004 amounted to $4.0 million, or 0.35 percent of average loans, compared to $4.3 million, or 0.41 percent of average loans for the same 2003 period.

     During the first half of 2004, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information, and assesses its impact on the allowance for loan losses. Based on its review for the three months ended June 30, 2004, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.

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

Market Risk Management

Asset-Liability Management and Interest Rate Risk

     The primary objective of the Corporation’s asset-liability management strategy is to enhance earnings through balance sheet growth while reducing or minimizing the risk caused by interest rate changes. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 5.9 percent of net interest income at June 30, 2004. Assuming a 125 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 1.4 percent of net interest income at June 30, 2004. Although the Corporation’s policy for interest shock scenarios is an increase or decrease of 300 basis points, in the current low interest rate environment the decreased interest rate shock scenario is equal to the Fed Funds rate of 125 basis points. Both of the rate shock scenarios are within Management’s acceptable range.

     In the first half of 2004, the Corporation entered into a series of interest rate swap agreements. The interest rate swaps will result in the Corporation receiving interest at an average fixed-rate of 5.16 percent and paying interest at an average variable-rate of 3.00 percent, which is based off LIBOR, for an average period of 5.9 years with a notional amount of $222 million.

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

     As a result of swapping $222 million of fixed-rate debt payments for variable-rate payments, the Corporation’s balance sheet would become liability sensitive. Therefore, as part of the Corporation’s ALM strategy of preserving the asset sensitive nature of the Corporation’s balance sheet, the Corporation replaced $255 million of existing FHLB floating rate overnight borrowings with fixed-rate FHLB advances with maturities of one to three years.

     Interest rate swaps assist the Corporation’s ALM process. The Corporation’s interest rate risk management strategy includes the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not have significant adverse effects on net interest income. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate liabilities are expected to substantially offset this unrealized appreciation or depreciation.

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

     Table Twelve summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest bearing bank deposits, are excluded from Table Twelve as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at June 30, 2004. These expected maturities, weighted average effective yields and fair values will change if interest rates change. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.

Table Twelve
Market Risk
June 30, 2004

		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Assets
Debt securities
Fixed rate
Book value	$1,658,381	$472,991	$327,990	$226,581	$189,239	$399,504	$42,076
Weighted average effective yield	3.75%
Fair value	$1,541,655
Loans and loans held for sale
Fixed rate
Book value	$605,175	181,323	132,577	113,613	64,029	39,671	73,962
Weighted average effective yield	6.65%
Fair value	$616,329
Variable rate
Book value	$1,743,579	628,951	253,963	191,567	125,124	88,327	455,647
Weighted average effective yield	4.62%
Fair value	$1,738,482
Liabilities
Deposits
Fixed rate
Book value	$1,211,554	931,783	183,212	69,548	21,223	1,654	4,134
Weighted average effective yield	2.16%
Fair value	$1,215,310
Variable rate
Book value	$1,014,473	264,596	261,076	259,794	111,402	55,561	62,044
Weighted average effective yield	0.49%
Fair value	$996,461
Other borrowings
Fixed rate
Book value	$697,267	235,046	125,054	135,057	60	63	201,987
Weighted average effective yield	3.13%
Fair value	$703,985
Variable rate
Book value	$713,214	713,214	—	—	—	—	—
Weighted average effective yield	1.39%
Fair value	$713,186

Off-Balance Sheet Risk

     The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note Thirteen of the consolidated financial statements for further discussion of these commitments. The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

     The following table presents aggregated information about commitments of the Corporation which could impact future periods.

Table Thirteen
Commitments
As of June 30, 2004

	Amount of Commitment Expiration Per Period
	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed
Lines of Credit	$29,064	$2,679	$3,275	$310,827	$345,845
Standby Letters of Credit	8,547	137	—	—	8,684
Loan Commitments	343,908	40,054	15,515	12,150	411,627

Total Commitments	$381,519	$42,870	$18,790	$322,977	$766,156

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

     The Corporation’s primary source of funding is proceeds from customer deposits, other borrowings, loan repayments, and securities available for sale. Cash flows from operations are a significant component of liquidity risk management and include both deposit maturities and scheduled cash flows from loan and investment maturities payments. Cash flows from operating activities decreased in the first half of 2004 mainly due to greater funding needs for originations of mortgage loans held for sale than proceeds received from the sale of such loans, partially offset by net income, a decrease in other assets and an increase in other liabilities. Cash flows used in investing activities declined in the first half of 2004 as the purchases of securities available for sale and loan originations exceeded the sale and maturities of securities available for sale. Cash flows from financing activities increased mainly due to an increase in deposits to fund the increase in securities available for sale and loans, partially offset by a decrease in borrowings and dividends paid.

     If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At June 30, 2004, the Bank had an available line of credit with the FHLB totaling $1.16 billion with $1.12 billion outstanding. At June 30, 2004, the Bank also had federal funds back-up lines of credit totaling $70.0 million, of which there were no amounts outstanding. At June 30, 2004, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstandings of $41.6 million.

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

     Shareholders’ equity at June 30, 2004 decreased to $283.8 million, representing 6.54 percent of period-end assets compared to $299.4 million or 7.12 percent of period-end assets at December 31, 2003. The after-tax unrealized loss on securities available for sale at June 30, 2004 was $18.8 million compared to an after-tax unrealized gain of $6.2 million at December 31, 2003. This decrease was due to an increase in interest rates across the yield curve. In addition, cash dividends of $0.185 per share resulted in cash dividend payments of $11.0 million for the six months ended June 30, 2004. These decreases were partially offset by net income of $19.5 million.

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of June 30, 2004, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the three and six months ended June 30, 2004.

     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At June 30, 2004, no shares had been repurchased under this authorization.

     At June 30, 2004, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation’s and the Bank’s various regulators categorized the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. In the judgment of management, there have been no events or conditions since those notifications that would change the “well capitalized” status of the Corporation or the Bank. The Corporation’s capital requirements are summarized in the table below:

Table Fourteen
Capital Ratios

			Risk-Based Capital
	Leverage Capital (1)		Tier 1 Capital (2)		Total Capital (2)
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Actual	$281,980	6.56%	$281,980	9.92%	$308,335	10.85%
Required	171,825	4.00	113,694	4.00	227,389	8.00
Excess	110,155	2.56	168,286	5.92	80,946	2.85

(1)	Percentage of total adjusted average assets. The Federal Reserve Board minimum leverage ratio requirement is 3.00 percent to 5.00 percent, depending on the institution’s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Corporation of any specific requirement applicable to it.

(2)	Percentage of risk-weighted assets.

Regulatory Recommendations

     During the third quarter of 2003, the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) and the Office of the North Carolina Commissioner of Banks (the “Banking Commissioner”), the Bank’s primary federal and state regulatory agencies. The Written Agreement arose out of certain previously disclosed regulatory examinations and required the Bank to take appropriate actions to improve its programs and procedures for complying with the Currency and Foreign Transactions Reporting Act and the anti-money laundering provisions of Regulation H of the Board of Governors of the Federal Reserve System. The Bank subsequently took substantial actions, and adopted and implemented a number of policies and procedures, to address the concerns of the regulatory agencies. As a result of these actions, the Federal Reserve Bank, in concurrence with the Banking Commissioner, terminated the Written Agreement effective July 2, 2004.

     Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities, which, if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.

Accounting Matters

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities by business enterprises. Variable interest entities are entities with equity interests that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of expected losses if they occur, receive a majority of the entity’s residual returns if they occur, or both. The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FIN 46 an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46 R”), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The Corporation adopted the provisions of FIN 46 and FIN 46 R effective March 2004 with no material effect on its consolidated financial statements. At June 30, 2004, the Corporation did not have any significant investments in variable interest entities.

     In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-03 (“SOP 03-03”), which addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-03 includes loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-03 does not apply to loans originated by the entity. SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation does not expect adoption of SOP 03-03 to have a material effect on its consolidated financial statements.

     In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 (SAB 105), which contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after June 30, 2004. The Corporation adopted SAB 105 on June 30, 2004, with no effect on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset-Liability Management and Interest Rate Risk on page 38 for Quantitative and Qualitative Disclosures about Market Risk.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Recent sales of Unregistered Securities

     On July 7, 2003, the Corporation, through First Charter Bank, its primary banking subsidiary, acquired all of the outstanding shares of a third party benefits administrator pursuant to a Merger Agreement dated as of the same date (the “Merger Agreement”). No underwriters were used in connection with this transaction. In connection with this transaction, the Corporation issued an aggregate of 78,441 shares of the Corporation’s common stock to John Googe and Jeannie Felts, the shareholders of such acquired entity. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The Merger Agreement also contemplates additional, subsequent issuances of the Corporation’s common stock based upon the future performance of the acquired entity. The Corporation expects the value of these issuances, if earned, to total approximately $880,000. There were no additional issuances of the Corporation’s common stock during the six months ended June 30, 2004.

(e) Issuer Purchases of Equity Securities

     The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended June 30, 2004.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs (1)	Plans or Programs
April 1, 2004-April 30, 2004	—	—	—	1,625,400
May 1, 2004-May 31, 2004	—	—	—	1,625,400
June 1, 2004-June 30, 2004	—	—	—	1,625,400

Total	—	—	—	1,625,400

(1) On January 24, 2002, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to 1,500,000 shares of the Corporation’s common stock from time to time. As of June 30, 2004, the Corporation had repurchased 1,374,600 shares under this authorization. No shares were repurchased under this authorization during the quarter ended June 30, 2004. On November 3, 2003, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to an additional 1,500,000 shares of the Corporation’s common stock from time to time. As of June 30, 2004, no shares have been repurchased under this authorization. These stock repurchase plans have no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) First Charter Corporation’s Annual Meeting of Shareholders was held on April 28, 2004.

(c) The following are the voting results on each matter (exclusive of procedural matters) submitted to the shareholders:

1.	To elect six directors to the Corporation’s Board of Directors with terms expiring in 2007 and one director with a term expiring in 2006.

	For	Withheld
Harold D. Alexander	22,047,283	546,908
H. Clark Goodwin	21,857,099	737,092
Lawrence M. Kimbrough	21,704,190	890,001
Samuel C. King, Jr.	22,048,639	545,552
Jerry E. McGee	22,064,866	529,325
Thomas R. Revels	21,949,266	644,925
Ellen L. Messinger	21,871,347	722,844

2.	To ratify the action of the Corporation’s Audit Committee in appointing KPMG LLP as the Corporation’s independent certified public accountants for 2004.

For Against Abstain	21,758,992 595,245 239,954

Item 5. Other Information

(a) Amendment to Procedures by which Shareholders may Recommend Director Nominees

     During the second quarter of 2004, the Board of Directors of the Corporation (the “Board”) modified the advance notice requirements with respect to shareholder recommendations of nominees for election to the Board. At a meeting of the Board held on April 25, 2004, the Board approved amendments to the Corporation’s Bylaws that, among other things, change the dates during which shareholder recommendations are required to be received by the Corporate Secretary in order to allow the Board’s Governance and Nominating Committee sufficient time to evaluate those recommendations in advance of the annual meeting of shareholders or a special meeting of shareholders at which one or more directors are to be elected.

     Prior to amendment, in order for a shareholder to properly bring a nomination before the annual meeting of shareholders in a given year, a shareholder was required to deliver written notice to the Corporate Secretary not later than the close of business on the 50th day, and not earlier than the close of business on the 75th day, prior to the first anniversary of the prior year’s annual meeting of shareholders. In order for a shareholder to properly bring a nomination before a special meeting of shareholders at which one or more directors were to be elected, a shareholder was required to deliver written notice to the Corporate Secretary not earlier than the close of business on the 75th day prior to such special meeting and not later than the close of business on the later of the 50th day prior to such special meeting or the 10th day following the day on which public announcement of the date of the special meeting and of the nominees proposed by the Board to be elected at such meeting was first made by the Corporation. As amended, for an annual meeting, a shareholder must now deliver the written notice to the Corporate Secretary not later than the close of business on the 90th day, and not earlier than the close of business on the 120th day, prior to the first anniversary of the prior year’s annual meeting of shareholders. For a special meeting, a shareholder must now deliver the written notice to the Corporate Secretary not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement of the date of the special meeting and of the nominees proposed by the Board to be elected at such meeting is first made by the Corporation. The dates by which a shareholder must bring this written notice in the event that the annual meeting of shareholders is more than 30 days before, or more than 60 days after, the first anniversary of the prior annual meeting of shareholders have been similarly modified.

     The full text of the amended advance notice requirements is as follows:

     "Section 15. Nomination of Directors and Shareholder Business

     (a) Annual Meetings of Shareholders.

(1)	Nominations of persons for election to the Board of Directors of the Corporation may be made at an annual meeting of shareholders (i) pursuant to the Corporation’s notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) by any shareholder of the Corporation who was a shareholder of record at the time of giving of notice provided for in this Section 15, who is entitled to vote at the meeting and who complies with the notice procedures set forth herein.

(2)	For nominations to be properly brought before an annual meeting by a shareholder pursuant to clause (iii) of paragraph (a)(1) of this Section 15, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder’s notice shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the shareholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Corporation. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a shareholder’s notice as described above. Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made (x) the name and address of such shareholder, as they appear on the Corporation’s books, and of such beneficial owner and (y) the class and number of shares of the Corporation that are owned beneficially and of record by such shareholder and such beneficial owner.

     (b) Special Meetings of Shareholders.

Only such business shall be conducted at a special meeting of shareholders as shall have been brought before the meeting pursuant to the Corporation’s notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of shareholders at which directors are to be elected pursuant to the Corporation’s notice of meeting (i) by or at the direction of the Board of Directors or (ii) provided that the Board of Directors has determined that directors shall be elected at such meeting, by any shareholder of the Corporation who is a shareholder of record at the time of giving of notice provided for in this Section 15, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth herein. In the event the Corporation calls a special meeting of shareholders for the purpose of electing one or more directors to the Board of Directors, any such shareholder may nominate a person or persons for election to such positions as specified in the Corporation’s notice of meeting, if the shareholder’s notice required by paragraph (a)(2) hereof shall be delivered to the Secretary at the principal executive offices of the Corporation not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting is first made by the Corporation. In no event shall the public announcement of an adjournment of a special meeting commence a new time period for the giving of a shareholders’ notice as described herein.”

(b) Amendment to Procedure for Submission of Shareholder Proposals

     In addition to changing to the dates during which shareholder recommendations for director nominees are required to be delivered to the Corporate Secretary, the amended Bylaws also provide an advance notice provision for all other general proposals submitted by shareholders in connection with an annual meeting of shareholders. The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Corporation’s proxy statement for the 2005 Annual Meeting of Shareholders remains November 17, 2004. As amended, shareholder proposals not to be included in the proxy statement must now be delivered to the Corporate Secretary at the principal executive offices of the Corporation not later than the close of business on the 90th day, and not earlier than the close of business on the 120th day, prior to the first anniversary of the preceding year’s annual meeting of shareholders to be considered timely pursuant to Rule 14a-4 and 14a-5(e) under the Exchange Act. As a result of this change, the date by which such notice must be delivered to the Corporation for the 2005 Annual Meeting of Shareholders has been changed from January 31, 2005, as published in the Corporation’s 2004 proxy statement, to January 28, 2005. Such proposal also may not be submitted earlier than December 29, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No. (per Exhibit Table in item 601 of Regulation S-K)	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following report on Form 8-K was filed by the registrant during the quarter ended June 30, 2004:

Current Report on Form 8-K dated April 7, 2004 and filed April 7, 2004, Item 5.

The following report on Form 8-K was furnished by the registrant during the quarter ended June 30, 2004:

Current Report on Form 8-K dated April 13, 2004 and filed April 13, 2004, Items 9 and 12.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

Date: August 5, 2004	By:	/s/ Robert O. Bratton

Robert O. Bratton
Executive Vice President &
Chief Financial Officer