Form 10-Q
period 2004-09-30
FIRST CHARTER CORP /NC/
filed 2004-11-04
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of November 3, 2004 the Registrant had outstanding 29,913,733 shares of Common Stock, no par value.

First Charter Corporation

Form 10-Q for the Quarterly Period Ended September 30, 2004

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

First Charter Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30	December 31
	2004	2003
(Dollars in thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$98,000	$88,564
Federal funds sold	2,080	1,311
Interest bearing bank deposits	9,259	23,631

Cash and cash equivalents	109,339	113,506

Securities available for sale (cost of $1,632,069 and $1,591,803; carrying amount of pledged collateral $1,178,725 and $1,129,474)	1,630,655	1,601,900
Loans held for sale	5,468	5,137
Loans	2,425,276	2,252,804
Less: Unearned income	(301)	(167)
Allowance for loan losses	(26,859)	(25,607)

Loans, net	2,398,116	2,227,030

Premises and equipment, net	96,522	95,756
Other assets	168,944	163,364

Total assets	$4,409,044	$4,206,693

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$368,156	$326,679
Interest bearing	2,188,906	2,101,218

Total deposits	2,557,062	2,427,897

Other borrowings	1,482,340	1,432,200
Other liabilities	60,991	47,157

Total liabilities	4,100,393	3,907,254

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 29,829,898 and 29,720,163 shares	117,292	115,270
Common stock held in Rabbi Trust for deferred compensation	(775)	(636)
Deferred compensation payable in common stock	775	636
Retained earnings	192,221	178,008
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale, net	(862)	6,161

Total shareholders’ equity	308,651	299,439

Total liabilities and shareholders’ equity	$4,409,044	$4,206,693

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(Dollars in thousands, except share and per share data)	2004	2003	2004	2003
Interest income:
Loans	$31,349	$28,936	$89,827	$89,731
Federal funds sold	5	6	11	17
Interest bearing bank deposits	39	91	122	430
Securities	15,689	14,200	47,258	43,564

Total interest income	47,082	43,233	137,218	133,742

Interest expense:
Deposits	8,916	9,963	25,660	33,095
Federal funds purchased and securities sold under agreements to repurchase	738	590	1,922	1,633
Federal Home Loan Bank and other borrowings	6,633	6,480	18,436	20,192

Total interest expense	16,287	17,033	46,018	54,920

Net interest income	30,795	26,200	91,200	78,822
Provision for loan losses	1,600	2,400	6,600	23,943

Net interest income after provision for loan losses	29,195	23,800	84,600	54,879
Noninterest income:
Service charges on deposit accounts	6,781	5,674	18,732	16,375
Financial management income	1,602	1,400	4,649	2,466
Gain on sale of securities	1,267	270	2,087	9,782
Gain on sale of deposits and loans	339	—	339	—
Gain on sale of credit card loan portfolio	—	49	—	2,262
Income (loss) from equity method investments	—	78	(300)	(298)
Mortgage services income	365	1,185	1,389	2,404
Brokerage services income	612	861	2,484	2,159
Insurance services income	2,464	2,327	8,129	6,993
Trading gains	7	158	111	1,754
Bank owned life insurance	860	992	2,557	2,905
Gain on sale of properties	—	382	777	382
Other	1,742	1,324	4,640	3,270

Total noninterest income	16,039	14,700	45,594	50,454

Noninterest expense:
Salaries and employee benefits	14,779	13,133	44,170	39,379
Occupancy and equipment	4,115	4,079	12,731	12,158
Data processing	945	712	2,813	2,024
Marketing	1,141	1,173	3,385	3,487
Postage and supplies	1,204	982	3,781	3,270
Professional services	2,264	3,158	7,337	8,160
Telephone	496	584	1,497	1,700
Amortization of intangibles	111	127	325	289
Prepayment costs on borrowings	—	—	—	7,366
Other	2,292	2,451	7,301	7,587

Total noninterest expense	27,347	26,399	83,340	85,420

Income before income taxes	17,887	12,101	46,854	19,913
Income tax expense	6,499	3,207	15,971	5,277

Net income	$11,388	$8,894	$30,883	$14,636

Net income per share:
Basic	$0.38	$0.30	$1.04	$0.49
Diluted	$0.38	$0.30	$1.02	$0.49
Weighted average shares:
Basic	29,810,917	29,672,137	29,797,642	29,825,313
Diluted	30,231,191	29,904,440	30,134,952	30,020,709

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
	Common Stock		Trust for Deferred	Compensation Payable in	Retained	Other Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2002	30,069,147	$122,870	$(476)	$476	$185,900	$15,916	$324,686
Comprehensive income:
Net income	—	—	—	—	14,636	—	14,636
Unrealized loss on securities available for sale, net	—	—	—	—	—	(12,230)	(12,230)

Total comprehensive income							2,406
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(146)	—	—	—	(146)
Deferred compensation payable in common stock	—	—	—	146	—	—	146
Cash dividends	—	—	—	—	(16,537)	—	(16,537)
Stock options exercised	60,526	893	—	—	—	—	893
Shares issued in connection with business acquisition	78,441	1,323	—	—	—	—	1,323
Purchase and retirement of common stock	(565,000)	(10,508)	—	—	—	—	(10,508)

Balance, September 30, 2003	29,643,114	$114,578	$(622)	$622	$183,999	$3,686	$302,263

Balance, December 31, 2003	29,720,163	$115,270	$(636)	$636	$178,008	$6,161	$299,439
Comprehensive income:
Net income	—	—	—	—	30,883	—	30,883
Unrealized loss on securities available for sale, net	—	—	—	—	—	(7,023)	(7,023)

Total comprehensive income							23,860
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(139)	—	—	—	(139)
Deferred compensation payable in common stock	—	—	—	139	—	—	139
Cash dividends	—	—	—	—	(16,670)	—	(16,670)
Stock options exercised and Dividend Reinvestment Plan stock issued	70,944	1,183	—	—	—	—	1,183
Shares issued in connection with business acquisition	20,244	425	—	—	—	—	425
Restricted stock issued	18,547	414	—	—	—	—	414

Balance, September 30, 2004	29,829,898	$117,292	$(775)	$775	$192,221	$(862)	$308,651

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$30,883	$14,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	6,600	23,943
Depreciation	6,672	6,687
Amortization of intangibles	325	289
Premium amortization and discount accretion, net	2,964	5,620
Net gain on securities available for sale transactions	(2,087)	(9,782)
Net gain on sale of foreclosed assets	(104)	(2)
Net loss on sale of equipment	61	5
Gain on sale of credit card loan portfolio	—	(2,262)
Loss from equity method investments	300	298
Gain on sale of deposits and loans	(339)	—
Net gain on sale property	(777)	(382)
Origination of mortgage loans held for sale	(76,031)	(385,222)
Proceeds from sale of mortgage loans held for sale	34,959	241,920
Increase in cash surrender value of bank owned life insurance	(2,557)	(2,905)
Increase in other assets	(879)	(2,150)
Increase (decrease) in other liabilities	13,843	(14,086)

Net cash provided by (used in) operating activities	13,833	(123,393)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	94,272	916,697
Proceeds from maturities of securities available for sale	373,765	484,641
Purchase of securities available for sale	(468,436)	(1,604,367)
Net increase in loans and loans held for sale	(187,601)	(119,936)
Proceeds from sale of loans	5,828	40,220
Proceeds from sales of other real estate	4,093	8,207
Net purchases of premises and equipment	(6,736)	(7,604)
Proceeds from sale of credit card portfolio	—	13,242
Divestitures and acquisition of business activities, net of cash paid	(6,918)	(280)

Net cash used in investing activities	(191,733)	(269,180)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	130,441	269,318
Net increase (decrease) in certificates of deposit	8,225	(110,382)
Net increase in securities sold under repurchase agreements and other borrowings	50,140	218,971
Purchase and retirement of common stock	—	(10,508)
Proceeds from issuance of common stock	1,597	893
Dividends paid	(16,670)	(16,537)

Net cash provided by financing activities	173,733	351,755

Net decrease in cash and cash equivalents	(4,167)	(40,818)
Cash and cash equivalents at beginning of period	113,506	169,850

Cash and cash equivalents at end of period	$109,339	$129,032

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,275	$57,066
Cash paid for income taxes	10,473	12,543
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate	2,116	4,633
Unrealized loss on securities available for sale (net of tax effect of ($4,488) and $(7,833), respectively)	(7,023)	(12,230)
Issuance of common stock for business acquisition	425	1,232
Loans held for sale securitized and transferred to the securities available for sale portfolio	40,742	286,922
Allowance related to loans sold	584	20,783

See accompanying notes to consolidated financial statements.

FIRST CHARTER CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2004 and 2003

     First Charter Corporation (the “Corporation”) is a regional financial services company with assets of approximately $4.4 billion and is the holding company for First Charter Bank (“FCB” or the “Bank”). FCB is a full-service bank and trust company with 53 financial centers, six insurance offices and 99 ATMs located in 18 counties throughout the piedmont and western half of North Carolina. FCB also operates one mortgage origination office in Virginia. FCB provides businesses and individuals with a broad range of financial services, including banking, comprehensive financial planning, discretionary investment management, investments, insurance, mortgages and a full array of employee benefit programs.

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

     Accounting policies followed by the Corporation are presented on pages 53 to 61 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. With the exception of the Corporation’s policy regarding derivative instruments and tax contingencies, these policies have not materially changed from the disclosure in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     The Corporation accounts for these interest rate swaps as a hedge of the fair value of the designated Federal Home Loan Bank (“FHLB”) advances. Accordingly, the Corporation records on a quarterly basis, in noninterest income, the net change in the fair value of the interest rate swap and the designated FHLB advances, attributed to changes in interest rates, provided the criteria for hedge accounting continue to be met. In the event such criteria are not met in a future period, the Corporation will only record changes in the fair value on the interest rate swap. The derivative hedging instruments are recorded at fair value in other assets or other liabilities.

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

Tax Contingencies

     In accounting for tax contingencies, the Corporation assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Corporation’s tax position. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in the consolidated financial statements.

     Changes to our tax contingency estimate occur periodically due to implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, which are often driven by the Corporation’s judgments, affect current taxes payable and can be material to the Corporation’s operating results for any particular quarter.

Recently Adopted Accounting Pronouncements

     In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 (SAB 105), which contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The Corporation adopted SAB 105 on April 1, 2004, with no material effect on its consolidated financial statements.

     From time to time, the Financial Accounting Standards Board (“FASB”) issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes to and proposed effective dates of exposure drafts.

Note Two — Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the three months and nine months ended September 30, 2004 and 2003, respectively. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options, were issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented.

     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Basic weighted average number of common shares outstanding	29,810,917	29,672,137	29,797,642	29,825,313
Dilutive effect arising from potential common stock issuances	420,274	232,303	337,310	195,396

Diluted weighted average number of common shares outstanding	30,231,191	29,904,440	30,134,952	30,020,709

     The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share. For both the three and nine months ended September 30, 2004, this amount was 0.7 million shares, and for both of the comparable 2003 periods this amount was 1.1 million shares.

     The Corporation paid cash dividends of $0.19 per share and $0.185 per share for the three months ended September 30, 2004 and 2003, respectively, and paid cash dividends of $0.56 per share and $0.555 per share for the nine months ended September 30, 2004 and 2003, respectively.

Note Three — Business Segment Information

     Refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 for information with respect to the Corporation’s policies for defining and accounting for its segments. Financial information by segment for the three months ended September 30, 2004 and 2003 is as follows:

Three Months Ended September 30, 2004
		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals
Total interest income	$46,843	$238	$1	$47,082
Total interest expense	16,096	—	191	16,287

Net interest income	30,747	238	(190)	30,795
Provision for loan losses	1,600	—	—	1,600
Total noninterest income	10,399	5,082	558	16,039
Total noninterest expense	21,747	5,551	50	27,348

Net income before income taxes	17,799	(231)	318	17,886
Income taxes expense	6,455	(70)	113	6,498

Net income	$11,344	$(161)	$205	$11,388

Total loans held for sale and loans, net	$2,397,436	$6,148	$—	$2,403,584
Total assets	4,333,363	53,796	21,885	4,409,044

Three Months Ended September 30, 2003
		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals
Total interest income	$43,064	$146	$23	$43,233
Total interest expense	16,879	—	154	17,033

Net interest income	26,185	146	(131)	26,200
Provision for loan losses	2,400	—	—	2,400
Total noninterest income	8,603	5,963	278	14,844
Total noninterest expense	20,606	5,927	10	26,543

Net income before income taxes	11,782	182	137	12,101
Income taxes expense	3,123	47	37	3,207

Net income	$8,659	$135	$100	$8,894

Total loans held for sale and loans, net	$2,083,828	$16,294	$—	$2,100,122
Total assets	4,030,301	31,369	26,297	4,087,967

(1)	Included in Other Operating Segments are revenues, expenses and assets of insurance services, brokerage, mortgage, leasing and financial management.

(2)	Included in Other are revenues, expenses and assets of the parent company and eliminations.

     Financial information by segment for the nine months ended September 30, 2004 and 2003 is as follows:

Nine Months Ended September 30, 2004
		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals
Total interest income	$136,666	$511	$41	$137,218
Total interest expense	45,469	—	549	46,018

Net interest income	91,197	511	(508)	91,200
Provision for loan losses	6,600	—	—	6,600
Total noninterest income	27,500	16,719	1,375	45,594
Total noninterest expense	66,234	16,962	144	83,340

Net income before income taxes	45,863	268	723	46,854
Income taxes expense	15,633	92	246	15,971

Net income	$30,230	$176	$477	$30,883

Total loans held for sale and loans, net	$2,397,436	$6,148	$—	$2,403,584
Total assets	4,333,363	53,796	21,885	4,409,044

Nine Months Ended September 30, 2003
		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals
Total interest income	$133,293	$392	$57	$133,742
Total interest expense	54,483	—	437	54,920

Net interest income	78,810	392	(380)	78,822
Provision for loan losses	23,943	—	—	23,943
Total noninterest income	36,300	14,364	(1)	50,663
Total noninterest expense	70,828	14,755	46	85,629

Net income (loss) before income taxes	20,339	1	(427)	19,913
Income taxes expense (benefit)	5,390	—	(113)	5,277

Net income (loss)	$14,949	$1	$(314)	$14,636

Total loans held for sale and loans, net	$2,083,828	$16,294	$—	$2,100,122
Total assets	4,030,301	31,369	26,297	4,087,967

(1)	Included in Other Operating Segments are revenues, expenses and assets of insurance services, brokerage, mortgage, leasing and financial management.

(2)	Included in Other are revenues, expenses and assets of the parent company and eliminations.

Note Four — Acquisitions

     (a) Insurance Agencies. In July and October of 2003, the Corporation, through a subsidiary of FCB, acquired Piedmont Insurance Agency, Inc. and Robertson Insurance Agency, Inc., respectively. These acquisitions were recorded using the purchase accounting method. The purchase price for both agencies totaled $1.1 million in cash. The purchase agreements also contemplate additional cash payments based on the post-closing performance of the acquired businesses. The year over year increases in insurance services income is due to the organic growth of our insurance agencies as well as the insurance agencies and customer lists acquired. Pro forma financial information reflecting the effect of these acquisitions on periods prior to the combination is not considered material.

     (b) Third Party Benefits Administrator. In July of 2003, the Corporation, through a subsidiary of FCB, purchased a third party benefits administrator in a stock transaction. This acquisition was accounted for as a purchase. The purchase price delivered at closing consisted of First Charter common stock valued at $1.32 million, and the agreement contemplates additional common stock payments based on the post closing performance of the business. Based on this agreement and the performance of the business, during the third quarter of 2004 the Corporation issued 20,244 additional shares of common stock valued at $425,000 for the period of July 1, 2003 through June 30, 2004. The value of subsequent additional payments, if earned, is expected to total approximately $440,000. The results of operations of this entity are included in the consolidated results of operations of the Corporation from the date of the acquisition. The year over year increases in financial management income are mainly due to the acquisition of a third party benefits administrator. Pro forma financial information reflecting the effect of this acquisition on periods prior to the combination is not considered material.

Note Five — Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of September 30, 2004 and December 31, 2003:

	September 30		December 31
	2004		2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Noncompete agreements (1)	$946	$926	$946	$861
Customer lists (1)	1,637	443	1,471	236
Mortgage servicing rights (1)	7,558	5,742	7,083	4,977
Branch acquisitions (2)	1,111	1,111	1,111	1,097
Other intangibles (1)(3)	376	62	232	22

Total	$11,628	$8,284	$10,843	$7,193

Unamortized intangible assets:
Goodwill (4)	$19,137	$—	$19,222	$—

(1)	Noncompete agreements, customer lists, mortgage servicing rights and other intangibles are recorded in the Other Operating Segments as described in the 2003 Annual Report on Form 10-K.

(2)	Branch acquisition intangible assets are recorded in the FCB segment as described in the 2003 Annual Report on Form 10-K.

(3)	Other intangibles include trade name and proprietary software.

(4)	Goodwill of $6,252 is recorded in the Other Operating Segments and $12,885 is recorded in FCB as described in the 2003 Annual Report on Form 10-K.

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $111,000 and $325,000 for the three and nine months ended September 30, 2004, respectively, and $127,000 and $289,000 for the comparable 2003 periods.

     The following table presents the estimated amortization expense for intangible assets for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and 2009 and thereafter:

	Noncompete	Customer	Mortgage	Branch	Other
(Dollars in thousands)	Agreements	Lists	Servicing Rights	Acquisitions	Intangibles	Total
2004	$85	$280	$932	$14	$57	$1,368
2005	—	267	515	—	66	848
2006	—	227	377	—	57	661
2007	—	187	281	—	49	517
2008	—	147	187	—	41	375
2009 and after	—	300	289	—	86	675

Total	$85	$1,408	$2,581	$14	$356	$4,444

Note Six — Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income and all non-owner changes to the Corporation’s equity. The Corporation’s only component of other comprehensive income (loss) is the change in unrealized gains and losses on available for sale securities.

     The Corporation’s total comprehensive income (loss) for the nine months ended September 30, 2004 was $23.9 million compared to $2.4 million for the nine months ended September 30, 2003. Information concerning the Corporation’s other comprehensive income (loss) for the nine months ended September 30, 2004 and 2003 is as follows:

	For the Nine Months Ended September 30,
	2004			2003
(Dollars in thousands)	Before Tax Amount	Tax Effect	After Tax Amount	Before Tax Amount	Tax Effect	After Tax Amount
Comprehensive income:
Net income	$46,854	$15,971	$30,883	$19,913	$5,277	$14,636
Other comprehensive loss:
Unrealized losses on securities:
Unrealized losses arising during period	(9,424)	(3,674)	(5,750)	$(10,281)	$(4,018)	$(6,263)
Less: Reclassification for realized gains	2,087	814	1,273	9,782	3,815	5,967

Unrealized losses, net of reclassification	$(11,511)	$(4,488)	$(7,023)	$(20,063)	$(7,833)	$(12,230)

Total comprehensive income (loss)	$35,343	$11,483	$23,860	$(150)	$(2,556)	$2,406

Note Seven — Trading Activity

     The Corporation engages in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio. Under these agreements, the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. In addition, the Corporation records the write up or write down in the market value of the First Charter Option Plan Trust (the “OPT Plan”) as a trading gain or loss. The OPT Plan is a tax-deferred capital accumulation plan. For more information concerning the OPT Plan, see Note Fourteen of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. For the three and nine months ended September 30, 2004, the Corporation recognized trading gains of $7,000 and $0.1 million, respectively, primarily from the mark to market of the investments in the OPT Plan. There were no written covered call options outstanding at September 30, 2004 or at any time during the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, the Corporation recognized trading gains of $0.2 million and $1.8 million, respectively, primarily from writing covered call options. There were no written covered call options outstanding at September 30, 2003. The highest written covered call options outstanding at any time during the nine months ended September 30, 2003 were $125.0 million.

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

     The Corporation accounts for these interest rate swaps as a hedge of the fair value of the designated FHLB advances. Accordingly, the Corporation records on a quarterly basis, in noninterest income, the net change in the fair value of the interest rate swap and the designated FHLB advances, attributed to changes in interest rates (ineffectiveness), provided the criteria for hedge accounting continues to be met. In the event such criteria are not met in a future period, the Corporation will only record changes in the fair value on the interest rate swap. For the nine months ended September 30, 2004, the Corporation recognized a net gain of $1,000 for the ineffective portion of the interest rate swaps. At September 30, 2004, the derivative hedging instruments were recorded at fair value in other assets. These instruments had a gross unrealized loss of $2.2 million at September 30, 2004.

     Information concerning the Corporation’s derivative instruments for the nine months ended September 30, 2004 is as follows:

September 30, 2004
		Average	Average	Average	Gross Unrealized
	Notional	Receive	Pay	Maturity
(Dollars in thousands)	Amount	Rate	Rate	in Years	Gains	Losses	Ineffectiveness
Fair Value Hedges:
Interest rate swaps	$222,000	5.16%	3.15%	5.86	$—	$(2,221)	$1

     According to the provisions of SFAS No. 133, the “short cut” method assumes that the change in the fair value of the derivative hedging instrument and the hedged debt obligation is one hundred percent correlated, which results in no ineffectiveness and no income statement effect. Of the $222.0 million aggregate notional amount of interest rate swap agreements entered into during the first nine months of 2004, three of those agreements totaling $90.0 million qualify for the “short cut method” assumption of no ineffectiveness; therefore, there was no impact on earnings during the nine months ended September 30, 2004 from those interest rate swap agreements.

Note Nine — Securities Available for Sale

     Securities available for sale at September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
US government obligations	$54,726	$566	$373	$54,919
US government agency obligations	676,610	2,588	3,195	676,003
Mortgage-backed securities	748,397	4,222	8,292	744,327
State, county, and municipal obligations	89,664	3,099	114	92,649
Equity securities	62,672	85	—	62,757

Total	$1,632,069	$10,560	$11,974	$1,630,655

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
US government obligations	$59,715	$875	$317	$60,273
US government agency obligations	630,629	6,480	1,842	635,267
Mortgage-backed securities	771,440	6,613	6,896	771,157
State, county, and municipal obligations	69,425	3,662	—	73,087
Equity securities	60,594	1,522	—	62,116

Total	$1,591,803	$19,152	$9,055	$1,601,900

     Securities with an aggregate carrying value of $1.2 billion at September 30, 2004 were pledged to secure public deposits, securities sold under agreements to repurchase and FHLB borrowings. Proceeds from the sale of securities available for sale were $94.3 million and $916.7 million for the nine months ended September 30, 2004 and 2003, respectively. Gross gains of $2.5 million and gross losses of $0.4 million were realized in the nine months ended September 30, 2004. Gross gains of $9.8 million were realized in the nine months ended September 30, 2003.

     At September 30, 2004, US government agency obligations of $346.4 million were considered temporarily impaired. US government agency obligations are interest-bearing debt securities of the US government and US government agencies. Mortgage-backed securities of $488.8 million were considered temporarily impaired at September 30, 2004. Mortgage-backed securities are investment grade securities backed by a pool of mortgages or trust deeds. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. Cash flow from the principal and interest payments on the underlying mortgages is used to pay off the bonds. Because some mortgage pools will pay off faster than others, mortgaged-backed securities are typically issued as a series of several different bonds, each having a different maturity date. US government obligations of $34.7 million were considered temporarily impaired at September 30, 2004. These obligations are securities issued by the US Treasury. State, county and municipal obligations of $7.3 million were considered temporarily impaired at September 30, 2004. These obligations are debt instruments that are obligations of a state, county or municipality.

     The unrealized losses shown in the following table resulted primarily from an increase in short and intermediate-term interest rates.

Temporarily Impaired Investments
As of September 30, 2004

	Less than 12 months		12 months or longer		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government obligations	$34,652	$(373)	$—	$—	$34,652	$(373)
US government agency obligations	183,805	(928)	162,633	(2,267)	346,438	(3,195)
Mortgage-backed securities	173,286	(2,191)	315,562	(6,101)	488,848	(8,292)
State, county and muncipal obligations	7,320	(114)	—	—	7,320	(114)

Total temporarily impaired securities	$399,063	$(3,606)	$478,195	$(8,368)	$877,258	$(11,974)

     Investments that are in a gross unrealized loss position include four US government obligations, twenty-two US agency securities, thirty-one mortgage-backed securities and six municipal obligations. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer. In addition, investments that have been in an unrealized loss position for longer than 1 year have an external credit rating of AAA.

Note Ten — Loans and Loans Held for Sale

     The Corporation’s primary market area includes North Carolina and predominately centers around the metropolitan (“metro”) region of Charlotte, North Carolina. At September 30, 2004, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, was to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No other areas of significant concentrations of credit risk have been identified due to the economic diversity of the borrowers. From time to time, the Corporation purchases construction loans in other market areas through a correspondent relationship.

     The following is a summary of the loan portfolio at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$788,539	32.5%	$724,340	32.2%
Commercial non real estate	210,214	8.7	212,010	9.4
Construction	345,178	14.2	358,217	15.9
Mortgage	331,249	13.7	280,748	12.5
Consumer	290,569	12.0	284,448	12.6
Home equity	459,527	18.9	393,041	17.4

Total	$2,425,276	100.0%	$2,252,804	100.0%

     Loans held for sale consists primarily of 15 and 30 year mortgages which the Corporation intends to sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or market. Loans held for sale amounted to $5.5 million and $5.1 million at September 30, 2004 and December 31, 2003, respectively. Loans held for sale was impacted by originations, sales activity and securitizations, which is reflected in the Consolidated Statement of Cash Flows. No valuation allowance to reduce these loans to lower of cost or market was required at September 30, 2004 and December 31, 2003.

     The following is a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance, beginning of period	$26,052	$23,644	$25,607	$27,204

Provision for loan losses	1,600	2,400	6,600	23,943
Allowance related to loans sold	(35)	—	(584)	(20,783)
Charge-offs	(1,432)	(2,238)	(6,489)	(7,152)
Recoveries	674	147	1,725	741

Net charge-offs	(758)	(2,091)	(4,764)	(6,411)

Balance, September 30	$26,859	$23,953	$26,859	$23,953

     The allowance for loan losses was $26.9 million or 1.11 percent of gross loans at September 30, 2004 compared to $25.6 million or 1.14 percent of gross loans at December 31, 2003. The allowance for loan losses as a percentage of loans decreased due to improved asset quality trends, as well as a change in the mix of the loan portfolio towards 1-4 family mortgages and home equity lines of credit. This type of secured lending generally carries lower credit risk and thus requires lower allocations in our allowance model. In addition, during the nine months ended September 30, 2004, the allowance for loan losses was reduced by $0.6 million due to the sale of nonaccruing and accruing higher risk mortgage loans and by net charge-offs of $4.8 million. Net charge-offs were impacted by one $0.6 million commercial loan recovery during the second quarter of 2004 and by the recovery of $0.4 million from the sale of previously charged-off loans during the third quarter. These reductions were offset by an additional provision expense of $6.6 million.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

	September 30	December 31
(Dollars in thousands)	2004	2003
Nonaccrual loans	$14,237	$14,910
Other real estate owned	4,962	6,836

Total nonperforming assets	19,199	21,746

Loans 90 days or more past due and still accruing	56	21

Total nonperforming assets and loans 90 days or more past due and still accruing	$19,255	$21,767

     The recorded investment in individually impaired loans was $8.2 million (all of which were on nonaccrual status) and $4.7 million (all of which were on nonaccrual status) at September 30, 2004 and December 31, 2003, respectively. The related allowance for loan losses on these loans was $2.3 million and $0.9 million at September 30, 2004 and December 31, 2003, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2004 and 2003 was $6.4 million and $12.7 million, respectively.

Note Eleven — Stock Repurchase Program

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of September 30, 2004, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the nine months ended September 30, 2004.

     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At September 30, 2004, no shares had been repurchased under this authorization.

Note Twelve — Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$11,388	$8,894	$30,883	$14,636
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	465	591	1,406	2,059

Pro forma net income	$10,923	$8,303	$29,477	$12,577

Earnings per share:
Basic-as reported	$0.38	$0.30	$1.04	$0.49

Basic-pro forma	$0.37	$0.28	$0.99	$0.42

Diluted-as reported	$0.38	$0.30	$1.02	$0.49

Diluted-pro forma	$0.36	$0.28	$0.98	$0.42

     The fair value of each option granted during the nine months ended September 30, 2004 and 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2004	2003
2000 Omnibus Stock Option and Award Plan
Dividend yield	3.54%	3.78%
Risk free interest rates	4.03%	4.09%
Expected lives	8 years	10 years
Volatility	26%	33%
Forfeiture rate	2%	0%
Director Plan
Dividend yield	3.70%	3.78%
Risk free interest rates	4.05%	3.94%
Expected lives	10 years	10 years
Volatility	26%	33%
Forfeiture rate	0.5%	0%
1999 Employee Stock Purchase Plan
Dividend yield	3.76%	3.78%
Risk free interest rates	4.38%	4.07%
Expected lives	1 year	1 year
Volatility	23%	33%
Forfeiture rate	9%	0%

Note Thirteen — Commitments, Contingencies and Off-Balance Sheet Risk

     Commitments and Off-Balance Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at September 30, 2004 of standby letters of credit issued or modified during the three and nine months ended September 30, 2004 were less than $100,000. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.

     At September 30, 2004, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $356.3 million, loan commitments totaling $424.2 million and standby letters of credit in an aggregate amount of $7.8 million. Of the $356.3 million of preapproved unused lines of credit, $29.0 million were at fixed rates and $327.3 million were at floating rates. Of the $424.2 million of loan commitments, $102.5 million were at fixed rates and $321.7 million were at floating rates. Of the $7.8 million of standby letters of credit, $7.7 million expire in less than one year and $0.1 million expire in one to three years. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not limited to, accounts receivable, inventory and commercial and residential real estate.

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

     During the third quarter of 2004, the Corporation received a proposed income tax assessment from the North Carolina Department of Revenue for the 1999 and 2000 tax years. As a result of this assessment, the Corporation increased its tax reserves by $650,000 during the third quarter of 2004. The Corporation’s maximum exposure related to this assessment in excess of the current reserve is approximately $1.7 million, net of tax. The Corporation may also have similar exposure related to its 2001 — 2004 state tax filings. The Corporation is in the process of appealing this assessment. The Corporation believes it has substantial authority for its reporting and believes that the ultimate outcome will not result in an adverse impact to its results of operations. The Corporation will re-evaluate the adequacy of this reserve as new information or circumstances warrant.

Note Fourteen — Related Party Transactions

     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

     During 2001, the Corporation decided to upgrade its service offerings to include an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact received a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty four-month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and Mr. Godbold received commissions from Impact based on fees earned by Impact. Management believes that the transaction was at arms-length. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved and ratified the transaction. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. This arrangement terminated on March 31, 2004. Consequently, no commissions were paid to Mr. Godbold during the three months ended September 30, 2004. For the three months ended March 31, 2004, the Corporation received revenues of approximately $1.6 million, which resulted in fees of $239,000 to Impact and resulted in Impact paying commissions to GFA (and Mr. Godbold) of $168,000. For the three and nine months ended September 30, 2003, the Corporation received revenues of approximately $1.9 million and $5.4 million, respectively, which resulted in fees of $274,000 and $789,000, respectively, to Impact and resulted in Impact paying commissions to GFA (and Mr. Godbold) of $192,000 and $552,000, respectively.

     During the third quarter of 2004, the Corporation entered into a software licensing agreement and regulatory compliance guarantee with Impact for a three-year period. The aggregate cost for the three-year period is $75,000. Mr. Godbold has a 50% financial interest in this transaction. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved the transaction.

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

     At September 30, 2004 and December 31, 2003, the total book value of equity method investments was $3.0 million and $2.8 million, respectively, and is included in other assets on the consolidated balance sheet. Of the $3.0 million, $1.1 million represents investments in venture capital partnerships, which invest primarily in equity securities. The remaining $1.9 million is invested in Small Business Investment Companies (“SBICs”), which make debt investments that qualify for the investment test under the Community Reinvestment Act. At September 30, 2004, the Corporation’s remaining commitment to fund the equity method investments was $2.4 million and represented commitments to venture funds that are SBICs. These remaining commitments have the option of being called in 2004.

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

     Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected results in connection with the implementation of our business plan and strategic initiatives are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) legislation or regulatory requirements or changes thereto adversely affect the businesses in which the Corporation is engaged; (9) regulatory compliance cost increases are greater than expected; and (10) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation.

Overview

     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly owned banking subsidiary, First Charter Bank (“FCB” or the “Bank”). FCB, a North Carolina State Bank, is the successor entity to The Concord National Bank, which was established in 1888. The Corporation’s principal executive offices are located in Charlotte, North Carolina. FCB is a full service bank and trust company with 53 financial centers, six insurance offices and 99 ATMs located in 18 counties throughout the piedmont and western half of North Carolina. As of September 30, 2004, the Corporation and its subsidiaries owned 36 financial center locations and leased 17 financial center locations and six insurance offices. The Corporation also leases and maintains operations in Reston, Virginia for the origination of real estate loans. These operations are conducted by First Charter of Virginia Realty Investments, Inc., which also serves as a holding company for certain subsidiaries that own real estate and real estate-related assets. In addition, the Corporation leases a facility in Winston-Salem, North Carolina for the operations of its third party benefits administrator.

     The Corporation’s primary market area is located within North Carolina and predominately centers around the metropolitan (“metro”) region of Charlotte, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-sixth largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. The Corporation believes that it is not dependent on any one or a few types of commerce due to the region’s diverse economic base. Since the North Carolina economy has historically relied on the manufacturing and transportation sectors, it has been significantly impacted by global competition and rising energy prices. As a result, the North Carolina economy is transitioning to a more service-oriented economy. Recently, the education, healthcare, information technology, finance and insurance industries have shown the most growth. The unemployment rate for the Charlotte metro region decreased to 4.9 percent at September 30, 2004 from 6.6 percent at September 30, 2003. This is the result of structural changes taking place in the economy of the region. The service industry is now the major employer, followed by wholesale and retail trade. While commercial real estate lending has not returned to the levels seen before the recession, activity in this sector has increased.

     The Corporation’s operations are divided into five primary lines of business: community banking, mortgage, brokerage, insurance, and financial management. Community banking includes the retail and commercial distribution network consisting of 53 branches, telephone banking and business relationship officers. Community banking provides a variety of depository accounts including interest bearing and non-interest bearing checking accounts, savings accounts, certificates of deposit and money market accounts. In addition, community banking offers a variety of loan products, including commercial, consumer, real estate and home equity loans. The bank also maintains 99 ATM’s and enables customers to access their accounts on-line. The mortgage business provides both fixed-rate and variable-rate mortgage products and loan servicing. Mortgage lenders are located in the community bank branches and are available through the telephone bank. First Charter Brokerage Services, Inc. offers full service and discount brokerage, annuity sales and financial planning services through a third party arrangement with UVEST Investment Services. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metro region. Its primary lines of business include commercial and consumer property and casualty insurance, and group health and life insurance. The financial management business provides comprehensive financial planning, discretionary investment management, trust services, investments and record keeping services for companies and individuals throughout the United States.

     The principal offices of the Corporation are located in the 230,000 square foot First Charter Center located at 10200 David Taylor Drive in Charlotte, North Carolina, which is owned by the Bank through its subsidiaries. The First Charter Center contains the corporate offices of the Corporation as well as all of the support departments for the Bank.

     The Corporation derives interest income through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts and from our various lines of business including mortgage, brokerage, insurance and financial management. Also, as a part of the Corporation’s management of its securities portfolio, income is recognized on the sale of bonds and equity securities.

     Improving the net interest margin is critical to the Corporation’s strategy to grow earnings. The Corporation has repositioned the balance sheet to be asset sensitive under a broad range of interest rate scenarios. This has been accomplished by managing the level of fixed-rate loans and focusing on variable-rate lending. A balance sheet is considered asset sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings). An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when interest rates decline. In addition, rising interest rates will increase the effective yields on mortgage-backed securities by decreasing the amortization of premiums due to slowing prepayment speeds. However, a rise in interest rates across the yield curve can negatively impact the securities available for sale portfolio by increasing the unrealized net losses within the portfolio. To mitigate the risk of rising interest rates on the securities available for sale portfolio, the Corporation has maintained a shorter average life in the securities held for sale portfolio. This will allow the Corporation to reinvest the proceeds of maturing securities into higher rate securities or fund loan growth in a rising interest rate environment. The average weighted life of our securities available for sale portfolio was 3.4 years at September 30, 2004 compared to 3.7 years at December 31, 2003.

     Lowering funding costs is also essential to improve the net interest margin. The Corporation continues its focus on growing deposits balances and shifting funding to lower-cost sources. The Corporation’s Checking Account Marketing Program (“CHAMP”) has facilitated a shift in funding sources from higher-cost retail certificates of deposit to lower-cost, transaction-based accounts. In addition, in 2003 the Corporation prepaid $131 million in longer-term, fixed-rate Federal Home Loan Bank (“FHLB”) advances in order to improve the net interest margin, which has lowered interest expense.

     Loan growth is a major focus of the Corporation. The lending environment continues to be challenging due to economic conditions. However, the loan portfolio has shown steady growth during 2004 in home equity, commercial real estate, mortgage and consumer loans. Management believes the Corporation is positioned for future loan growth due to an increasing number of lending opportunities.

     Maintaining sound asset quality is another major focus for the Corporation. As a result of this focus and the initiatives taken in 2003 and in the first quarter of 2004, our asset quality ratios have improved significantly and remain strong. During the second quarter of 2003, the Corporation sold $60.9 million in nonaccruing and accruing higher risk loans to improve the asset quality of the loan portfolio and by containing the financial risk of these loans.

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

     The Corporation is also focused on retaining existing customers and attracting new customers. The Corporation’s primary methods of competition are to provide exceptional customer service and to proactively market its products. The Corporation uses a quarterly independent survey of customers to review its level of customer service. For the third quarter of 2004, 82 percent of the customers surveyed reported that they were “very satisfied” with the service at First Charter, compared to the industry average of 54 percent. The Corporation’s customer attrition ratio was 14 percent for the third quarter of 2004 and remains below the industry average of 23 percent, which allows for increased opportunities to expand relationships with our customers. Our main strategy for obtaining new customers is CHAMP, a disciplined, proactive approach to attracting new accounts and customers. Its success has provided the Corporation with opportunities to develop new customer relationships, to generate additional fee income and to shift our funding mix towards lower-cost funding sources. To meet the convenience needs of existing and potential customers, the Corporation has recently upgraded five branches, opened one new branch, introduced extended hours in select branches and its call center and added bilingual personnel. The Corporation will continue to update existing branches and expand into new areas as both market and economic conditions warrant.

     Another focus for the Corporation is growing fee income through other lines of business. These sources of income provide stability to our earnings with minimal credit risk and less exposure to interest rate risk than our community bank’s traditional lines of business. In addressing this area of focus, the Corporation, through a subsidiary of FCB, acquired two insurance agencies during the third and fourth quarters of 2003, which has expanded the reach of our insurance services with businesses and individuals throughout the Charlotte metro region. In addition, the Corporation, through a subsidiary of FCB, acquired a third party benefits administrator during the third quarter of 2003, which added new customers, expanded our product line and improved our technology platform. Also, during 2003 and early 2004, First Charter Brokerage Services, Inc. increased its number of licensed sales associates. As a result of these actions and the continued success of CHAMP, income from service charges, financial management services, brokerage services and insurance services experienced strong growth in the first nine months of 2004. The Corporation continuously reviews other opportunities for new products, new services and expansion as conditions warrant.

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

Financial Summary

     Net income amounted to $11.4 million, or $0.38 per diluted share, for the three months ended September 30, 2004, compared to $8.9 million or $0.30 per diluted share for the same period in 2003. Net income for the three months ended September 30, 2004 was impacted by strong loan growth and a decrease in prepayment speeds in the securities available for sale portfolio, which resulted in an 8.9 percent increase in interest income. In addition, the Corporation continued to realize the benefits resulting from the refinancing of fixed term advances during 2003 and certain asset-liability management transactions entered into during 2004 as interest expense decreased 4.4 percent. Improved asset quality trends and lower net charge-offs contributed to a lower provision for loan losses. During the third quarter of 2004, noninterest income increased $1.3 million as service charges continued to increase reflecting growth in checking accounts. Noninterest expense increased $0.9 million primarily due to increased salaries and employee benefits. Income tax expense increased $2.5 million due to an increase in projected taxable income relative to nontaxable adjustments and an increase in accrued taxes resulting from a proposed income tax assessment received in the third quarter.

     For the nine months ended September 30, 2004, net income amounted to $30.9 million, or $1.02 per diluted share, compared to $14.6 million or $0.49 per diluted share for the same period in 2003. Net income for the nine months ended September 30, 2003 was impacted by a higher provision for loan losses primarily attributable to the sale of $60.9 million of nonaccruing and accruing higher risk loans. In addition, interest expense declined 16.2 percent primarily due to the refinancing of fixed term advances during 2003 and certain asset-liability management transactions entered into during 2004. During the first nine months of 2004, the Corporation’s primary noninterest income lines of business continued to generate strong revenue growth compared to the first nine months of 2003, with financial management income up 89 percent, brokerage services income up 15 percent, insurance services income up 16 percent and service charges up 14 percent. Noninterest expense decreased $2.1 million primarily due to $7.4 million of prepayment costs associated with refinancing $50 million in fixed-term advances in the second quarter of 2003 which did not recur in 2004, partially offset by higher salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and two insurance agencies. Income tax expense increased $10.7 million due to an increase in projected taxable income relative to nontaxable adjustments and an increase in accrued taxes resulting from a proposed income tax assessment received in the third quarter.

     During 2004, the Corporation continued to experience strong core business fundamentals in the areas of deposits and customer satisfaction that have created continued momentum for 2004. The continued success of CHAMP resulted in 29,635 new checking accounts being opened during the first nine months of 2004. In addition, during the first nine months of 2004, core households, which are households with a checking account, increased by 8,027 to a total of 99,774 primarily due to the success of CHAMP. As of September 30, 2004, customer satisfaction scores were 82 percent “very satisfied”, surpassing the Corporation’s threshold of 75 percent.

Table One
Selected Financial Data

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Income statement
Interest income	$47,082	$43,233	$137,218	$133,742
Interest expense	16,287	17,033	46,018	54,920

Net interest income	30,795	26,200	91,200	78,822
Provision for loan losses	1,600	2,400	6,600	23,943
Noninterest income	16,039	14,700	45,594	50,454
Noninterest expense	27,347	26,399	83,340	85,420

Income before income taxes	17,887	12,101	46,854	19,913
Income tax expense	6,499	3,207	15,971	5,277

Net income	$11,388	$8,894	$30,883	$14,636

Per common share
Basic net income	$0.38	$0.30	$1.04	$0.49
Diluted net income	0.38	0.30	1.02	0.49
Cash dividends declared	0.190	0.185	0.560	0.555
Period-end book value	10.35	10.20	10.35	10.20
Average shares outstanding — basic	29,810,917	29,672,137	29,797,642	29,825,313
Average shares outstanding — diluted	30,231,191	29,904,440	30,134,952	30,020,709
Ratios
Return on average shareholders’ equity (1) (2)	15.28%	11.64%	13.81%	6.15%
Return on average assets (1) (2)	1.04	0.87	0.96	0.50
Net interest margin (1)	3.09	2.86	3.11	2.97
Average loans to average deposits	92.53	83.76	92.53	86.26
Average equity to average assets (2)	6.83	7.46	6.96	8.05
Efficiency ratio (3)	59.47	64.14	61.24	70.47
Dividend payout	50.00	61.67	54.90	113.27
Selected period end balances
Securities available for sale	$1,630,655	$1,603,262	$1,630,655	$1,603,262
Loans held for sale	5,468	14,784	5,468	14,784
Loans	2,425,276	2,109,481	2,425,276	2,109,481
Allowance for loan losses	26,859	23,953	26,859	23,953
Total assets	4,409,044	4,087,967	4,409,044	4,087,967
Total deposits	2,557,062	2,481,582	2,557,062	2,481,582
Borrowings	1,482,340	1,261,412	1,482,340	1,261,412
Total liabilities	4,100,393	3,785,704	4,100,393	3,785,704
Total shareholders’ equity	308,651	302,263	308,651	302,263
Selected average balances
Loans and loans held for sale	2,393,362	2,130,236	2,335,669	2,140,652
Earning assets	4,035,259	3,730,688	3,972,099	3,618,677
Total assets (2)	4,343,207	4,062,106	4,290,442	3,950,565
Total deposits	2,586,524	2,543,301	2,524,190	2,481,486
Borrowings	1,411,579	1,180,770	1,422,049	1,105,708
Total shareholders’ equity (2)	296,539	303,186	298,737	318,089

(1)	Annualized

(2)	Amounts and ratios in 2003 periods have been adjusted to correct a calculation error with respect to average balances.

(3)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

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

Tax Contingencies

     In accounting for tax contingencies, the Corporation assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Corporation’s tax position. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in the consolidated financial statements.

     Changes to our tax contingency estimate occur periodically due to implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, which are often driven by the Corporation’s judgments, affect current taxes payable and can be material to the Corporation’s operating results for any particular quarter.

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

Earnings Performance

Net Interest Income and Margin

     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and nine months ended September 30, 2004 and 2003 is presented in Tables Two and Three. Net interest income on a taxable-equivalent basis (“FTE”) is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the three and nine months ended September 30, 2004 and 2003 are analyzed in Tables Four and Five. The discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.

     For the three months ended September 30, 2004, net interest income amounted to $30.8 million, an increase of 17.5 percent from net interest income of $26.2 million for the three months ended September 30, 2003. The increase in net interest income was mainly due to a $3.8 million or 8.9 percent increase in interest income compared to the three months ended September 30, 2003, primarily resulting from loan growth and a decrease in prepayment speeds in the securities available for sale portfolio. In addition, interest expense decreased $0.7 million, or 4.4 percent, due to (i) a shift in funding sources from higher-cost retail certificates of deposit to lower-cost, transaction-based accounts, (ii) the benefits from the refinancing of $81 million of fixed-term advances in the fourth quarter of 2003, and (iii) the benefits from certain asset-liability management (“ALM”) transactions entered into during 2004. These decreases in interest expense were partially offset by the increase in interest rates.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) increased 23 basis points to 3.09 percent in the third quarter of 2004 from 2.86 percent for the same period in 2003 as yields earned on interest bearing assets increased slightly and rates paid on interest bearing liabilities declined. The 75 basis point increase in the Fed Funds rate contributed to the 2 basis points increase in the effective yield on earning assets over the third quarter of 2003. However, the effective yield on earning assets during the third quarter of 2004 was negatively impacted by earning assets that repriced at lower interest rates during the fourth quarter of 2003 and the first half of 2004. Rates paid on interest bearing liabilities decreased 21 basis points primarily due to the previously mentioned deposit-mix shift, re-financings and ALM transactions. This was partially offset by the 75 basis point increase in the Fed Funds rate. The primary objective of the Corporation in interest rate risk management is to maximize the net interest margin across a broad range of interest rate scenarios, while maintaining an appropriate interest rate risk profile.

     Net interest income for the nine months ended September 30, 2004 increased $12.4 million or 15.7 percent to $91.2 million from net interest income of $78.8 million for the same 2003 period. This increase was primarily due to an $8.9 million or 16.2 percent decrease in interest expense compared to the first nine months of 2003, primarily resulting from (i) a shift in funding sources from higher-cost retail certificates of deposit to lower-cost, transaction-based accounts, (ii) the benefits from the refinancing of $50 million and $81 million of fixed-term advances in the second quarter and fourth quarter of 2003, respectively, and (iii) the benefits from certain asset-liability management transactions entered into during 2004. Net interest income was also impacted by a $3.5 million or 2.6 percent increase in interest income due mainly to loan growth, increases in the securities available for sale portfolio and a decrease in prepayment speeds in the securities available for sale portfolio.

     The net interest margin (tax adjusted net interest income divided by average interest-earning assets) increased 14 basis points to 3.11 percent for the nine months ended September 30, 2004 from 2.97 percent in the same 2003 period as rates paid on interest bearing liabilities declined faster than yields earned on interest bearing assets. The effective yield on earning assets during the first nine months of 2004 was negatively impacted by earning assets that repriced at lower interest rates during 2003 and the first half of 2004. Rates paid on interest bearing liabilities decreased 54 basis points primarily due to the previously mentioned deposit-mix shift, re-financings and ALM transactions. This was partially offset by the 75 basis point increase in the Fed Funds rate. The primary objective of the Corporation in interest rate risk management is to maximize the net interest margin across a broad range of interest rate scenarios, while maintaining an appropriate interest rate risk profile.

     Average interest earning assets increased $304.6 million and $353.4 million to $4.04 billion and $3.97 billion for the three and nine months ended September 30, 2004, respectively, compared to the same 2003 periods. These increases were primarily due to growth in the Corporation’s average loans and loans held for sale portfolio, which increased $263.1 million and $195.1 million during the three and nine months ended September 30, 2004, respectively, compared to the same 2003 periods. These increases were mainly due to growth in the home equity, mortgage, construction and commercial real estate loan categories. The increases in average loans and loans held for sale were partially offset by the sale of $60.9 million in nonaccruing and accruing higher risk loans during the second quarter of 2003, the sale of $11.7 million of credit card loans in the first quarter of 2003, the mortgage loan securitizations of $40.7 million and the sale of $6.4 million of nonaccruing and accruing higher risk mortgage loans in the first quarter of 2004. Average interest earning assets were also impacted by increases in the Corporation’s securities available for sale portfolio of $66.7 million and $194.5 million during the three and nine months ended September 30, 2004, respectively, compared to the same 2003 periods.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest bearing liabilities. Average other borrowings increased $230.8 million and $316.3 million for the three and nine months ended September 30, 2004, respectively, compared to the same 2003 periods and were used to fund loan growth and securities purchases. In addition, average deposits increased $43.2 million and $42.7 million from the three and nine months ended September 30, 2003, respectively. A major contributor to the decrease in interest expense was a shift in average deposits from higher-cost certificates of deposits to lower cost, transaction-based accounts. While certificates of deposits declined on average $24.9 million and $78.5 million for the three and nine months ended September 30, 2004, respectively, noninterest bearing and other core deposit categories increased $68.1 million and $121.2 million, respectively, primarily due to the continued success of CHAMP.

     The following table includes interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid for the three months ended September 30, 2004 and 2003. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Two
Average Balances and Net Interest Income Analysis

	Third Quarter 2004			Third Quarter 2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(6)	Balance	Expense	Paid(6)
Interest earning assets:
Loans and loans held for sale(1) (2) (3) (4)	$2,393,362	$31,406	5.22%	$2,130,236	$29,042	5.41%
Securities — taxable	1,538,980	15,030	3.91	1,492,232	13,411	3.59
Securities — nontaxable(4)	88,176	1,016	4.61	68,198	1,214	7.12
Federal funds sold	1,596	5	1.17	2,513	6	0.91
Interest bearing bank deposits	13,146	39	1.18	37,509	91	0.96

Total earning assets	4,035,260	47,496	4.69	3,730,688	43,764	4.67

Cash and due from banks	89,314			84,143
Other assets(5)	218,632			247,274

Total assets(5)	$4,343,207			$4,062,106

Interest bearing liabilities:
Demand deposits	885,218	1,831	0.82	851,534	1,756	0.82
Savings deposits	123,102	79	0.26	118,942	103	0.34
Other time deposits	1,205,780	7,006	2.31	1,230,670	8,104	2.61
Other borrowings	1,411,579	7,371	2.08	1,180,770	7,070	2.38

Total interest bearing liabilities	3,625,679	16,287	1.79	3,381,916	17,033	2.00

Noninterest bearing sources:
Noninterest bearing deposits	372,424			342,155
Other liabilities(5)	48,565			34,849
Shareholders’ equity(5)	296,539			303,186

Total liabilities and Shareholders’ equity(5)	$4,343,207			$4,062,106

Net interest spread			2.90			2.67
Impact of noninterest bearing sources			0.19			0.19

Net interest income/ net interest margin		$31,209	3.09%		$26,731	2.86%

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2) Average loan balances are shown net of unearned income.

(3) Includes amortization of deferred loan fees of approximately $524 and $677 for the Third Quarter of 2004 and 2003, respectively.

(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the Third Quarter of 2004 and 2003. The adjustments made to convert to a taxable-equivalent basis were $414 and $531 for the Third Quarter of 2004 and 2003, respectively.

(5) Amounts in 2003 periods have been adjusted to correct a calculation error with respect to average balances.

(6) Annualized

     The following table includes interest income on interest earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid for the nine months ended September 30, 2004 and 2003. In addition, the table includes the net interest margin. Average balances were calculated using daily balances.

Table Three
Average Balances and Net Interest Income Analysis

	Nine Months Ended September 30
	2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(6)	Balance	Expense	Paid(6)
Interest earning assets:
Loans and loans held for sale(1) (2) (3) (4)	$2,335,669	$90,070	5.15%	$2,140,652	$90,093	5.63%
Securities — taxable	1,537,039	45,129	3.91	1,350,980	41,027	4.05
Securities — nontaxable(4)	81,378	3,276	5.37	72,956	3,903	7.13
Federal funds sold	1,499	11	0.98	2,266	17	0.99
Interest bearing bank deposits	16,514	122	0.98	51,823	430	1.11

Total earning assets(4)	3,972,099	138,608	4.66	3,618,677	135,470	5.00

Cash and due from banks	88,184			82,892
Other assets(5)	230,159			248,996

Total assets(5)	$4,290,442			$3,950,565

Interest bearing liabilities:
Demand deposits	847,405	4,950	0.78	768,914	5,679	0.99
Savings deposits	122,299	245	0.27	117,936	429	0.49
Other time deposits	1,198,815	20,465	2.28	1,277,266	26,987	2.82
Other borrowings	1,422,049	20,358	1.91	1,105,708	21,825	2.64

Total interest bearing liabilities	3,590,568	46,018	1.71	3,269,824	54,920	2.25

Noninterest bearing sources:
Noninterest bearing deposits	355,670			317,371
Other liabilities(5)	45,467			45,281
Shareholders’ equity(5)	298,737			318,089

Total liabilities and Shareholders’ equity(5)	$4,290,442			$3,950,565

Net interest spread			2.95			2.75
Impact of noninterest bearing sources			0.16			0.22

Net interest income/ yield on earning assets		$92,590	3.11%		$80,550	2.97%

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2) Average loan balances are shown net of unearned income.

(3) Includes amortization of deferred loan fees of approximately $1,693 and $1,661 for the nine months ended September 30, 2004 and 2003, respectively.

(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first nine months of 2004 and 2003. The adjustments made to convert to a taxable-equivalent basis were $1,390 and $1,728 for the nine months ended September 30, 2004 and 2003, respectively.

(5) Amounts in 2003 periods have been adjusted to correct a calculation error with respect to average balances.

(6) Annualized

     The following table presents the changes in net interest income between the three months ended September 30, 2004 and the three months ended September 30, 2003:

Table Four
Volume and Rate Variance Analysis

	Three Months ended
	September 30, 2004 versus September 30, 2003
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume(1)
	2004			2003
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense
Interest income:
Loans and loans held for sale(2)	$31,406	$(1,156)	$3,520	$29,042
Securities — taxable	15,030	1,180	439	13,411
Securities — nontaxable(2)	1,016	(490)	292	1,214
Federal funds sold	5	1	(2)	6
Interest bearing bank deposits	39	14	(66)	91

Total interest income	$47,496	$(451)	$4,183	$43,764

Interest expense:
Demand deposits	$1,831	$5	$70	$1,756
Savings deposits	79	(27)	3	103
Other time deposits	7,006	(944)	(154)	8,104
Other borrowings	7,371	(993)	1,294	7,070

Total interest expense	16,287	(1,959)	1,213	17,033

Net interest income	$31,209	$1,508	$2,970	$26,731

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2) Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

     The following table presents the changes in net interest income between the nine months ended September 30, 2004 and the nine months ended September 30, 2003:

Table Five
Volume and Rate Variance Analysis

	Nine Months ended
	September 30, 2004 versus September 30, 2003
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume(1)
	2004			2003
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense
Interest income:
Loans and loans held for sale(2)	$90,070	$(7,887)	$7,864	$90,093
Securities — taxable	45,129	(1,455)	5,557	41,027
Securities — nontaxable(2)	3,276	(1,022)	395	3,903
Federal funds sold	11	—	(6)	17
Interest bearing bank deposits	122	(31)	(277)	430

Total interest income	$138,608	$(10,395)	$13,533	$135,470

Interest expense:
Demand deposits	$4,950	$(1,248)	$519	$5,679
Savings deposits	245	(197)	13	429
Other time deposits	20,465	(5,024)	(1,498)	26,987
Other borrowings	20,358	(6,853)	5,386	21,825

Total interest expense	46,018	(13,322)	4,420	54,920

Net interest income	$92,590	$2,927	$9,113	$80,550

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

     Noninterest income increased $1.3 million, or 9.1 percent, to $16.0 million for the three months ended September 30, 2004, compared to the same period in 2003. The increase was primarily due to (i) a $1.1 million increase in service charges reflecting growth in checking accounts, (ii) a $1.0 million increase in gains on the sale of securities, (iii) a $0.4 million increase in other noninterest income due to growth in ATM, debit card and other miscellaneous fees, and (iv) a $0.2 million increase in financial management income. In addition, a $0.3 million gain was recognized on the sale of our Lake Lure branch deposits and loans in August of 2004. These increases were partially offset by (i) a $0.8 million decrease in mortgage loan fees as origination volume has declined and the Bank has retained a larger portion of mortgage loans in 2004 and (ii) a $0.2 million decrease in brokerage income. In addition, trading gains of $0.2 million and property sale gains of $0.4 million were recognized in the third quarter of 2003.

     For the nine months ended September 30, 2004, noninterest income decreased $4.9 million, or 9.6 percent, to $45.6 million, compared to the same period in 2003. Gains on the sale of securities of $2.1 million were recognized in the first nine months of 2004 compared to $9.8 million for the same period in 2003, representing a decrease of $7.7 million. Gains totaling $2.3 million from the sale of the Corporation’s credit card portfolio and $1.8 million of trading gains were recognized in the first nine months of 2003. In addition, mortgage loan fees decreased $1.0 million as origination volume has declined and the Bank has retained a larger portion of mortgage loans in 2004. These decreases were partially offset by (i) a $2.4 million increase in service charges reflecting growth in checking accounts, (ii) a $2.2 million increase in financial management income primarily attributable to the acquisition of a third party benefits administrator in the third quarter of 2003, (iii) a $1.4 million increase in other noninterest income due to growth in ATM, debit card and other miscellaneous fees, (iv) a $1.1 million increase in insurance services revenue resulting from the acquisition of two insurance agencies in the third and fourth quarters of 2003 as well as organic growth and (v) a $0.3 million increase in brokerage services income. In addition, gains totaling $0.8 million from the sale of bank property were recognized in the first nine months of 2004 versus $0.4 million in the same 2003 period and a $0.3 million gain was recognized on the sale of our Lake Lure branch deposits and loans in 2004.

     The following table compares noninterest income for the three and nine months ended September 30, 2004 and 2003.

Table Six
Noninterest Income

	Three Months				Nine Months
	Ended September 30		Increase/(Decrease)		Ended September 30		Increase/(Decrease)
(Dollars in thousands)	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Service charges on deposit accounts	$6,781	$5,674	$1,107	19.5%	$18,732	$16,375	$2,357	14.4%
Financial management income	1,602	1,400	202	14.4	4,649	2,466	2,183	88.5
Gain on sale of securities	1,267	270	997	369.3	2,087	9,782	(7,695)	(78.7)
Gain on sale of deposits and loans	339	—	339	NA	339	—	339	NA
Gain on sale of credit card loan portfolio	—	49	(49)	(100.0)	—	2,262	(2,262)	(100.0)
Income (loss) from equity method investments	—	78	(78)	100.0	(300)	(298)	(2)	0.7
Mortgage services income	365	1,185	(820)	(69.2)	1,389	2,404	(1,015)	(42.2)
Brokerage services income	612	861	(249)	(28.9)	2,484	2,159	325	15.1
Insurance services income	2,464	2,327	137	5.9	8,129	6,993	1,136	16.2
Trading gains	7	158	(151)	(95.6)	111	1,754	(1,643)	(93.7)
Bank owned life insurance	860	992	(132)	(13.3)	2,557	2,905	(348)	(12.0)
Gain on sale of property	—	382	(382)	(100.0)	777	382	395	103.4
Other	1,742	1,324	418	31.6	4,640	3,270	1,370	41.9

Total noninterest income	$16,039	$14,700	$1,339	9.1%	$45,594	$50,454	$(4,860)	(9.6)%

Noninterest Expense

     Noninterest expense is primarily comprised of operating expenses for the Corporation. The major components are salaries and employee benefits, occupancy and equipment, professional fees and other operating expenses.

     Noninterest expense totaled $27.3 million for the three months ended September 30, 2004, an increase of $0.9 million or 3.6 percent compared to the same 2003 period. The increase was primarily due to (i) a $1.6 million increase in salaries and employee benefits due to additional personnel, including the acquisition of two insurance agencies, and increased 401(k) accruals for the Corporation’s contribution resulting from a projected increase in 2004 earnings and (ii) a $0.2 million increase in data processing primarily due to increased software maintenance costs. These increases were partially offset by a $0.9 million decrease in professional service fees as a result of expenses incurred in the third quarter of 2003 related to consulting services for the review and revision of our procedures to comply with the Bank Secrecy Act and compliance with Section 404 of the Sarbanes-Oxley Act.

     For the nine months ended September 30, 2004, noninterest expense totaled $83.3 million, a decrease of $2.1 million or 2.4 percent compared to the same 2003 period. The decrease was due to $7.4 million of prepayment costs associated with refinancing $50 million in fixed-term advances in the second quarter of 2003 that did not recur in 2004. In addition, professional service fees decreased $0.8 million primarily due to expenses incurred in 2003 related to consulting services for the review and revision of our procedures to comply with the Bank Secrecy Act, compliance with Section 404 of the Sarbanes-Oxley Act, and fees related to the investigation and collection of questionable residential rental property loans. This decrease was partially offset by (i) a $4.8 million increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and two insurance agencies, and increased 401(k) accruals for the Corporation’s contribution resulting from a projected increase in 2004 earnings, (ii) a $0.8 million increase in data processing primarily due to increased software maintenance costs and (iii) a $0.6 million increase in occupancy and equipment primarily due to the previously mentioned acquisitions and branch expansions.

     The efficiency ratio, noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, less gain on the sale of securities, decreased to 59.5 and 61.2 percent for the three and nine months ended September 30, 2004, respectively, compared to 64.1 and 70.5 percent for the three and nine months ended September 30, 2003, respectively. The calculation of the efficiency ratio excludes gains on sale of securities of $1.3 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, and $2.1 million and $9.8 million for the nine months ended September 30, 2004 and 2003, respectively.

     The following table compares noninterest expense for the three and nine months ended September 30, 2004 and 2003.

Table Seven
Noninterest Expense

	Three Months				Nine Months
	Ended September 30		Increase/(Decrease)		Ended September 30		Increase/(Decrease)
(Dollars in thousands)	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Salaries and employee benefits	$14,779	$13,133	$1,646	12.5%	$44,170	$39,379	$4,791	12.2%
Occupancy and equipment	4,115	4,079	36	0.9	12,731	12,158	573	4.7
Data processing	945	712	233	32.7	2,813	2,024	789	39.0
Marketing	1,141	1,173	(32)	(2.7)	3,385	3,487	(102)	(2.9)
Postage and supplies	1,204	982	222	22.6	3,781	3,270	511	15.6
Professional services	2,264	3,158	(894)	(28.3)	7,337	8,160	(823)	(10.1)
Telephone	496	584	(88)	(15.1)	1,497	1,700	(203)	(11.9)
Amortization of intangibles	111	127	(16)	(12.6)	325	289	36	12.5
Prepayment costs on borrowings	—	—	—	NA	—	7,366	(7,366)	(100.0)
Other	2,292	2,451	(159)	(6.5)	7,301	7,587	(286)	(3.8)

Total noninterest expense	$27,347	$26,399	$948	3.6%	$83,340	$85,420	$(2,080)	(2.4)%

Income Tax Expense

     Total income tax expense for the third quarter of 2004 was $6.5 million for an effective tax rate of 36.3 percent, compared to $3.2 million for an effective tax rate of 26.5 percent for the third quarter of 2003. The income tax expense for the nine months ended September 30, 2004 amounted to $16.0 million for an effective tax rate of 34.1 percent compared to $5.3 million for an effective tax rate of 26.5 percent for the same 2003 period. The increase in the effective tax rate for 2004 was primarily due to an increase in projected taxable income relative to nontaxable adjustments and an increase in accrued taxes resulting from a proposed income tax assessment by the North Carolina Department of Revenue for the 1999 and 2000 tax years. The Corporation is appealing this assessment and believes the ultimate outcome will not result in an adverse impact to its results of operations.

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

     The following table compares total income for the nine months ended September 30, 2004 and 2003 for FCB, Other Operating Segments and Other:

Table Eight
Business Segment Net Income (Loss)

	For the Nine Months
	Ended September 30
(Dollars in thousands)	2004	2003
FCB	$30,230	$14,949
Other Operating Segments	176	1
Other	477	(314)

Total consolidated	$30,883	$14,636

     FCB’s net income was $30.2 million for the nine months ended September 30, 2004 compared to $14.9 million for the same year ago period. The increase was primarily due to (i) a $17.3 million decrease in the provision for loan losses primarily attributable to the sale of $60.9 million of nonaccruing and accruing higher risk loans in the second quarter of 2003; (ii) a $9.0 million decrease in interest expense resulting from a shift in funding sources from higher-cost retail certificates of deposit to lower-cost, transaction-based accounts, the benefits from the refinancing of $50 million and $81 million of fixed-term advances in the third quarter and fourth quarter of 2003, respectively, and the benefits from certain ALM transactions entered into during the first half of 2004, (iii) a $4.5 million decrease in noninterest expense due to $7.4 million of prepayment costs associated with refinancing $50 million in fixed-term advances in the second quarter of 2003 which did not recur in 2004, partially offset by increased salaries and employee benefits, and (iv) a $3.4 million increase in interest income due mainly to loan growth, increases in the securities available for sale portfolio and a decrease in prepayment speeds in the securities available for sale portfolio. These items were partially offset by (i) an $8.8 million decrease in noninterest income which was comprised of recognition of the gain on the sale of the credit card portfolio in the first quarter of 2003, lower trading gains and a decrease in gains on the sale of securities, which was partially offset by a gain on the sale of properties, increased service charges, a gain recognized on the sale of our Lake Lure branch deposits and loans in 2004 and other noninterest income and (ii) a $ 10.2 million increase in income tax expense due to an increase in projected taxable income relative to nontaxable adjustments and an increase in accrued taxes resulting from a proposed income tax assessment by the North Carolina Department of Revenue for the 1999 and 2000 tax years.

     Other Operating Segments reported net income of $0.2 million for the nine months ended September 30, 2004 compared to net income of $1,000 for the same year ago period. The increase was attributable to higher noninterest income of $2.4 million due to increases in financial management income, insurance services revenues and brokerage services revenues, partially offset by decreased mortgage services income. The increase in noninterest income was partially offset by increased noninterest expense of $2.2 million resulting from an increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and two insurance agencies.

     Other reported net income of $0.5 million for the nine months ended September 30, 2004 compared to a net loss of $0.3 million for the same 2003 period. The increase was primarily attributable to higher noninterest income of $1.4 million resulting from gains on the sale of equity securities during the nine months ended September 30, 2004, which was partially offset by increased income tax expense. For the nine months ended September 30, 2004, income tax expense was $0.2 million compared to an income tax benefit of $0.1 million for the same 2003 period.

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

     At September 30, 2004, securities available for sale were $1.63 billion or 37.0 percent of total assets, compared to $1.60 billion or 38.1 percent of total assets at December 31, 2003. The increase in the securities available for sale portfolio was primarily due to the purchase of agency securities funded by the proceeds from the sale of $40.7 million of primarily fixed-rate mortgage loans that were moved to securities available for sale (“securitized”) during the first nine months of 2004. The securities available for sale portfolio was also impacted by an increase in the unrealized net losses in the portfolio due to a rise in short and intermediate-term interest rates. Unrealized net losses on securities available for sale were $1.4 million at September 30, 2004 compared to unrealized net gains of $10.1 million at December 31, 2003.

     Proceeds from the sale of securities available for sale were $94.3 million and $916.7 million for the nine months ended September 30, 2004 and 2003, respectively. Gross gains of $2.5 million and gross losses of $0.4 million were realized in the nine months ended September 30, 2004. Gross gains of $9.8 million were realized in the nine months ended September 30, 2003.

     With market indicators predicting a continued rise in interest rates, the unrealized net losses in the securities available for sale portfolio could increase. However, it is anticipated that the effective yields in the portfolio would increase as the amortization of premiums decreases due to slowing prepayment speeds. To mitigate the risk of rising interest rates on the securities available for sale portfolio, the Corporation has maintained a shortened average life in the securities held for sale portfolio over the past two years. This will allow the Corporation to reinvest the cash flows of the portfolio into higher rate securities or fund loan growth in a rising interest rate environment.

     The weighted average life of the portfolio was 3.40 years at September 30, 2004 compared to 3.66 years at December 31, 2003.

Loans Held for Sale

     Loans held for sale consists primarily of 15 and 30 year mortgages which the Corporation intends to sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or market, which were $5.5 million and $5.1 million at September 30, 2004 and December 31, 2003, respectively. Loans held for sale was impacted by originations, sales activity and securitizations, which is reflected in the Consolidated Statement of Cash Flows. No valuation allowance to reduce these loans to lower of cost or market was required at September 30, 2004 and December 31, 2003.

Loan Portfolio

     The Corporation’s loan portfolio at September 30, 2004 consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Within these six segments the Corporation targets customers in our geographic area, works within most business segments and focuses on a relationship-based business model. Pricing is driven by quality, loan size, the Corporation’s relationship with the customer and by competition. The Corporation is primarily a secured lender in all these loan categories. The Corporation’s loans are generally five years or less in duration with the exception of home equity lines and residential mortgages, for which the terms range from 15 to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans, both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. Current balances of loans purchased and sold through the strategic partners program were $238.4 million and $20.7 million, respectively, at September 30, 2004. This portfolio includes commercial real estate, commercial non real estate and construction loans. This program enables the Corporation to diversify both its geographic and its total exposure risk.

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

Construction

     Real estate construction loans include both commercial and residential construction/permanent loans, which are intended to convert to permanent loans upon completion of the construction project. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures primarily in the Corporation’s market area. From time to time, the Corporation purchases construction loans in other market areas through a correspondent relationship. At September 30, 2004 loans purchased through this relationship represented 34.9 percent of the total construction loan portfolio. Construction loans purchased are typically serviced by third parties. Loans are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

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

     Gross loans increased $172.5 million to $2.43 billion at September 30, 2004 compared to $2.25 billion at December 31, 2003. The growth in loans was primarily due to (i) a $66.5 million increase in home equity loans partially due to the Corporation’s direct mailing campaign, (ii) a $64.2 million increase in commercial real estate loans, (iii) a $50.5 million increase in primarily adjustable rate mortgage loans and (iv) a $6.1 million increase in consumer loans. These increases were partially offset by a $13.0 million decrease in construction loans. In addition, $6.4 million of nonaccruing and accruing higher risk residential mortgage loans were sold to investors during the first quarter of 2004 and $40.7 million of primarily fixed-rate mortgage loans originated in the first nine months of 2004 were classified as held for sale, securitized and subsequently sold.

     The mix of variable-rate, adjustable-rate and fixed-rate loans is incorporated in the Corporation’s ALM strategy. As of September 30, 2004, of the $2.43 billion loan portfolio, approximately $1.57 billion was tied to variable interest rates, most of which reprice within one day of any interest rate change; approximately $0.63 billion was tied to fixed interest rates with scheduled maturities and $0.23 billion was tied to adjustable interest rates, which are ARM loans and reprice on a fixed schedule.

     The table below summarizes loans in the classifications indicated as of September 30, 2004, and December 31, 2003.

Table Nine
Loan Portfolio Composition

	September 30,	%	December 31,	%
(Dollars in thousands)	2004	of Total Loans	2003	of Total Loans
Commercial real estate	$788,539	32.51%	$724,340	32.15%
Commercial non real estate	210,214	8.67	212,010	9.41
Construction	345,178	14.23	358,217	15.90
Mortgage	331,249	13.66	280,748	12.46
Consumer	290,569	11.98	284,448	12.63
Home equity	459,527	18.95	393,041	17.45

Total loans	2,425,276	100.00	2,252,804	100.00

Less - allowance for loan losses	(26,859)	(1.11)	(25,607)	(1.14)
Unearned income	(301)	(0.01)	(167)	(0.01)

Loans, net	$2,398,116	98.88%	$2,227,030	98.85%

Deposits

     CHAMP continues to attract new customers and deposits. During the first nine months of 2004, 29,635 new checking accounts were opened. In addition, during the first quarter of 2004 the Corporation introduced a new money market account, the Performance Plus Account, which offers an above-market introductory interest rate for the first 90 days after an account is opened. The emphasis of these programs is to develop new customer relationships, to shift our funding mix towards lower-cost funding sources and to generate additional fee income opportunities.

     Total deposits increased $129.2 million to $2.56 billion at September 30, 2004 compared to $2.43 billion at December 31, 2003. The increase in deposits was due to a $74.1 million increase in money market accounts and a $49.8 million increase in low-cost interest checking, savings and noninterest bearing deposits. Also, as a result of the Corporation’s strategy of shifting the funding mix, lower-cost brokered certificates of deposit increased $60.7 million, while higher-cost retail certificates of deposit decreased $55.4 million. Tables Two and Three provide information on the average deposit balances for the three and nine months ended September 30, 2004 and 2003, respectively.

Other Borrowings

     Other borrowings consist of Federal Funds purchased, securities sold under agreement to repurchase, FHLB borrowings and other miscellaneous borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities less than one year collateralized by a portion of the Corporation’s securities of the United States government or its agencies. These borrowings are an important source of funding to the Corporation. Access to alternate short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single family loans held in the Corporation’s loan portfolio. FHLB borrowings are an alternative to other funding sources with similar maturities. Other borrowings increased to $1.48 billion at September 30, 2004 compared to $1.43 billion at December 31, 2003.

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

Loan Administration and Underwriting

     The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loans less than $500,000 may be approved by experienced loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced lenders for any relationships greater than $500,000 and an independent Risk Manager whenever the relationship is greater than $1.0 million. All relationships greater than $2.0 million receive a comprehensive annual review by the senior lending officers of the Bank, which is then reviewed by the independent Risk Management Officers and the final approval officer with the appropriate signature authority. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Risk Officer and the Lending Oversight Committee comprised of executive and senior management. In addition, commitments over $10.0 million are reviewed by the Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. The Corporation has a general target lending limit of $10.0 million per relationship; however, at times some loans may exceed that limit. As of September 30, 2004, the Corporation had 11 relationships with exposure greater than the $10.0 million lending limit. At September 30, 2004, the total loan balance of these relationships was $120.7 million, all of which were current, with unfunded commitments totaling $52.3 million.

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

     The Corporation’s primary market area includes the state of North Carolina but predominately centers around the metro region of Charlotte. At September 30, 2004, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this metro region. An economic downturn in our primary market area could adversely affect our business. The diversity of the region’s economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

Derivatives

     Credit risk associated with derivatives is measured as the net replacement cost should the counter-parties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts assuming no recoveries of underlying collateral. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. In managing credit risk associated with its derivative activities, the Corporation deals primarily with commercial banks, broker-dealers and corporations. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counter-party upon the occurrence of certain events. In addition, the Corporation reduces risk by obtaining collateral based on individual assessment of counter-parties. The determination of the need for and levels of collateral will vary depending on the credit risk rating of the counter-party. During 2004, the Corporation entered into a series of interest rate swap agreements to provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items. See Asset-Liability Management and Interest Rate Risk for further details regarding these interest rate swap agreements.

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

     Nonaccrual loans at September 30, 2004 decreased to $14.2 million compared to $14.9 million at December 31, 2003. The decrease includes the sale of $2.1 million of nonaccrual mortgage loans during the first quarter of 2004. OREO decreased to $5.0 million at September 30, 2004 from $6.8 million at December 31, 2003.

     Nonaccrual loans at September 30, 2004 increased to $14.2 million compared to $12.5 million at June 30, 2004, primarily due to one consumer relationship placed on nonaccrual status during the third quarter of 2004. OREO decreased $1.2 million to $5.0 million at September 30, 2004 compared to June 30, 2004.

     As a result of the Corporation’s continued focus on asset quality and the initiatives taken in 2003 and in the first nine months of 2004, our asset quality ratios remain strong. The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

Table Ten
Nonperforming and Problem Assets

	September 30		June 30		March 31		December 31		September 30
(Dollars in thousands)	2004		2004		2004		2003		2003
Nonaccrual loans	$14,237		$12,533		$11,845		$14,910		$13,398
Other real estate owned	4,962		6,159		6,199		6,836		6,709

Total nonperforming assets	19,199		18,693		18,044		21,746		20,107

Loans 90 days or more past due and still accruing interest	56		—		—		21		21

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$19,255		$18,693		$18,044		$21,767		$20,128

Nonperforming assets as a percentage of:
Total assets	0.44%		0.43%		0.42%		0.52%		0.49%
Total loans and other real estate owned	0.79		0.79		0.79		0.96		0.95
Past due loans over 30 days as a percentage of loans	0.61		0.47		0.64		1.04		0.71
Nonaccrual loans as a percentage of loans	0.59		0.53		0.52		0.66		0.64
Ratio of allowance for loan losses to nonperforming loans	1.89	x	2.08	x	2.17	x	1.72	x	1.79	x

     Nonaccrual loans at September 30, 2004 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Management anticipates that nonaccrual loans may increase in the near term as some customers continue to experience difficulties in this current economic environment. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.

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

     The table below presents certain data for the three and nine months ended September 30, 2004 and 2003, including the following: (i) the allowance for loan losses at the beginning of the year, (ii) loans charged off and recovered (iii) loan charge-offs, net, (iv) the provision for loan losses, (v) the allowance for loan losses at September 30, 2004 and 2003, (vi) the average amount of net loans outstanding during the quarter, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to loans at September 30, 2004 and 2003.

Table Eleven
Allowance For Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance, beginning of period	$26,052	$23,644	$25,607	$27,204

Loan charge-offs:
Commercial non real estate	260	418	814	3,393
Commercial real estate	164	584	2,258	990
Construction	—	17	—	(24)
Mortgage	—	4	29	9
Consumer	903	967	2,610	2,257
Home equity	105	248	778	527

Total loans charged-off	1,432	2,238	6,489	7,152

Recoveries of loans previously charged-off:
Commercial non real estate	149	32	814	390
Commercial real estate	—	2	—	3
Mortgage	29	—	30	—
Consumer	496	112	881	314
Other	—	1	—	34

Total recoveries of loans previously charged-off	674	147	1,725	741

Net charge-offs	758	2,091	4,764	6,411

Provision for loan losses	1,600	2,400	6,600	23,943
Allowance related to loans sold	(35)	—	(584)	(20,783)

Balance, September 30	$26,859	$23,953	$26,859	$23,953

Average loans	$2,381,606	$2,080,112	$2,324,647	$2,108,092
Net charge-offs to average loans (annualized)	0.13%	0.40%	0.27%	0.41%
Allowance for loan losses to gross loans	1.11	1.14	1.11	1.14

     The allowance for loan losses was $26.9 million or 1.11 percent of gross loans at September 30, 2004 compared to $25.6 million or 1.14 percent of gross loans at December 31, 2003. The allowance for loan losses as a percentage of loans decreased due to improved asset quality trends, as well as a change in the mix of the loan portfolio towards 1-4 family mortgages and home equity lines of credit. This type of secured lending generally carries lower credit risk and thus requires lower allocations in our allowance model. In addition, the allowance for loan losses was reduced by $0.6 million due to the sale of nonaccruing and accruing higher risk mortgage loans and by net charge-offs of $4.8 million. Net charge-offs were impacted by one $0.6 million commercial loan recovery during the second quarter of 2004 and by the recovery of $0.4 million from the sale of previously charged-off loans during the third quarter. These reductions were offset by an additional provision expense of $6.6 million for the nine months ended September 30, 2004.

     The allowance for loan losses was also impacted by changes in the allocation of loan losses to various loan types. Total commercial loan allocations increased $0.3 million primarily due to loan growth and an increase in impaired commercial loans, which was partially offset by decreases in the historical loss factors as asset quality trends improved. As a result of the previously mentioned sale of $60.9 million of nonaccruing and accruing higher risk loans in the second quarter of 2003, the historical loss factors in the allowance model increased. As the asset quality in the commercial loan portfolio improves, the historical loss factors continue to decrease. Management anticipates the historical loss factors to continue to trend lower over time, as the allowance model will be impacted by lower historical losses. Mortgage loan allocations of allowance increased $0.1 million during the first nine months of 2004 primarily due to mortgage loan growth, partially offset by the sale of nonaccruing and accruing higher risk mortgage loans. Consumer loan allocation factors increased $0.9 million primarily due to increases in the consumer historical loss factors used in the allowance model and loan growth.

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

     The provision for loan losses decreased to $1.6 million for the three months ended September 30, 2004 compared to $2.4 million for the same year ago period. The decrease in the provision for loan losses was due to improved asset quality trends resulting in lower net charge-offs. The provision for loan losses for the nine months ended September 30, 2004, decreased to $6.6 million compared to $23.9 million for the same year ago period. The decrease in the provision for loan losses was primarily attributable to the previously mentioned sale of $60.9 million of nonaccruing and accruing higher risk loans in the second quarter of 2003. In addition, certain residential rental property loans totaling $12.9 million identified in the third quarter of 2003 resulted in the Corporation increasing the provision for loan losses by approximately $2.4 million during that period. At September 30, 2004, there were 106 of these loans remaining with a balance of $7.0 million.

     The provision for loan losses was also impacted by a decrease in net charge-offs of $1.3 million for the three months ended September 30, 2004, compared to the same year ago period. This decrease was primarily due to the recovery of $0.4 million from the sale of previously charged-off loans and lower charge-offs in all loan categories. Net charge-offs for the three months ended September 30, 2004 amounted to $0.8 million, or 0.13 percent of average loans, compared to $2.1 million, or 0.40 percent of average loans for the same 2003 period. For the nine months ended September 30, 2004, net charge-offs decreased $1.6 million compared to the same year ago period. Net charge-offs benefited from a $0.6 million commercial loan recovery during the second quarter of 2004 and a third quarter 2004 recovery of $0.4 million from the sale of previously charged-off loans. Net charge-offs for the nine months ended September 30, 2004 amounted to $4.8 million, or 0.27 percent of average loans, compared to $6.4 million, or 0.41 percent of average loans for the same 2003 period.

     During the first nine months of 2004, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information, and assesses its impact on the allowance for loan losses. Based on its review for the three months ended September 30, 2004, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.

     The Corporation also continuously reviews its portfolio for any concentrations of loans to any one borrower or industry. To analyze its concentrations, the Corporation prepares various reports showing total loans to borrowers by industry, as well as reports showing total loans to one borrower. At the present time, the Corporation does not believe it is overly concentrated to any industry or specific borrower, and therefore has made no allocations of allowances for loan losses for this factor for any of the periods presented.

     The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. The percent of additional allocation for the operational reserve has not changed in recent periods.

Market Risk Management

Asset-Liability Management and Interest Rate Risk

     The primary objective of the Corporation’s asset-liability management strategy is to enhance earnings through balance sheet growth while reducing or minimizing the risk caused by interest rate changes. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 5.0 percent of net interest income at September 30, 2004. Assuming a 100 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 0.5 percent of net interest income at September 30, 2004. Although the Corporation’s policy for interest shock scenarios is an increase or decrease of 300 basis points, in the current low interest rate environment rate we believe a 100 basis point decline in rates is more appropriate. Both of the rate shock scenarios are within Management’s acceptable range. The Corporation also completes instantaneous parallel interest rate shocks. Assuming a 300 basis point increase in interest rates on October 1, 2004, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 3.9 percent of net interest income at September 30, 2004. Assuming a 100 basis point decrease in interest rates at October 1, 2004, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 1.5 percent of net interest income at September 30, 2004.

     During 2004, the Corporation entered into a series of interest rate swap agreements. The interest rate swaps will result in the Corporation receiving interest at an average fixed-rate of 5.16 percent and paying interest at an average variable-rate of 3.15 percent, which is based off LIBOR, for an average period of 5.9 years with a notional amount of $222 million.

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

     Table Twelve summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest bearing bank deposits are excluded from Table Twelve as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at September 30, 2004. These expected maturities, weighted average effective yields and fair values will change if interest rates change. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.

Table Twelve
Market Risk
September 30, 2004

		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Assets
Debt securities
Fixed rate
Book value	$1,530,460	$491,188	$233,675	$318,782	$327,971	$105,182	$53,662
Weighted average effective yield	3.82%
Fair value	$1,457,163
Variable rate
Book value	$112,947	34,532	34,617	34,739	9,059	—	—
Weighted average effective yield	3.54%
Fair value	$110,735
Loans and loans held for sale
Fixed rate
Book value	$597,089	158,543	116,810	99,711	81,623	42,541	97,861
Weighted average effective yield	6.58%
Fair value	$607,245
Variable rate
Book value	$1,806,495	649,159	262,222	196,712	121,078	82,754	494,570
Weighted average effective yield	4.99%
Fair value	$1,818,736
Liabilities
Deposits
Fixed rate
Book value	$1,195,443	886,044	170,134	94,304	42,491	1,765	705
Weighted average effective yield	2.31%
Fair value	$1,197,660
Variable rate
Book value	$993,463	266,262	263,243	261,881	87,652	52,812	61,613
Weighted average effective yield	0.52%
Fair value	$968,014
Other borrowings
Fixed rate
Book value	$700,845	210,044	150,053	135,055	58	61	205,574
Weighted average effective yield	3.20%
Fair value	$712,257
Variable rate
Book value	$781,495	781,495	—	—	—	—	—
Weighted average effective yield	1.75%
Fair value	$781,484

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

Table Thirteen
Commitments
As of September 30, 2004

	Amount of Commitment Expiration Per Period
	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed
Lines of Credit	$28,408	$3,175	$2,868	$321,862	$356,313
Standby Letters of Credit	7,692	115	—	—	7,807
Loan Commitments	329,048	56,075	12,653	26,419	424,195

Total Commitments	$365,148	$59,365	$15,521	$348,281	$788,315

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

     The Corporation’s primary source of funding is proceeds from customer deposits, other borrowings, loan repayments, and securities available for sale. Cash flows from operations are a significant component of liquidity risk management and include both deposit maturities and scheduled cash flows from loan and investment maturities payments. Cash flows from operating activities decreased in the first nine months of 2004 mainly due to greater funding needs for originations of mortgage loans held for sale than proceeds received from the sale of such loans, partially offset by net income, a decrease in other assets and an increase in other liabilities. Cash flows used in investing activities declined in the first nine months of 2004 as the purchases of securities available for sale and loan originations exceeded the sale and maturities of securities available for sale. Cash flows from financing activities increased mainly due to an increase in deposits to fund the increase in securities available for sale and loans, partially offset by a decrease in borrowings and dividends paid.

     If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At September 30, 2004, the Bank had an available line of credit with the FHLB totaling $1.32 billion with $1.15 billion outstanding. At September 30, 2004, the Bank also had federal funds back-up lines of credit totaling $70.0 million with $40.0 million outstanding. At September 30, 2004, the Corporation had lines of credit with SunTrust Bank totaling $25.0 million with $15.0 million outstanding and commercial paper outstandings of $32.2 million.

     Another source of liquidity is the securities available for sale portfolio. See Securities Available for Sale for further discussion. Management believes the Bank’s sources of liquidity are adequate to meet loan demand, operating needs and deposit withdrawal requirements.

Capital Management

     The objective of effective capital management is to generate above market returns on equity for our shareholders while maintaining adequate regulatory capital ratios. The Corporation uses capital to fund growth, acquire other companies, pay dividends and repurchase its common stock.

     Shareholders’ equity at September 30, 2004 increased to $308.7 million, representing 7.00 percent of period-end assets compared to $299.4 million or 7.12 percent of period-end assets at December 31, 2003. The increase was due mainly to net income of $30.9 million partially offset by cash dividends of $0.56 per share, which resulted in cash dividend payments of $16.7 million for the nine months ended September 30, 2004. In addition, the after-tax unrealized loss on securities available for sale at September 30, 2004 was $0.9 million compared to an after-tax unrealized gain of $6.2 million at December 31, 2003. This decrease was due to an increase in interest rates in short and intermediate-term interest rates.

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of September 30, 2004, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the three and nine months ended September 30, 2004.

     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At September 30, 2004, no shares had been repurchased under this authorization.

     The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At September 30, 2004, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks. In the judgment of management, there have been no events or conditions since September 30, 2004 that would change the “well capitalized” status of the Corporation or the Bank. The Corporation’s capital requirements are summarized in the table below:

Table Fourteen
Capital Ratios

			Risk-Based Capital
	Leverage Capital (1)		Tier 1 Capital (2)		Total Capital (2)
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Actual	$288,781	6.68%	$288,781	9.92%	$315,676	10.84%
Required	172,894	4.00	116,493	4.00	232,986	8.00
Excess	115,887	2.68	172,288	5.92	82,690	2.84

(1)	Percentage of total adjusted average assets. The Federal Reserve Board minimum leverage ratio requirement is 3.00 percent to 5.00 percent, depending on the institution’s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Corporation of any specific requirement applicable to it.

(2)	Percentage of risk-weighted assets.

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

     In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 (SAB 105), which contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The Corporation adopted SAB 105 on April 1, 2004, with no material effect on its consolidated financial statements.

     In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses under Emerging Issues Task Force No. 03-1 (“EITF 03-1”). EITF 03-1 gave guidance on how to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The approved delay by FSP EITF 03-1-b will apply to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect. The Corporation will evaluate the new guidance on EITF 03-1 upon issuance.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset-Liability Management and Interest Rate Risk on page 39 for Quantitative and Qualitative Disclosures about Market Risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Recent sales of Unregistered Securities

     On July 7, 2003, the Corporation, through First Charter Bank, its primary banking subsidiary, acquired all of the outstanding shares of a third party benefits administrator pursuant to a Merger Agreement dated as of the same date (the “Merger Agreement”). No underwriters were used in connection with this transaction. In connection with this transaction, the Corporation issued an aggregate of 78,441 shares of the Corporation’s common stock valued at $1.32 million to John Googe and Jeannie Felts, the shareholders of such acquired entity (the “Shareholders”). On September 1, 2004, based on the performance of the acquired entity, the Corporation issued an aggregate of 20,244 additional shares of the Corporation’s common stock valued at $425,000 to the Shareholders. The issuances of the shares in connection with this transaction were exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The Merger Agreement also contemplates additional, subsequent issuances of the Corporation’s common stock based upon the future performance of the acquired entity. The Corporation expects the value of future issuances, if earned, to total approximately $440,000.

(e) Issuer Purchases of Equity Securities

     The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended September 30, 2004.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased	per Share	or Programs (1)	Plans or Programs
July 1, 2004-July 31, 2004	—	—	—	1,625,400
August 1, 2004-August 31, 2004	—	—	—	1,625,400
September 1, 2004-September 30, 2004	—	—	—	1,625,400

Total	—	—	—	1,625,400

(1) On January 24, 2002, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to 1,500,000 shares of the Corporation’s common stock from time to time. As of September 30, 2004, the Corporation had repurchased 1,374,600 shares under this authorization. No shares were repurchased under this authorization during the quarter ended September 30, 2004. On November 3, 2003, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to an additional 1,500,000 shares of the Corporation’s common stock from time to time. As of September 30, 2004, no shares have been repurchased under this authorization. These stock repurchase plans have no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

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

FIRST CHARTER CORPORATION (Registrant)
Date: November 4, 2004	By:	/s/ Robert O. Bratton
Robert O. Bratton
Executive Vice President & Chief Financial Officer