Form 10-K
period 2004-12-31
FIRST CHARTER CORP /NC/
filed 2005-03-11
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
Title of Each Class

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $591,648,562.

     As of March 4, 2005 the Registrant had outstanding 30,188,721 shares of Common Stock, no par value.

Documents Incorporated by Reference

     PART III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Shareholders to be held on April 27, 2005. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

FIRST CHARTER CORPORATION
AND SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     FCB, a North Carolina state bank, is the successor entity to The Concord National Bank, which was established in 1888. On April 4, 2000, the Corporation acquired Carolina First BancShares, Inc. (“Carolina First”), the holding company for Lincoln Bank, Cabarrus Bank and Community Bank & Trust, which merged into the Corporation. Carolina First was a North Carolina corporation and operated through its subsidiary banks and 31 branch offices principally in the greater Charlotte, North Carolina area. On September 1, 2000, Business Insurers of Guilford County (“Business Insurers”) was merged into First Charter Insurance Services. Each of these mergers was accounted for as a pooling of interests and accordingly, all financial information presented herein has been restated for all periods presented to reflect the mergers. On June 22, 2001, First Charter’s banking subsidiary converted from a national bank to First Charter Bank, a North Carolina state bank. The conversion was completed after a cost-benefit analysis of supervisory regulatory charges and did not represent any disagreement with the Corporation’s or the Bank’s former regulators. The Bank continues to operate its financial center network franchise under the “First Charter” brand name.

     FCB is a full service bank, which now operates 53 financial centers, seven insurance offices and one mortgage origination office in addition to its main office, as well as 110 ATMs (automated teller machines). These facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Catawba, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. FCB, through First Charter of Virginia Realty Investments, Inc., also operates an additional mortgage origination office in Virginia.

     The Corporation’s primary market area is located within North Carolina and predominately centers around the Metro region of Charlotte, North Carolina, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-sixth largest city in the United States and has a diverse economic base. As of December 31, 2004, the unemployment rate for the Charlotte Metro region and the state of North Carolina was 5.2 percent. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. Thus, the Corporation believes that it is not dependent on any one or a few types of commerce due to the economic diversity in the region.

     Through its financial centers, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts; “Money Market Rate” accounts; certificates of deposit; individual retirement accounts; overdraft protection; commercial, consumer, agriculture, real estate, residential mortgage and home equity loans; personal and corporate trust services; safe deposit boxes; and automated banking.

     In addition, through First Charter Brokerage Services, Inc., a subsidiary of FCB, the Registrant offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates two other subsidiaries: First Charter Insurance Services, Inc. and First Charter Leasing and Investments, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Leasing and Investments, Inc. is a North Carolina corporation engaged in commercial equipment leasing and the management of investment securities. It also acts as the holding company for First Charter of Virginia Realty Investments, Inc., a Virginia corporation. First Charter of Virginia Realty Investments, Inc. is engaged in the mortgage origination business and also acts as the holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. First Charter Realty Investments, Inc. is the holding company for FCB Real Estate, Inc., a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC, a North Carolina limited liability company, which owns and maintains the real estate property and assets of the Corporation. FCB Real Estate, Inc. primarily invests in commercial and 1-4 family residential real estate loans. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC, a North Carolina limited liability company. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

     At December 31, 2004, the Registrant and its subsidiaries had 1,014 full-time equivalent employees. The Registrant had no employees who were not also employees of FCB. The Registrant considers its relations with its employees to be good.

     As part of its operations, the Registrant is not dependent upon a single customer or a few customers whose loss would have a material adverse effect on the Registrant.

     As part of its operations, the Registrant regularly holds discussions and evaluates the potential acquisition of, or merger with, various financial institutions. In addition, the Registrant periodically enters new markets and engages in new activities in which it competes with established financial institutions. There can be no assurance as to the success of any such new office or activity. Furthermore, as the result of such expansions, the Registrant may from time to time incur start-up costs that could affect its financial results.

Competition

     The banking laws of North Carolina allow banks located in North Carolina to develop branches throughout the state. In addition, out-of-state institutions may open de novo branches in North Carolina as well as acquire or merge with institutions located in North Carolina. As a result of these laws, banking activities in North Carolina are highly competitive.

     FCB’s service delivery facilities are located in Ashe, Alleghany, Avery, Buncombe, Cabarrus, Catawba, Cleveland, Guilford, Iredell, Jackson, Lincoln, McDowell, Mecklenburg, Rowan, Rutherford, Swain, Transylvania and Union counties of North Carolina. These counties also have numerous branches of money-center, super-regional, regional, and statewide institutions, some of which have a major presence in Charlotte. In its market area, the Registrant faces competition from other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than the Bank. The Bank’s primary method of competition is to provide quality service and fairly priced products.

Government Supervision and Regulation

     General. As a registered bank holding company, the Corporation is subject to the supervision of and regular inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). FCB is a North Carolina state bank and a Federal Reserve member bank, with deposits insured by the Federal Deposit Insurance Corporation’s (“FDIC”) insurance funds: the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”). FCB is subject to extensive regulation and examination by the Office of the Commissioner of Banks of the State of North Carolina (the “NC Commissioner”) under the direction and supervision of the North Carolina Banking Commission (the “NC Banking Commission”) and by the FDIC, which insures its deposits to the maximum extent permitted by law.

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

     Gramm-Leach-Bliley Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) eliminated certain legal barriers separating the conduct of various types of financial service businesses, such as commercial banking, investment banking and insurance in addition to substantially revamping the regulatory scheme within which the Corporation operates. Under the GLB Act, bank holding companies meeting management, capital and Community Reinvestment Act standards, and that have elected to become a financial holding company, may engage in a substantially broader range of traditionally nonbanking activities than was permissible before enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies. The Corporation has not elected to become a financial holding company. The GLB Act also allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     In addition, the GLB Act also modifies current law related to financial privacy and community reinvestment. The privacy provisions generally prohibit financial institutions from disclosing nonpublic personal financial information to nonaffiliated third parties unless the customer has the opportunity to “opt out” of the sharing of the customer’s nonpublic information with unaffiliated third parties.

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

     Consumer Protection. In connection with its lending and leasing activities, FCB and its subsidiaries are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, as well as state law counterparts.

     Title V of the GLB Act, along with other provisions of federal law, currently contain extensive consumer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship, and annually thereafter, the financial institution’s policies and procedures for collecting, disclosing, and protecting nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide that nonpublic personal information to nonaffiliated third parties unless the financial institution discloses to the customer that the information may be provided and the customer is given the opportunity to opt out of that disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

     The Community Reinvestment Act of 1977 requires FCB’s primary federal regulatory agency, in this case, the FDIC, to assess FCB’s record in meeting the credit needs of the communities served by FCB, including low- and moderate-income neighborhoods and persons. Financial institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” At December 31, 2004 FCB’s rating was “Satisfactory”. This assessment is reviewed by any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office.

     The USA PATRIOT Act. After the September 11, 2001 terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, created new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers. In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice to require customer identification and verification, expand the money-laundering program requirement to the major financial services sectors, including insurance and unregistered investment companies, such as hedge funds, and facilitate and permit the sharing of information between law enforcement and financial institutions, as well as among financial institutions themselves. The United States Treasury Department also has created the Treasury USA PATRIOT Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve the regulations.

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act was enacted which addressed corporate governance and securities reporting requirements. Among its requirements are changes in auditing and accounting, executive compensation, certifications by Chief Executive Officers and Chief Financial Officers of certain securities filings, expanded reporting of information in current reports filed with the Securities and Exchange Commission, more detailed reporting information in securities disclosure documents and more timely filings of corporate information. The Nasdaq National Market has also issued its corporate governance rules that are intended to allow shareholders to more easily and efficiently monitor the performance and activities of companies and their executive officers and directors.

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

Capital and Operational Requirements

     The Federal Reserve and the FDIC issued substantially similar minimum capital adequacy standards with which both the Corporation and the Bank must comply. The risk-based guidelines define a three-tier capital framework, under which the Corporation and the Bank are required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of 4.00 percent and a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8.00 percent. Tier 1 Capital generally consists of total shareholders’ equity calculated in accordance with generally accepted accounting principles less certain intangibles. Tier 2 Capital includes, among other items, cumulative perpetual preferred stock, long-term preferred stock, hybrid capital instruments, qualifying subordinated debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval of the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 Capital less investments in unconsolidated subsidiaries is equal to qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and Total Capital by risk-weighted assets. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation and the Bank, as adjusted for one of four categories of applicable risk-weights established in Federal Reserve regulations, based primarily on relative credit risk. At December 31, 2004, the Corporation and the Bank were in compliance with the risk-based capital requirements. The Corporation’s Tier 1 and Total Capital Ratios at December 31, 2004 were 10.08 percent and 10.99 percent, respectively. The Corporation did not have any subordinated debt that qualified as Tier 3 Capital at December 31, 2004.

     The leverage ratio is calculated by dividing Tier 1 Capital by adjusted total assets. The Corporation’s leverage ratio at December 31, 2004 was 6.76 percent. The Corporation meets its leverage ratio requirement.

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

     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Total Risk-Based Capital, Tier 1 Risk-Based Capital and Leverage Capital Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have (1) a Tier 1 Capital ratio of at least 6.00 percent, (2) a Total Capital ratio of at least 10.00 percent, (3) a Leverage ratio of at least 5.00 percent and (4) not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 Capital ratio of at least 4.00 percent, a Total Capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. Under these guidelines, FCB is considered well capitalized as of December 31, 2004. See Note Twenty of the consolidated financial statements.

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

     Distributions. The Corporation is a legal entity separate and distinct from its subsidiaries. The primary source of funds for distributions paid by the Corporation to its shareholders is dividends received from FCB. Federal regulatory and other requirements, as well as laws and regulations of the State of North Carolina, restrict the lending of funds by FCB to the Corporation and the amount of dividends that FCB can pay to the Corporation. The Federal Reserve regulates the amount of FCB dividends payable to the Corporation based on net profits for the current year combined with the undivided profits for the last two years, less dividends already paid. See Note Twenty of the consolidated financial statements.

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

     The deposits of FCB are insured by the BIF, administered by the FDIC. Under the FDIC’s risk-based insurance system, assessments for BIF members currently can range from no assessment to an assessment of 27 basis points per $100 of insured deposits, with the exact assessment determined by a bank’s capital and other regulatory factors. The range of deposit insurance assessment rates can change from time to time, in the discretion of the FDIC, subject to certain limits. Presently FCB is not required to pay any additional assessment to the FDIC. At this time, the amount of any future premiums required to be paid by FCB is not known.

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

     During the third quarter of 2003, the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) and the Office of the North Carolina Commissioner of Banks (the “Banking Commissioner”), the Bank’s primary federal and state regulatory agencies. The Written Agreement required the Bank to take appropriate actions to improve its programs and procedures for complying with the Currency and Foreign Transactions Reporting Act and the anti-money laundering provisions of Regulation H of the Board of Governors of the Federal Reserve System. The Bank subsequently took substantial actions, and adopted and implemented a number of policies and procedures, to address the concerns of the regulatory agencies. As a result of these actions, the Federal Reserve Bank, in concurrence with the Banking Commissioner, terminated the Written Agreement effective July 2, 2004.

Other Considerations

     There are particular risks and uncertainties that are applicable to an investment in the Corporation’s common stock. Specifically, there are risks and uncertainties that bear on the Corporation’s future financial results that may cause its future earnings and financial condition to be less than its expectations. Some of the risks and uncertainties relate to economic conditions generally and would affect other financial institutions in similar ways. These aspects are discussed under the heading “Factors that May Affect Future Results” in the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This section addresses particular risks and uncertainties that are specific to the Corporation’s business.

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

     In addition to its main office, FCB has 53 financial centers, seven insurance offices and 110 ATMs located in 18 counties throughout North Carolina. As of December 31, 2004, the Corporation and its subsidiaries owned 35 financial center locations, leased 18 financial center locations and leased seven insurance offices. The Corporation also leases a facility in Reston, Virginia for the origination of real estate loans. These operations also serve as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans. In addition, the Corporation leases a facility in Winston-Salem, North Carolina for the operations of its third party benefits administrator.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2004.

Item 4A. Executive Officers of the Registrant

     The following table sets forth certain information about each of the current executive officers of the registrant, including his name, age, positions and offices held with the Registrant and the Bank, the period served in such positions or offices and, if such person has served in such position and office for less than five years, the prior employment of such person. Mr. Bratton is scheduled to retire from the Registrant, effective March 31, 2005. No executive officer has a family relationship as close as first cousin with any other executive officer or director.

			Year Position
Name	Age	Office and Position	Held
Lawrence M. Kimbrough	64	President and Chief Executive Officer of the Registrant	1986 - Present
		President and Chief Executive Officer of FCB	1986 - 2004

Year Position
Name	Age	Office and Position	Held
Robert O. Bratton	56	Executive Vice President, Chief Financial Officer and Treasurer of the Registrant and Executive Vice President of FCB	1983 - Present

Charles A. Caswell	42	Executive Vice President of the Registrant and Executive Vice President of FCB	2005 - Present
		Executive Vice President and Chief Financial Officer of Integra Bank Corporation	2002 - 2005
		Chief Financial Officer of RBC Centura Banks, Inc.	2001 - 2002
		Treasurer of RBC Centura Banks, Inc.	1997 - 2001

Robert E. James, Jr.	54	President and Chief Executive Officer of FCB	2004 - Present
		Executive Vice President of the Registrant	1999 - Present
		Executive Vice President of FCB	1999 - 2004

Stephen M. Rownd	45	Executive Vice President of the Registrant and Executive Vice President of FCB	2001 - Present
		Chief Risk Officer of FCB	2004 - Present
		Chief Credit Officer of FCB	2001 - 2004
		Director of Risk Management, SunTrust Banks, Inc.	1999 - 2001

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

     The principal market on which the Common Stock is traded is the Nasdaq National Market. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated, as reported on the Nasdaq National Market:

	Quarter	High	Low

2003	first	19.40	17.25
	second	19.56	16.69
	third	20.40	17.04
	fourth	21.20	19.27
2004	first	21.68	19.52
	second	21.89	20.05
	third	24.50	20.86
	fourth	28.11	25.00

     As of March 4, 2005, there were 7,517 record holders of the Corporation’s Common Stock. During 2003 and 2004, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:

	Quarter	Dividend

2003	first	0.185
	second	0.185
	third	0.185
	fourth	0.185
2004	first	0.185
	second	0.185
	third	0.190
	fourth	0.190

     For additional information regarding the Corporation’s ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Management.

Recent Sales of Unregistered Securities

     On December 1, 2004, the Corporation, through First Charter Bank, its primary banking subsidiary, acquired substantially all of the assets of Smith & Associates Insurance Services, Inc., a property and casualty insurance agency (the “Agency”), pursuant to an Asset Purchase Agreement, dated as of the same date (the “Purchase Agreement”). No underwriters were used in connection with this transaction. In connection with this transaction, the Corporation issued an aggregate of 27,726 shares of the Corporation’s common stock valued at $750,000 to the Agency. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The Purchase Agreement also contemplates additional, subsequent issuances of the Corporation’s common stock based upon the future performance of the Agency. The Corporation expects the value of future issuances, if earned, to total approximately $750,000.

Issuer Purchases of Equity Securities

     The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended December 31, 2004.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs (1)	Programs

October 1, 2004-October 31, 2004	—	—	—	1,625,400
November 1, 2004-November 30, 2004	—	—	—	1,625,400
December 1, 2004-December 31, 2004	—	—	—	1,625,400

Total	—	—	—	1,625,400

(1) On January 24, 2002, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to 1,500,000 shares of the Corporation’s common stock from time to time. As of December 31, 2004, the Corporation had repurchased 1,374,600 shares under this authorization. No shares were repurchased under this authorization during the quarter ended December 31, 2004. On November 3, 2003, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to an additional 1,500,000 shares of the Corporation’s common stock from time to time. As of December 31, 2004, no shares have been repurchased under this authorization. These stock repurchase plans have no set expiration or termination date.

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

     Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected results in connection with the implementation of the Corporation’s business plan and strategic initiatives are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) legislation or regulatory requirements or changes thereto adversely affect the businesses in which the Corporation is engaged; (9) regulatory compliance cost increases are greater than expected; and (10) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation.

Overview

     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, FCB. The Corporation’s principal executive offices are located in Charlotte, North Carolina. FCB is a full service bank and trust company with 53 financial centers and seven insurance offices located in 18 counties throughout the piedmont and western half of North Carolina. The Corporation also maintains operations in Reston, Virginia for the origination of real estate loans. These operations also serve as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans.

     The Corporation’s primary market area is located within North Carolina and predominately centers around the Metro region of Charlotte, North Carolina, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-sixth largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. The Corporation believes that it is not dependent on any one or a few types of commerce due to the region’s diverse economic base. Since the North Carolina economy has historically relied on the manufacturing and transportation sectors, it has been significantly impacted by global competition and rising energy prices. As a result, the North Carolina economy is transitioning to a more service-oriented economy. Recently, the education, healthcare, information technology, finance and business services industries have shown the most growth. The unemployment rate for the Charlotte Metro region was 5.2 percent in December 2004 compared to 6.2 percent in December 2003. This decrease is the result of structural changes taking place in the economy of the region. The service industry is now the major employer in the Charlotte Metro region, followed by wholesale and retail trade.

     The Corporation’s operations are divided into five primary lines of business: community banking, mortgage, brokerage, insurance, and financial management. Community banking provides a variety of depository accounts including interest-bearing and noninterest-bearing checking accounts, certificates of deposit and money market accounts. In addition, community banking offers numerous loan products including commercial, consumer, real estate and home equity loans. The community bank also maintains 110 ATM’s and enables customers to access their accounts on-line. The mortgage business provides both fixed-rate and variable-rate mortgage products and loan servicing pursuant to a third party arrangement. First Charter Brokerage Services offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte Metro region. Financial management provides comprehensive financial planning, funds management, investments and record keeping services for many national companies.

     The Corporation derives interest income through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts and from the Corporation’s various lines of business including mortgage, brokerage, insurance and financial management. Also, as a part of the Corporation’s management of its securities portfolio, income is recognized on the sale of bond and equity securities.

     Increasing the net interest income is critical to the Corporation’s strategy of earnings growth in a rising rate environment. There are three primary components to achieve this goal: maintain an asset-sensitive balance sheet, improve the net interest margin and increase earning assets. The first component involves the Corporation maintaining an asset-sensitive balance sheet under a broad range of interest rate scenarios. This has been accomplished by managing the level of fixed-rate loans and focusing on variable-rate lending. A balance sheet is considered asset-sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings). An asset-sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when interest rates decline.

     The second component toward achieving an increase in net interest income is improving the net interest margin. Enhancing the net interest margin is divided into two parts, improving asset yields and reducing funding costs. The yields in the Corporation’s loan portfolio should increase as the Corporation’s floating rate and variable rate loans reprice upward with the increase in interest rates. In addition, rising interest rates will increase the effective yields on mortgage-backed securities by decreasing the amortization of premiums due to slowing prepayment speeds.

     The Corporation continues its focus on reducing funding costs by growing deposit balances and shifting funding sources from higher-cost retail certificates of deposit to lower-cost, transaction-based accounts. The Corporation’s Checking Account Marketing Program (“CHAMP”) continues to attract new customers and deposits. In addition, during the first quarter of 2004 the Corporation introduced a new money market account called Performance Plus. These programs are designed to develop new customer relationships, shift the Corporation’s funding mix towards lower-cost funding sources and generate additional fee income opportunities.

     The asset-sensitive nature of the Corporation’s balance sheet should improve the net interest margin resulting in more interest income. However, competitive pricing pressure on both sides of the balance sheet may mitigate the asset-sensitive nature of the Corporation’s balance sheet resulting in a relatively flat margin. In addition, a flattening of the yield curve may result in additional pressure on the net interest margin. Thus the increase in net interest income may come from the final component, an increase in earning assets and in particular loans.

     Loan growth is a major focus of the Corporation. The lending environment continues to be highly competitive. However, the loan portfolio has shown steady growth during 2004 in home equity, mortgage, commercial real estate, and consumer loans. Management believes the Corporation is positioned for future loan growth due to an improving market for commercial loans, an increased number of commercial lenders and an increased focus on small business loans.

     Maintaining sound asset quality is another major focus for the Corporation. As a result of this focus and the initiatives taken in 2003 and in the first quarter of 2004, the Corporation’s asset quality ratios have improved significantly and remain strong. During the second quarter of 2003, the Corporation sold $60.9 million in nonaccruing and accruing higher risk loans (the ”2003 Loan Sale”) to improve the asset quality of the loan portfolio by containing the financial risk of these loans. Additionally, the Corporation sold its $11.7 million credit card portfolio in the first quarter of 2003. Similarly, in the first quarter of 2004, $6.4 million in nonaccruing and accruing higher risk mortgage loans were sold. These activities have had a positive impact on earnings by reducing the credit risk profile of the Corporation and eliminating significant future collection costs. Nevertheless, the business of lending to commercial and consumer customers carries with it significant credit risk, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis.

     The Corporation is also focused on retaining existing customers and attracting new customers. The Corporation’s primary methods of competition are to provide exceptional customer service and to proactively market its products. The Corporation uses a quarterly independent survey of customers to review its level of customer service. During the fourth quarter of 2004, 83 percent of the customers surveyed reported that they were “very satisfied” with the service at First Charter, compared to the industry average of 58 percent. The Corporation’s main strategy for obtaining new customers is CHAMP, a disciplined, proactive approach to attracting new accounts and customers. Its success has provided the Corporation with opportunities to develop new customer relationships, to generate additional fee income and to shift its funding mix towards lower-cost funding sources. To meet the convenience needs of existing and potential customers, the Corporation has recently replaced five existing branches, opened one new branch, introduced extended hours in select branches and its call center and added bilingual personnel. The Corporation will continue to update existing branches and expand into new areas as both market and economic conditions warrant.

     Another focus for the Corporation is growing fee income through other lines of business. These sources of income provide stability to the Corporation’s earnings with minimal credit risk and less exposure to interest rate risk than its community bank’s traditional lines of business. In addressing this area of focus, the Corporation, through a subsidiary of FCB, acquired an insurance agency during each of the third and fourth quarters of 2003 and the fourth quarter of 2004. These acquisitions expanded the reach of the Corporation’s insurance services with businesses and individuals throughout the Charlotte Metro region. In addition, the Corporation, through a subsidiary of FCB, acquired a third party benefits administrator during the third quarter of 2003. This acquisition added new customers, expanded the Corporation’s product line and improved its technology platform. Also, during 2003 and early 2004, First Charter Brokerage Services, Inc. increased its number of licensed sales associates. As a result of these actions and the continued success of CHAMP, income from service charges, financial management services, brokerage services and insurance services increased in 2004. The Corporation continuously reviews other opportunities for new products, new services and expansion as conditions warrant.

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

Performance Overview

     Net income amounted to $42.4 million, or $1.40 per diluted share, for the year ended December 31, 2004, an increase from net income of $14.1 million, or $0.47 per diluted share, for the year ended December 31, 2003. The return on average common shareholders equity was 14 percent in 2004 compared to 5 percent in 2003. Earnings for 2003 were impacted by a higher provision for loan losses primarily attributable to the 2003 Loan Sale and by $19.1 million of costs associated with the refinancing of fixed-term advances.

     The Corporation experienced strong core business fundamentals in the areas of deposits and customer satisfaction during 2004 that is expected to continue to provide strong momentum for 2005. As previously discussed, customer satisfaction scores were 83 percent “very satisfied” for the fourth quarter of 2004. The continued success of CHAMP resulted in 38,607 new checking accounts being opened, an average of 728 new checking accounts per branch. This is well above the industry average of 245 new checking accounts per branch per year. In addition, during 2004, core households, which are households with a checking account, increased 10 percent to 101,249 primarily due to the success of CHAMP.

Financial Summary

     For the year ended December 31, 2004, net interest income increased $15.2 million, or 14 percent, to $123.0 million from the year ended December 31, 2003 due to the strong loan growth, a decrease in prepayment speeds in the securities-available-for-sale portfolio, the refinancing of fixed-term advances in 2003 and certain asset-liability management transactions entered into during 2004.

     For the year ended December 31, 2004, noninterest income decreased $3.0 million, or 5 percent, to $60.9 million primarily due to lower gains on the sale of securities, lower trading gains and a gain recognized on the sale of the credit card portfolio during 2003, which did not recur in 2004. However, the Corporation’s primary noninterest income lines of business continued to generate strong revenue growth compared to 2003, with financial management income up 58 percent, insurance services income up 20 percent and service charges up 15 percent.

     Noninterest expense decreased $15.8 million, or 12 percent, to $111.0 million primarily due to $19.1 million of prepayment costs associated with refinancing $131.0 million in fixed-term advances in 2003 which did not recur in 2004. In addition, professional service fees decreased $2.0 million. These decreases were partially offset by a $3.7 million increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and three insurance agencies, increased incentive compensation and employee benefit accruals resulting from an increase in 2004 earnings.

     Income tax expense increased $18.7 million to $22.0 million due to an increase in taxable income relative to nontaxable adjustments and an increase in accrued taxes resulting from a proposed tax assessment received in the third quarter of 2004. The Corporation is appealing this assessment.

Fourth Quarter 2004 Results

     Net income amounted to $11.6 million, or $0.38 per diluted share, for the three months ended December 31, 2004, compared to a net loss of $0.5 million, or $0.02 per diluted share for the same period in 2003. Net income for the three months ended December 31, 2003 were impacted by $11.7 million of costs associated with the refinancing of fixed-term advances.

     Net interest income increased $2.8 million to $31.8 million compared to the fourth quarter of 2003. The increase was due to a $5.5 million increase in interest income primarily resulting from strong loan growth and an increase in interest rates. The increase in interest income was partially offset by a $2.7 million increase in interest expense due to an increase in interest rates and higher levels of deposits and other borrowings. The effect of the increase in rates was partially mitigated by the refinancing of $81 million of fixed-term advances in the fourth quarter of 2003 and by certain asset-liability management transactions entered into during 2004.

     During the fourth quarter of 2004, noninterest income increased $1.8 million to $15.3 million, compared to the fourth quarter of 2003. The increase was primarily due to the following: a $1.1 million increase in service charges; an $0.8 million increase in other noninterest income due to growth in ATM, debit card and other miscellaneous fees and a $0.7 million increase in insurance service income primarily due to increases in contingency income. These increases were partially offset by a $0.2 million decrease in brokerage income, and a $0.2 million decrease in gains on sale of securities.

     Noninterest expense decreased $13.7 million to $27.7 million, compared to the fourth quarter of 2003. The decrease was primarily due to $11.7 million of prepayment costs associated with refinancing $81 million in fixed term advances in 2003 that did not recur in 2004. In addition, professional service fees decreased $1.2 million and salaries and employee benefits decreased $1.0 million primarily due to lower medical and dental expenses and decreased commission-based compensation.

     Total income tax expense for the fourth quarter of 2004 was $6.1 million compared to an income tax benefit of $2.0 million for the fourth quarter of 2003.

Table One
Selected Financial Data

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2004	2003	2002	2001	2000

Income statement
Interest income	$187,303	$178,292	$196,388	$215,276	$216,143
Interest expense	64,293	70,490	83,227	109,912	108,314

Net interest income	123,010	107,802	113,161	105,364	107,829
Provision for loan losses	8,425	27,518	8,270	4,465	7,615
Noninterest income	60,896	63,933	47,410	38,773	30,666
Noninterest expense	111,017	126,785	97,551	87,579	92,727

Income before income taxes	64,464	17,432	54,750	52,093	38,153
Income taxes	22,022	3,286	14,947	16,768	13,312

Net income	$42,442	$14,146	$39,803	$35,325	$24,841

Per common share
Basic net income	$1.42	$0.47	$1.30	$1.12	$0.79
Diluted net income	1.40	0.47	1.30	1.12	0.79
Cash dividends declared (1)	0.75	0.74	0.73	0.72	0.70
Period-end book value	10.47	10.08	10.80	10.06	9.79
Average shares outstanding - basic	29,859,683	29,789,969	30,520,125	31,480,109	31,435,342
Average shares outstanding - diluted	30,277,063	30,007,435	30,702,107	31,660,985	31,580,328
Ratios
Return on average shareholders’ equity (2)	14.05%	4.50%	12.52%	11.03%	8.29%
Return on average assets	0.98	0.35	1.13	1.14	0.90
Net interest margin	3.13	3.00	3.52	3.72	4.26
Average loans to average deposits	92.86	86.60	94.30	95.43	110.52
Average equity to average assets (2)	6.99	7.85	9.02	10.31	10.84
Efficiency ratio (3)	60.55	77.45	64.29	60.97	64.09
Dividend payout	53.50	156.96	56.31	64.29	88.61
Selected period end balances
Securities available for sale	$1,652,732	$1,601,900	$1,129,212	$1,076,324	$441,031
Loans held for sale	5,326	5,137	158,404	7,334	5,063
Loans, net	2,412,529	2,227,030	2,045,266	1,921,718	2,123,897
Allowance for loan losses	26,872	25,607	27,204	25,843	28,447
Total assets	4,431,605	4,206,693	3,745,949	3,332,737	2,932,199
Total deposits	2,609,846	2,427,897	2,322,647	2,162,945	1,998,234
Borrowings	1,449,736	1,432,200	1,042,440	808,512	570,024
Total liabilities	4,116,918	3,907,254	3,421,263	3,023,396	2,622,912
Total shareholders’ equity	314,687	299,439	324,686	309,341	309,287
Selected average balances
Loans, net	2,363,107	2,152,748	2,122,890	1,990,406	2,074,971
Earning assets	4,004,678	3,662,460	3,261,844	2,881,295	2,576,853
Total assets (2)	4,322,727	4,009,511	3,525,090	3,104,952	2,763,920
Total deposits	2,544,865	2,485,711	2,251,256	2,085,669	1,877,426
Borrowings	1,428,124	1,159,889	906,263	652,298	556,859
Total shareholders’ equity (2)	302,101	314,562	317,952	320,215	299,745

(1)	First Charter Corporation historical cash dividends declared.

(2)	Amounts and ratios in the 2003 and 2002 periods have been adjusted to correct a calculation error with respect to average balances.

(3)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

Critical Accounting Estimates and Policies

     The Corporation’s significant accounting policies are described in Note One of the consolidated financial statements and are essential in understanding management’s discussion and analysis of financial condition and results of operations. Some of the Corporation’s accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to complicated transactions to determine the most appropriate treatment.

     The following is a summary of the more judgmental estimates and complex accounting principles. In many cases, there are numerous alternative judgments that could be used in the process of estimating values of assets or liabilities. Where alternatives exist, the Corporation has used the factors that we believe represent the most reasonable value in developing the inputs for the valuation. Actual performance that differs from the Corporation’s estimates of the key variables could impact net income.

Allowance for Loan Losses

     The Corporation considers its policy regarding the allowance for loan losses to be one of its most critical accounting policies, as it requires management’s most subjective and complex judgments. The allowance for loan losses is maintained at a level the Corporation believes is adequate to absorb probable losses inherent in the loan portfolio as of the date of the consolidated financial statements. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect its careful evaluation of credit risk considering all information available to us.

     The determination of the level of the allowance and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including: (i) general economic conditions, (ii) loan portfolio composition, (iii) prior loan loss experience, (iv) management’s evaluation of credit risk related to both individual borrowers and pools of loans and (v) observations derived from the Corporation’s ongoing internal audit and examination processes and those of its regulators. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or decrease in the allowance for loan losses.

     The Corporation employs a variety of statistical modeling and estimation tools in developing the appropriate allowance. The following provides a description of each of the components involved in the allowance for loan losses, the techniques the Corporation used and the estimates and judgments inherent to each component.

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

     The second component of the allowance for loan losses, the portion attributable to all other loans without specific reserve amounts, is determined by applying historical loss rates to the outstanding balance of loans. The portfolio is segmented into two major categories: commercial loans and consumer loans, which include mortgage, general consumer, consumer real estate, home equity and consumer unsecured loans. Commercial loans are segmented further by risk grade, so that separate loss factors are applied to each pool of commercial loans. The historical loss factors applied to the commercial segments are determined using a migration analysis tool that computes current loss estimates by credit grade using a trailing loss history database. Since the migration analysis is based on trailing data, the percentage loss estimates can change based on actual losses. Changes in commercial loan credit grades or in the mix of the portfolio can also impact this component of the allowance for loan losses from period to period. Consumer loans are segmented further by collateral types in order to apply separate loss factors to each pool of consumer loans. The historical loss factors applied to the consumer segments are a twelve-month rolling average of losses. Since the loss factors are based on historical data, the percentage loss estimates can change based on actual losses.

     The third component of the allowance for loan losses is intended to capture the various risk elements of the loan portfolio which may not be sufficiently captured in the historical loss rates. These factors currently include intrinsic risk, operational risk and concentration risk. Intrinsic risk relates to the impact of current economic conditions on the Corporation’s borrower base, the effects of which may not be realized by the Corporation in the form of charge-offs for several periods. The Corporation monitors and documents various local, regional and national economic data, and makes subjective estimates of the impact of changes in economic conditions on the allowance for loan losses. Operational risk includes factors such as the likelihood of loss on a loan due to procedural error. Historically, the Corporation has made additional loss estimates for certain types of loans that were either acquired from other institutions in mergers or were underwritten using policies that are no longer in effect at the Corporation. These identified loans are considered to have higher risk of loss than currently reflected in historical loss rates of the Corporation, so additional estimates of loss are made by management. Concentration risk includes the risk of loss due to extensions of credit to a particular industry, loan type or borrower that may be troubled. The Corporation monitors its portfolio for any excessive concentrations of loans during each period, and if any excessive concentrations are noted, additional estimates of loss would be made. Changes in the allowance for loan losses for these subjective factors can arise from changes in the balance and types of outstanding loans, as well as changes in the underlying conditions which drive a change in the percentage used. As more fully discussed below, the Corporation continually monitors the portfolio in an effort to identify any other factors which may have an impact on loss estimates within the portfolio.

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

Tax Contingencies

     In accounting for tax contingencies, the Corporation assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Corporation’s tax position. For those matters where it is probable that the Corporation will have to pay additional taxes, interest or penalties and a loss or range of loss can be reasonably estimated, the Corporation has recorded reserves in the consolidated financial statements.

     Changes to the Corporation’s tax contingency estimate occur periodically due to implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, which are often driven by the Corporation’s judgments, affect current taxes payable and can be material to the Corporation’s operating results for any particular period.

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

     The fair value of the interest rate swaps is determined by a third party at inception and is valued subsequently on a quarterly basis. The valuation is determined using a discounted cash flow model and a volatility index. The Corporation performs a quarterly assessment based on the third party valuations to assess whether the derivative used in its hedging transaction has been highly effective in offsetting changes in the fair value of the hedged item. The effectiveness assessment is conducted using the cumulative dollar offset method.

     The Corporation accounts for these interest rate swaps as a hedge of the fair value of the designated Federal Home Loan Bank (“FHLB”) advances. Currently, three of the Corporation’s seven interest rate swaps meet the criteria for the short-cut accounting method. According to the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), the “short cut” method assumes that the change in the fair value of the derivative hedging instrument and the hedged debt obligation is one hundred percent correlated, which results in no ineffectiveness and no income statement effect. For interest rate swaps that do not meet the criteria for the short-cut accounting method, the Corporation records on a quarterly basis, in noninterest income, the net change in the fair value of the interest rate swap and the designated FHLB advances, attributed to changes in interest rates, provided the criteria for hedge accounting continue to be met. In the event the criteria for hedge accounting are not met in a future period, the Corporation will cease recording the change in fair value of the FHLB advances and will amortize into earnings the then carrying value of the interest rate swap over the life of the hedged item. The derivative hedging instruments are recorded at fair value in other assets or other liabilities.

     The Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions as required by Statement of Financial Accounting Standards No. 133. This documentation includes analysis at inception and is ongoing relative to the effectiveness of the hedging relationship. If the Corporation’s initial judgments were inappropriate, hedge accounting would be reversed and only the change in fair value of the derivative would be recognized through the income statement. The Corporation will discontinue hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and will reflect changes in fair value through the income statement. See Asset-Liability Management and Interest Rate Risk for further details regarding these interest rate swap agreements.

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

     For the year ended December 31, 2004, net interest income amounted to $123.0 million, an increase of approximately 14 percent from net interest income of $107.8 million in 2003. This increase was primarily due to a $9.0 million or 5 percent increase in interest income due mainly to strong loan growth, increases in the securities-available-for-sale portfolio and a decrease in prepayment speeds in the securities-available-for-sale portfolio. In addition, net interest income was impacted by a $6.2 million or 9 percent decrease in interest expense compared to 2003. This decrease was primarily due to the following: a shift in funding sources from higher-cost retail CDs to lower-cost transaction based accounts; the repricing of retail CDs at lower rates in 2003 and 2004; the refinancing of $131.0 million of fixed-term advances in 2003 and certain asset-liability management transactions entered into during 2004. These decreases were partially offset by an increase in interest rates.

     The net interest margin (tax-adjusted net interest income divided by average interest-earning assets) increased 13 basis points to 3.13 percent in 2004, compared to 3.00 percent in 2003 due to the asset-sensitive nature of the balance sheet. The effective yield on earning assets during 2004 was negatively impacted by earning assets that repriced at lower interest rates during 2003 and the first half of 2004. Rates paid on interest-bearing liabilities decreased 36 basis points primarily due to the previously mentioned deposit-mix shift, refinancings and the Corporation’s Asset Liability Management (“ALM”) transactions. This was partially offset by the 125 basis point increase in the Fed Funds rate. The primary objective of the Corporation in interest rate risk management is to maximize the net interest margin across a broad range of interest rate scenarios, while maintaining an appropriate interest rate risk profile.

     Average interest earning assets increased $342.2 million to $4.0 billion for the year ended December 31, 2004 compared to $3.7 billion for the same 2003 period. These increases were primarily due to growth in the Corporation’s average loans and loans held for sale portfolio, which increased $210.4 million during 2004, compared to the same 2003 period. These increases were mainly due to growth in the home equity, mortgage, consumer and commercial real estate loan categories. The increases in average loans and loans held for sale were partially offset by mortgage loan securitizations of $40.7 million and the sale of $6.4 million of nonaccruing and accruing higher risk mortgage loans in 2004. Average interest earning assets were also impacted by increases in the Corporation’s securities-available-for-sale portfolio of $158.4 million during 2004, compared to 2003.

     In addition to the increase in average interest earning assets, the Corporation experienced an increase in average interest-bearing liabilities. Average other borrowings increased $268.2 million for the year ended December 31, 2004, compared to the same 2003 period and were used to fund loan growth and securities purchases. In addition, average deposits increased $59.2 million from the year ended December 31, 2003. While certificates of deposits declined on average $41.6 million for the year ended December 31, 2004, noninterest-bearing and other core deposit categories increased $100.8 million, primarily due to the continued success of CHAMP.

     The following table includes for the years ended December 31, 2004, 2003 and 2002 interest income on interest earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated based on daily balances.

Table Two
Average Balances and Net Interest Income Analysis

	2004			2003			2002
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest earning assets:
Loans and loans held for sale (1) (2) (3)	$2,363,107	$124,496	5.27%	$2,152,748	$119,375	5.55%	$2,122,890	$135,745	6.39%
Securities — taxable	1,538,133	60,127	3.91	1,393,277	55,596	3.99	1,044,915	57,300	5.48
Securities — nontaxable	84,969	4,289	5.05	71,427	5,077	7.11	81,579	5,868	7.19
Federal funds sold	1,566	19	1.22	2,074	20	0.99	1,249	20	1.57
Interest bearing bank deposits	16,903	200	1.18	42,934	465	1.08	11,209	169	1.51

Total earning assets(4)	4,004,678	189,131	4.72	3,662,460	180,533	4.93	3,261,842	199,102	6.10

Cash and due from banks	89,103			90,941			83,401
Other assets(5)	228,946			256,110			179,847

Total assets(5)	$4,322,727			$4,009,511			$3,525,090

Interest bearing liabilities:
Demand deposits	848,597	6,643	0.78	778,600	6,997	0.90	576,111	5,385	0.93
Savings deposits	122,339	321	0.26	118,459	520	0.44	120,899	1,287	1.06
Other time deposits	1,211,891	28,386	2.34	1,253,538	34,027	2.71	1,279,879	44,285	3.46
Other borrowings	1,428,124	28,943	1.99	1,159,889	28,946	2.50	906,263	32,270	3.56

Total interest bearing liabilities	3,610,951	64,293	1.77	3,310,486	70,490	2.13	2,883,152	83,227	2.89

Noninterest bearing sources:
Noninterest bearing deposits	362,038			335,114			274,368
Other liabilities(5)	47,637			49,349			49,618
Shareholders’ equity(5)	302,101			314,562			317,952

Total liabilities and shareholders’ equity(5)	$4,322,727			$4,009,511			$3,525,090

Net interest spread			2.95			2.80			3.21
Impact of noninterest bearing sources			0.18			0.20			0.34

Net interest income/ yield on earning assets		$124,838	3.13%		$110,043	3.00%		$115,875	3.55%

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2) Average loan balances are shown net of unearned income.

(3) Includes amortization of deferred loan fees of approximately $2,616, $2,576, and $2,187, for 2004, 2003 and 2002, respectively.

(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for 2004, 2003 and 2002. The adjustments made to convert to a taxable-equivalent basis were $1,828, $2,241, and $2,714 for 2004, 2003 and 2002, respectively.

(5) Amounts in 2003 and 2002 periods have been adjusted to correct a calculation error with respect to average balances.

     The following table presents the changes in net interest income between the years ended December 31, 2004 and December 31, 2003 and between the years ended December 31, 2003 and December 31, 2002.

Table Three
Volume and Rate Variance Analysis

	Dec. 31, 2004 versus Dec. 31, 2003 versus Dec. 31, 2002
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume(1)
	2004			2003			2002
	Income/			Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale(2)	$124,496	$(6,253)	$11,374	$119,375	$(18,152)	$1,782	$135,745
Securities — taxable	60,127	(1,191)	5,722	55,596	(18,207)	16,503	57,300
Securities — nontaxable(2)	4,289	(1,611)	823	5,077	(65)	(726)	5,868
Federal funds sold	19	5	(6)	20	(10)	10	20
Interest bearing bank deposits	200	30	(295)	465	(115)	411	169

Total interest income	$189,131	$(9,020)	$17,618	$180,533	$(36,549)	$17,980	$199,102

Interest expense:
Demand deposits	$6,643	$(943)	$589	$6,997	$(244)	$1,856	$5,385
Savings deposits	321	(213)	14	520	(749)	(18)	1,287
Other time deposits	28,386	(4,589)	(1,052)	34,027	(9,444)	(814)	44,285
Other borrowings	28,943	(6,068)	6,065	28,946	(11,004)	7,680	32,270

Total interest expense	64,293	(11,813)	5,616	70,490	(21,441)	8,704	83,227

Net interest income	$124,838	$2,793	$12,002	$110,043	$(15,108)	$9,276	$115,875

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2) Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

Noninterest Income

     The major components of noninterest income are derived from service charges on deposit accounts as well as other banking products and services from the Corporation’s various lines of business including brokerage, mortgage, insurance and financial management. In addition, the Corporation realizes gains from the sale of bond and equity securities and income from its investment in Bank Owned Life Insurance (“BOLI”).

     Noninterest income decreased $3.0 million, or 5 percent, to $60.9 million compared to the same period in 2003. A number of factors contributed to the decrease. Gains on the sale of securities totaling $2.4 million were recognized in 2004, compared to gains of $10.3 million in 2003, representing a decrease of $7.9 million. In 2003, additional gains of $2.3 million from the sale of the First Charter credit card portfolio and $1.8 million of trading gains were recognized. In addition, 2004 mortgage loan fees decreased $1.2 million as origination volume declined and the bank retained a larger portion of mortgage loans. These decreases in noninterest income were partially offset by the following: a $3.4 million increase in service charges primarily due to growth in checking accounts; a $2.1 million increase in financial management income primarily due to the acquisition of a third party benefits administrator in the third quarter of 2003; and a $2.9 million increase in other noninterest income due to growth in ATM and debit card fees, property sale gains of $0.8 million and a gain of $0.3 million recognized on the sale of deposits and loans. In addition, insurance services income increased $1.9 million. The increase in insurance services income was partially due to a full year impact of the successful integration of two insurance agencies acquired in 2003 and a partial year impact for the acquisition of one insurance agency acquired in the fourth quarter of 2004. In addition, insurance services income was impacted by a $0.8 million increase in contingency income, as the Corporation was able to guarantee a higher amount of contingency income compared to 2003. Contingency income is subject to fluctuations based on events beyond the Corporation’s control.

     The following table compares noninterest income for the years ended December 31, 2004 and 2003.

Table Four
Noninterest Income

	Years Ended December 31		Increase/(Decrease)
(Dollars in thousands)	2004	2003	Amount	Percent

Service charges on deposit accounts	$25,564	$22,143	$3,421	15.4%
Financial management income	5,848	3,705	2,143	57.8
Gain on sale of securities	2,383	10,287	(7,904)	(76.8)
Gain on sale of credit card loan portfolio	—	2,262	(2,262)	N/A
Loss from equity method investments	(349)	(285)	(64)	(22.5)
Mortgage services income	1,748	2,912	(1,164)	(40.0)
Brokerage services income	3,112	3,016	96	3.2
Insurance services income	11,269	9,408	1,861	19.8
Trading gains	163	1,801	(1,638)	(90.9)
Bank owned life insurance	3,413	3,888	(475)	N/A
Other	7,745	4,796	2,949	61.5

Total noninterest income	$60,896	$63,933	$(3,037)	(4.8)%

Noninterest Expense

     Noninterest expense is primarily comprised of operating expenses for the Corporation. The major components are salaries and employee benefits, occupancy and equipment, professional fees and other operating expenses.

     Noninterest expense decreased $15.8 million, or 12 percent, to $111.0 million compared to the same period in 2003. The decrease was due to $19.1 million of prepayment costs associated with refinancing $131.0 million in fixed-term advances in 2003 that did not recur in 2004. In addition, professional service fees decreased $2.0 million. These decreases were partially offset by a $3.7 million increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and three insurance agencies, increased incentive compensation and employee benefit accruals resulting from an increase in 2004 earnings. The decrease in noninterest expense was also offset by a $1.2 million increase in data processing expense primarily related to the implementation of a new deposit platform and a conversion of the Corporation’s ATMs to a new network during 2004 and a $0.7 million increase in occupancy and equipment due to higher lease and depreciation expense from branch expansion.

     The efficiency ratio, noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on the sale of securities, decreased to 60.55 percent for the year ended December 31, 2004 compared to 77.45 percent for the year-ended December 31, 2003. A significant portion of the decrease in the efficiency ratio relates to the costs associated with the prepayment of Federal Home Loan Bank advances. Gains on sale of securities of $2.4 million and $10.3 million are excluded from this calculation for the years ended December 31, 2004 and 2003, respectively.

     The following table compares noninterest expense for the years ended December 31, 2004 and 2003.

Table Five
Noninterest Expense

	Years Ended December 31		Increase/(Decrease)
(Dollars in thousands)	2004	2003	Amount	Percent

Salaries and employee benefits	$58,493	$54,752	$3,741	6.8%
Occupancy and equipment	17,226	16,504	722	4.4
Data processing	4,034	2,816	1,218	43.3
Marketing	4,351	4,435	(84)	(1.9)
Postage and supplies	4,959	4,521	438	9.7
Professional services	9,574	11,582	(2,008)	(17.3)
Telephone	1,998	2,267	(269)	(11.9)
Amortization of intangibles	461	441	20	4.5
Prepayment cost on borrowings	—	19,089	(19,089)	N/A
Other	9,921	10,378	(457)	(4.4)

Total noninterest expense	$111,017	$126,785	$(15,768)	(12.4)%

Income Tax Expense

     The income tax expense for the year ended December 31, 2004 amounted to $22.0 million for an effective tax rate of 34.2 percent, compared to $3.3 million for an effective tax rate of 18.9 percent for the year ended December 31, 2004. The increase in the effective tax rate for 2004 was due to an increase in taxable income relative to nontaxable adjustments and an increase in accrued taxes resulting from a proposed tax assessment received in the third quarter of 2004. The Corporation is appealing this assessment. For further discussion, see Note Fourteen of the consolidated financial statements.

     The following table provides certain selected quarterly financial data:

Table Six
Selected Quarterly Financial Data

(Dollars in thousands, except	2004 Quarters				2003 Quarters
per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement
Total interest income	$50,085	$47,082	$44,906	$45,230	$44,550	$43,233	$45,141	$45,368
Total interest expense	18,275	16,287	14,874	14,857	15,570	17,033	19,102	18,785

Net interest income	31,810	30,795	30,032	30,373	28,980	26,200	26,039	26,583
Provision for loan losses	1,825	1,600	2,000	3,000	3,575	2,400	19,492	2,051
Total noninterest income	15,302	16,039	14,890	14,665	13,479	14,700	20,215	15,539
Total noninterest expense	27,677	27,347	27,685	28,308	41,365	26,399	32,988	26,033

Net income (loss) before income taxes	17,610	17,887	15,237	13,730	(2,481)	12,101	(6,226)	14,038
Income tax expense (benefit)	6,051	6,499	4,982	4,490	(1,991)	3,207	(2,022)	4,092

Net income (loss)	$11,559	$11,388	$10,255	$9,240	$(490)	$8,894	$(4,204)	$9,946

Per share data:
Basic income (loss)	$0.39	$0.38	$0.34	$0.31	$(0.02)	$0.30	$(0.14)	$0.33
Diluted income (loss)	0.38	0.38	0.34	0.31	(0.02)	0.30	(0.14)	0.33
Cash dividends declared	0.190	0.190	0.185	0.185	0.185	0.185	0.185	0.185
Period-end book value	10.47	10.35	9.53	10.38	10.08	10.20	10.55	10.87
Average shares outstanding - basic	29,973,996	29,810,917	29,763,619	29,738,553	29,685,088	29,672,137	29,801,059	30,006,417
Average shares outstanding - diluted	30,605,826	30,231,191	30,067,462	30,029,056	29,685,088	29,904,440	29,801,059	30,188,853
Ratios
Return on average shareholders’ equity(1) (2)	14.73%	15.28%	13.90%	12.20%	(0.64)%	11.64%	(5.18)%	12.39%
Return on average assets(1) (2)	1.04	1.04	0.96	0.88	(0.05)	0.87	(0.42)	1.06
Net interest margin(1)	3.14	3.09	3.06	3.19	3.10	2.86	2.92	3.15
Average loans to average deposits	93.52	92.53	91.82	93.31	87.66	83.76	86.51	88.77
Average equity to average assets(2)	7.10	7.00	6.54	7.27	7.12	7.39	7.87	8.17
Efficiency ratio(3)	58.57	59.47	61.66	62.60	97.41	64.14	85.65	62.66
Selected period end balances
Securities available for sale	$1,652,732	$1,630,655	$1,604,585	$1,622,967	$1,601,900	$1,603,262	$1,518,918	$1,453,827
Loans held for sale	5,326	5,468	26,768	17,969	5,137	14,784	45,311	69,894
Loans, net	2,412,529	2,398,116	2,321,986	2,254,130	2,227,030	2,085,338	2,040,815	2,050,943
Allowance for loan losses	26,872	26,859	26,052	25,736	25,607	23,953	23,644	26,495
Total assets	4,431,605	4,409,044	4,339,213	4,247,861	4,206,693	4,087,967	3,988,534	3,991,267
Total deposits	2,609,846	2,557,062	2,594,765	2,507,442	2,427,897	2,481,582	2,558,549	2,492,929
Borrowings	1,449,736	1,482,340	1,410,481	1,377,374	1,432,200	1,261,412	1,076,595	1,116,223
Total liabilities	4,116,918	4,100,393	4,055,432	3,939,124	3,907,254	3,785,704	3,674,618	3,665,196
Total shareholders’ equity	314,687	308,651	283,781	308,737	299,439	302,263	313,916	326,071
Selected average balances
Loans and loans held for sale	2,444,827	2,393,362	2,339,435	2,273,575	2,188,643	2,130,236	2,179,291	2,112,226
Earning assets	4,101,708	4,035,259	3,995,390	3,884,954	3,792,383	3,730,688	3,648,447	3,474,071
Total assets(2)	4,426,604	4,343,207	4,316,360	4,210,401	4,158,189	4,062,106	3,981,461	3,804,763
Total deposits	2,614,161	2,586,524	2,547,909	2,436,673	2,496,810	2,543,301	2,519,240	2,379,454
Borrowings	1,320,665	1,180,770	1,084,288	1,050,637	1,320,665	1,180,770	1,084,288	1,050,637
Total shareholders’ equity(2)	312,122	296,539	296,699	303,722	304,097	303,186	325,728	325,619

(1) Annualized

(2) Amounts and ratios in prior periods have been adjusted to correct a calculation error with respect to average balances.

(3) Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

Business Segments

     The Corporation’s operations are divided into six operating segments: commercial banking, brokerage, insurance, mortgage, leasing and investments, and financial management. These segments are identified based on the Corporation’s organizational structure, and the review by the Corporation’s chief operating decision makers of the separate results of operations of each of these operating segments. For purposes of segment reporting, the Corporation has only one reportable segment, FCB, the Corporation’s primary banking subsidiary. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Brokerage, insurance, mortgage, leasing and investments, and financial management are reported as Other Operating Segments. Of these segments, the results of operations of FCB constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation, as set forth in Note Two of the consolidated financial statements. Included in Other are revenue, expenses and assets of the parent company and eliminating intercompany transactions.

     The following table for First Charter’s reportable business segment compares total income for the years ended December 31, 2004, 2003 and 2002:

Table Seven
Business Segment Net Income (Loss)

	Years Ended December 31
(Dollars in thousands)	2004	2003	2002

FCB	$42,092	$15,033	$43,974
Other Operating Segments	137	(437)	(891)
Other	213	(450)	(3,280)

Total consolidated	$42,442	$14,146	$39,803

     FCB’s net income was $42.1 million for the year ended December 31, 2004 compared to $15.0 million for the same year-ago period. The increase was primarily due to the following: (i) a $19.1 million decrease in the provision for loan losses primarily attributable to the 2003 Loan Sale, (ii) an $18.2 million decrease in noninterest expense due to $19.1 million of prepayment costs associated with refinancing $131.0 million in fixed-term advances in the 2003, (iii) an $8.8 million increase in interest income due mainly to strong loan growth, increases in the securities-available-for-sale portfolio and a decrease in prepayment speeds in the securities-available-for-sale portfolio, and (iv) a $6.4 million decrease in interest expense due to the previously mentioned deposit-mix shift, refinancings and ALM transactions. These items were partially offset by (i) an $ 18.3 million increase in income tax expense due to an increase in taxable income relative to nontaxable adjustments and an increase in accrued taxes resulting from a proposed tax assessment received in the third quarter of 2004 and (ii) a $7.0 million decrease in noninterest income primarily resulting from a decrease in gains on the sale of securities, the recognition of the gain on the sale of the credit card portfolio in the first quarter of 2003 and lower trading gains.

     Other Operating Segments reported net income of $0.1 million for the year ended December 31, 2004 compared to a net loss of $0.4 million for the same year-ago period. Noninterest income increased $2.8 million due to the following: increases in insurance services revenues resulting from an increase in contingency income and the successful integration of two insurance agencies acquired in 2003 and one insurance agency acquired in the fourth quarter of 2004 and financial management income primarily due to the acquisition of a third party benefits administrator in 2003, partially offset by decreased mortgage services income. The increase in noninterest income was partially offset by increased noninterest expense of $2.3 million resulting from an increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and three insurance agencies.

     Other reported net income of $0.2 million for the year ended December 31, 2004 compared to a net loss of $0.5 million for the same year-ago period. The increase was primarily attributable to higher noninterest income of $1.2 million resulting from gains on the sale of equity securities during 2004, which was partially offset by increased income tax expense.

Balance Sheet Analysis

Securities-Available-for-Sale

     The securities portfolio, all of which is classified as available-for-sale, is a component of the Corporation’s ALM strategy. The decision to purchase or sell securities is based upon liquidity needs, changes in interest rates, changes in prepayment risk, and other factors. Securities-available-for-sale are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders’ equity.

     The fair value of the securities portfolio is determined by a third party. The valuation is determined as of a date within close proximity to the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

     At December 31, 2004, securities-available-for-sale were $1.65 billion or 37 percent of total assets, compared to $1.60 billion or 38 percent of total assets at December 31, 2003. The increase in the securities-available-for-sale portfolio was primarily due to the purchase of agency securities funded by the proceeds from the sale of $40.7 million of primarily fixed-rate mortgage loans that were moved to securities-available-for-sale (“securitized”) during 2004. The securities-available-for-sale portfolio also was impacted by an increase in the pre-tax unrealized net losses in the portfolio due to a rise in short- and intermediate-term interest rates. Pre-tax unrealized net losses on securities-available-for-sale were $8.0 million at December 31, 2004 compared to pre-tax unrealized net gains of $10.1 million at December 31, 2003.

     Proceeds from the sale of securities-available-for-sale were $139.3 million and $1.0 billion for the years ended December 31, 2004 and 2003, respectively. Gross gains of $7.2 million and gross losses of $15.2 million were realized in 2004, compared to gross gains of $19.2 million and gross losses of $9.1 million realized in 2003. The weighted average life of the portfolio was 3.84 years at December 31, 2004 compared to 3.66 years at December 31, 2004.

     With market indicators predicting a continued rise in interest rates, the unrealized net losses in the securities-available-for-sale portfolio could increase. However, it is anticipated that the effective yields in the portfolio would increase as the amortization of premiums decreases due to slowing prepayment speeds. To mitigate the risk of rising interest rates on the securities-available-for-sale portfolio, the Corporation has maintained a shortened average life in the portfolio over the past two years. This will allow the Corporation to reinvest the cash flows of the portfolio into higher rate securities or fund loan growth in a rising interest rate environment. Management is evaluating the purchase of up to $300 million of whole ARM-mortgage loans in the seconday market during 2005, which will be funded by the sales and cash flows from the securities-available-for-sale portfolio. This will reduce the size of the securities-available-for-sale portfolio, and will result in an investment in earning assets with similar average lives and higher yields.

     The following table shows, as of December 31, 2004, 2003, and 2002, the carrying value of (i) U.S. government obligations, (ii) U.S. government agency obligations, (iii) mortgage-backed securities, (iv) state and municipal obligations, and (v) equity securities, which are primarily comprised of Federal Reserve and Federal Home Loan Bank stock.

Table Eight
Investment Portfolio
	December 31,
(Dollars in thousands)	2004	2003	2002

Securities Available for Sale
US government obligations	$54,374	$60,273	$65,777
US government agency obligations	691,970	635,267	408,362
Mortgage-backed securities	726,381	771,157	529,694
State, county, and municipal obligations	115,380	73,087	82,964
Equity securities	64,627	62,116	42,415

Total	$1,652,732	$1,601,900	$1,129,212

Loans Held for Sale

     Loans held for sale consist primarily of 15- and 30-year residential mortgage loans which the Corporation intends to sell as whole loans or securitize. Loans held for sale increased to $5.3 million at December 31, 2004 as compared to $5.1 million at December 31, 2003. During 2004, $40.7 million of residential mortgage loans were securitized and subsequently sold.

Loan Portfolio

     The Corporation’s loan portfolio at December 31, 2004 consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Within these six segments the Corporation targets customers in its geographic area, works within most business segments and focuses on a relationship-based business model. Pricing is driven by quality, loan size, the Corporation’s relationship with the customer and by competition. The Corporation is primarily a secured lender in all these loan categories. The Corporation’s loans are generally five years or less in duration with the exception of home equity lines and residential mortgages, for which the terms range from 15 to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. Current balances of loans purchased and sold through the strategic partners program were $239.8 million and $19.9 million, respectively, at December 31, 2004. This portfolio includes commercial real estate, commercial non real estate and construction loans. This program enables the Corporation to diversify both its geographic and its total exposure risk.

Commercial Non Real Estate

     The Corporation’s commercial non real estate lending program is generally targeted to serve small-to-middle market businesses with sales of $50 million or less in the Corporation’s geographic area. Commercial lending includes commercial, financial, agricultural and industrial loans. Pricing on commercial non real estate loans, driven largely by the Corporation’s relationship with the customer and by competition, is usually tied to widely recognized market indexes, such as the prime rate, the London Interbank Offer Rate (“LIBOR”) or rates on U.S. Treasury securities.

Commercial Real Estate

     Similar to commercial non real estate lending, the Corporation’s commercial real estate lending program is generally targeted to serve small-to-middle market business with sales of $50 million or less in the Corporation’s geographic area. The real estate loans are both owner occupied and project related. As with commercial non real estate loans, pricing on commercial real estate loans, driven largely by the Corporation’s relationship with the customer and by competition, is usually tied to widely recognized market indexes, such as the prime rate, LIBOR or rates on U.S. Treasury securities.

Construction

     Real estate construction loans include both commercial and residential construction/permanent loans, which are intended to convert to permanent loans upon completion of the construction project. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures primarily in the Corporation’s market area. From time to time, the Corporation purchases construction loans in other market areas through a correspondent relationship. At December 31, 2004, loans purchased through this relationship represented 24 percent of the total construction loan portfolio. Construction loans purchased are typically serviced by third parties. Loans are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

Mortgage

     The Corporation originates 1-4 family residential mortgage loans throughout the Corporation’s footprint and in Reston, Virginia, which is a loan origination office. The Corporation offers a full line of products, including conventional, conforming, and jumbo fixed rate and adjustable rate mortgages which are originated and securitized or sold into the secondary market; however, from time to time a portion of this production is retained and serviced through a third party arrangement.

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

     Gross loans increased $186.9 million, or 8 percent, to $2.44 billion at December 31, 2004 compared to $2.25 billion at December 31, 2003. The growth in loans was primarily due to (i) a $74.1 million increase in home equity loans partially due to the Corporation’s direct mailing campaign, (ii) a $66.9 million increase in primarily adjustable rate mortgage loans, (iii) a $52.1 million increase in commercial real estate loans and (iv) a $19.7 million increase in consumer loans. These increases were partially offset by a $26.0 million decrease in construction loans. In addition, $6.4 million of nonaccruing and accruing higher risk residential mortgage loans were sold to investors during the first quarter of 2004 and $40.7 million of primarily fixed-rate mortgage loans originated in 2004 were classified as held for sale, securitized and subsequently sold.

     The mix of variable-rate, adjustable-rate and fixed-rate loans is incorporated in the Corporation’s ALM strategy. As of December 31, 2004, of the $2.44 billion loan portfolio, approximately $1.57 billion was tied to variable interest rates, most of which reprice within one day of any interest rate change; approximately $0.6 billion was tied to fixed interest rates with scheduled maturities and $0.3 billion was tied to adjustable interest rates, which are ARM loans and reprice on a fixed schedule.

     The table below summarizes loans in the classifications indicated as of December 31, 2004, 2003, 2002, 2001, and 2000.

Table Nine
Loan Portfolio Composition

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Commercial real estate	$776,474	$724,340	$798,664	$631,814	$723,644
Commercial non real estate	212,031	212,010	223,178	222,497	297,728
Construction	332,264	358,217	215,859	321,716	246,136
Mortgage	347,606	280,748	237,085	289,953	496,892
Consumer	304,151	284,448	280,201	253,603	209,131
Home equity	467,166	393,041	317,730	228,169	179,028

Total loans	2,439,692	2,252,804	2,072,717	1,947,752	2,152,559

Less — allowance for loan losses	(26,872)	(25,607)	(27,204)	(25,843)	(28,447)
Unearned income	(291)	(167)	(247)	(191)	(215)

Loans, net	$2,412,529	$2,227,030	$2,045,266	$1,921,718	$2,123,897

Deposits

     The Corporation’s CHAMP continues to attract new customers and deposits. During 2004, 38,607 new checking accounts were opened. This program is designed to develop new customer relationships, shift the Corporation’s funding mix towards lower-cost funding sources and generate additional fee income opportunities.

     Total deposits increased $181.9 million, or 7 percent, to $2.61 billion at December 31, 2004 compared to $2.43 billion at December 31, 2003. The increase in deposits was due to a $95.3 million increase in CDs resulting primarily from a promotional campaign launched in November. In addition, low-cost interest checking, savings and noninterest-bearing deposits increased $78.9 million and money market accounts increased $7.8 million. Table Two provides information on the average deposit balances for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Borrowings

     Other borrowings consist of Federal Funds purchased, securities sold under agreement to repurchase, FHLB borrowings and other miscellaneous borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities less than one year collateralized by a portion of the Corporation’s securities investment portfolio of the United States government or its agencies. These borrowings are an important source of funding to the Corporation. Access to alternate short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio and a blanket lien on certain qualifying commercial and single family loans held in the Corporation’s loan portfolio. FHLB borrowings are an alternative to other funding sources with similar maturities. Other borrowings increased slightly during the year, to $1.45 billion at December 31, 2004, from $1.43 billion at December 31, 2003. Deposit growth was the primary funding source for the growth in earning assets.

     The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and FHLB borrowings for the years ended December 31, 2004, 2003 and 2002.

Table Ten
Other Borrowings

	December 31, 2004		December 31, 2003		December 31, 2002
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds purchased and securities sold under agreements to repurchase:
Balance as of	$250,314	1.84%	$319,018	1.03%	$326,745	1.21%
Average balance	245,394	1.21	214,499	1.06	151,572	1.62
Maximum outstanding at any month-end	257,818		319,018		326,745

FHLB borrowings:
Balance as of	1,127,738	2.92	1,063,106	2.09	682,330	3.60
Average balance	1,135,630	2.22	906,627	2.88	726,016	4.01
Maximum outstanding at any month-end	1,194,095		1,063,106		833,340

Other borrowings:
Balance as of	71,684	1.67	50,076	1.46	33,365	1.89
Average balance	47,100	1.73	38,763	1.55	28,675	2.39
Maximum outstanding at any month-end	71,864		50,076		40,604

Total:
Balance as of	$1,449,736	2.68%	$1,432,200	1.83%	$1,042,440	2.99%
Average balance	1,428,124	1.99	1,159,889	2.50	906,263	3.56
Maximum outstanding at any month-end	1,523,777		1,432,200		1,200,689

Credit Risk Management

     The Corporation’s credit risk policy and procedures are centralized for every loan type. In addition, all mortgage, consumer and home equity loans are centrally decisioned. All loans flow through an independent closing unit to ensure proper documentation. Finally, all known collection or problem loans are centrally managed by experienced workout personnel. To monitor the effectiveness of policies and procedures, Management maintains a set of asset quality standards for past due, nonaccrual and watch list loans and monitors the trends of these standards over time. These standards are approved by the Board of Directors and reviewed quarterly with the Board of Directors for compliance.

Loan Administration and Underwriting

     The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships less than $750,000 may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750,000. The exceptions to this would include City Executives (senior loan officers) who are authorized to approve relationships up to $1.0 million and the Bank’s Strategic Partners Division, whose manager has $1.5 million of loan authority for such relationships. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million and Strategic Partner relationships that exceed $1.5 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Risk Officer and the Lending Oversight Committee comprised of executive and senior management. In addition, commitments over $10.0 million are reviewed by the Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. The Corporation has a general target lending limit of $10.0 million per relationship; however, at times some loan relationships may exceed that limit. As of December 31, 2004, the Corporation had 9 relationships with exposure greater than the $10.0 million lending limit. At December 31, 2004, the total loan balance of these relationships was $109.9 million, all of which were current, with unfunded commitments totaling $37.1 million.

     The Corporation’s loan portfolio consists of loans made for a variety of commercial and consumer purposes. Because commercial loans are made based to a great extent on the Corporation’s assessment of a borrower’s income, cash flow, character and ability to repay, such loans are viewed as involving a higher degree of credit risk than is the case with residential mortgage loans or consumer loans. To manage this risk, the Corporation’s commercial loan portfolio is managed under a defined process which includes underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to ascertain compliance with the Corporation’s credit policies and procedures.

     In general, consumer loans (including mortgage and home equity) are deemed less risky than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, as the collateral value of real estate generally maintains its value better than non real estate or construction collateral. Consumer loans, being smaller in size and more geographically diverse across the Corporation’s entire primary market area, provide risk diversity across the portfolio. Because mortgage loans are secured by first liens on the consumer’s residential real estate, they are the Corporation’s least risky loan type. Home equity loans are deemed less risky than unsecured consumer loans as home equity loans and lines are secured by first or second deeds of trust on the borrower’s residential real estate. A centralized decisioning process is in place to control the risk of the consumer, home equity and mortgage loan portfolio. This process is detailed in the underwriting guidelines, which cover each retail loan product type from underwriting, servicing, compliance issues and closing procedures.

     The Corporation’s primary market area includes the state of North Carolina but predominately centers around the metro region of Charlotte. At December 31, 2004, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this metro region. An economic downturn in the Corporation’s primary market area could adversely affect its business. The diversity of the region’s economic base tends to provide a stable lending environment. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

Derivatives

     Credit risk associated with derivatives is measured as the net replacement cost should the counter-parties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts assuming no recoveries of underlying collateral. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. In managing credit risk associated with its derivative activities, the Corporation deals primarily with commercial banks, broker-dealers and corporations. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counter-party upon the occurrence of certain events. In addition, the Corporation reduces risk by obtaining collateral based on individual assessments of the counter-parties to these agreements. The determination of the need for and levels of collateral will vary depending on the credit risk rating of the counter-party. During 2004, the Corporation entered into a series of interest rate swap agreements to provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items. See Asset-Liability Management and Interest Rate Risk for further details regarding these interest rate swap agreements.

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

     Nonaccrual loans at December 31, 2004 decreased to $14.0 million compared to $14.9 million at December 31, 2003. The decrease includes the sale of $2.1 million of nonaccrual mortgage loans during the first quarter of 2004. OREO decreased to $3.8 million at December 31, 2004 from $6.8 million at December 31, 2003.

     As a result of the Corporation’s continued focus on asset quality, the initiatives taken in 2003 and in 2004 and generally improving economic conditions, asset quality remains strong. The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

Table Eleven
Nonperforming and Problem Assets
	December 31,
(Dollars in thousands)	2004		2003		2002		2001		2000

Nonaccrual loans	$13,970		$14,910		$26,467		$23,824		$26,587
Other real estate	3,844		6,836		10,278		8,049		2,989

Total nonperforming assets	17,814		21,746		36,745		31,873		29,576

Loans 90 days or more past due and still accruing interest	—		21		—		152		430

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$17,814		$21,767		$36,745		$32,025		$30,006

Nonperforming assets as a percentage of:
Total assets	0.40%		0.52%		0.98%		0.96%		1.01%
Loans and other real estate	0.73%		0.96%		1.76%		1.63%		1.37%
Ratio of allowance for loan losses to nonperforming loans	1.92	x	1.72	x	1.03	x	1.08	x	1.07	x

     Nonaccrual loans at December 31, 2004 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Management anticipates that nonaccrual loans may increase in the near term as some customers continue to experience difficulties in this current economic environment. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.

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

Allowance for Loan Losses

     The Corporation’s allowance for loan losses consists of four components: (i) valuation allowances computed on impaired loans in accordance with SFAS No. 114; (ii) valuation allowance for certain classified loans; (iii) valuation allowances determined by applying historical loss rates to those loans not specifically identified as impaired; and (iv) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These four components are estimated quarterly by Credit Risk Management and, along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting components are used by management to determine the adequacy of the allowance for loan losses.

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

     During 2004, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Based on its review for the year ended December 31, 2004, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.

     The Corporation continuously reviews its portfolio for any concentrations of loans to any one borrower or industry. To analyze its concentrations, the Corporation prepares various reports showing total loans to borrowers by industry, as well as reports showing total loans to one borrower. At the present time, the Corporation does not believe it is overly concentrated to any industry or specific borrower and therefore has made no allocations of allowances for loan losses for this factor for any of the periods presented.

     The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. The percent of additional allocation for the operational reserve has not changed in recent periods.

     The table below presents certain data for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, including the following: (i) the allowance for loan losses at the beginning of the year, (ii) loans charged off and recovered (iii) loan charge-offs, net, (iv) the provision for loan losses, (v) the allowance for loan losses at year-end, (vi) the average amount of net loans outstanding during the quarter, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to loans at year-end.

Table Twelve
Allowance For Credit Losses
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Balance, January 1	$25,607	$27,204	$25,843	$28,447	$25,002

Loan charge-offs:
Commercial, financial and agricultural	4,240	5,382	3,056	4,280	2,532
Real estate - construction	—	—	641	50	351
Real estate - mortgage	1,037	716	304	564	519
Installment	3,275	3,382	2,989	2,512	1,661

Total loans charged-off	8,552	9,480	6,990	7,406	5,063

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	894	455	223	243	623
Real estate - construction	—	24	—	—	—
Real estate - mortgage	29	—	36	169	49
Installment	1,053	635	337	285	334
Other	—	34	132	57	—

Total recoveries of loans previously charged-off	1,976	1,148	728	754	1,006

Net charge-offs	6,576	8,332	6,262	6,652	4,057

Provision for loan losses	8,425	27,518	8,270	4,465	7,615
Adjustment for loans sold, securitized or transferred to held for sale	(584)	(20,783)	(647)	(417)	(113)

Balance, December 31	$26,872	$25,607	$27,204	$25,843	$28,447

Average loans	$2,353,605	$2,126,821	$2,112,855	$1,980,080	$2,074,685
Net charge-offs to average loans	0.28%	0.39%	0.30%	0.34%	0.20%
Allowance for loan losses to gross loans at year-end	1.10	1.14	1.31	1.33	1.32

     Table Thirteen presents the categories of charge-offs and recoveries for the years ended December 31, 2004, 2003, 2002 and 2001 and is based upon the loan categories discussed in the Loan Portfolio section. Due to the restatement of historical financial information for the year ended December 31, 2000, as the result of a pooling-of-interest merger, it is not possible to provide information for 2000 in the categories of loans used below.

Table Thirteen
Allowance For Credit Losses
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001

Balance, January 1	$25,607	$27,204	$25,843	$28,447

Loan charge-offs:
Commercial non real estate	1,449	3,484	2,397	2,387
Commercial real estate	2,791	1,898	659	1,892
Construction	—	—	641	50
Mortgage	29	31	111	125
Consumer	3,275	3,382	2,989	2,513
Home equity	1,008	685	193	439

Total loans charged-off	8,552	9,480	6,990	7,406

Recoveries of loans previously charged-off:
Commercial non real estate	894	451	20	227
Commercial real estate	—	4	228	181
Construction	—	24	—	—
Mortgage	29	—	11	—
Consumer	1,053	635	337	289
Other	—	34	132	57

Total recoveries of loans previously charged-off	1,976	1,148	728	754

Net charge-offs	6,576	8,332	6,262	6,652

Provision for loan losses	8,425	27,518	8,270	4,465
Adjustment for loans sold, securitized or transferred to held for sale	(584)	(20,783)	(647)	(417)

Balance, December 31	$26,872	$25,607	$27,204	$25,843

Average loans	$2,353,605	$2,126,821	$2,112,855	$1,980,080
Net charge-offs to average loans	0.28%	0.39%	0.30%	0.34%
Allowance for loan losses to gross loans at year-end	1.10	1.14	1.31	1.33

     The allowance for loan losses was $26.9 million or 1.10 percent of gross loans at December 31, 2004 compared to $25.6 million or 1.14 percent of gross loans at December 31, 2003. The allowance for loan losses as a percentage of loans decreased due to improved asset quality trends, as well as a change in the mix of the loan portfolio towards 1-4 family mortgages and home equity lines of credit. This type of secured lending generally carries lower credit risk and thus requires lower allocations in the Corporation’s allowance model. In addition, the allowance for loan losses was reduced by $0.6 million due to the sale of nonaccruing and accruing higher risk mortgage loans and by net charge-offs of $6.6 million. Net charge-offs benefited from one $0.6 million commercial loan recovery during the second quarter of 2004 and by the recovery of $0.4 million from the sale of previously charged-off consumer loans during the third quarter. These reductions were offset by an additional provision expense of $8.4 million for the year ended December 31, 2004.

     The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories and the percentage of the loans in each category to total loans as of December 31, 2004, 2003, 2002, 2001 and 2000.

Table Fourteen
Allocation of the Allowance for Loan Losses(1)
	December 31,
	2004		2003		2002		2001		2000
		Loan/		Loan/		Loan/		Loan/		Loan/
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial real estate	$11,317	32%	$12,011	32%	$12,166	39%	$9,532	32%	$11,637	34%
Commercial non real estate	4,496	9	4,368	9	4,529	11	4,779	11	7,372	14
Construction	4,842	14	3,584	16	3,384	10	4,608	17	3,749	11
Mortgage	980	14	812	13	845	11	1,420	15	2,049	23
Consumer	3,845	12	3,569	13	4,560	14	4,124	13	2,661	10
Home equity	1,392	19	1,263	17	1,720	15	1,380	12	979	8

Total	$26,872	100%	$25,607	100%	$27,204	100%	$25,843	100%	$28,447	100%

(1)	The allowance amounts assigned to each category of loans represent the historical loss experience of the loans adjusted for current economic events or conditions.

     Total commercial loan allocations of allowance for loan losses increased approximately $0.7 million in 2004. Commercial allowance allocations were affected by commercial loan growth, which was partially offset by lower historical loss factors as asset quality trends improved. As the asset quality in the commercial loan portfolio improves, the historical loss factors continue to decrease. Management anticipates these historical loss factors will trend lower over time, as the allowance model will be impacted by lower historical losses. Allocations of allowance for loan losses for consumer loans increased approximately $0.4 million in 2004 over 2003 due to consumer loan growth and higher historical loss factors for unsecured consumer loans. Mortgage loans allocation of allowance for loan losses increased approximately $0.2 million in 2004 over 2003 primarily due to mortgage loan growth, partially offset by the sale of nonaccruing and accruing higher risk mortgage loans.

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

     The provision for loan losses for the year ended December 31, 2004 amounted to $8.4 million compared to $27.5 million a year ago. The decrease in the provision for loan losses was primarily attributable to the 2003 Loan Sale and improved asset quality trends. In addition, certain residential rental property loans totaling $12.9 million identified in the third quarter of 2003 resulted in the Corporation increasing the provision for loan losses by approximately $2.4 million during that period.

     The provision for loan losses was also impacted by a decrease in net charge-offs of $1.8 million for the year ended December 31, 2004, compared to the same year-ago period. Net charge-offs for the year ended December 31, 2004 amounted to $6.6 million, or 0.28 percent of average loans, compared to $8.3 million, or 0.39 percent of average loans for the same 2003 period. Net charge-offs benefited from a $0.6 million commercial loan recovery during the second quarter of 2004 and a third quarter 2004 recovery of $0.4 million from the sale of previously charged-off loans.

Market Risk Management

Asset-Liability Management and Interest Rate Risk

     The primary objective of the Corporation’s asset-liability management strategy is to enhance earnings through balance sheet growth while reducing or minimizing the risk caused by interest rate changes. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 4.5 percent of net interest income at December 31, 2004. Assuming a 200 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 1.7 percent of net interest income at December 31, 2004. Although the Corporation’s policy for interest shock scenarios is an increase or decrease of 300 basis points, in the current low interest rate environment rate it believes a 200 basis point decline in rates is more appropriate. Both of the rate shock scenarios are within Management’s acceptable range. The Corporation also completes instantaneous parallel interest rate shocks. Assuming a 300 basis point increase in interest rates on January 1, 2005, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 0.3 percent of net interest income at December 31, 2004. Assuming a 200 basis point decrease in interest rates at January 1, 2005, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 4.6 percent of net interest income at December 31, 2004.

     During 2004, the Corporation entered into a series of interest rate swap agreements. The interest rate swaps resulted in the Corporation receiving interest at an average fixed-rate of 5.16 percent and paying interest at an average variable-rate of 3.33 percent, which is based off LIBOR, for an average period of 5.9 years with a notional amount of $222 million.

     As a result of swapping $222 million of fixed-rate debt payments for variable-rate payments, the Corporation’s balance sheet would become liability sensitive. Therefore, as part of the Corporation’s ALM strategy of preserving the asset-sensitive nature of the Corporation’s balance sheet, the Corporation replaced $255 million of existing FHLB floating rate overnight borrowings with fixed-rate FHLB advances with maturities of one to three years.

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

     Interest rate contracts, which are non-leveraged interest rate swaps, allow the Corporation to effectively manage its interest rate risk position. Non-leveraged interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Exposure to loss on these contracts will increase or decrease over their respective lives as interest rates fluctuate.

     Refer to Notes One and Seven of the consolidated financial statements for a discussion of the Corporation’s use of written over-the-counter covered call options.

     Table Fifteen summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest-bearing bank deposits are excluded from Table Fifteen as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. For further information on the fair value of financial instruments, see Note Nineteen of the consolidated financial statements. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at December 31, 2004. These expected maturities, weighted average effective yields and fair values will change if interest rates change. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.

Table Fifteen
Market Risk
December 31, 2004
		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Assets
Debt securities
Fixed rate
Book value	$1,463,817	$309,389	$253,708	$327,300	$375,940	$121,164	$76,316
Weighted average effective yield	3.80%
Fair value	$1,458,148
Variable rate
Book value	$132,345	27,170	27,276	27,414	27,587	22,898	—
Weighted average effective yield	3.90%
Fair value	$129,957
Loans and loans held for sale
Fixed rate
Book value	$592,843	136,533	105,700	92,593	71,748	57,034	129,235
Weighted average effective yield	6.50%
Fair value	$605,831
Variable rate
Book value	$1,825,012	636,345	269,002	190,693	121,805	74,649	532,518
Weighted average effective yield	6.95%
Fair value	$1,922,140

Liabilities
Deposits
Fixed rate
Book value	$1,285,447	1,011,481	153,228	109,075	8,726	2,937	—
Weighted average effective yield	2.52%
Fair value	$1,286,271
Variable rate
Book value	$946,606	238,569	237,638	235,722	109,825	58,885	65,967
Weighted average effective yield	0.51%
Fair value	$913,117
Other borrowings
Fixed rate
Book value	$873,737	290,045	325,055	135,058	61	51,064	72,454
Weighted average effective yield	3.41%
Fair value	$894,827
Variable rate
Book value	$575,999	575,999	—	—	—	—	—
Weighted average effective yield	2.00%
Fair value	$575,995

     Table Sixteen presents the contractual maturity distribution and interest sensitivity of selected loan categories at December 31, 2004. This table excludes non-accrual loans.

Table Sixteen
Maturity and Sensitivity to Changes in Interest Rates
	December 31, 2004
		Commercial
	Commercial	Non Real
(Dollars in thousands)	Real Estate	Estate	Construction	Total
Fixed rate:
1 year or less	$33,299	$4,232	$32,620	$70,151
1-5 years	110,534	38,059	1,525	150,118
After 5 years	32,943	43,548	1,540	78,031

Total fixed rate	176,776	85,839	35,685	298,300

Variable rate:
1 year or less	103,086	59,667	209,134	371,887
1-5 years	433,973	58,948	67,717	560,638
After 5 years	55,049	5,108	19,634	79,791

Total variable rate	592,108	123,723	296,485	1,012,316

Total selected loans	$768,884	$209,562	$332,170	$1,310,616

Off-Balance Sheet Risk

     The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note Seventeen of the consolidated financial statements for further discussion of commitments. The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

     The following table presents aggregated information about commitments of the Corporation which could impact future periods.

Table Seventeen
Commitments
As of December 31, 2004
	Amount of Commitment Expiration Per Period
	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$29,005	$3,568	$2,453	$335,625	$370,651
Standby Letters of Credit	7,815	1,266	—	—	9,081
Loan Commitments	368,917	68,766	15,860	19,448	472,991

Total Commitments	$405,737	$73,600	$18,313	$355,073	$852,723

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

     The Corporation’s primary source of funding is proceeds from customer deposits, other borrowings, loan repayments, and securities-available-for-sale. Cash flows from operations are a significant component of liquidity risk management and include both deposit maturities and scheduled cash flows from loan and investment maturities payments. Cash flows from operating activities increased in 2004 mainly due to net income, an increase in other liabilities and a decrease in other assets, partially offset by greater funding needs for originations of mortgage loans held for sale than proceeds received from the sale of such loans. Cash flows used in investing activities declined in 2004 as the purchases of securities-available-for-sale and loan originations exceeded the sale and maturities of securities-available-for-sale. Cash flows from financing activities increased mainly due to an increase in deposits and other borrowings to fund the increase in securities-available-for-sale and loans, partially offset by dividends paid.

     If additional funding sources are needed, the Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, as described above, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At December 31, 2004, the Bank had an available line of credit with the FHLB totaling $1.33 billion with $1.13 billion outstanding. At December 31, 2004, the Bank also had federal funds back-up lines of credit totaling $85.0 million with $20.0 million outstanding. At December 31, 2004, the Corporation had a line of credit with Wells Fargo Bank totaling $25.0 million with $12.0 million outstanding and commercial paper outstandings of $59.7 million.

     Another source of liquidity is the securities-available-for-sale portfolio. See Securities-available-for-sale for further discussion. Management believes the Bank’s sources of liquidity are adequate to meet loan demand, operating needs and deposit withdrawal requirements.

     The Corporation has existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. The Corporation anticipates refinancing, during 2005, any contractual obligations that are due in less than one year.

Table Eighteen
Contractual Obligations
As of December 31, 2004
		Payments Due by Period
	Less than
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Total
Other borrowings - Long-term debt	$685,999	$433,930	$149,963	$179,844	$1,449,736
Operating lease obligations	1,986	2,542	2,006	12,546	19,080
Purchase obligations (1)	2,316	1,846	616	—	4,778
Equity method investees funding	2,320	—	—	—	2,320
Deposits(2)	2,335,530	262,303	11,892	121	2,609,846
Other obligations(3)	1,392	2,911	952	2,162	7,417

Total Contractual Cash Obligations	$3,029,543	$703,532	$165,429	$194,673	$4,093,177

(1)	Represents obligations under existing executory contracts.
(2)	Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.
(3)	Represents obligations under employment, severance and retirement contracts.

Capital Management

     The objective of effective capital management is to generate above-market returns on equity to the Corporation’s shareholders while maintaining adequate regulatory capital ratios. The Corporation uses capital to fund growth, acquire other companies, pay dividends and repurchase its common stock.

     Shareholders’ equity at December 31, 2004 increased to $314.7 million, representing 7.10 percent of period-end assets compared to $299.4 million or 7.12 percent of period-end assets at December 31, 2003. The increase was due mainly to net income of $42.4 million partially offset by cash dividends of $0.75 per share, which resulted in cash dividend payments of $22.4 million for the year ended December 31, 2004. In addition, the after-tax unrealized loss on securities-available-for-sale at December 31, 2004 was $4.9 million compared to an after-tax unrealized gain of $6.2 million at December 31, 2003. This decrease was due to an increase in short- and intermediate-term interest rates.

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of December 31, 2004, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the year ended December 31, 2004.

     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At December 31, 2004, no shares had been repurchased under this authorization.

     The principal asset of the Corporation is its investment in the Bank. Thus, the Corporation derives its principal source of income through dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the Bank to the Corporation and the amount of dividends which can be paid to the Corporation. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice. See Business -Governmental Supervision and Regulation, Business-Capital and Operational Requirements and Note Twenty of notes to consolidated financial statements for additional discussion of these restrictions.

     The Corporation and the Bank must comply with regulatory capital requirements established by the applicable federal regulatory agencies. Under the standards of the Federal Reserve Board, the Corporation must maintain a minimum ratio of Tier I Capital (as defined) to total risk-weighted assets of 4.00 percent and a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8.00 percent. Tier I Capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles less certain intangible assets and excluding unrealized gains or losses on securities-available-for-sale. Total Capital is comprised of Tier I Capital plus certain adjustments, the largest of which for the Corporation is the allowance for loan losses (up to 1.25 percent of risk-weighted assets). Total Capital must consist of at least 50 percent of Tier 1 Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation adjusted for their related risk levels using amounts set forth in Federal Reserve standards.

     In addition to the aforementioned risk-based capital requirements, the Corporation is subject to a leverage capital requirement, requiring a minimum ratio of Tier I Capital (as defined previously) to total adjusted average assets of 3.00 percent to 5.00 percent.

     The Bank also has similar regulatory capital requirements imposed by the Federal Reserve Board. See Business-Governmental Supervision and Regulation, Business-Capital and Operational Requirements and Note Twenty of notes to consolidated financial statements for additional discussion of these requirements.

     At December 31, 2004, the Corporation and the Bank were in compliance with all existing capital requirements. The most recent notifications from the Corporation’s and the Bank’s various regulators categorized the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. In the judgment of management, there have been no events or conditions since those notifications that would change the “well capitalized” status of the Corporation or the Bank. The Corporation’s capital requirements are summarized in the table below:

Table Nineteen
Capital Ratios

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
(Dollars in thousands)	Amount	Percentage (1)	Amount	Percentage (2)	Amount	Percentage (2)

Actual	$297,906	6.76%	$297,906	10.08%	$324,814	10.99%
Required	176,194	4.00	118,211	4.00	236,421	8.00
Excess	121,712	2.76	179,695	6.08	88,393	2.99

(1)	Percentage of total adjusted average assets. The Federal Reserve Board minimum leverage ratio requirement is 3.00 percent to 5.00 percent, depending on the institution’s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Corporation of any specific requirement applicable to it.

(2)	Percentage of risk-weighted assets.

2003 VERSUS 2002

     The following discussion and analysis provides a comparison or the Corporation’s results of operations for 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 52 through 87. In addition, Table One contains financial data to supplement this discussion.

Overview

     Net income amounted to $14.1 million, or $0.47 per diluted share, for the year ended December 31, 2003, a decrease from earnings of $39.8 million, or $1.30 per diluted share, for the year ended December 31, 2002. The decrease was due to the costs associated with the refinancing of fixed-term advances and a higher provision for loan losses due to the 2003 Loan Sale.

Net Interest Income

     For the year ended December 31, 2003, net interest income amounted to $107.8 million, a decrease of approximately 5 percent from net interest income of $113.2 million in 2002. The decrease in net interest income was mainly due to lower interest income on earning assets resulting from the effects of the declining interest rate environment. The reinvestment of the proceeds from the 2003 Loan Sale and the sale of the Corporation’s credit card portfolio were made in lower yielding securities. Also, during 2003, the mortgage-backed securities portfolio produced lower effective yields due to increased amortization of premiums resulting from increased prepayment speeds of underlying mortgages. The decrease in interest income was partially offset by a decrease in interest expense. This decrease was due to a decline in interest rates across the yield curve, a shift in funding sources from higher cost retail certificates of deposit to lower cost transaction based accounts and the benefits from the refinancing of $131.0 million of fixed-term advances in 2003 and $100 million of fixed-term advances late in 2002.

     The net interest margin decreased 55 basis points to 3.00 percent in 2003, compared to 3.55 percent in 2002. The decrease reflected the impact of the declining interest rate environment, which compressed the net interest margin as assets repriced faster than liabilities due to the asset-sensitive nature of the Corporation’s balance sheet. In addition, reinvestment rates of assets were lower than rates earned by assets previously on the balance sheet.

Provision for Loan Losses

     The provision for loan losses for the year ended December 31, 2003 amounted to $27.5 million compared to $8.3 million a year ago. The increase in the provision for loan losses was primarily attributable to the 2003 Loan Sale and a $2.4 million increase in the provision related to certain residential rental property loans identified in the second quarter of 2003.

     Net charge-offs for the year ended December 31, 2003 amounted to $8.3 million, or 0.39 percent of average loans compared to $6.3 million, or 0.30 percent of average loans for the same 2002 period. These increases in net charge-offs were due to higher commercial and consumer loan charge-offs due to the impact of the 2003 weak economic environment and $1.1 million of residential rental property loans charged-off.

Noninterest Income

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

Noninterest Expense

     Noninterest expense totaled $127.0 million at December 31, 2003, an increase of $29.3 million compared to 2002. The variance includes a $19.1 million cost associated with prepaying $131.0 million in fixed rate advances in 2003 versus a $3.3 million cost associated with prepaying $100 million in fixed-rate advances in 2002. In addition, noninterest expense was affected by a $5.0 million increase in professional fees primarily due to the 2003 Loan Sale and other consulting services. Noninterest expense was also impacted by a $4.7 million increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and two insurance agencies, increased medical expenses and increased commission-based compensation due to increased revenue in the Corporation’s mortgage, brokerage and insurance services areas. These increases were partially offset by lower incentive compensation and employee benefit accruals. Other items impacting noninterest expense were a $1.9 million increase in marketing expense primarily associated with the implementation of CHAMP and a $1.0 million increase in other operating expense primarily due to increased mortgage servicing fees, non-credit losses and other miscellaneous expenses.

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

Regulatory Recommendations

     During the third quarter of 2003, the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) and the Office of the North Carolina Commissioner of Banks (the “Banking Commissioner”), the Bank’s primary federal and state regulatory agencies. The Written Agreement required the Bank to take appropriate actions to improve its programs and procedures for complying with the Currency and Foreign Transactions Reporting Act and the anti-money laundering provisions of Regulation H of the Board of Governors of the Federal Reserve System. The Bank subsequently took substantial actions, and adopted and implemented a number of policies and procedures, to address the concerns of the regulatory agencies. As a result of these actions, the Federal Reserve Bank, in concurrence with the Banking Commissioner, terminated the Written Agreement effective July 2, 2004.

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

     In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The approved delay by FSP EITF 03-1-b will apply to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect. The Corporation will evaluate the new guidance on EITF 03-1 upon issuance.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(r) (“SFAS No. 123(r)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. FASB 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. FASB 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement is effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. The Corporation will adopt FASB 123(r) on July 1, 2005, and is currently evaluating the effect on its consolidated financial statements.

     In October of 2004, Congress enacted the American Jobs Creation Act of 2004 (the “2004 Act”). Under this legislation, non-qualified deferred compensation plans are subject to new rules governing to the income tax treatment of contributions and distributions related to these plans. The 2004 Act could provide less favorable overall income tax treatment for mutual fund option investments beginning in 2005. As a result, participants in the OPT Plan and the Plan may direct the administrative committee to invest their 2005 deferrals directly into mutual funds while the Corporation reviews further guidance from the Internal Revenue Service with respect to the mutual fund option investments. The Corporation does not anticipate any material effects on its consolidated financial statements from the 2004 Act.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Certain information called for by Item 7A is set forth in Item 7 under the caption Market Risk Management on page 39 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Charter Corporation

     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that First Charter Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Charter Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that First Charter Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Charter Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Charter Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31,

2004, and our report dated February 28, 2005, expressed an unqualified opinion on those consolidated financial statements.

Charlotte, North Carolina
February 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Charter Corporation

     We have audited the accompanying consolidated balance sheets of First Charter Corporation and subsidiaries (the “Corporation”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Charter Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of the Corporation as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Charlotte, North Carolina
February 28, 2005

First Charter Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31	December 31

(Dollars in thousands, except share data)	2004	2003

Assets:
Cash and due from banks	$90,238	$88,564
Federal funds sold	1,589	1,311
Interest bearing bank deposits	6,184	23,631

Cash and cash equivalents	98,011	113,506

Securities available for sale (cost of $1,660,703 at December 31, 2004 and $1,591,803 at December 31, 2003; carrying amount of pledged collateral at December 31, 2004, $1,140,234)	1,652,732	1,601,900
Loans held for sale	5,326	5,137

Loans	2,439,692	2,252,804
Less: Unearned income	(291)	(167)
Allowance for loan losses	(26,872)	(25,607)

Loans, net	2,412,529	2,227,030

Premises and equipment, net	97,565	95,756
Goodwill and other intangible assets	23,241	22,872
Other assets	142,201	140,492

Total assets	$4,431,605	$4,206,693

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$377,793	$326,679
Interest bearing	2,232,053	2,101,218

Total deposits	2,609,846	2,427,897

Short-term borrowings	685,998	959,094
Long-term borrowings	763,738	473,106
Other liabilities	57,336	47,157

Total liabilities	4,116,918	3,907,254

Shareholders’ equity:
Preferred stock - no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock - no par value; authorized 100,000,000 shares; issued and outstanding 30,054,256 and 29,720,163 shares	121,464	115,270
Common stock held in Rabbi Trust for deferred compensation	(808)	(636)
Deferred compensation payable in common stock	808	636
Retained earnings	198,085	178,008
Accumulated other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale, net	(4,862)	6,161

Total shareholders’ equity	314,687	299,439

Total liabilities and shareholders’ equity	$4,431,605	$4,206,693

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31
(Dollars in thousands, except share and per share data)	2004	2003	2002

Interest income:
Loans	$124,169	$118,911	$135,085
Federal funds sold	19	20	20
Interest bearing bank deposits	201	465	169
Securities	62,914	58,896	61,114

Total interest income	187,303	178,292	196,388

Interest expense:
Deposits	35,350	41,544	50,957
Federal funds purchased and securities sold under agreements to repurchase	2,969	2,288	2,492
Federal Home Loan Bank and other borrowings	25,974	26,658	29,778

Total interest expense	64,293	70,490	83,227

Net interest income	123,010	107,802	113,161
Provision for loan losses	8,425	27,518	8,270

Net interest income after provision for loan losses	114,585	80,284	104,891

Noninterest income:
Service charges on deposit accounts	25,564	22,143	19,133
Financial management income	5,848	3,705	2,396
Gain on sale of securities, net	2,383	10,287	11,539
Gain on sale of credit card loan portfolio	—	2,262	—
Loss from equity method investees	(349)	(285)	(5,801)
Mortgage services income	1,748	2,912	2,236
Brokerage services income	3,112	3,016	2,288
Insurance services income	11,269	9,408	8,770
Trading gains	163	1,801	2,078
Bank owned life insurance	3,413	3,888	16
Other	7,745	4,796	4,755

Total noninterest income	60,896	63,933	47,410

Noninterest expense:
Salaries and employee benefits	58,493	54,752	50,085
Occupancy and equipment	17,226	16,504	16,032
Data processing	4,034	2,816	2,968
Marketing	4,351	4,435	2,562
Postage and supplies	4,959	4,521	4,333
Professional services	9,574	11,582	6,615
Telephone	1,998	2,267	1,951
Amortization of intangibles	461	441	367
Prepayment costs on borrowings	—	19,089	3,284
Other	9,921	10,378	9,354

Total noninterest expense	111,017	126,785	97,551

Income before income taxes	64,464	17,432	54,750
Income taxes	22,022	3,286	14,947

Net income	$42,442	$14,146	$39,803

Net income per share:
Basic	$1.42	$0.47	$1.30
Diluted	$1.40	$0.47	$1.30
Weighted average shares:
Basic	29,859,683	29,789,969	30,520,125
Diluted	30,277,063	30,007,435	30,702,107

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

			Common Stock
			held in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
	Common Stock		Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2001	30,742,532	$135,167	$(388)	$388	$168,334	$5,840	$309,341

Comprehensive income:
Net income	—	—	—	—	39,803	—	39,803
Unrealized gain on securities available for sale, net	—	—	—	—	—	10,076	10,076

Total comprehensive income							49,879
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(88)	—	—	—	(88)
Deferred compensation payable in common stock	—	—	—	88	—	—	88
Cash dividends	—	—	—	—	(22,237)	—	(22,237)
Stock options exercised and Dividend Reinvestment Plan stock issued	136,215	1,596	—	—	—	—	1,596
Purchase and retirement of common stock	(809,600)	(13,894)	—	—	—	—	(13,894)

Balance, December 31, 2002	30,069,147	122,870	(476)	476	185,900	15,916	324,686

Comprehensive income:
Net income	—	—	—	—	14,146	—	14,146
Unrealized loss on securities available for sale, net	—	—	—	—	—	(9,755)	(9,755)

Total comprehensive income							4,391
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(160)	—	—	—	(160)
Deferred compensation payable in common stock	—	—	—	160	—	—	160
Cash dividends	—	—	—	—	(22,038)	—	(22,038)
Stock options exercised	137,575	1,700	—	—	—	—	1,700
Shares issued in connection with business acquisition	78,441	1,323	—	—	—	—	1,323
Purchase and retirement of common stock	(565,000)	(10,623	—	—	—	—	(10,623)

Balance, December 31, 2003	29,720,163	115,270	(636)	636	178,008	6,161	299,439

Comprehensive income:
Net income	—	—	—	—	42,442	—	42,442
Unrealized loss on securities available for sale, net	—	—	—	—	—	(11,023)	(11,023)

Total comprehensive income							31,419
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(172)	—	—	—	(172)
Deferred compensation payable in common stock	—	—	—	172	—	—	172
Cash dividends	—	—	—	—	(22,365)	—	(22,365)
Stock options exercised and Dividend Reinvestment Plan stock issued	267,576	4,605	—	—	—	—	4,605
Shares issued in connection with business acquisition	47,970	1,175	—	—	—	—	1,175
Restricted stock issued	18,547	414	—	—	—	—	414

Balance, December 31, 2004	30,054,256	$121,464	$(808)	$808	$198,085	$(4,862)	$314,687

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$42,442	$14,146	$39,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	8,425	27,518	8,270
Depreciation	9,064	8,952	9,535
Amortization of intangibles	461	441	367
Premium amortization and discount accretion, net	3,296	6,867	1,466
Net gain on securities available for sale transactions	(2,383)	(10,287)	(11,539)
Net (gain) loss on foreclosed assets	(172)	265	211
Write-downs on foreclosed assets	116	—	—
Net loss from equity method investments	349	285	5,801
Net gain on sale of property	(777)	(382)	(904)
Net loss (gain) on sale of equipment	62	5	(39)
Gain on sale of credit card loan portfolio	—	(2,262)	—
Gain on sale of deposits and loans	(339)	—	—
Origination of mortgage loans held for sale	(95,635)	(278,165)	(159,049)
Proceeds from sale of mortgage loans held for sale	54,704	144,510	137,736
Increase in cash surrender value of bank owned life insurance	(3,413)	(3,888)	—
Decrease (increase) in other assets	6,463	(5,954)	865
Increase (decrease) in other liabilities	9,425	(9,642)	4,238

Net cash provided by (used in) operating activities	32,088	(107,591)	36,761

Cash flows from investing activities:
Proceeds from sales of securities available for sale	139,261	1,004,264	746,886
Proceeds from calls and maturities of securities available for sale	419,251	551,072	275,298
Purchase of securities available for sale	(587,582)	(1,753,691)	(1,048,473)
Purchase of bank owned life insurance	—	—	(70,000)
Net increase in loans and loans held for sale	(204,108)	(267,843)	(267,168)
Proceeds from sale of loans	5,828	40,220	—
Proceeds from sales of other real estate	5,433	10,452	3,153
Net purchases of premises and equipment	(10,136)	(9,528)	(7,166)
Proceeds from sale of credit card portfolio	—	13,242	—
Divestitures and acquisition of business activities, net of cash paid	(6,755)	(991)	—

Net cash used in investing activities	(238,808)	(412,803)	(367,470)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	93,219	210,268	85,765
Net increase (decrease) in certificates of deposit	98,229	(105,016)	73,936
Net increase in securities sold under repurchase agreements and other borrowings	17,537	389,759	233,928
Purchase and retirement of common stock	—	(10,623)	(13,894)
Proceeds from issuance of common stock	4,605	1,700	1,596
Dividends paid	(22,365)	(22,038)	(22,237)

Net cash provided by financing activities	191,225	464,050	359,094

Net (decrease) increase in cash and cash equivalents	(15,495)	(56,344)	28,385
Cash and cash equivalents at beginning of period	113,506	169,850	141,465

Cash and cash equivalents at end of period	$98,011	$113,506	$169,850

Supplemental disclosures of cash flow information:
Cash paid for interest	$62,977	$72,699	$85,070
Cash paid for income taxes	18,548	12,619	4,352
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate owned	2,385	7,272	5,593
Unrealized (loss) gain on securities available for sale (net of tax effect of ($7,045), ($6,254), and $6,451 for the years ended December 31, 2004, 2003, and 2002, respectively)	(11,023)	(9,755)	10,076
Issuance of common stock for business acquisitions	1,175	1,323	—
Loans held for sale securitized and transferred to the securities available for sale portfolio	40,742	286,922	130,084
Allowance related to loans sold, securitized or transferred to held for sale	584	20,783	647

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, FCB, a North Carolina state bank. In addition, through First Charter Brokerage Services, Inc., a subsidiary of FCB, the Corporation offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement with UVEST Investment Services. The Bank also operates two other subsidiaries: First Charter Insurance Services, Inc. and First Charter Leasing and Investments, Inc. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Leasing and Investments, Inc. is a North Carolina corporation engaged in commercial equipment leasing and the management of investment securities. It also acts as the holding company for First Charter of Virginia Realty Investments, Inc., a Virginia corporation. First Charter of Virginia Realty Investments, Inc. is engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. First Charter Realty Investments, Inc. is the holding company for FCB Real Estate, Inc., a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC, a North Carolina limited liability company, which owns and maintains the real estate property and assets of the Corporation. FCB Real Estate, Inc. primarily invests in commercial and 1-4 family residential real estate loans. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC, a North Carolina limited liability company. Lincoln Center is a three-story office building occupied in part by a branch of FCB.

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

     Reclassifications of certain amounts in the previously issued consolidated financial statements have been made to conform to the financial statement presentation for 2004. Such reclassifications had no effect on the net income or shareholders’ equity of the combined entity as previously reported.

Business

     The Bank, either directly or through its subsidiaries, provides businesses and individuals a broad range of financial services, including banking, comprehensive financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs. The Bank is a regional financial services company operating 53 financial centers, seven insurance offices and 110 ATMs located in 18 counties throughout North Carolina. FCB also operates an additional mortgage origination office in Virginia.

Recently Adopted Accounting Pronouncements

     In October 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 45, (“FASB Interpretation No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which establishes disclosure standards for a guarantor about its obligations under certain guarantees that it has issued. Under FASB Interpretation No. 45 a guarantor is required to disclose the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The guarantor is also required to disclose the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The initial recognition and measurement of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Accordingly, the Corporation adopted these provisions of FASB Interpretation No. 45 on January 1, 2003. The impact to the Corporation upon adoption was immaterial. See Note Seventeen for relevant disclosures about the Corporation’s guarantees.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 (“APB No. 28”), “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The disclosure provisions of this statement, except for the amendment of APB No. 28, are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions pursuant to this portion of the interpretation on December 31, 2002 and these disclosures are presented in Note Sixteen. The provisions of this statement related to the amendment of APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Accordingly, the Corporation adopted the disclosure provisions relevant to interim financial reporting on January 1, 2003, and these disclosures are presented in the notes to the Corporation’s interim and annual consolidated financial statements.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities by business enterprises. Variable interest entities are entities with equity interests that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of expected losses if they occur, receive a majority of the entity’s residual returns if they occur, or both. The enterprise that consolidates the variable interest entity is called the primary beneficiary of that entity. Under FIN 46 an enterprise that holds significant variable interests in a variable interest entity, but is not the primary beneficiary, is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46 R”), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The Corporation adopted the provisions of FIN 46 and FIN 46 R effective March 2004 with no material effect on its consolidated financial statements. At December 31, 2004, the Corporation did not have any significant investments in variable interest entities.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”). This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of when-issued securities or other securities that do not yet exist, this Statement is effective for both existing contracts and new contracts entered into after June 30, 2003. All provisions of this Statement should be applied prospectively. The Corporation adopted SFAS No. 149 on July 1, 2003 with no material effect on its consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Accordingly, the Corporation adopted SFAS No. 150 on July 1, 2003, with no effect on its consolidated financial statements.

     In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The disclosure requirements in EITF 03-01 were effective for fiscal years ending after December 15, 2003. The Corporation adopted the disclosure provisions on December 31, 2003.

     In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 (“SAB 105”), which contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The Corporation adopted SAB 105 on April 1, 2004, with no material effect on its consolidated financial statements.

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

Securities

     The Corporation classifies securities as available-for-sale, held-to-maturity or trading based on management’s intent at the date of purchase or securitization. At December 31, 2004, all of the Corporation’s securities are categorized as available-for-sale and, accordingly, are reported at fair value, based on quoted market prices, with any unrealized gains or losses, net of taxes, reflected as an element of accumulated other comprehensive income in shareholders’ equity. The Corporation intends to hold these available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, changes in the liquidity needs of the Bank, and other factors. Securities for which there is an unrealized loss that is deemed to be other-than-

temporary are written down to fair value with the write-down recorded as a realized loss in noninterest income. The fair value of the securities is determined by a third party as of a date in close proximity to the end of the reporting period. The valuation is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available. Securities that the Corporation has the positive intent and ability to hold to maturity would be classified as held to maturity and reported at cost. At December 31, 2004, the Corporation held no securities in this category. As more fully discussed in Note Seven, the Corporation had a nominal amount of trading assets at December 31, 2004, which are carried at fair value. These trading assets are held for resale in the near term, and changes in their fair value are reflected in the statement of income. The fair value of trading account assets is based on quoted market prices.

     Gains and losses on sales of securities are recognized when realized on the trade date on a specific identification basis. Premiums and discounts are amortized or accreted into interest income using a level yield method.

Loans Held for Sale

     Loans held for sale include mortgage loans and are valued at the lower of cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements. Periodically, the Corporation securitizes mortgage loans held for sale and these assets are classified as securities-available-for-sale.

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

Allowance for Loan Losses

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

     The Corporation accounts for these interest rate swaps as a hedge of the fair value of the designated Federal Home Loan Bank (“FHLB”) advances. According to the provisions of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), the “short cut” method assumes that the change in the fair value of the derivative hedging instrument and the hedged debt obligation is one hundred percent correlated, which results in no ineffectiveness and no income statement effect. Currently, three of the seven interest rate swaps meet the criteria for the short-cut accounting method. For interest rate swaps that do not meet the criteria for the short-cut accounting method, the Corporation records on a quarterly basis, in noninterest income, the net change in the fair value of the interest rate swap and the designated FHLB advances, attributed to changes in interest rates, provided the criteria for hedge accounting continue to be met. In the event the criteria for hedge accounting are not met in a future period, the Corporation will cease recording the change in fair value of the FHLB advances and will amortize into earnings the then carrying value of the interest rate swap over the life of the hedged item. The derivative hedging instruments are recorded at fair value in other assets or other liabilities.

     The Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions as required by SFAS No. 133. This documentation includes analysis at inception and is ongoing relative to the effectiveness of the hedging relationship. The Corporation will discontinue hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and will reflect changes in fair value through the income statement.

     The fair value of the interest rate swaps is determined by a third party at inception and is valued subsequently on a quarterly basis. The valuation is determined using a discounted cash flow model and a volatility index. The Corporation performs a quarterly assessment based on the third party valuations to assess whether the derivative used in its hedging transaction has been highly effective in offsetting changes in the fair value of the hedged item. The effectiveness assessment is conducted using the cumulative dollar offset method.

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

     Interest rate contracts, which are non-leveraged interest rate swaps, allow the Corporation to effectively manage its interest rate risk position. Non-leveraged interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Exposure to loss on these contracts will increase or decrease over their respective lives as interest rates fluctuate.

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

Loan Securitizations

     The Corporation periodically securitizes mortgage loans and transfers them to securities-available-for-sale. This is accomplished by exchanging the loans for mortgage-backed securities issued primarily by Freddie Mac and Fannie Mae. Following the transfers, the securities are reported at estimated fair value based on quoted market prices, with unrealized gains and losses reflected in accumulated other comprehensive income, net of deferred income taxes. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions. The Corporation retains the mortgage servicing on the loans exchanged for securities. As of December 31, 2004, the Corporation retained $92.3 million of securitized mortgage loans in its available-for-sale securities portfolio.

Servicing Rights

     The Corporation capitalizes servicing rights when mortgage loans are either securitized or sold and the loan servicing is retained. The cost of servicing rights is amortized in proportion to and over the estimated period of net servicing revenues. The amortization of servicing rights is recognized in the income statement as an offset to noninterest income.

     The carrying value and aggregate estimated fair value of mortgage servicing rights at December 31, 2004 was $1.6 million and $2.6 million, respectively, compared to a carrying value and estimated fair value of $2.1 million and $2.7 million at December 31, 2003. Servicing rights are periodically evaluated for impairment based on their fair value. This fair value is estimated based on market prices for similar assets and on the discounted estimated present value of future net cash flows based on market consensus loan prepayment estimates, historical prepayment rates, interest rates and other economic factors. For purposes of impairment evaluation, the servicing assets are stratified based on predominant risk characteristics of the underlying loans, including loan type (conventional or government) and note rate. The Corporation had write-downs related to its servicing rights of $30,000, $530,000 and $430,000 for the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

     The following is an analysis of capitalized mortgage servicing rights included in other assets in the consolidated balance sheets:

	Capitalized Mortgage
	Servicing Rights
(Dollars in thousands)	2004	2003	2002

Balance, January 1,	$2,106	$1,478	$3,028
Servicing rights capitalized	474	2,440	—
Amortization expense	(903)	(1,282)	(1,120)
Write-downs	(30)	(530)	(430)

Balance, December 31,	$1,647	$2,106	$1,478

     An increase in prepayment speeds of 10 percent and 20 percent variations may result in a decline in fair value of $6,000 and $23,000, respectively. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

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

Intangible Assets

     Net assets of companies acquired in purchase transactions are recorded at fair value in other assets at the date of acquisition, and therefore, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. When a purchase agreement contemplates contingent consideration based on the performance of the acquired business, the contingent payments are recorded at the performance measurement date as an additional cost of the acquired enterprise. The additional cost is allocated to the appropriate assets, which are goodwill or other intangible assets with finite useful lives. Additional costs allocated to assets with finite useful lives are amortized over the remaining period benefited.

     Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited, which is generally less than fifteen years. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment. First Charter Insurance Services, Inc. and the Bank are the only reporting units, which carry goodwill on their balance sheets.

     The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In 2004 and 2003, the Corporation was not required to perform the second step of the impairment test as the fair value of its reporting units exceeded the carrying amount.

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

Securities Sold under Agreements to Repurchase

     Securities sold under agreements to repurchase, which are classified as secured short-term borrowed funds, generally mature less than one year from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the borrowing. The terms of the repurchase agreement may require the Corporation to provide additional collateral if the fair value of the securities underlying the borrowings decline during the term of the agreement.

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

     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Years Ended December 31
	2004	2003	2002

Basic weighted average number of common shares outstanding	29,859,683	29,789,969	30,520,125
Dilutive effect arising from potential common stock issuances	417,380	217,466	181,982

Diluted weighted average number of common shares outstanding	30,277,063	30,007,435	30,702,107

     The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share. These amounts were 720,000 shares at December 31, 2004, 723,000 shares at December 31, 2003 and 1.3 million shares at December 31, 2002.

Dividends Per Share

     Dividends declared by the Corporation were $0.75 per share, $0.74 per share and $0.73 per share for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

     At December 31, 2004, as described above, the Corporation had various stock-based compensation plans. The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The pro forma impact on net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to FASB Statement No. 123”, is disclosed as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002

Net income, as reported	$42,442	$14,146	$39,803
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,821)	(2,293)	(2,755)

Pro forma net income	$40,621	$11,853	$37,048

Earnings per share:
Basic-as reported	$1.42	$0.47	$1.30

Basic-pro forma	$1.36	$0.40	$1.21

Diluted-as reported	$1.40	$0.47	$1.30

Diluted-pro forma	$1.34	$0.40	$1.21

     The fair value of each option granted during 2004, 2003 and 2002 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002

2000 Omnibus Stock Option and Award Plan
Dividend yield	3.52%	3.79%	4.03%
Risk free interest rates	4.04%	4.09%	4.90%
Expected lives	8 years	8 years	10 years
Volatility	26%	33%	38%
Forfeiture rate	2%	2%	0%

Director Plan
Dividend yield	3.70%	3.79%	4.03%
Risk free interest rates	4.05%	3.95%	4.88%
Expected lives	10 years	9 years	10 years
Volatility	26%	33%	38%
Forfeiture rate	0.5%	0.5%	0%

1999 Employee Stock Purchase Plan
Dividend yield	3.76%	3.79%	4.03%
Risk free interest rates	1.31%	4.07%	5.20%
Expected lives	1 year	1 year	1 year
Volatility	23%	33%	38%
Forfeiture rate	9%	9%	0%

Note Two - Business Segment Information

     The Corporation has only one reportable segment, FCB, the Corporation’s primary banking subsidiary. FCB provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Other Operating Segments include brokerage, insurance, mortgage, leasing and investments, and financial management, which provide comprehensive financial planning, funds management and investments. The results of operations of FCB constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation. Included in Other are revenue, expenses and assets of the parent company, which include cash, equity investments and investments in venture capital limited partnerships, and eliminating intercompany transactions.

     Business segments are determined based on the Corporation’s internal management accounting process. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the method management uses to view its business and is not necessarily comparable with information disclosed by other financial institutions. The accounting policies of the business segments differ from those described in Note One in that management allocations have been made for overhead expenses. Certain expenses not directly attributable to a specific business segment are allocated to the segments based on pre-determined means. Occupancy costs are allocated based on headcount and certain payroll benefits are allocated based on a predetermined percentage of salary expense. The results of operations and segment assets are based upon monthly internal management reports. There are no significant intersegment transactions, and there are no significant reconciling items between the reportable segments and consolidated amounts.

     Information regarding the reportable segment’s separate results of operations and segment assets is illustrated in the following tables:

2004
		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$186,435	$818	$50	$187,303
Total interest expense	63,511	—	782	64,293

Net interest income	122,924	818	(732)	123,010
Provision for loan losses	8,425	—	—	8,425
Total noninterest income	37,632	22,007	1,257	60,896
Total noninterest expense	88,199	22,616	202	111,017

Income before income taxes	63,932	209	323	64,464
Income tax expense	21,840	72	110	22,022

Net income	$42,092	$137	$213	$42,442

Total loans held for sale and loans, net	$2,410,671	$7,184	$—	$2,417,855
Total assets	4,330,771	79,310	21,524	4,431,605

2003
		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$177,680	$540	$72	$178,292
Total interest expense	69,893	—	597	70,490

Net interest income	107,787	540	(525)	107,802
Provision for loan losses	27,518	—	—	27,518
Total noninterest income	44,677	19,219	37	63,933
Total noninterest expense	106,420	20,298	67	126,785

Income (loss) before income taxes	18,526	(539)	(555)	17,432
Income tax expense (benefit)	3,493	(102)	(105)	3,286

Net income (loss)	$15,033	$(437)	$(450)	$14,146

Total loans held for sale and loans, net	$2,225,776	$6,391	$—	$2,232,167
Total assets	4,157,694	25,363	23,636	4,206,693

2002
		Other Operating
(Dollars in thousands)	FCB	Segments (1)	Other (2)	Totals

Total interest income	$195,919	$297	$172	$196,388
Total interest expense	82,543	—	684	83,227

Net interest income	113,376	297	(512)	113,161
Provision for loan losses	8,270	—	—	8,270
Total noninterest income	35,419	15,905	(3,914)	47,410
Total noninterest expense	80,036	17,429	86	97,551

Income (loss) before income taxes	60,489	(1,227)	(4,512)	54,750
Income tax expense (benefit)	16,515	(336)	(1,232)	14,947

Net income (loss)	$43,974	$(891)	$(3,280)	$39,803

(1)	Included in Other Operating Segments are revenues, expenses and assets of insurance services, brokerage, mortgage, leasing and investments, and financial management.

(2)	Included in Other are revenues, expenses and assets of the parent company and eliminations.

Note Three - Acquisitions

     (a) Insurance Agencies. In December of 2004, the Corporation, through a subsidiary of FCB, acquired Smith & Associates Insurance Services, Inc. This acquisition was recorded using the purchase accounting method. The purchase price delivered at closing consisted of 27,726 shares of First Charter common stock valued at $750,000, and the agreement contemplates additional common stock payments valued at up to $750,000 based on the post-closing performance of the business.

     In July and October of 2003, the Corporation, through a subsidiary of FCB, acquired Piedmont Insurance Agency, Inc. and Robertson Insurance Agency, Inc., respectively. These acquisitions were recorded using the purchase accounting method. The initial purchase price for both agencies totaled $1.1 million in cash. The purchase agreements also contemplate additional cash payments based on the post-closing performance of the acquired businesses. Based on this agreement and the performance of the businesses, during 2004 the Corporation paid approximately $415,000. The amount of subsequent additional payments, if earned, is currently expected to total approximately $750,000. Pro forma financial information reflecting the effect of these acquisitions on periods prior to the combination is not considered material.

     (b) Third Party Benefits Administrator. In July of 2003, the Corporation, through a subsidiary of FCB, purchased a third party benefits administrator in a stock transaction. This acquisition was accounted for as a purchase. The purchase price delivered at closing consisted of First Charter common stock valued at $1.32 million, and the agreement contemplates additional common stock payments based on the post-closing performance of the business. Based on this agreement and the performance of the business, during the third quarter of 2004 the Corporation issued 20,244 additional shares of common stock valued at $425,000 for the period of July 1, 2003 through June 30, 2004. The value of subsequent additional payments, if earned, is currently expected to total approximately $440,000. The results of operations of this entity are included in the consolidated results of operations of the Corporation from the date of the acquisition. Pro forma financial information reflecting the effect of this acquisition on periods prior to the combination is not considered material.

Note Four - Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of December 31, 2004 and December 31, 2003:

	2004		2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements (1)	$1,037	$949	$946	$861
Customer lists (1)	2,270	545	1,471	236
Mortgage servicing rights (1)	7,557	5,910	7,083	4,977
Branch acquisitions (2)	1,111	1,111	1,111	1,097
Other intangibles (1) (3)	306	72	232	22

Total	$12,281	$8,587	$10,843	$7,193

Unamortized intangible assets:
Goodwill (4)	$19,547	$—	$19,222	$—

(1)	Noncompete agreements, customer lists, mortgage servicing rights and other intangibles are recorded in the Other Operating Segments as described in Note Two

(2)	Branch acquisition intangible assets are recorded in the FCB segment as described in Note Two

(3)	Other intangibles include trade name and proprietary software.

(4)	Goodwill of $6,662 is recorded in the Other Operating Segments and $12,885 is recorded in FCB as described in Note Two

     The gross carrying amount of noncompete agreements increased approximately $90,000 due to the acquisition of Smith & Associates Insurance Services, Inc. during 2004. The noncompete agreements will be amortized over the three-year agreement period.

     The gross carrying amount of customer lists increased to $2.3 million at December 31, 2004 from $1.5 million at December 31, 2003. The increase was due to the following: $378,000 recorded from the acquisition of Smith & Associates Insurance Services, Inc. to be amortized over the estimated useful life of eight years, $276,000 recorded from the previously mentioned performance payments for Piedmont Insurance Agency, Inc. and Robertson Insurance Agency, Inc. to be amortized over the remaining estimated useful life of six years, and $145,000 recorded from the previously mentioned performance payments for a third party benefits administrator to be amortized over the remaining estimated useful life of nine years.

     The gross carrying amount of other intangibles increased to $0.3 million at December 31, 2004 from $0.2 million at December 31, 2003 due to $74,000 recorded from the previously mentioned performance payments for a third party benefits administrator to be amortized over the remaining estimated useful life of nine years.

     The gross carrying amount of goodwill increased to $19.5 million at December 31, 2004 from $19.2 million at December 31, 2003 primarily due to goodwill of $394,000 associated with the acquisition of Smith & Associates Insurance Services, Inc. and $206,000 related to the contractual payments made in connection with the performance of the Corporation’s third party benefits administrator. In addition, goodwill of $328,000 was removed with the sale of a branch facility in the third quarter. There was no impairment of goodwill for the years ended December 31, 2004 and 2003.

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $461,000, $441,000 and $367,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The following table presents the estimated amortization expense for intangible assets for the years ended December 31, 2005, 2006, 2007, 2008, 2009, and 2010 and thereafter:

	Noncompete	Customer	Mortgage	Other
(Dollars in thousands)	Agreements	Lists	Servicing Rights	Intangibles	Total

2005	$30	$415	$515	$51	$1,011
2006	30	353	377	45	805
2007	28	290	281	39	638
2008	—	228	186	32	446
2009	—	165	117	26	308
2010 and after	—	274	171	41	486

Total	$88	$1,725	$1,647	$234	$3,694

Note Five - Comprehensive Income

     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

     The Corporation’s total comprehensive income for the years ended December 31, 2004, 2003 and 2002 was $31.4 million, $4.4 million and $49.9 million, respectively. Information concerning the Corporation’s other comprehensive income for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004			2003			2002
	Before Tax		After Tax	Before Tax		After Tax	Before Tax		After Tax
(Dollars in thousands)	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Comprehensive income:
Net income	$64,464	$22,022	$42,442	$17,432	$3,286	$14,146	$54,750	$14,947	$39,803
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during period	(15,685)	(6,116)	(9,569)	(5,722)	(2,242)	(3,480)	28,066	10,951	17,115
Less: Reclassification for realized gains	2,383	929	1,454	10,287	4,012	6,275	11,539	4,500	7,039

Unrealized (losses) gains, net of reclassification	$(18,068)	$(7,045)	$(11,023)	$(16,009)	$(6,254)	$(9,755)	$16,527	$6,451	$10,076

Total comprehensive income	$46,396	$14,977	$31,419	$1,423	$(2,968)	$4,391	$71,277	$21,398	$49,879

Note Six - Securities-Available-for-Sale

     Securities-available-for-sale at December 31, 2004 and 2003 are summarized as follows:

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$54,755	$331	$712	$54,374
US government agency obligations	697,083	908	6,021	691,970
Mortgage-backed securities	731,389	3,349	8,357	726,381
State, county, and municipal obligations	112,935	2,568	123	115,380
Equity securities	64,541	86	—	64,627

Total	$1,660,703	$7,242	$15,213	$1,652,732

	2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$59,715	$875	$317	$60,273
US government agency obligations	630,629	6,480	1,842	635,267
Mortgage-backed securities	771,440	6,613	6,896	771,157
State, county, and municipal obligations	69,425	3,662	—	73,087
Equity securities	60,594	1,522	—	62,116

Total	$1,591,803	$19,152	$9,055	$1,601,900

     The expected maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation’s securities portfolio at December 31, 2004 are summarized below. Expected maturities may differ from contractual maturities since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

			Due after 1		Due after 5
	Due in 1 year		through 5		through 10		Due after
	or less		years		years		10 years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Fair value of securities available for sale
U.S. government obligations	$—	—%	$54,374	3.20%	$—	—%	$—	—%	$54,374	3.20%
U.S. government agency obligations	95,271	4.12	572,226	3.44	24,473	3.90	—	—	691,970	3.55
Mortgage-backed securities (1)	30,303	3.51	546,453	4.11	122,020	4.26	27,605	4.62	726,381	4.13
State and municipal obligations	13,801	4.74	50,333	4.43	16,601	3.18	34,645	1.96	115,380	3.54
Equity securities (2)	—	—	—	—	—	—	64,627	3.79	64,627	3.79

Total	$139,375	4.05%	$1,223,386	3.77%	$163,094	4.10%	$126,877	3.47%	$1,652,732	3.80%

Amortized cost of securities available for sale	$138,773		$1,230,265		$164,762		$126,903		$1,660,703

(1)	Maturities estimated based on average life of security.

(2)	Although equity securities have no stated maturity, they are presented for illustrative purposes only.

     Securities with an aggregate carrying value of $1.1 billion at December 31, 2004 were pledged to secure public deposits, securities sold under agreements to repurchase and Federal Home Loan Bank FHLB borrowings. Proceeds from the sale of securities-available-for-sale were $139.3 million in 2004, $1.0 billion in 2003, and $746.9 million in 2002.

     Gross gains and losses recognized on the sale of securities are summarized as follows:

(Dollars in thousands)	2004	2003	2002

Gross Gains	$3,447	$10,376	$14,974
Gross Losses	(1,064)	(89)	(3,435)

Net Gains	$2,383	$10,287	$11,539

     At December 31, 2004 and 2003, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $59.3 million and $53.8 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are redeemable at par value from the FHLB. In addition, the Bank owned Federal Reserve Bank stock with a cost basis (par value) of $4.1 million at both December 31, 2004 and 2003, respectively, which is included in equity securities.

     There were no write-downs for other-than-temporary declines in the fair value of debt and equity securities in 2004, 2003 or 2002.

     As of December 31, 2004, there were no issues of securities-available-for-sale (excluding U.S. government agency obligations), which had carrying values that exceeded 10 percent of shareholders’ equity of the Corporation.

     At December 31, 2004, mortgage-backed securities of $534.6 million were considered temporarily impaired. Mortgage-backed securities are investment grade securities backed by a pool of mortgages or trust deeds. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. Cash flow from the principal and interest payments on the underlying mortgages is used to pay off the bonds. Because some mortgage pools will pay off faster than others, mortgaged-backed securities are typically issued as a series of several different bonds, each having a different maturity date. U.S. government agency obligations of $530.7 million were considered temporarily impaired at December 31, 2004. U.S. government agency obligations are interest-bearing debt securities of U.S. government agencies (i.e. FNMA and FHLMC). U.S. government obligations of $39.2 million were considered temporarily impaired at December 31, 2004. These obligations are securities issued by the U.S. Treasury. State, county and municipal obligations of $7.3 million were considered temporarily impaired at December 31, 2004. These obligations are debt instruments that are obligations of a state, county or municipality.

     The unrealized losses shown in the following table resulted primarily from an increase in rates across the yield curve.

As of December 31, 2004

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

US government obligations	$39,248	$(712)	$—	$—	$39,248	$(712)
US government agency obligations	359,223	(2,547)	171,428	(3,474)	530,651	(6,021)
Mortgage-backed securities	233,239	(2,304)	301,345	(6,053)	534,584	(8,357)
State, county and municipal obligations	7,283	(123)	—	—	7,283	(123)

Total temporarily impaired securities	$638,993	$(5,686)	$472,773	$(9,527)	$1,111,766	$(15,213)

     Investments that are in a gross unrealized loss position include five U.S. government obligations, forty-one U.S. agency securities, thirty-seven mortgage-backed securities and six municipal obligations. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer. In addition, investments that have been in an unrealized loss position for longer than one year have an external credit rating of AAA.

Note Seven - Trading Activity

     The Corporation engages in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio. Under these agreements, the Corporation agrees to sell, upon election by the optionholder, a fixed income security at a fixed price. The Corporation receives a premium from the optionholder in exchange for writing the option contract. In addition, the Corporation records the write up or write down in the market value of the First Charter Option Plan Trust (the “OPT Plan”) as a trading gain or loss. The OPT Plan is a tax-deferred capital accumulation plan. For more information concerning the OPT Plan, see Note Sixteen. The Corporation recognized income of $0.2 million in 2004 primarily from the mark to market of the investments in the OPT Plan. Income of $1.8 million and $2.1 million was recognized in 2003 and 2002, respectively, primarily from written covered call options. There were no written covered call options outstanding at December 31, 2004, or at any time during 2004. There were no written covered call options outstanding at December 31, 2003 and December 31, 2002. The highest written covered call options outstanding at any time during 2003 and 2002 were $125.2 million and $194.0 million, respectively.

Note Eight - Derivatives

     The Corporation accounts for interest rate swaps as a hedge of the fair value of the designated FHLB advances. For the year ended December 31, 2004, the Corporation recognized a net gain of $69,000 for the ineffective portion of the interest rate swaps. At December 31, 2004, the derivative hedging instruments were recorded at fair value in other assets. These instruments had gross unrealized gains of $1.5 million and gross unrealized losses of $5.7 million at December 31, 2004.

     Information concerning the Corporation’s derivative instruments for the year ended December 31, 2004 is as follows:

December 31, 2004
		Average	Average	Average
	Notional	Receive	Pay	Maturity	Fair Value
(Dollars in thousands)	Amount	Rate	Rate	in Years	Gains	Losses	Ineffectiveness

Fair Value Hedges:
Interest rate swaps	$222,000	5.16%	3.33%	5.86	$1,477	$(5,724)	$69

     According to the provisions of SFAS No. 133, the “short cut” method assumes that the change in the fair value of the derivative hedging instrument and the hedged debt obligation is one hundred percent correlated, which results in no ineffectiveness and no income statement effect. Of the $222.0 million aggregate notional amount of interest rate swap agreements entered into during 2004, three out of seven agreements totaling $90.0 million qualify for the “short cut method” assumption of no ineffectiveness; therefore, there was no impact on earnings during the year ended December 31, 2004 from those interest rate swap agreements.

Note Nine - Loans

     The Corporation’s primary market area includes North Carolina, and predominately centers around the Metro region of Charlotte, North Carolina. At December 31, 2004, the majority of the total loan portfolio was to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.

     Loans at December 31, 2004 and 2003 were:

	2004		2003
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$776,474	31.8%	$724,340	32.2%
Commercial non real estate	212,031	8.7	212,010	9.4
Construction	332,264	13.6	358,217	15.9
Mortgage	347,606	14.2	280,748	12.5
Consumer	304,151	12.5	284,448	12.6
Home equity	467,166	19.2	393,041	17.4

Total	$2,439,692	100.0%	$2,252,804	100.0%

     Loans held for sale consists primarily of 15- and 30-year mortgages which the Corporation intends to securitize or sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or market. Loans held for sale were $5.3 million and $5.1 million at December 31, 2004 and December 31, 2003, respectively. Loans held for sale was impacted by originations, sales activity and securitizations, which is reflected in the Consolidated Statement of Cash Flows. No valuation allowance to reduce these loans to lower of cost or market was required at December 31, 2004 and December 31, 2003.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest at December 31, 2004 and 2003.

(Dollars in thousands)	2004	2003

Nonaccrual loans	$13,970	$14,910
Other real estate owned	3,844	6,836

Total nonperforming assets	17,814	21,746

Loans 90 days or more past due and still accruing	—	21

Total nonperforming assets and loans 90 days or more past due and still accruing	$17,814	$21,767

     Interest income that would have been recorded on nonaccrual loans and restructured loans for the years ended December 31, 2004, 2003, and 2002, had they performed in accordance with their original terms, amounted to approximately $1.1 million, $1.0 million, and $2.5 million, respectively. Interest income on all such loans included in the results of operations for 2004, 2003 and 2002 amounted to approximately $0.3 million, $0.3 million, and $0.5 million, respectively.

     The recorded investment in individually impaired loans was $7.7 million (all of which were on nonaccrual status) and $4.7 million (all of which were on nonaccrual status) at December 31, 2004 and 2003, respectively. The related allowance for loan losses on these loans was $2.1 million and $0.9 million at December 31, 2004 and 2003, respectively. The average recorded investment in individually impaired loans for 2004 was $6.8 million, and the income recognized during 2004 was approximately $18,000, all of which was recognized using the cash method of income recognition. The average recorded investment in individually impaired loans for 2003 was $10.5 million, and the income recognized during 2003 was $0.1 million, all of which was recognized using the cash method of income recognition. The average recorded investment in individually impaired loans for 2002 was $18.7 million, and the income recognized during 2002 was $0.2 million, all of which was recognized using the cash method of income recognition.

     The following is a reconciliation of loans outstanding to executive officers, directors and their associates for the year ended December 31, 2004:

(Dollars in thousands)

Balance at December 31, 2003	$2,584
New loans	351
Principal repayments	(2,175)

Balance at December 31, 2004	$760

     In the opinion of management, these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Such loans, in the opinion of management, do not involve more than the normal risks of collectibility.

Note Ten - Allowance for Loan Losses

     The following is a summary of the changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2004, 2003 and 2002:

(Dollars in thousands)	2004	2003	2002

Beginning balance	$25,607	$27,204	$25,843
Provision for loan losses	8,425	27,518	8,270
Allowance related to loans sold, securitized or transferred to held for sale	(584)	(20,783)	(647)

Charge-offs	(8,552)	(9,480)	(6,990)
Recoveries	1,976	1,148	728

Net loan charge-offs	(6,576)	(8,332)	(6,262)

Ending balance	$26,872	$25,607	$27,204

Note Eleven - Premises and Equipment

     Premises and equipment at December 31, 2004 and 2003 are summarized as follows:

(Dollars in thousands)	2004	2003

Land	$23,490	$22,692
Buildings	71,745	69,291
Furniture and equipment	55,261	50,157
Leasehold improvements	2,973	2,600
Construction in progress	2,384	1,572

Total premises and equipment	155,853	146,312

Less accumulated depreciation and amortization	58,288	50,556

Premises and equipment, net	$97,565	$95,756

Note Twelve - Deposits

     A summary of deposit balances at December 31, 2004 and 2003 is as follows:

(Dollars in thousands)	2004	2003

Noninterest bearing demand	$377,793	$326,679
Interest bearing demand	348,677	322,471
Money market accounts	478,314	470,551
Savings deposits	119,615	118,025
Certificates of deposit	1,285,447	1,190,171

Total deposits	$2,609,846	$2,427,897

     At December 31, 2004, the aggregate amount of certificates of deposit with denominations of $100,000 or more was $760.5 million, with $233.8 million maturing within three months, $123.5 million maturing within three to six months, $276.8 million maturing within six to twelve months and $126.4 million maturing after twelve months.

     At December 31, 2004, the scheduled maturities of all certificates of deposit are as follows:

(Dollars in thousands)

2005	$1,011,131
2006	153,228
2007	109,075
2008	8,726
2009	3,166
2010 and after	121

Total	$1,285,447

Note Thirteen - Other Borrowings

     The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and FHLB borrowings for the years ended December 31, 2004 and 2003:

(Dollars in thousands)	2004	2003

Securities sold under agreements to repurchase	$230,314	$319,018
Federal funds purchased	20,000	—
FHLB borrowings	1,127,738	1,063,106
Other	71,684	50,076

Total	$1,449,736	$1,432,200

     Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities less than one year collateralized by a portion of the Corporation’s securities of the United States government or its agencies, which have been delivered to a third party custodian for safekeeping. Securities with an aggregate carrying value of $227.9 million at December 31, 2004 were pledged to secure securities sold under agreements to repurchase.

     Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. At December 31, 2004, FCB had federal funds back-up lines of credit totaling $85.0 million with $20.0 million outstanding.

     FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. FHLB advances with balances of $307.0 million at December 31, 2004, were subject to being called by the FHLB at par. If these advances were called, the Corporation would have the option to pay off the advances, convert the advances to 3 month LIBOR or fund the payoffs with new advances. During 2003, the Corporation incurred $19.1 million in prepayment penalties associated with the refinancing of $131.0 million in FHLB fixed-term advances. As part of the Corporation’s ALM strategy, in 2004 the Corporation replaced $255.0 million of existing FHLB floating rate overnight borrowings with fixed-rate FHLB advances with maturities of one to three years.

     At December 31, 2004, the Corporation had a line of credit with Wells Fargo Bank totaling $25.0 million with $12.0 million outstanding and commercial paper outstandings of $59.7 million.

     The following is a schedule of annual maturities of other borrowings:

As of December 31, 2004

(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total

Securities sold under agreements to repurchase	$230,314	$—	$—	$—	$—	$—	$230,314
Federal funds purchased	20,000	—	—	—	—	—	20,000
FHLB borrowings	364,000	323,930	110,000	100,000	49,963	179,845	1,127,738
Other	71,684	—	—	—	—	—	71,684

Total other borrowings	$685,998	$323,930	$110,000	$100,000	$49,963	$179,845	$1,449,736

Note Fourteen - Income Tax

     Total income taxes for the years ended December 31, 2004, 2003 and 2002 were allocated as follows:

	Years ended December 31,

(Dollars in thousands)	2004	2003	2002

Net income	$22,022	$3,286	$14,947
Shareholders’ equity, for unrealized (losses)/gains on securities available for sale	(7,045)	(6,254)	6,451

Total	$14,977	$(2,968)	$21,398

     Income tax expense (benefit) attributable to income consists of:

Years ended December 31,
(Dollars in thousands)	2004	2003	2002

Current:
Federal	$15,470	$(473)	$24,621
State	2,426	94	440

Total current	$17,896	$(379)	$25,061

Deferred:
Federal	$4,193	$3,565	$(9,566)
State	(67)	100	(548)

Total deferred	$4,126	$3,665	$(10,114)

Total income taxes:
Federal	$19,663	$3,092	$15,055
State	2,359	194	(108)

Total income taxes	$22,022	$3,286	$14,947

     Income tax expense attributable to net income was $22.0 million, $3.3 million and $14.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following:

	Years ended December 31,
(Dollars in thousands)	2004		2003		2002

Computed “expected” tax expense	$22,563	35.00%	$6,101	35.00%	$19,163	35.00%
Increase (reduction) in income taxes resulting from:
Tax exempt income	(1,318)	(2.04)	(1,058)	(6.07)	(1,467)	(2.68)
Bank owned life insurance	(1,195)	(1.85)	(1,361)	(7.81)	(16)	(0.03)
State income tax, net of federal benefits	1,534	2.37	126	0.72	(71)	(0.12)
Subsidiary stock, recognition of basis difference	—	—	—	—	(3,313)	(6.05)
Change in valuation allowance	(200)	(0.31)	63	0.36	773	1.41
Other, net	638	0.99	(585)	(3.35)	(122)	(0.22)

Total	$22,022	34.16%	$3,286	18.85%	$14,947	27.31%

     The change in net deferred tax assets for the years ended December 31, 2004, 2003 and 2002 are as follows:

(Dollars in thousands)	2004	2003	2002

Deferred tax expense (benefit) (exclusive of the effects of other components below)	$4,126	$3,665	$(10,114)
Shareholders’ equity, for unrealized (losses)/gains on securities available for sale	(7,045)	(6,254)	6,451

Purchase accounting adjustment	(135)	(269)	—

Total	$(3,054)	$(2,858)	$(3,663)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below.

(Dollars in thousands)	2004	2003

Deferred tax assets:
Allowance for loan loss	$10,631	$10,177
Unrealized losses on securities available for sale	2,978	—
Deferred compensation	2,571	2,711
Market adjustment for investments	523	674
Basis difference in depreciable assets	6,076	7,737
Other	1,310	825

Total gross deferred tax assets	24,089	22,124

Less valuation allowance	636	836

Net deferred tax assets	23,453	21,288

Deferred tax liabilities:
Loan Origination Costs	(2,605)	—
Unrealized (gains) on securities available for sale	—	(4,067)
Federal Home Loan Bank of Atlanta stock	(1,053)	(1,052)
Mortgage Servicing Rights	(650)	(832)
Intangibles	(944)	(637)
Other	(623)	(176)

Total gross deferred tax liabilities	(5,875)	(6,764)

Net deferred tax assets	$17,578	$14,524

     The valuation allowance for deferred tax assets was $836,000 as of January 1, 2004 and $773,000 as of January 1, 2003. The total valuation allowance relative to capital loss carryforwards and state net operating loss carryforward decreased $200,000 during 2004 and increased $63,000 during 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     Federal tax returns for 2000 and subsequent years are subject to examination by taxing authorities. During the third quarter of 2004, the Corporation received a proposed income tax assessment from the North Carolina Department of Revenue for the 1999 and 2000 tax years. As a result of this assessment, the Corporation increased its tax reserves by $818,000 during 2004. The Corporation’s maximum exposure related to this assessment in excess of the current reserve is approximately $1.5 million, net of tax. The Corporation may also have similar exposure related to its 2001 - 2004 state tax filings. The Corporation is in the process of appealing this assessment. The Corporation believes it has substantial authority for its reporting and believes that the ultimate outcome will not result in an adverse impact to its results of operations. The Corporation will re-evaluate the adequacy of this reserve as new information or circumstances warrant.

     Retained earnings at December 31, 2004 and 2003 includes approximately $7.2 million (tax effect) representing pre-1988 tax bad debt reserve base year reserve amount for which no deferred income tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Corporation’s stock.

Note Fifteen - Employee Benefit Plans

     First Charter Retirement Savings Plan. The Corporation has a qualified Retirement Savings Plan (the “Savings Plan”) for all eligible employees of the Corporation. Pursuant to the Savings Plan, an eligible employee may elect to defer between 1 percent and 50 percent of compensation. At the discretion of the Board of Directors, the Corporation may contribute an amount necessary to match all or a portion of a participant’s elective deferrals in an amount to be determined by the Board of Directors from time to time, up to a maximum of six percent of a participant’s compensation. In addition, the Corporation may contribute an additional amount to each participant’s Savings Plan account as determined at the discretion of the Board of Directors. Participants may invest their Savings Plan account in a variety of investment options, including the Corporation’s stock. Effective March 1, 2002 the portion of the Savings Plan consisting of the Company Stock Fund (ESOP) was designated as an employee stock ownership plan under Code section 4975(e)(7) and that fund is designed to invest primarily in the Corporation’s stock. As part of the Savings Plan, the Corporation has a qualified Money Purchase Pension Plan for all eligible employees of the Corporation. Pursuant to the Money Purchase Pension Plan, the Corporation contributes annually to each participant’s Plan account an amount equal to three percent of the participant’s compensation. The Corporation’s aggregate contributions to the Savings Plan and the Money Purchase Pension Plan amounted to $2.5 million, $1.8 million and $2.5 million for 2004, 2003 and 2002, respectively.

     First Charter Option Plan Trust. Effective December 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Option Plan Trust (the “OPT Plan”). The OPT Plan is a tax-deferred capital accumulation plan. Under the OPT Plan, eligible participants may elect to defer all of their base salary and bonus and receive options on mutual fund investments. In addition, the Corporation may grant participants bonus options in lieu of cash bonuses. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. Eligible employees for the OPT Plan include executive management as well as key members of senior management. The deferred compensation obligation pursuant to this plan is equal to the Plan assets, which are held in a Rabbi Trust. Plan assets totaled $887,000 and $989,000 at December 31, 2004 and 2003, respectively, and are classified as trading assets, which is included in other assets on the consolidated balance sheet.

     First Charter Directors’ Option Deferral Plan. Effective May 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Corporation Directors’ Option Deferral Plan (the “Plan”). Under the Plan, eligible directors may elect to defer all of their director’s fees and receive option grants on mutual fund investments. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. The deferred compensation obligation pursuant to this plan is equal to the Plan assets, which are held in a Rabbi Trust. Plan assets totaled $181,000 and $148,000 at December 31, 2004 and 2003, respectively, and are classified as trading assets, which is included in other assets on the consolidated balance sheet.

Note Sixteen - Shareholders’ Equity, Stock Plans and Stock Awards

     Stock Repurchase Programs. On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of December 31, 2004, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the year ended December 31, 2004.

     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At December 31, 2004, no shares had been repurchased under this authorization.

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

     Dividend Reinvestment and Stock Purchase Plan. The Corporation maintains the Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), pursuant to which 1,000,000 shares of common stock of the Corporation have been reserved for issuance. Shareholders may elect to participate in the DRIP and have dividends on shares of common stock reinvested and may make optional cash payments of up to $3,000 per calendar quarter to be invested in common stock of the Corporation. Pursuant to the terms of the DRIP, upon reinvestment of the dividends and optional cash payments, the Corporation can either issue new shares valued at the then current market value of the common stock or the administrator of the DRIP can purchase shares of common stock in the open market. During 2004, the Corporation issued 33,958 shares and the administrator of the DRIP purchased 154,680 shares in the open market. During 2003 and 2002, the Corporation issued no shares and the administrator of the DRIP purchased 179,861 shares and 197,719 shares, respectively, in the open market.

     Restricted Stock Award Program. In April 1995, the shareholders approved the First Charter Corporation Restricted Stock Award Program (the “Restricted Stock Plan”). Awards of restricted stock may be made under the Restricted Stock Plan at the discretion of the Compensation Committee of the Board of Directors of the Corporation, which shall determine the key participants, the number of shares awarded to participants, and the vesting terms and conditions applicable to such awards. A maximum of 360,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. Compensation expense of approximately $71,000 and $50,000 was recognized during 2004 and 2003, respectively, in connection with the Restricted Stock Plan. During the third quarter of 2004, 18,547 shares were granted under the Restricted Stock Plan with vesting periods of three years. The following table presents the status of the Restricted Stock Plan as of December 31, 2004 and 2003 and changes during the years then ended:

		Weighted Average
	Shares	Grant Price

Outstanding at December 31, 2002	4,000	$15.7813

Granted	—	—
Vested	(3,000)	16.5625
Forfeited	—	—

Outstanding at December 31, 2003	1,000	$13.4375

Granted	18,547	22.3400
Vested	(1,000)	13.4375
Forfeited	—	—

Outstanding at December 31, 2004	18,547	$22.3400

     First Charter Comprehensive Stock Option Plan. Under the terms of the First Charter Corporation Comprehensive Stock Option Plan (the “Comprehensive Stock Option Plan”), stock options (which can be incentive stock options or non-qualified stock options) may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Plan generally shall be determined by the Compensation Committee of the Board of Directors of the Corporation (the “Compensation Committee”). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. Under the First Charter Comprehensive Stock Option Plan, 480,000 shares of common stock are reserved for issuance. At December 31, 2004, 109,327 shares were available for future issuance.

     First Charter Corporation Stock Option Plan for Non-Employee Directors. In April 1997, the shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally shall be determined by the Compensation Committee. The exercise price for each option granted, however, shall be the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan. As of December 31, 2004, 2,940 shares were available for future issuance.

     2000 Omnibus Stock Option and Award Plan. In June 2000, the shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (the “2000 Omnibus Plan”). Under the 2000 Omnibus Plan, 2,000,000 shares of common stock are reserved for issuance. Stock options (which can be incentive stock options or non-qualified stock options) and other stock-based awards may be periodically granted to key employees of First Charter and its Directors. The terms and vesting schedules of options granted under the 2000 Omnibus Plan shall be determined by the Compensation Committee, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. At December 31, 2004, 345,842 shares were available for future issuance.

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

     The Board of Directors of the Corporation determined that it was in the best interest of the Corporation to implement a new employee stock purchase plan that may continue beyond a two-year period, to allow more flexibility with the timing of the grant of, and the exercise periods for, options granted to employees. The 1999 ESPP, described below, allows for multiple grants of options thereunder and is designed to remain in effect as long as there are shares available for purchases under the 1999 ESPP. Pursuant to the terms of the 1999 ESPP, a maximum of 300,000 shares of the Corporation’s Common Stock may be issued to employees under the 1999 ESPP, subject to adjustment, generally to protect against dilution in the event of changes in the capitalization of the Corporation. At December 31, 2004, 110,723 shares were available for future issuance.

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

     Summary of Stock Option and Employee Stock Purchase Plan Programs. The following is a summary of activity under the Comprehensive Plan, the Director Plan, the 2000 Omnibus Plan and the 1999, 1998 and 1996 ESPPs during the periods indicated.

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		(Option)		(Option)		(Option)
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	2,495,869	$19.14	2,405,901	$19.43	2,176,607	$19.25
Granted	393,134	20.33	558,576	18.20	548,915	17.12
Exercised	(238,827)	16.51	(113,019)	11.57	(134,608)	11.73
Forfeited	(167,730)	21.57	(355,589)	22.07	(185,013)	16.05

Outstanding at December 31	2,482,446	19.41	2,495,869	19.14	2,405,901	19.43

Options exercisable at December 31	1,604,950	19.66	1,601,789	20.01	1,691,703	20.61

Weighted-average Black-Scholes fair value of options granted during the year		$4.48		$4.81		$5.38

     The weighted average remaining contractual lives of stock options were 5.6 years at December 31, 2004.

     The following table provides certain information about stock options outstanding at December 31, 2004:

	Outstanding Options			Options Exercisable
	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Outstanding	Weighted Average
Exercise Prices	at December 31	Contractual Life	Exercise Price	at December 31	Exercise Price

$0.0000 - $5.0000	12,468	1.2 years	$4.9700	12,468	$4.9700
$5.0100 - $10.0000	3,400	4.7 years	9.0400	3,400	9.0400
$10.0100 - $12.5000	19,765	4.0 years	11.5439	19,765	11.5439
$12.5000 - $15.0000	184,324	5.1 years	14.4163	179,804	14.4273
$15.0100 - $17.5000	629,507	6.6 years	16.6214	421,532	16.5029
$17.5100 - $20.0000	691,389	6.4 years	18.3579	342,772	18.2323
$20.0100 - $22.5000	314,469	9.0 years	20.8384	8,150	22.0905
$22.5100 - $25.0000	399,591	2.2 years	23.9993	399,091	24.0005
$25.0100 - $27.5000	227,533	2.6 years	25.9975	217,968	26.0013

Total	2,482,446	5.6 years	$19.4132	1,604,950	$19.6560

Note Seventeen - Commitments, Contingencies and Off-Balance Sheet Risk

     Commitments and Off-Balance Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at December 31, 2004 of standby letters of credit issued or modified during the year ended December 31, 2004 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.

     At December 31, 2004, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $370.7 million, loan commitments totaling $473.0 million and standby letters of credit in an aggregate amount of $9.1 million. Of the $370.7 million of preapproved unused lines of credit, $28.7 million were at fixed rates and $341.9 million were at floating rates. Of the $473.0 million of loan commitments, $113.9 million were at fixed rates and $359.1 million were at floating rates. Of the $9.1 million of standby letters of credit, $7.8 million expire in less than one year and $1.3 million expire in one to three years. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not limited to, accounts receivable, inventory and commercial and residential real estate.

     The Bank primarily makes commercial and installment loans to customers throughout its market area. The Corporation’s primary market area includes the state of North Carolina, and predominately centers on the Metro region of Charlotte, North Carolina. The real estate loan portfolio can be affected by the condition of the local real estate markets.

     Minimum operating lease payments due in each of the five years subsequent to December 31, 2004 are as follows: 2005, $2.0 million; 2006, $1.4 million; 2007, $1.1 million; 2008, $1.1 million; 2009, $0.9 million and subsequent years $12.5 million. Rental expense for all operating leases for the three years ended December 31, 2004, 2003 and 2002 was $2.6 million, $2.0 million and $1.7 million, respectively.

     Average daily Federal Reserve balance requirements for the year ended December 31, 2004 amounted to $32.1 million.

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

     See Note Fourteen for tax contingency information.

Note Eighteen - Related Party Transactions

     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

     During 2001, the Corporation implemented an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact received a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty four-month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and Mr. Godbold received commissions from Impact based on fees earned by Impact. Management believes that the transaction was at arms-length. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved and ratified the transaction. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. This arrangement terminated on March 31, 2004. For the three months ended March 31, 2004, the Corporation received revenues of approximately $1.1 million, which resulted in fees of $164,000 to Impact and resulted in Impact paying commissions to GFA (and Mr. Godbold) of $115,000. For the years ended December 31, 2003 and December 31, 2002, the Corporation received revenues of approximately $7.4 million and $4.9 million, respectively, which resulted in fees of $1.1 million and $627,000, respectively, to Impact and resulted in Impact paying commissions to GFA (and Mr. Godbold) of $759,000 and $439,000, respectively.

     During the third quarter of 2004, the Corporation entered into a three-year contract pertaining to a software licensing agreement and regulatory compliance guarantee with Impact. The aggregate cost for the three-year period is $76,000. Mr. Godbold has a 50 percent financial interest in this transaction. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved the transaction.

     See Note Nine for related party loans information.

Note Nineteen - Fair Value of Financial Instruments

     Fair value estimates of financial instruments are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Where information regarding the fair value of a financial instrument is available, those values are used, as is the case with investment securities. In this case, an open market exists in which this financial instrument is actively traded.

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

     The Corporation’s fair value methods and assumptions are as follows:

Cash and due from banks, federal funds sold, interest-bearing bank deposits - the carrying value is a reasonable estimate of fair value due to the short-term nature of these financial instruments.

Securities-available-for-sale - the fair value is determined by a third party. The valuation is determined as of a date in close proximity to the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

Derivatives - the fair value of the interest rate swaps is determined by a third party using a discounted cash flow model and a volatility index.

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

     Based on the limitations, methods, and assumptions noted above, the following table presents the carrying amounts and fair values of the Corporation’s financial instruments at December 31, 2004 and 2003:

	December 31,
	2004		2003
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$90,238	$90,238	$88,564	$88,564
Federal funds sold	1,589	1,589	1,311	1,311
Interest bearing bank deposits	6,184	6,184	23,631	23,631
Securities available for sale	1,652,732	1,652,732	1,601,900	1,601,900
Loans held for sale	5,326	5,326	5,137	5,147
Loans, net of allowance for loan losses	2,412,529	2,522,645	2,227,030	2,243,991
Financial liabilities:
Deposits	2,609,846	2,558,570	2,427,897	2,428,913
Other borrowings	1,449,736	1,470,822	1,432,200	1,449,092
Derivative instruments	4,247	4,247	—	—

Note Twenty - Regulatory Matters

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of December 31, 2004, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

     The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At December 31, 2004, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks. In the judgment of management, there have been no events or conditions since December 31, 2004 that would change the “well capitalized” status of the Corporation or the Bank.

     The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well Capitalized
			For Capital		Under Current Prompt
			Adequacy Purposes		Corrective Action Provisions
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$324,814	10.99%	$236,421	8.00%	None	None
First Charter Bank	314,491	10.70	235,183	8.00	$293,978	10.00%

Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$297,906	10.08%	$118,211	4.00%	None	None
First Charter Bank	287,619	9.78	117,591	4.00	$176,387	6.00%

Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$297,906	6.76%	$176,194	4.00%	None	None
First Charter Bank	287,619	6.46	178,106	4.00	$222,633	5.00%

At December 31, 2003:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$298,709	10.97%	$217,905	8.00%	None	None
First Charter Bank	291,903	10.79	216,521	8.00	$270,652	10.00%

Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$272,417	10.00%	$108,953	4.00%	None	None
First Charter Bank	266,296	9.84	108,261	4.00	$162,391	6.00%

Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$272,417	6.53%	$166,844	4.00%	None	None
First Charter Bank	266,296	6.44	165,327	4.00	$206,659	5.00%

     The primary source of funds available to the Parent Company is payment of dividends from the Bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 2004, $21.0 million of the net assets of the Bank were available for payment as dividends without prior regulatory approval. Subsidiary net assets of $292.3 million were restricted as to payments to the Parent Company at December 31, 2004.

     During the third quarter of 2003, the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) and the Office of the North Carolina Commissioner of Banks (the “Banking Commissioner”), the Bank’s primary federal and state regulatory agencies. The Written Agreement required the Bank to take appropriate actions to improve its programs and procedures for complying with the Currency and Foreign Transactions Reporting Act and the anti-money laundering provisions of Regulation H of the Board of Governors of the Federal Reserve System. The Bank subsequently took substantial actions, and adopted and implemented a number of policies and procedures, to address the concerns of the regulatory agencies. As a result of these actions, the Federal Reserve Bank, in concurrence with the Banking Commissioner, terminated the Written Agreement effective July 2, 2004.

Note Twenty-One - First Charter Corporation (Parent Company)

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

     The Parent Company’s condensed balance sheet data as of December 31, 2004 and 2003 and related condensed statements of income and cash flow data for each of the years in the three-year period ended December 31, 2004 are as follows:

(Dollars in thousands)	2004	2003

Balance sheet data:
Cash	$65,828	$38,656
Securities available for sale	1,048	3,831
Investment in subsidiaries	313,347	301,874
Receivable from subsidiaries	6,000	5,500
Other assets	5,480	4,819

Total assets	$391,703	$354,680

Accrued liabilities	$5,332	$5,165
Borrowed funds	71,684	50,076
Shareholders’ equity	314,687	299,439

Total liabilities and shareholders’ equity	$391,703	$354,680

(Dollars in thousands)	2004	2003	2002

Income statement data:
Dividends from subsidiaries	$21,290	$28,484	$33,083
Interest income	50	72	172
Noninterest income	1,257	37	(3,914)

Total income	22,597	28,593	29,341

Interest expense	782	597	684
Noninterest expense	203	67	86

Total expense	985	664	770

Income before income tax and equity in undistributed
net income of subsidiaries	21,612	27,929	28,571
Income tax expense (benefit)	110	(105)	(1,232)

Income before equity in undistributed
net income of subsidiaries	21,502	28,034	29,803
Equity in undistributed (excess of dividends over)
net income of subsidiaries	20,940	(13,888)	10,000

Net income	$42,442	$14,146	$39,803

(Dollars in thousands)	2004	2003	2002

Cash flow statement data:
Cash flows from operating activities:
Net income	$42,442	$14,146	$39,803
Net gain on securities available for sale	(1,362)	(226)	(1,806)
Increase (decrease) in accrued liabilities	167	(185)	(222)
(Increase) decrease in other assets	(97)	469	4,980
(Increase) decrease in receivable from subsidiaries	(500)	1,500	1,000
(Equity in undistributed) excess of dividends paid over net income of subsidiaries	(20,440)	12,388	(11,000)

Net cash provided by operating activities	20,210	28,092	32,755

Cash flows from investing activities:
Purchase of securities available for sale	(46)	—	(6)
Proceeds from sale of securities available for sale	2,746	577	5,954
Proceeds from sale of property	—	—	95
Other investing activities	—	(9)	—

Net cash provided by investing activities	2,700	568	6,043

Cash flows from financing activities:
Purchase and retirement of common stock	—	(10,623)	(13,894)
Proceeds from issuance of common stock	5,019	1,700	1,596
Net increase in other borrowings	21,608	16,711	1,505
Dividends paid	(22,365)	(22,038)	(22,237)

Net cash provided by (used in) financing activities	4,262	(14,250)	(33,030)

Net increase in cash	27,172	14,410	5,768
Cash at beginning of year	38,656	24,246	18,478

Cash at end of year	$65,828	$38,656	$24,246

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

     Management’s Annual Report on Internal Control Over Financial Reporting

     The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d-15(f) promulgated under the Exchange Act). Under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, the Registrant’s Management conducted an assessment of the effectiveness of its internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Registrant’s management concluded that its internal control over financial reporting was effective as of December 31, 2004.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As stated in its report, KPMG LLP, the Registrant’s independent registered public accounting firm, has issued an attestation report on the assessment performed by the Registrant’s management with respect to the Registrant’s internal control over financial reporting, which begins on page 49 of this report and is incorporated herein by reference.

Change in Internal Control Over Financial Reporting

     During the Registrant’s fourth fiscal quarter, there has been no change in the Corporation’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the captions “Election of

Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, and is incorporated herein by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof. The information called for by Item 10 with respect to the identification of the members of the Registrant’s Audit Committee, the presence of an audit committee financial expert and the Registrant’s Code of Business Conduct and Ethics is set forth in the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the captions “Committees of the Board of Directors” and “Corporate Governance Matters,” and is incorporated herein by reference.

Item 11. Executive Compensation

     The information called for by Item 11 is set forth in the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the captions “Election of Directors”, “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Report of the Compensation Committee on Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information called for by Item 12 is set forth in the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the captions “Approval of Amendment to First Charter Corporation 2000 Omnibus Stock Option and Award Plan” and “Ownership of Common Stock,” respectively, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by Item 13 is set forth in the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information called for by Item 14 is set forth in the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the caption “Ratification of Independent Certified Public Accountants, “ and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

     None

     (3) Exhibits.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).

3.2	Amended and Restated By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).

*10.1	Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

10.2	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60641, dated August 8, 1998.

*10.3	Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15829.)

*10.4	Amended and Restated Employment Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.5	Amended and Restated Employment Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.6	Amended and Restated Employment Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.7	Amended and Restated Supplemental Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.8	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.9	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.10	Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr. incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

*10.11	Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60949, dated July 10, 1995.

*10.12	The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-54019, dated May 29, 1998.

*10.13	The First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54021, dated May 29, 1998.

*10.14	The Stock Option Plan for Non-employee Directors, incorporated herein by reference to Exhibit 24.2 of the Registrant’s Registration Statement No. 333-54023, dated May 29, 1998.

*10.15	The Home Federal Savings and Loan Employee Stock Ownership Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71495, dated January 29, 1999.

*10.16	The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71497, dated February 1, 1999.

10.17	Agreement and Plan of Merger by and between the Registrant and Carolina First Bancshares, Inc. dated as of November 7, 1999, incorporated herein by reference to Appendix A of the Registrant’s Registration Statement No. 333-95003 filed January 20, 1999.

*10.18	Amended and Restated Employment Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.19	The First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.20	The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.21	The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.22	The Carolina First BancShares, Inc. Amended 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.23	The Carolina First BancShares, Inc. 1999 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.24	Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.25	Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.26	Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III dated June 29, 2000, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.27	Carolina First BancShares, Inc. Amended and Restated Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.28	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001(Commission File No. 0-15829).

*10.29	First Charter Corporation Directors’ Option Deferral Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.30	Supplemental Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

10.31	Stockholder Protection Rights Agreement dated July 19, 2000 incorporated herein by reference to the Corporation’s Current Report on Form 8-K dated July 21, 2000.

*10.32	Form of Award Agreement for Incentive Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.33	Form of Award Agreement for Nonqualified Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan.

*10.34	Form of First Charter Corporation Incentive Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan.

*10.35	Form of First Charter Corporation Nonqualified Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan.

*10.36	Form of First Charter Corporation Restricted Stock Award Agreement.

11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan

(THIS PAGE INTENTIONALLY LEFT BLANK)

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

By:	/s/ Lawrence M. Kimbrough
Lawrence M. Kimbrough, President and
Chief Executive Officer

Date: March 11, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lawrence M. Kimbrough (Lawrence M. Kimbrough)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005

/s/ James E. Burt, III (James E. Burt, III)	Chairman of the Board and Director	March 11, 2005

/s/ Michael R. Coltrane (Michael R. Coltrane)	Vice Chairman of the Board and Director	March 11, 2005

/s/ Robert O. Bratton (Robert O. Bratton)	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 11, 2005

/s/ Harold D. Alexander	Director	March 11, 2005
(Harold D. Alexander)

/s/ William R. Black (William R. Black)	Director	March 11, 2005

/s/ Jerry A. Felts (Jerry A. Felts)	Director	March 11, 2005

/s/ John J. Godbold, Jr. (John J. Godbold, Jr.)	Director	March 11, 2005

/s/ H. Clark Goodwin (H. Clark Goodwin)	Director	March 11, 2005

/s/ Charles A. James (Charles A. James)	Director	March 11, 2005

Signature	Title	Date
/s/ Walter H. Jones, Jr. (Walter H. Jones, Jr.)	Director	March 11, 2005

/s/ Samuel C. King, Jr. (Samuel C. King, Jr.)	Director	March 11, 2005

/s/ Jerry E. McGee (Jerry E. McGee)	Director	March 11, 2005

/s/ Ellen L. Messinger (Ellen L. Messinger)	Director	March 11, 2005

/s/ Hugh H. Morrison (Hugh H. Morrison)	Director	March 11, 2005

/s/ Thomas R. Revels (Thomas R. Revels)	Director	March 11, 2005

/s/ L. D. Warlick, Jr. (L. D. Warlick, Jr.)	Director	March 11, 2005

/s/ William W. Waters (William W. Waters)	Director	March 11, 2005

(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).

3.2	Amended and Restated By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).

*10.1	Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

10.2	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60641, dated August 8, 1998.

*10.3	Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15829.)

*10.4	Amended and Restated Employment Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.5	Amended and Restated Employment Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.6	Amended and Restated Employment Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.7	Amended and Restated Supplemental Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.8	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.9	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.10	Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr. incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

*10.11	Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60949, dated July 10, 1995.

*10.12	The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-54019, dated May 29, 1998.

*10.13	The First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54021, dated May 29, 1998.

*10.14	The Stock Option Plan for Non-employee Directors, incorporated herein by reference to Exhibit 24.2 of the Registrant’s Registration Statement No. 333-54023, dated May 29, 1998.

*10.15	The Home Federal Savings and Loan Employee Stock Ownership Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71495, dated January 29, 1999.

*10.16	The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71497, dated February 1, 1999.

10.17	Agreement and Plan of Merger by and between the Registrant and Carolina First Bancshares, Inc. dated as of November 7, 1999, incorporated herein by reference to Appendix A of the Registrant’s Registration Statement No. 333-95003 filed January 20, 1999.

*10.18	Amended and Restated Employment Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.19	The First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.20	The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.21	The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.22	The Carolina First BancShares, Inc. Amended 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.23	The Carolina First BancShares, Inc. 1999 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.24	Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.25	Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.26	Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III dated June 29, 2000, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.27	Carolina First BancShares, Inc. Amended and Restated Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.28	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001(Commission File No. 0-15829).

*10.29	First Charter Corporation Directors’ Option Deferral Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.30	Supplemental Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

10.31	Stockholder Protection Rights Agreement dated July 19, 2000 incorporated herein by reference to the Corporation’s Current Report on Form 8-K dated July 21, 2000.

*10.32	Form of Award Agreement for Incentive Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan.

(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.33	Form of Award Agreement for Nonqualified Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan.

*10.34	Form of First Charter Corporation Incentive Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan.

*10.35	Form of First Charter Corporation Nonqualified Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan.

*10.36	Form of First Charter Corporation Restricted Stock Award Agreement.

11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan