Form 10-Q
period 2005-03-31
FIRST CHARTER CORP /NC/
filed 2005-05-09
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

     As of May 6, 2005 the Registrant had outstanding 30,386,262 shares of Common Stock, no par value.

First Charter Corporation

Form 10-Q for the Quarterly Period Ended March 31, 2005

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

First Charter Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2005	2004
(Dollars in thousands, except share data)	(Unaudited)

Assets:
Cash and due from banks	$110,745	$90,238
Federal funds sold	1,951	1,589
Interest bearing bank deposits	5,507	6,184

Cash and cash equivalents	118,203	98,011

Securities available for sale (cost of $1,466,459 and $1,660,703; carrying amount of pledged collateral $998,742 and $1,140,234)	1,440,494	1,652,732
Loans held for sale	6,006	5,326

Loans	2,704,422	2,439,692
Less: Unearned income	(232)	(291)
Allowance for loan losses	(27,483)	(26,872)

Loans, net	2,676,707	2,412,529

Premises and equipment, net	98,616	97,565
Goodwill and other intangible assets	21,473	21,594
Other assets	151,554	143,848

Total assets	$4,513,053	$4,431,605

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$402,986	$377,793
Interest bearing	2,299,722	2,232,053

Total deposits	2,702,708	2,609,846

Short-term borrowings	803,124	685,998
Long-term borrowings	648,632	763,738
Other liabilities	46,335	57,336

Total liabilities	4,200,799	4,116,918

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 30,275,766 and 30,054,256 shares	125,309	121,464
Common stock held in Rabbi Trust for deferred compensation	(834)	(808)
Deferred compensation payable in common stock	834	808
Retained earnings	202,657	198,085
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale, net	(15,712)	(4,862)

Total shareholders’ equity	312,254	314,687

Total liabilities and shareholders’ equity	$4,513,053	$4,431,605

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	For the Three
	Months Ended March 31
(Dollars in thousands, except share and per share data)	2005	2004

Interest income:
Loans	$36,446	$29,193
Federal funds sold	9	3
Interest bearing bank deposits	43	44
Securities	14,784	15,990

Total interest income	51,282	45,230

Interest expense:
Deposits	10,514	8,125
Federal funds purchased and securities sold under agreements to repurchase	1,327	583
Federal Home Loan Bank and other borrowings	8,867	6,149

Total interest expense	20,708	14,857

Net interest income	30,574	30,373
Provision for loan losses	1,900	3,000

Net interest income after provision for loan losses	28,674	27,373

Noninterest income:
Service charges on deposit accounts	6,236	5,605
Financial management income	1,580	1,502
(Loss) gain on sale of securities	(49)	326
Loss from equity method investments	(58)	(224)
Mortgage services income	394	428
Brokerage services income	802	970
Insurance services income	3,512	3,031
Bank owned life insurance	827	850
Gain on sale of properties	529	777
Other	2,041	1,400

Total noninterest income	15,814	14,665

Noninterest expense:
Salaries and employee benefits	15,569	15,023
Occupancy and equipment	4,381	4,237
Data processing	1,321	862
Marketing	1,080	1,118
Postage and supplies	1,208	1,271
Professional services	1,913	2,712
Telephone	528	494
Amortization of intangibles	131	118
Other	2,738	2,473

Total noninterest expense	28,869	28,308

Income before income taxes	15,619	13,730
Income tax expense	5,310	4,490

Net income	$10,309	$9,240

Net income per share:
Basic	$0.34	$0.31
Diluted	$0.34	$0.31
Weighted average shares:
Basic	30,234,683	29,738,553
Diluted	30,630,601	30,029,056

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
	Common Stock		Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2003	29,720,163	$115,270	$(636)	$636	$178,008	$6,161	$299,439
Comprehensive income:
Net income	—	—	—	—	9,240	—	9,240
Unrealized gain on securities available for sale, net	—	—	—	—	—	5,098	5,098

Total comprehensive income							14,338
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(70)	—	—	—	(70)
Deferred compensation payable in common stock	—	—	—	70	—	—	70
Cash dividends	—	—	—	—	(5,501)	—	(5,501)
Stock options exercised	28,017	461	—	—	—	—	461

Balance, March 31, 2004	29,748,180	$115,731	$(706)	$706	$181,747	$11,259	$308,737

Balance, December 31, 2004	30,054,256	$121,464	$(808)	$808	$198,085	$(4,862)	$314,687
Comprehensive loss:
Net income	—	—	—	—	10,309	—	10,309
Unrealized loss on securities available for sale, net	—	—	—	—	—	(10,850)	(10,850)

Total comprehensive loss							(541)
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(26)	—	—	—	(26)
Deferred compensation payable in common stock	—	—	—	26	—	—	26
Cash dividends	—	—	—	—	(5,737)	—	(5,737)
Stock options exercised and Dividend Reinvestment Plan stock issued	215,010	3,692	—	—	—	—	3,692
Restricted stock issued	6,500	153	—	—	—	—	153

Balance, March 31, 2005	30,275,766	$125,309	$(834)	$834	$202,657	$(15,712)	$312,254

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31
(Dollars in thousands)	2005	2004

Cash flows from operating activities:
Net income	$10,309	$9,240
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,900	3,000
Depreciation	2,352	2,250
Amortization of intangibles	131	118
Premium amortization and discount accretion, net	591	929
Net loss (gain) on securities available for sale transactions	49	(326)
Net loss (gain) on sale of foreclosed assets	123	(45)
Write-downs on foreclosed assets	117	106
Net (gain) loss on sale of equipment	(21)	1
Loss from equity method investments	58	224
Net gain on sale property	(529)	(777)
Origination of mortgage loans held for sale	(27,666)	(18,903)
Proceeds from sale of mortgage loans held for sale	26,987	6,071
Increase in cash surrender value of bank owned life insurance	(827)	(850)
Decrease (increase) in other assets	4,682	(2,793)
(Decrease) increase in other liabilities	(11,002)	7,151

Net cash provided by operating activities	7,254	5,396

Cash flows from investing activities:
Proceeds from sales of securities available for sale	157,897	20,348
Proceeds from maturities of securities available for sale	42,935	115,449
Purchase of securities available for sale	(7,228)	(149,173)
Net increase in loans	(270,565)	(36,703)
Proceeds from sale of loans	—	5,828
Proceeds from sales of other real estate	443	1,245
Net purchases of premises and equipment	(3,382)	(860)

Net cash used in investing activities	(79,900)	(43,866)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	6,521	75,934
Net increase in certificates of deposit	86,342	3,610
Net increase (decrease) in securities sold under repurchase agreements and other borrowings	2,020	(54,826)
Proceeds from issuance of common stock	3,692	461
Dividends paid	(5,737)	(5,501)

Net cash provided by financing activities	92,838	19,678

Net increase (decrease) in cash and cash equivalents	20,192	(18,792)
Cash and cash equivalents at beginning of period	98,011	113,506

Cash and cash equivalents at end of period	$118,203	$94,714

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,113	$15,836
Cash paid for income taxes	10,104	207
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate	4,487	776
Unrealized (loss) gain on securities available for sale (net of tax effect of ($7,144) and $3,196, respectively)	(10,850)	5,098
Allowance related to loans sold	—	549

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited) For the Three Months Ended March 31, 2005 and 2004

     First Charter Corporation (the “Corporation”) is a regional financial services company with assets of approximately $4.51 billion and is the holding company for First Charter Bank (“First Charter” or “the Bank”). The Bank is a full-service bank and trust company with 53 financial centers, seven insurance offices and 101 ATMs located in 18 counties throughout the piedmont and western half of North Carolina. The Bank also operates mortgage origination offices in Raleigh, NC and Reston, VA. The Bank provides businesses and individuals with a broad range of financial services, including banking, financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.

Note One — Accounting Policies

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. In consolidation, all intercompany accounts and transactions have been eliminated.

     The information contained in the consolidated financial statements, excluding information as of the fiscal year ended December 31, 2004, is unaudited. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

     Accounting policies followed by the Corporation are presented on pages 56 to 65 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. These policies have not materially changed from that disclosure.

Recently Adopted Accounting Pronouncements

     In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-03 (“SOP 03-03”), which addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-03 includes loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-03 does not apply to loans originated by the entity. SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation adopted SOP 03-03 effective January 2005 with no material effect on its consolidated financial statements.

     In October 2004, Congress enacted the American Jobs Creation Act of 2004 (the “2004 Act”). Under this legislation, non-qualified deferred compensation plans are subject to new rules governing to the income tax treatment of contributions and distributions related to these plans. The 2004 Act could provide less favorable overall income tax treatment for mutual fund option investments beginning in 2005. As a result, participants in the First Charter Option Plan Trust and the First Charter Corporation Directors’ Option Deferral Plan may direct the administrative committee to invest their 2005 deferrals directly into mutual funds while the Corporation reviews further guidance from the Internal Revenue Service with respect to the mutual fund option investments. The Corporation does not anticipate any material effects on its consolidated financial statements from the 2004 Act.

Note Two — Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the three months ended March 31, 2005 and 2004, respectively. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented.

     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months
	Ended March 31
	2005	2004

Basic weighted average number of common shares outstanding	30,234,683	29,738,553
Dilutive effect arising from potential common stock issuances	395,918	290,503

Diluted weighted average number of common shares outstanding	30,630,601	30,029,056

     The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share. These amounts were 992 thousand shares for the three months ended March 31, 2005 and 845 thousand shares for the comparable 2004 period.

     Dividends declared by the Corporation were $0.19 per share for the three months ended March 31, 2005 and $0.185 per share for the comparable 2004 period.

Note Three — Business Segment Information

     The Corporation has only one reportable segment, the Bank, the Corporation’s primary banking subsidiary. The Bank provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Other Operating Segments include brokerage, insurance, mortgage, leasing and investments, and financial management, which provide comprehensive financial planning and investments. The results of operations of the Bank constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation. Included in Other are revenue, expenses and assets of the parent company, which include cash, equity investments and investments in venture capital limited partnerships, and eliminating intercompany transactions.

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

     Information regarding the reportable segment’s separate results of operations and segment assets is illustrated in the following tables:

March 31, 2005
		Other Operating
(Dollars in thousands)	The Bank	Segments	Other	Totals

Total interest income	$50,857	$408	$17	$51,282
Total interest expense	20,466	—	242	20,708

Net interest income	30,391	408	(225)	30,574
Provision for loan losses	1,900	—	—	1,900
Total noninterest income	9,540	6,291	(17)	15,814
Total noninterest expense	22,809	6,010	50	28,869

Net income (loss) before income taxes	15,222	689	(292)	15,619
Income taxes expense (benefit)	5,176	233	(99)	5,310

Net income (loss)	$10,046	$456	$(193)	$10,309

Total loans held for sale and loans, net	$2,673,932	$8,781	$—	$2,682,713
Total assets	4,412,238	83,333	17,482	4,513,053

March 31, 2004
		Other Operating
(Dollars in thousands)	The Bank	Segments	Other	Totals

Total interest income	$45,190	$19	$21	$45,230
Total interest expense	14,659	6	192	14,857

Net interest income	30,531	13	(171)	30,373
Provision for loan losses	3,000	—	—	3,000
Total noninterest income	8,552	6,016	97	14,665
Total noninterest expense	22,690	5,572	46	28,308

Net income (loss) before income taxes	13,393	457	(120)	13,730
Income taxes expense (benefit)	4,379	150	(39)	4,490

Net income (loss)	$9,014	$307	$(81)	$9,240

Total loans held for sale and loans, net	$2,253,074	$19,025	$—	$2,272,099
Total assets	4,177,763	46,323	23,775	4,247,861

Note Four — Goodwill and Other Intangible Assets

     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of March 31, 2005 and December 31, 2004:

	March 31,		December 31,
	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements	$1,037	$956	$1,037	$949
Customer lists	2,270	655	2,270	545
Mortgage servicing rights	7,557	6,075	7,557	5,910
Branch acquisitions	1,111	1,111	1,111	1,111
Other intangibles (1)	306	85	306	72

Total	$12,281	$8,882	$12,281	$8,587

Unamortized intangible assets:
Goodwill (2)	$19,556	$—	$19,547	$—

(1)	Other intangibles include trade name and proprietary software.

(2)	Goodwill of $6,671 is recorded in the Other Operating Segments and $12,885 is recorded in FCB as described in Note Two

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $131 thousand and $118 thousand for the three months ended March 31, 2005 and 2004, respectively.

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

Note Five — Comprehensive Income

     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

     The Corporation’s total comprehensive income for the three months ended March 31, 2005 was a loss of $0.5 million compared to total comprehensive income for the three months ended March 31, 2004 of $14.3 million. Information concerning the Corporation’s other comprehensive income for three months ended March 31, 2005 and 2004 is as follows:

	For the Three Months Ended March 31,
	2005			2004
(Dollars in thousands)	Pre-Tax Amount	Tax Effect	After Tax Amount	Pre-Tax Amount	Tax Effect	After Tax Amount

Comprehensive income:
Net income	$15,619	$5,310	$10,309	$13,730	$4,490	$9,240

Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during period	(18,043)	(7,163)	(10,880)	8,620	3,323	5,297
Less: Reclassification for realized (losses) gains	(49)	(19)	(30)	326	127	199

Unrealized (losses) gains, net of reclassification	$(17,994)	$(7,144)	$(10,850)	$8,294	$3,196	$5,098

Total comprehensive (loss) income	$(2,375)	$(1,834)	$(541)	$22,024	$7,686	$14,338

Note Six — Securities-Available-for-Sale

     Securities-available-for-sale at March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$29,781	$143	$449	$29,475
US government agency obligations	637,135	252	13,967	623,420
Mortgage-backed securities	621,786	661	14,267	608,180
State, county, and municipal obligations	113,369	1,855	277	114,947
Equity securities	64,388	84	—	64,472

Total	$1,466,459	$2,995	$28,960	$1,440,494

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$54,755	$331	$712	$54,374
US government agency obligations	697,083	908	6,021	691,970
Mortgage-backed securities	731,389	3,349	8,357	726,381
State, county, and municipal obligations	112,935	2,568	123	115,380
Equity securities	64,541	86	—	64,627

Total	$1,660,703	$7,242	$15,213	$1,652,732

     Securities with an aggregate carrying value of $998.7 million at March 31, 2005 were pledged to secure public deposits, securities sold under agreements to repurchase and Federal Home Loan Bank FHLB borrowings.

     Gross gains and losses recognized on the sale of securities are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2005	2004

Gross gains	$1,196	$686
Gross losses	(1,245)	(360)

Net (losses) gains	$(49)	$326

     At March 31, 2005 and December 31, 2004, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $59.1 million and $59.3 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are redeemable at par value from the FHLB. In addition, the Bank owned Federal Reserve Bank stock with a cost basis (par value) of $4.1 million at both March 31, 2005 and December 31, 2004, which is included in equity securities.

     At March 31, 2005, mortgage-backed securities of $577.3 million were considered temporarily impaired. Mortgage-backed securities are investment grade securities backed by a pool of mortgages or trust deeds. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. Because some mortgage pools will pay off faster than others, mortgaged-backed securities are typically issued as a series of several different bonds, each having a different maturity date. U.S. government agency obligations of $597.1 million were considered temporarily impaired at March 31, 2005. U.S. government agency obligations are interest-bearing debt securities of U.S.

government agencies (i.e. FNMA and FHLMC). U.S. government obligations of $14.5 million were considered temporarily impaired at March 31, 2005. These obligations are securities issued by the U.S. Treasury. State, county and municipal obligations of $15.3 million were considered temporarily impaired at March 31, 2005. These obligations are debt instruments that are obligations of a state, county or municipality.

     The unrealized losses shown in the following table resulted primarily from an increase in short-term and intermediate rates.

As of March 31, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

US government obligations	$4,823	$(118)	$9,688	$(331)	$14,511	$(449)
US government agency obligations	408,675	(7,554)	188,470	(6,413)	597,145	(13,967)
Mortgage-backed securities	244,101	(3,946)	333,231	(10,321)	577,332	(14,267)
State, county and muncipal obligations	8,111	(47)	7,149	(230)	15,260	(277)

Total temporarily impaired securities	$665,710	$(11,665)	$538,538	$(17,295)	$1,204,248	$(28,960)

     Investments that are in a gross unrealized loss position include three U.S. government obligations, forty-seven U.S. agency securities, forty-five mortgage-backed securities and thirteen municipal obligations. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer. In addition, investments that have been in an unrealized loss position for longer than one year have an external credit rating of AA1 or higher. At March 31, 2005, the Corporation has the ability to hold these investments to maturity.

Note Seven — Derivatives

     The Corporation accounts for interest rate swaps as a hedge of the fair value of designated liabilities. For both the three months ended March 31, 2005 and 2004, the Corporation recognized a net loss of $1 thousand for the ineffective portion of the interest rate swaps. At March 31, 2005, the derivative hedging instruments were recorded at fair value in other assets. These instruments had gross unrealized gains of $0.9 million and gross unrealized losses of $10.2 million at March 31, 2005.

     Information concerning the Corporation’s derivative instruments for the three months ended March 31, 2005 is as follows:

March 31, 2005
		Average	Average	Average
	Notional	Receive	Pay	Remaining	Fair Value
(Dollars in thousands)	Amount	Rate	Rate	Maturity in Years	Gains	Losses	Ineffectiveness

Fair Value Hedges:
Interest rate swaps	$222,000	5.16%	4.39%	5.00	$908	$(10,249)	$(1)

     According to the provisions of SFAS No. 133, the “short cut“ method assumes that the change in the fair value of the derivative hedging instrument and the hedged debt obligation is one hundred percent correlated, which results in no ineffectiveness and no income statement effect. Of the $222.0 million aggregate notional amount of interest rate swap agreements entered into during 2004, three out of seven agreements totaling $90.0 million qualify for the “short cut” method; therefore, there was no impact on earnings during the three months ended March 31, 2005 from those interest rate swap agreements.

Note Eight — Loans and Allowance for Loan Losses

     The Corporation’s primary market area includes North Carolina, and predominately centers around the Metro region of Charlotte, North Carolina. At March 31, 2005, the majority of the total loan portfolio was to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.

     Loans at March 31, 2005 and December 31, 2004 were:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$774,088	28.6%	$776,474	31.8%
Commercial non real estate	210,990	7.8	212,031	8.7
Construction	347,877	12.9	332,264	13.6
Mortgage	582,893	21.5	347,606	14.2
Consumer	310,690	11.5	304,151	12.5
Home equity	477,884	17.7	467,166	19.2

Total loans	$2,704,422	100.0%	$2,439,692	100.0%

     Loans held for sale consist primarily of 15- and 30-year mortgages which the Corporation intends to securitize or sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or market. Loans held for sale were $6.0 million and $5.3 million at March 31, 2005 and December 31, 2004, respectively. No valuation allowance to reduce these loans to lower of cost or market was required at March 31, 2005 or December 31, 2004.

     The following is a summary of the changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004

Balance, beginning of period	$26,872	$25,607

Provision for loan losses	1,900	3,000
Allowance related to loans sold	—	(549)

Charge-offs	(1,918)	(2,582)
Recoveries	629	260

Net charge-offs	(1,289)	(2,322)

Balance, March 31	$27,483	$25,736

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest at the dates indicated.

	March 31	December 31
(Dollars in thousands)	2005	2004

Nonaccrual loans	$9,282	$13,970
Other real estate owned	7,648	3,844

Total nonperforming assets	16,930	17,814

Loans 90 days or more past due and still accruing	—	—

Total nonperforming assets and loans 90 days or more past due and still accruing	$16,930	$17,814

     The recorded investment in individually impaired loans was $4.0 million (all of which were on nonaccrual status) and $7.7 million (all of which were on nonaccrual status) at March 31, 2005 and December 31, 2004, respectively. The related allowance for loan losses on these loans was $1.3 million and $2.1 million at March 31, 2005 and December 31, 2004, respectively. The average recorded investment in individually impaired loans for the three months ended March 31, 2005 and 2004 was $5.5 million and $5.0 million, respectively.

Note Nine — Stock-Based Compensation

     The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table present’s the Corporation’s net income and earnings per share as reported, and proforma net income and proforma earnings per share assuming compensation cost for the Corporation’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted, pursuant to the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2005	2004

Net income, as reported	$10,309	$9,240
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(595)	(483)

Pro forma net income	$9,714	$8,757

Earnings per share:
Basic-as reported	$0.34	$0.31

Basic-pro forma	$0.32	$0.29

Diluted-as reported	$0.34	$0.31

Diluted-pro forma	$0.32	$0.29

Note Ten — Commitments, Contingencies and Off-Balance Sheet Risk

     Commitments and Off-Balance Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at March 31, 2005 of standby letters of credit issued or modified during the three months ended March 31, 2005 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.

     At March 31, 2005, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $386.9 million, loan commitments totaling $495.0 million and standby letters of credit in an aggregate amount of $9.3 million. Of the $386.9 million of preapproved unused lines of credit, $28.0 million were at fixed rates and $358.9 million were at floating rates. Of the $495.0 million of loan commitments, $121.0 million were at fixed rates and $374.0 million were at floating rates. Of the $9.3 million of standby letters of credit, $9.1 million expire in less than one year and $0.2 million expire in one to three years. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not limited to, accounts receivable, inventory and commercial and residential real estate.

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

     During the third quarter of 2004, the Corporation received a proposed income tax assessment from the North Carolina Department of Revenue for the 1999 and 2000 tax years. As a result of this assessment, the Corporation increased its tax reserves by $818 thousand during 2004. The Corporation’s maximum exposure related to this assessment in excess of the current reserve is approximately $1.5 million, net of tax. The Corporation may also have similar exposure related to its 2001 — 2004 state tax filings. The Corporation is in the process of appealing this assessment. The Corporation believes it has substantial authority for its reporting and believes that the ultimate outcome will not result in an adverse impact to its results of operations. The Corporation will re-evaluate the adequacy of this reserve as new information or circumstances warrant.

Note Eleven — Related Party Transactions

     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.

     During 2001, the Corporation implemented an automatic overdraft product, which allows customers the ability to overdraw their account and have their transactions honored for a fee. During the fourth quarter of 2001, the Corporation engaged Impact Financial Services (“Impact”) to provide this product. Impact received a fee from the Corporation equal to 15 percent of the incremental income from this new product for a twenty four-month period commencing the fourth full month after the Corporation began to offer the product. John Godbold, a director of the Corporation, is the president and owner of Godbold Financial Associates, Inc. (“GFA”), which acts as an independent sales representative for Impact for Maryland, North Carolina, South Carolina and Virginia, and as such GFA and Mr. Godbold received commissions from Impact based on fees earned by Impact. Management believes that the transaction was at arms-length. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved and ratified the transaction. As described above, no fees were required to be paid to Impact until the fourth full month following introduction of the new product, therefore, no fees were payable to Impact and no commissions were payable to GFA and Mr. Godbold until March 2002. This arrangement terminated on March 31, 2004. For the three months ended March 31, 2004, the Corporation received revenues of approximately $1.1 million, which resulted in fees of $164 thousand to Impact and resulted in Impact paying commissions to GFA (and Mr. Godbold) of $115 thousand.

     During the third quarter of 2004, the Corporation entered into a three-year contract pertaining to a software licensing agreement and regulatory compliance guarantee with Impact. The aggregate cost for the three-year period is $76 thousand. Mr. Godbold has a 50 percent financial interest in this transaction. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved the transaction.

Note Twelve — Subsequent Event

     On April 27, 2005 the Corporation modified a legacy short-term disability employee benefit plan. As a result, the Corporation will take a charge to earnings in the second quarter of 2005 of up to $1.1 million to provide for anticipated obligations related to this modification of the legacy plan.

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

     Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements include, among others, the following possibilities: (1) projected results in connection with the implementation of the Corporation’s business plan and strategic initiatives are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) legislation or regulatory requirements or changes thereto adversely affect the businesses in which the Corporation is engaged; (9) regulatory compliance cost increases are greater than expected; and (10) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation.

Overview

     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, the Bank. The Corporation’s principal executive offices are located in Charlotte, North Carolina. The Bank is a full service bank and trust company with 53 financial centers and seven insurance offices located in 18 counties throughout the piedmont and western half of North Carolina. The Corporation also maintains operations in Raleigh, NC and Reston, Virginia for the origination of real estate loans. The operation in Reston, Virginia also serves as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans.

     The Corporation’s primary market area is located within North Carolina and predominately centers around the Metro region of Charlotte, North Carolina, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-sixth largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. The Corporation believes that it is not dependent on any one or a few types of commerce due to the region’s diverse economic base. Since the North Carolina economy has historically relied on the manufacturing and transportation sectors, it has been significantly impacted by global competition and rising energy prices. As a result, the North Carolina economy is transitioning to a more service-oriented economy. Recently, the education, healthcare, information technology, finance and business services industries have shown the most growth. The unemployment rate for the Charlotte Metro region was 5.1 percent in March 2005 compared to 6.6 percent in March 2004. This decrease is the result of structural changes taking place in the economy of the region. The service industry is now the major employer in the Charlotte Metro region, followed by wholesale and retail trade.

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

     Loan growth is a major focus of the Corporation. The lending environment continues to be highly competitive. However, the loan portfolio has shown steady growth during the first quarter of 2005 in home equity, mortgage, construction, and consumer loans. Management believes the Corporation is positioned for future loan growth due to an improving market for commercial loans, an increased number of commercial loan officers and an increased focus on small business loans.

     In addition, as part of its growth strategy, the Bank entered the Raleigh market by opening a loan production office in the first quarter of 2005 and introducing teams to originate mortgage and construction loans to individuals and residential builders. In addition, the Corporation anticipates offering consumer loans in the Raleigh market later this year.

     During the first quarter of 2005, the Corporation purchased $215.5 million of adjustable-rate mortgage (“ARM”) loans. This purchase was executed under a previously disclosed strategy in which the sale of investment securities and portfolio cash flows would fund the ARM purchases.

     The Corporation continues its focus on reducing funding costs through its strategy of growing deposit balances and shifting funding sources from higher-cost retail certificates of deposit to lower-cost, transaction-based accounts, including noninterest bearing deposit, savings, money market and demand deposit accounts. The Corporation’s Checking Account Marketing Program (“CHAMP”) continues to attract new customers and deposits. This program is designed to develop new customer relationships, shift the Corporation’s funding mix towards lower-cost funding sources and generate additional fee income opportunities.

     Maintaining sound asset quality is another major focus for the Corporation. As a result of this focus, the Corporation’s asset quality ratios have improved significantly and remain solid. Nevertheless, the business of lending to commercial and consumer customers carries with it significant credit risk, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis.

     The Corporation is also focused on retaining existing customers and attracting new customers. The Corporation’s primary methods of competition are to provide exceptional customer service and to proactively market its products. The Corporation conducts a quarterly independent survey of customers to review its level of customer service. During the first quarter of 2005, 85 percent of the customers surveyed reported that they were “very satisfied” with the service at the Bank, compared to the industry average of 58 percent. To meet the convenience needs of existing and potential customers, the Corporation opened one de novo branch and upgraded two existing branches during 2004, recently introduced extended hours in select branches and its call center and added bilingual personnel. The Corporation will continue to update existing branches and expand into new markets as both market and economic conditions warrant. At this time, one de novo branch and three branch upgrades are in process, with the expectation that all of these will be completed by December 31, 2005.

     Another focus for the Corporation is growing fee income through complementary lines of business. These business lines diversify the Corporation’s earnings with minimal credit risk. The Corporation, through a subsidiary of the Bank, acquired an insurance agency during the fourth quarter of 2004. This acquisition expanded the reach of the Corporation’s insurance services with businesses and individuals throughout the Charlotte Metro region. As a result of this acquisition and the continued success of CHAMP, income from service charges and insurance services increased from the first quarter of 2004. The Corporation continuously reviews other opportunities for new products, new services and expansion as conditions warrant.

     Competitive pricing pressure on both sides of the balance sheet has mitigated the asset-sensitive nature of the Corporation’s balance sheet resulting in a compression of the margin. In addition, a flattening of the yield curve has added additional margin pressure.

     The Corporation competes against other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Several larger competitors have different resources, broader geographic coverage and higher lending limits than the Corporation. The Corporation has the fourth largest deposit market share in the Charlotte Metro region, which gives the Corporation greater opportunity to attract new customers and increase its market share.

Financial Overview

     Net income was $10.3 million, or $0.34 per diluted share, for the three months ended March 31, 2005, an increase from net income of $9.2 million, or $0.31 per diluted share, for the same period in 2004. First quarter 2005 earnings included $1.0 million of pre-tax expenses associated with the previously reported separation agreement entered into with the Corporation’s former CFO in connection with his retirement from the Corporation.

     The annualized return on average assets and common shareholders equity was 0.94 percent and 13.2 percent in for the three months ended March 31, 2005, respectively, compared to 0.88 percent and 12.2 percent for the same period in 2004.

     Net interest income was $30.6 million during the three months ended March 31, 2005 compared to $30.4 million for the three months ended March 31, 2004, representing a 1 percent increase. A primary driver of this increase was an increase in loan volume, including the previously discussed ARM purchases. The provision for loan losses was $1.9 million for the three months ended March 31, 2005 compared to $3.0 million for the same period a year ago. The decrease was primarily due to improved credit quality trends, including lower net charge-offs. For the three months ended March 31, 2005, noninterest income increased $1.1 million, or 8 percent, to $15.8 million primarily due to increases in service charges, other miscellaneous fees, and insurance service income. Noninterest expense increased $0.6 million, or 2 percent, to $28.9 million primarily due to the aforementioned separation agreement and increased data processing expense.

Table One
Selected Financial Data

	For the Three Months
	Ended March 31
(Dollars in thousands, except per share amounts)	2005	2004

Income statement
Interest income	$51,282	$45,230
Interest expense	20,708	14,857

Net interest income	30,574	30,373
Provision for loan losses	1,900	3,000
Noninterest income	15,814	14,665
Noninterest expense	28,869	28,308

Income before income taxes	15,619	13,730
Income taxes	5,310	4,490

Net income	$10,309	$9,240

Per common share
Basic net income	$0.34	$0.31
Diluted net income	0.34	0.31
Cash dividends declared	0.190	0.185
Period-end book value	10.31	10.38
Average shares outstanding — basic	30,234,683	29,738,553
Average shares outstanding — diluted	30,630,601	30,029,056
Ratios
Return on average shareholders’ equity (1)	13.21%	12.24%
Return on average assets (1)	0.94	0.88
Net interest margin (1) (2)	3.06	3.19
Average loans to average deposits	97.04	93.31
Average equity to average assets	7.13	7.21
Efficiency ratio(2)(3)	61.41	62.56
Dividend payout	56.45	59.68
Selected period end balances
Securities available for sale	$1,440,494	$1,622,967
Loans, net	2,676,707	2,254,130
Allowance for loan losses	27,483	25,736
Total assets	4,513,053	4,247,861
Total deposits	2,702,708	2,507,442
Borrowings	1,451,756	1,377,374
Total liabilities	4,200,799	3,939,124
Total shareholders’ equity	312,254	308,737
Selected average balances
Loans, net	2,551,876	2,273,575
Earning assets	4,122,175	3,884,954
Total assets	4,439,768	4,210,401
Total deposits	2,629,795	2,436,673
Borrowings	1,443,909	1,430,127
Total shareholders’ equity	316,476	303,722

(1)	Annualized

(2)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.

(3)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

Critical Accounting Estimates and Policies

     The Corporation’s significant accounting policies are described in Note One of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, on pages 56 to 65, and are essential in understanding management’s discussion and analysis of financial condition and results of operations. Some of the Corporation’s accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to complicated transactions to determine the most appropriate treatment.

     The Corporation has identified three accounting policies as being critical in terms of judgments and the extent to which estimates are used: allowance for loan losses, tax contingencies and derivative instruments. In many cases, there are numerous alternative judgments that could be used in the process of estimating values of assets or liabilities. Where alternatives exist, the Corporation has used the factors that we believe represent the most reasonable value in developing the inputs for the valuation. Actual performance that differs from the Corporation’s estimates of the key variables could impact net income. For more information on our critical accounting policies, please refer to pages 19 to 21 of our Annual Report on Form 10-K for the year ended December 31, 2004.

Earnings Performance

Net Interest Income and Margin

     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three months ended March 31, 2005 and 2004 is presented in Table Two. Net interest income on a taxable-equivalent basis (“FTE”) is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the three months ended March 31, 2005 and 2004 are analyzed in Table Three. The discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.

     For the three months ended March 31, 2005, net interest income amounted to $30.6 million, an increase of approximately 1 percent from net interest income of $30.4 million for the three months ended March 31, 2004. The increase was primarily due to an increase in average earning assets, specifically in loans as a result of strong loan growth. This was partially offset by a more rapid increase in rates paid on interest bearing liabilities than asset yields.

     The net interest margin (tax-adjusted net interest income divided by average interest-earning assets) decreased 13 basis points to 3.06 percent for the three months ended March 31, 2005, compared to 3.19 percent in the same 2004 period. The net interest margin was negatively impacted by a 56 basis point increase in the cost of interest bearing liabilities. Partially offsetting this increase was a 35 basis point increase in earning asset yields for the three months ended March 31, 2005 as compared to the same 2004 period.

     The cost of interest bearing liabilities during the first quarter of 2005, was impacted by a 93 basis point increase in other borrowing costs and a 34 basis point increase in deposit yields compared to the same 2004 time period. Average interest-bearing liabilities increased $165.5 million compared to March 31, 2004. The increase was primarily due to a $151.8 million increase in interest-bearing deposits compared to March 31, 2004, as average retail certificates of deposits increased $83.8 million and average wholesale deposits increased $50.0 million. In addition, average other borrowings increased $13.9 million.

     The yields on earning assets were impacted by an increase of 62 basis points in the yields on loans, and a decrease of 21 basis points in the yields on securities-available-for-sale, for the first quarter of 2005 compared to 2004. Average interest earning assets increased $237.2 million to $4.12 billion at March 31,

2005 compared to $3.88 billion for the same 2004 period. These increases were primarily due to growth in the Corporation’s average loans and loans held for sale portfolio, which increased $278.3 million, compared to March 31, 2004. A portion of the increase in loans was due to the purchase of ARM loans during the first quarter, which increased average loans and loans held for sale $106.8 million. This purchase was executed under a previously disclosed strategy in which the sale of investment securities and portfolio cash flows would fund the ARM loan purchases. These ARM loans have similar average lives and a higher yield than the securities sold. These transactions also resulted in a $29.2 million decrease in the average balance of securities-available-for-sale, compared to March 31, 2004.

     The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance approval by Management and the Board of Directors.

     The following table compares interest income and yields for average interest earning assets and interest expense and rates paid on average interest bearing liabilities for the three months ended March 31, 2005 and 2004. In addition, the table includes the net interest margin.

Table Two
Average Balances and Net Interest Income Analysis

	First Quarter 2005			First Quarter 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (5)	Balance	Expense(6)	Paid (5) (6)

Interest earning assets:
Loans and loans held for sale (1) (2) (3)	$2,551,876	$36,499	5.80%	$2,273,575	$29,291	5.18%
Securities — taxable (6)	1,448,157	13,813	3.82	1,517,439	15,173	4.00
Securities — nontaxable (6)	112,717	1,493	5.30	72,644	1,257	6.92
Federal funds sold	1,528	9	2.43	1,398	3	0.87
Interest bearing bank deposits	7,897	43	2.20	19,898	44	0.88

Total earning assets(4) (6)	4,122,175	51,857	5.08	3,884,954	45,768	4.73

Cash and due from banks	93,505			85,183
Other assets	224,088			240,264

Total assets	$4,439,768			$4,210,401

Interest bearing liabilities:
Demand deposits	807,835	1,536	0.77	789,150	1,230	0.63
Savings deposits	123,221	70	0.23	120,469	84	0.28
Other time deposits	1,325,878	8,908	2.72	1,195,559	6,811	2.29
Other borrowings	1,443,909	10,194	2.82	1,430,127	6,732	1.89

Total interest bearing liabilities	3,700,843	20,708	2.25	3,535,305	14,857	1.69

Noninterest bearing sources:
Noninterest bearing deposits	372,861			331,496
Other liabilities	49,588			39,878
Shareholders’ equity	316,476			303,722

Total liabilities and shareholders’ equity	$4,439,768			$4,210,401

Net interest spread (6)			2.83			3.04
Impact of noninterest bearing sources			0.23			0.15

Net interest income/ yield on earning assets (6)		$31,149	3.06%		$30,911	3.19%

(1) The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2) Average loan balances are shown net of unearned income.

(3) Includes loan fees and amortization of deferred loan fees of approximately $467 and $671 for the first quarter of 2005 and 2004, respectively.

(4) Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first quarter of 2005 and 2004. The adjustments made to convert to a taxable-equivalent basis were $575 and $538 for the first quarter of 2005 and 2004, respectively.

(5) Annualized

(6) Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.s

     The following table presents the changes in net interest income due to changes in average balances and rates between the three months ended March 31, 2005 and the three months ended March 31, 2004.

Table Three
Volume and Rate Variance Analysis

	Three Months Ended
	March 31, 2005 versus March 31, 2004
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume (1)
	2005			2004
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale (2)	$36,499	$3,426	$3,782	$29,291
Securities — taxable (3)	13,813	(683)	(677)	15,173
Securities — nontaxable (2) (3)	1,493	(376)	612	1,257
Federal funds sold	9	6	—	3
Interest bearing bank deposits	43	45	(46)	44

Total interest income	$51,857	$2,418	$3,671	$45,768

Interest expense:
Demand deposits	$1,536	$274	$32	$1,230
Savings deposits	70	(16)	2	84
Other time deposits	8,908	1,288	809	6,811
Other borrowings	10,194	3,381	81	6,732

Total interest expense	20,708	4,927	924	14,857

Net interest income	$31,149	$(2,509)	$2,747	$30,911

(1) The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2) Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

(3) Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.

Noninterest Income

     The major components of noninterest income are derived from service charges on deposit accounts as well as other banking products and services from the Corporation’s various lines of business including brokerage, mortgage, insurance and financial management. In addition, the Corporation realizes gains and losses from the sale of bond and equity securities and income from its investment in Bank Owned Life Insurance (“BOLI”).

     Noninterest income increased $1.1 million, or 8 percent, to $15.8 million compared to the same period in 2004. Service charges increased $0.6 million primarily as a result of the continued success of the CHAMP program, which has resulted in checking account growth. Other noninterest income increased $0.6 million due, in part, to growth in ATM, debit card and other miscellaneous fees as a result of increased transaction volume from the continued success of the CHAMP program. Insurance services income increased $0.5 million due, in part, to a recently purchased insurance agency and a $0.1 million increase in contingency income. These increases were partially offset by a $0.4 million reduction in gains on sales of securities and a $0.2 million reduction in gains on the sale of property compared to the first quarter of 2004. For the first quarter of 2005, losses on the sale of securities of $49 thousand were recognized and gains on the sale of property of $0.5 million were recognized.

     The following table compares noninterest income for the three months ended March 31, 2005 and 2004.

Table Four
Noninterest Income

	Three Months
	Ended March 31		Increase/(Decrease)
(Dollars in thousands)	2005	2004	Amount	Percent

Service charges on deposit accounts	$6,236	$5,605	$631	11.3%
Financial management income	1,580	1,502	78	5.2
(Loss) gain on sale of securities	(49)	326	(375)	(115.0)
Loss from equity method investments	(58)	(224)	166	74.1
Mortgage services income	394	428	(34)	(7.9)
Brokerage services income	802	970	(168)	(17.3)
Insurance services income	3,512	3,031	481	15.9
Bank owned life insurance	827	850	(23)	(2.7)
Gain on sale of property	529	777	(248)	(31.9)
Other	2,041	1,400	641	45.8

Total noninterest income	$15,814	$14,665	$1,149	7.8%

Noninterest Expense

     Noninterest expense is primarily comprised of operating expenses for the Corporation. The major components are salaries and employee benefits, occupancy and equipment, professional fees and other operating expenses.

     Noninterest expense increased $0.6 million, or 2 percent, to $28.9 million compared to the same period in 2004. A significant contributor to the increase included the previously mentioned $1.0 million expense associated with the retirement of the Corporation’s former CFO’s retirement, which was recognized primarily in salaries and employee benefits. Also, a $0.2 million charge was incurred in the Corporation’s financial management business recognized in other noninterest expense. Data processing expenses increased $0.5 million due to increased debit card and software maintenance expenses. These increases were partially offset by a $0.8 million decrease in professional fees primarily due to lower Sarbanes-Oxley Act compliance costs. The first quarter of 2004 included consulting fees related to the initial documentation and testing required by the Sarbanes-Oxley Act. In addition, 2004 professional fees included expenses associated with the sale of higher risk mortgage loans in the first quarter of 2004 that did not recur in 2005.

     The efficiency ratio, noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on the sale of securities, decreased to 61.4 percent for the three months ended March 31, 2005 compared to 62.6 percent for the three months ended March 31, 2004. Losses on sale of securities of $49 thousand and gains on sale of securities of $0.3 million are excluded from this calculation for the three months ended March 31, 2005 and 2004, respectively.

     The following table compares noninterest expense for three months ended March 31, 2005 and 2004.

Table Five
Noninterest Expense

	Three Months
	Ended March 31		Increase/(Decrease)
(Dollars in thousands)	2005	2004	Amount	Percent

Salaries and employee benefits	$15,569	$15,023	$546	3.6%
Occupancy and equipment	4,381	4,237	144	3.4
Data processing	1,321	862	459	53.2
Marketing	1,080	1,118	(38)	(3.4)
Postage and supplies	1,208	1,271	(63)	(5.0)
Professional services	1,913	2,712	(799)	(29.5)
Amortization of intangibles	131	118	13	11.0
Telephone	528	494	34	6.9
Other	2,738	2,473	265	10.7

Total noninterest expense	$28,869	$28,308	$561	2.0%

Income Tax Expense

     The income tax expense for the first quarter of 2005 was $5.3 million for an effective tax rate of 34.0 percent, compared to $4.5 million for an effective tax rate of 32.7 percent for first quarter of 2004. The increase in the effective tax rate for 2005 was due to an increase in taxable income relative to nontaxable adjustments.

Business Segments

     The Corporation’s operations are divided into six operating segments: commercial banking, brokerage, insurance, mortgage, leasing and investments, and financial management. These segments are identified based on the Corporation’s organizational structure, and the review by the Corporation’s chief operating decision makers of the separate results of operations of each of these operating segments. For purposes of segment reporting, the Corporation has only one reportable segment, the Bank, the Corporation’s primary banking subsidiary. The Bank provides businesses and individuals with commercial loans, retail loans, and deposit banking services. Brokerage, insurance, mortgage, leasing and investments, and financial management are reported as Other Operating Segments. Of these segments, the results of operations of the Bank constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation, as set forth in Note Three of the consolidated financial statements. Included in Other are revenue, expenses and assets of the parent company and eliminating intercompany transactions.

     The following table for the Corporation’s reportable business segments compares total income for the three months ended March 31, 2005 and 2004:

Table Six
Business Segment Net Income (Loss)

	For the Three Months
	Ended March 31
(Dollars in thousands)	2005	2004

The Bank	$10,046	$9,014
Other Operating Segments	456	307
Other	(193)	(81)

Total consolidated	$10,309	$9,240

     The Bank’s net income was $10.0 million for the three months ended March 31, 2005 compared to $9.0 million for the same 2004 period. Net interest income totaled $30.4 million during the three months ended March 31, 2005 compared to $30.5 million for the three months ended March 31, 2004. Increased loan volume was offset by higher funding costs. The provision for loan losses was $1.9 million for the three months ended March 31, 2005 compared to $3.0 million for the same period a year ago. The decrease was primarily due to improved credit quality trends. For the three months ended March 31, 2005, noninterest income increased $1.0 million to $9.5 million primarily due to increases in service charges and other miscellaneous fees. Noninterest expense increased $0.1 million to $22.8 million primarily due to the aforementioned separation agreement and increased data processing expenses.

     Other Operating Segments reported net income of $0.5 million for the three months ending March 31, 2005 compared $0.3 million for the same year-ago period. Net interest income increased $0.4 million due to additional purchases of securities by the leasing and investments segment. Noninterest income increased $0.3 million due to the following: increases in insurance services revenues resulting from the successful integration of an insurance agency acquired in the fourth quarter of 2004 and an increase in contingency income, and increases in financial management income, partially offset by decreased brokerage services income and mortgage services income. Noninterest expense increased $0.5 million resulting from a one-time charge incurred in the Corporation’s financial management business and an increase in salaries and employee benefits due to increased incentives and additional personnel, including the acquisition of an insurance agency.

     Other reported a net loss of $193 thousand for the three months ended March 31, 2005 compared to $81 thousand for the same 2004 period. The first quarter of 2004 included gains on the sale of equity securities of $131 thousand, which did not recur in 2005.

Balance Sheet Analysis

Securities-Available-for-Sale

     The securities portfolio, all of which is classified as available-for-sale, is a component of the Corporation’s Asset Liability Management (“ALM”) strategy. The decision to purchase or sell securities is based upon liquidity needs, changes in interest rates, changes in prepayment risk, and other factors. Securities-available-for-sale are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders’ equity.

     The fair value of the securities portfolio is determined by a third party. The valuation is determined as of a date within close proximity to the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

     At March 31, 2005, securities-available-for-sale were $1.44 billion or 32 percent of total assets, compared to $1.65 billion or 37 percent of total assets at December 31, 2004. The decrease was primarily due to the sale of securities, which together with cash flows from the portfolio were used to fund the purchase of whole mortgage loans. The securities-available-for-sale portfolio also was impacted by an increase in the pre-tax unrealized net losses in the portfolio due to a rise in short and intermediate-term interest rates. Pre-tax unrealized net losses on securities-available-for-sale were $26.0 million at March 31, 2005 compared to $8.0 million at December 31, 2004.

     Proceeds from the sale of securities-available-for-sale were $157.9 million and $20.3 million for the three months ended March 31, 2005 and 2004, respectively. Gross gains of $1.2 million and gross losses of $1.3 million were realized in the first quarter of 2005, compared to gross gains of $0.7 million and gross losses of $0.4 million realized in the first quarter of 2004. The weighted average life of the portfolio was 3.91 years at March 31, 2005 compared to 3.84 years at December 31, 2004. With market indicators predicting a continued rise in interest rates, the unrealized net losses in the securities-available-for-sale portfolio could increase.

Loan Portfolio

     The Corporation’s loan portfolio at March 31, 2005 consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Within these six segments the Corporation targets customers in its geographic area, works within most business segments and focuses on a relationship-based business model. Pricing is driven by quality, loan size, the Corporation’s relationship with the customer and by competition. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the terms range from 15 to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. At March 31, 2005, current balances of the loans purchased and sold through the strategic partners program were $259.6 million and $22.2 million, respectively. This portfolio includes commercial real estate, commercial non real estate and construction loans. This program enables the Corporation to diversify both its geographic and its total exposure risk.

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

Construction

     Real estate construction loans include both commercial and residential construction/permanent loans, which are intended to convert to permanent loans upon completion of the construction project. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures primarily in the Corporation’s market area. From time to time, the Corporation purchases construction loans in other market areas through a correspondent relationship. At March 31, 2005, loans purchased through this relationship represented 26 percent of the total construction loan portfolio. Construction loans purchased are typically serviced by third parties. Loans are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

Mortgage

     The Corporation originates 1-4 family residential mortgage loans throughout the Corporation’s footprint and in loan origination offices in Reston, Virginia and Raleigh, North Carolina. From time to time, the Corporation purchases ARM loans in other market areas through a correspondent relationship. The Corporation offers a full line of products, including conventional, conforming, and jumbo fixed rate and adjustable rate mortgages which are originated and securitized or sold into the secondary market; however, from time to time a portion of this production is retained and serviced through a third party arrangement.

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

Home Equity

     Home Equity loans and lines are secured by first and second liens on the borrower’s residential real estate. As with all consumer lending, home equity loans are centrally decisioned and documented to ensure the underwriting conforms to the corporate lending policy.

     Gross loans increased $264.7 million, or 11 percent, to $2.70 billion at March 31, 2005 compared to $2.44 billion at December 31, 2004. The growth in loans was primarily due to (i) a $235.3 million increase in mortgage loans, of which $215.5 million was attributable to the purchase of ARM loans during the quarter, (ii) a $15.6 million increase in construction loans, (iii) a $10.7 million increase in home equity loans and (iv) a $6.5 million increase in consumer loans. These increases were partially offset by a $2.4 million and $1.0 million decrease in commercial real estate and commercial non real estate loans, respectively.

     The mix of variable-rate, adjustable-rate and fixed-rate loans is incorporated in the Corporation’s ALM strategy. As of March 31, 2005, of the $2.70 billion loan portfolio, approximately $1.57 billion was tied to variable interest rates, most of which reprice within one day of any interest rate change; approximately $0.62 billion was tied to fixed interest rates with scheduled maturities and $0.50 billion was tied to adjustable interest rates, which are ARM loans and reprice on a fixed schedule.

     The table below summarizes loans in the classifications indicated as of March 31, 2005 and December 31, 2004.

Table Seven
Loan Portfolio Composition

	March 31,	%	December 31,	%
(Dollars in thousands)	2005	of Total Loans	2004	of Total Loans

Commercial real estate	$774,088	28.6%	$776,474	31.8%
Commercial non real estate	210,990	7.8	212,031	8.7
Construction	347,877	12.9	332,264	13.6
Mortgage	582,893	21.5	347,606	14.2
Consumer	310,690	11.5	304,151	12.5
Home equity	477,884	17.7	467,166	19.2

Total loans	2,704,422	100.0	2,439,692	100.0

Less — allowance for loan losses	(27,483)	(1.0)	(26,872)	(1.1)
Unearned income	(232)	(0.0)	(291)	(0.0)

Loans, net	$2,676,707	99.0%	$2,412,529	98.9%

Deposits

     The Corporation’s CHAMP continues to attract new customers and deposits. During the first quarter of 2005, 11,392 new checking accounts were opened. This program is designed to develop new customer relationships, shift the Corporation’s funding mix towards lower-cost funding sources and generate additional fee income opportunities.

     Total deposits increased $92.9 million, or 4 percent, to $2.70 billion at March 31, 2005 compared to $2.61 billion at December 31, 2004. Valuable transaction deposits (defined as interest checking, savings, noninterest bearing deposits and money market accounts) increased $6.5 million, which included a $25.2 million increase in noninterest bearing deposits. Certificates of deposit (“CDs”) also grew $86.3 million, with an $83.0 million increase in brokered CDs and a $3.3 million increase in retail CDs. Table Two provides information on the average deposit balances for the three months ended March 31, 2005 and 2004.

Other Borrowings

     Other borrowings consist of Federal Funds purchased, securities sold under agreement to repurchase, FHLB borrowings and other miscellaneous borrowings. Securities sold under agreements to repurchase represent short-term borrowings by the Bank collateralized by a portion of the Corporation’s securities portfolio. These borrowings are an important source of funding to the Corporation. Access to alternate short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio and a blanket lien on certain qualifying commercial and single family loans held in the Corporation’s loan portfolio. FHLB borrowings are an alternative to other funding sources with similar maturities. Other borrowings increased $2.0 million during the first quarter, to $1.45 billion at March 31, 2005, compared to December 31, 2004.

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

Loan Administration and Underwriting

     The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships less than $750 thousand may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750 thousand. The exceptions to this would include City Executives (senior loan officers) who are authorized to approve relationships up to $1.0 million and the Bank’s Strategic Partners Division, whose manager has $1.5 million of loan authority for such relationships. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million and Strategic Partner relationships that exceed $1.5 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Risk Officer and the Lending Oversight Committee comprised of executive and senior management. In addition, commitments over $10.0 million are reviewed by the Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. The Corporation has a general target lending limit of $10.0 million per relationship; however, at times some loan relationships may exceed that limit. As of March 31, 2005, the Corporation had 10 relationships with exposure greater than the $10.0 million lending limit. At March 31, 2005, the total loan balance of these relationships was $113.8 million, all of which were current, with unfunded commitments totaling $57.3 million.

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

     In general, consumer loans (including mortgage and home equity) are deemed less risky than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, as the collateral value of real estate generally maintains its value better than non real estate or construction collateral. Consumer loans, being smaller in size and more geographically diverse across the Corporation’s entire primary market area, provide risk diversity across the portfolio. Because mortgage loans are secured by first liens on the consumer’s residential real estate, they are the Corporation’s least risky loan type. Home equity loans are deemed less risky than unsecured consumer loans as home equity loans and lines are secured by first or second deeds of trust on the borrower’s residential real estate. A centralized decisioning process is in place to control the risk of the consumer, home equity and mortgage loan portfolio. The consumer real estate appraisal process is also centralized relative to appraisal engagement, appraisal review, and appraiser quality assessment. These processes are detailed in the underwriting guidelines, which cover each retail loan product type from underwriting, servicing, compliance issues and closing procedures.

     The Corporation’s primary market area includes the state of North Carolina but predominately centers around the metro region of Charlotte. At March 31, 2005, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolio, represents loans to borrowers within this metro region. An economic downturn in the Corporation’s primary market area could adversely affect its business. The diversity of the region’s economic base tends to provide a stable lending environment.

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

     Nonaccrual loans at March 31, 2005 decreased to $9.3 million compared to $14.0 million at December 31, 2004. The decrease includes the transfer of one large relationship totaling $2.6 million to OREO during the first quarter of 2005. As a result, OREO increased to $7.6 million at March 31, 2005 from $3.8 million at December 31, 2004.

     As a result of the Corporation’s continued focus on asset quality and generally improving economic conditions, asset quality remains strong. The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

Table Eight
Nonperforming and Problem Assets

	March 31		December 31		September 30		June 30		March 31
(Dollars in thousands)	2005		2004		2004		2004		2004

Nonaccrual loans	$9,282		$13,970		$14,237		$12,533		$11,845
Other real estate owned	7,648		3,844		4,962		6,159		6,199

Total nonperforming assets	16,930		17,814		19,199		18,692		18,044

Loans 90 days or more past due and still accruing interest	—		—		56		—		—

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$16,930		$17,814		$19,255		$18,692		$18,044

Nonperforming assets as a percentage of:
Total assets	0.38%		0.40%		0.44%		0.43%		0.42%
Total loans and other real estate owned	0.62		0.73		0.79		0.79		0.79
Nonaccrual loans as a percentage of loans	0.34		0.57		0.59		0.53		0.52
Ratio of allowance for loan losses to nonperforming loans	2.96	x	1.92	x	1.89	x	2.08	x	2.17	x

     Nonaccrual loans at March 31, 2005 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Management anticipates that nonaccrual loans may increase in the near term as some customers continue to experience difficulties in this current economic environment. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.

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

     During the first quarter of 2005, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Based on its review for the three months ended March 31, 2005, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.

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

     The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. The percent of additional allocation for the operational reserve was increased during the first quarter for loans originated using key referral sources, new commercial lenders, and finally the additional collateral risk associated with competitive market forces which are forcing the industry to increase the acceptable loan to value ratios for certain consumer based loans secured by real estate. The Corporation believes these additional risks are adequately provided for in its allowance for loan losses model.

     The table below presents certain data for the three months ended March 31, 2005 and 2004, including the following: (i) the allowance for loan losses at the beginning of the year, (ii) loans charged off and recovered (iii) loan charge-offs, net, (iv) the provision for loan losses, (v) the allowance for loan losses at March 31, 2005 and 2004, (vi) the average amount of net loans outstanding during the quarter, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to loans at March 31, 2005 and 2004.

Table Nine
Allowance For Loan Losses

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004

Balance, beginning of period	$26,872	$25,607

Loan charge-offs:
Commercial non real estate	511	265
Commercial real estate	553	1,035
Mortgage	49	29
Consumer	601	855
Home equity	204	398

Total loans charged-off	1,918	2,582

Recoveries of loans previously charged-off:
Commercial non real estate	439	25
Consumer	190	235

Total recoveries of loans previously charged-off	629	260

Net charge-offs	1,289	2,322

Provision for loan losses	1,900	3,000
Allowance related to loans sold	—	(549)

Balance, March 31	$27,483	$25,736

Average loans	$2,547,226	$2,271,763
Net charge-offs to average loans (annualized)	0.21%	0.41%
Allowance for loan losses to gross loans	1.02	1.13

     The allowance for loan losses was $27.5 million or 1.02 percent of gross loans at March 31, 2005 compared to $26.9 million or 1.10 percent of gross loans at December 31, 2004. The allowance for loan losses as a percentage of loans decreased due to improved asset quality trends, as well as a change in the mix of the loan portfolio towards 1-4 family mortgages and home equity lines of credit. This type of secured lending generally carries lower credit risk and thus requires lower allocations in the Corporation’s allowance model. In addition, the allowance for loan losses was reduced by net charge-offs of $1.3 million. These reductions were offset by an additional provision expense of $1.9 million for the three months ended March 31, 2005.

     The allowance for loan losses was also impacted by changes in the allocation of loan losses to various loan types. Total commercial loan allocations of allowance for loan losses decreased approximately $0.9 million in the first three months of 2005. Commercial allowance allocations were affected by lower historical loss factors as asset quality trends improved. As the asset quality in the commercial loan portfolio improves, the historical loss factors continue to decrease. Management anticipates these historical loss factors will trend lower over time, as the allowance model will be impacted by lower historical losses. Allocations of allowance for loan losses for consumer loans increased approximately $0.3 million in the first quarter of 2005 due to consumer loan growth.

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

     The provision for loan losses decreased to $1.9 million for the three months ended March 31, 2005 compared to $3.0 million for the same year ago period. The decrease in the provision for loan losses was primarily attributable to improved asset quality trends, as well as a change in the mix of the loan portfolio towards 1-4 family mortgages and home equity lines of credit. The provision for loan losses was also impacted by a decrease in net charge-offs of $1.0 million for the three months ended March 31, 2005, compared to the same year-ago period. Net charge-offs for the three months ended March 31, 2005 amounted to $1.3 million, or 0.21 percent of average loans, compared to $2.3 million, or 0.41 percent of average loans for the same 2004 period.

Market Risk Management

Asset-Liability Management and Interest Rate Risk

     The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance approval by Management and the Board of Directors. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings, market value or optionality in the balance sheet. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 1.8 percent of net interest income at March 31, 2005. Assuming a 200 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 1.3 percent of net interest income at March 31, 2005. Although the Corporation’s policy for interest shock scenarios is an increase or decrease of 300 basis points, in the current low interest rate environment rate it believes a 200 basis point decline in rates is more appropriate. Both of the rate shock scenarios are within Management’s acceptable range. The Corporation also completes instantaneous parallel interest rate shocks. Assuming a 300 basis point increase in interest rates on April 1, 2005, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately

1.3 percent of net interest income at March 31, 2005. Assuming a 200 basis point decrease in interest rates at April 1, 2005, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 4.3 percent of net interest income at March 31, 2005.

     During 2004, the Corporation entered into a series of interest rate swap agreements. The interest rate swaps resulted in the Corporation receiving interest at an average fixed-rate of 5.16 percent and paying interest at an average LIBOR-based variable-rate of 4.39 percent, for an average remaining period of 5.0 years with a notional amount of $222 million.

     Interest rate swaps assist the Corporation’s ALM process. The Corporation’s interest rate risk management strategy includes the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not have significant adverse effects on net interest income. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate liabilities are expected to substantially offset this unrealized appreciation or depreciation. Exposure to gains or losses on these contracts will change over their respective lives as interest rates fluctuate.

     Table Ten summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest-bearing bank deposits are excluded from Table Ten as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at March 31, 2005. These expected maturities, weighted average effective yields and fair values will change if interest rates change. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.

Table Ten
Market Risk

March 31, 2005
		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Book value	$1,275,481	$172,083	$233,768	$321,077	$418,443	$56,885	$73,225
Weighted average effective yield	3.85%
Fair value	$1,252,506
Variable rate
Book value	$126,590	27,670	27,791	27,947	28,138	15,044	—
Weighted average effective yield	3.92%
Fair value	$123,516
Loans and loans held for sale
Fixed rate
Book value	$615,401	135,906	117,042	96,658	74,006	73,578	118,211
Weighted average effective yield	6.54%
Fair value	$618,948
Variable rate
Book value	$2,067,312	688,661	338,269	251,341	141,167	72,610	575,264
Weighted average effective yield	6.90%
Fair value	$2,162,818

Liabilities
Deposits
Fixed rate
Book value	$1,371,789	1,083,188	177,781	99,052	5,754	5,911	103
Weighted average effective yield	2.77%
Fair value	$1,369,836
Variable rate
Book value	$927,933	231,423	232,338	229,971	109,980	58,670	65,551
Weighted average effective yield	0.64%
Fair value	$890,415
Other borrowings
Fixed rate
Book value	$758,632	215,044	350,054	100,057	59	52,063	41,355
Weighted average effective yield	3.98%
Fair value	$779,943
Variable rate
Book value	$693,124	693,124	—	—	—	—	—
Weighted average effective yield	2.62%
Fair value	$693,094

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

Table Eleven
Commitments
As of March 31, 2005
	Amount of Commitment Expiration Per Period
	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$28,843	$3,600	$2,268	$352,182	$386,893
Standby Letters of Credit	9,117	140	—	—	9,257
Loan Commitments	381,592	76,904	16,087	20,406	494,989

Total Commitments	$419,552	$80,644	$18,355	$372,588	$891,139

Liquidity Risk

     Liquidity is the ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. Liquidity is provided by the ability to attract retail deposits, by current earnings, and by a strong capital base that enables the Corporation to use alternative funding sources that complement normal sources. Management’s asset-liability policy includes optimizing net interest income while continuing to provide adequate liquidity to meet continuing loan demand and deposit withdrawal requirements and to service normal operating expenses.

     Liquidity is managed at two levels. The first is the liquidity of the parent company, which is the holding company that owns the Bank. The second is the liquidity of the Bank. The management of liquidity at both levels is essential because the parent company and the Bank each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements.

     The primary source of funding for the parent company include dividends received from the Bank and proceeds from the issuance of equity. In addition the Parent Company had a $25.0 million line of credit from a third party source with $11.0 million outstanding and commercial paper outstandings of $52.2 million at March 31, 2005. Primary uses of funds for the parent company include repayment of commercial paper, share repurchases and dividends paid to shareholders.

     Primary sources of funding for the Bank include customer deposits (retail and wholesale), other borrowings, loan repayments and securities available for sale. The Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At March 31, 2005, the Bank had an available line of credit with the FHLB totaling $1.35 billion with $1.12 billion outstanding. At March 31, 2005, the Bank also had federal funds back-up lines of credit totaling $90.0 million with $16.0 million outstanding. Primary uses of funds include repayment of maturing obligations and growth in loans.

Capital Management

     The objective of effective capital management is to generate above-market returns on equity to the Corporation’s shareholders while maintaining adequate regulatory capital ratios. The Corporation uses capital to fund growth, acquire other companies, pay dividends and repurchase its common stock.

     Shareholders’ equity at March 31, 2005 decreased to $312.3 million, representing 6.9 percent of period-end assets compared to $314.7 million or 7.1 percent of period-end assets at December 31, 2004. The decrease was due mainly to an increase of $10.9 million in the after-tax unrealized loss on securities-available-for-sale during the three months ended March 31, 2005. The after-tax unrealized loss on securities-available-for-sale at March 31, 2005 was $15.7 million compared to $4.9 million at December

31, 2004. This increase was due to an increase in short- and intermediate-term interest rates. In addition, cash dividends of $0.19 per share were declared in the first quarter, which resulted in cash dividend payments of $5.7 million for the three months ended March 31, 2005. These decreases were partially offset by net income of $10.3 million for the first quarter of 2005.

     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of March 31, 2005, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the three months ended March 31, 2005.

     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At March 31, 2005, no shares had been repurchased under this authorization.

     The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At March 31, 2005, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks. In the judgment of management, there have been no events or conditions since March 31, 2005 that would change the “well capitalized” status of the Corporation or the Bank. The Corporation’s capital requirements are summarized in the table below:

Table Twelve
Capital Ratios
			Risk-Based Capital
	Leverage Capital (1)		Tier 1 Capital (2)		Total Capital (3)
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Actual	$306,461	6.94%	$306,461	9.89%	$333,980	10.78%
Required	176,726	4.00	123,902	4.00	247,805	8.00
Excess	129,735	2.94	182,559	5.89	86,175	2.78

(1)	Leverage Capital ratios are calculated by dividing Tier 1 Capital by total assets adjusted for intangible assets.

(2)	Tier 1 Capital ratios are calculated by dividing Tier 1 Capital by risk-weighted assets. Tier 1 Capital generally consists of total shareholders’ equity less intangible assets and unrealized gains/losses on securities available for sale.

(3)	Total Capital ratios are calculated by dividing Total Capital by risk-weighted assets. Total Capital consists of Tier 1 Capital and Tier 2 Capital. Tier 2 Capital is equal to the allowance for loan losses.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(r) (“SFAS No. 123(r)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. FASB 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. FASB 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement is effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of FASB 123(r) for many registrants. Registrants that do not file as small business users must adopt FASB 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Corporation will adopt FASB 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which FASB 123(r) is adopted. The Corporation will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset-Liability Management and Interest Rate Risk on page 33 for Quantitative and Qualitative Disclosures about Market Risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c) Issuer Purchases of Equity Securities

     The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended March 31, 2005.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs (1)	Programs

January 1, 2005- January 31, 2005	—	—	—	1,625,400

February 1, 2005- February 28, 2005	—	—	—	1,625,400

March 1, 2005- March 31, 2005	—	—	—	1,625,400

Total	—	—	—	1,625,400

(1) On January 24, 2002, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to 1.5 million shares of the Corporation’s common stock from time to time. As of March 31, 2005, the Corporation had repurchased 1,374,600 shares under this authorization. No shares were repurchased under this authorization during the quarter ended March 31, 2005. On November 3, 2003, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of March 31, 2005, no shares have been repurchased under this authorization. These stock repurchase plans have no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No.
(per Exhibit Table
in item 601 of
Regulation S-K)	Description of Exhibits
10.1	Separation Agreement, dated February 1, 2005, by and between the Registrant and Robert O. Bratton, incorporated herein by reference to the Corporation’s Current Report on Form 8-K dated February 1, 2005

10.2	Employment Agreement, dated April 13, 2005, by and between the Registrant and Charles A. Caswell, incorporated herein by reference to the Corporation’s Current Report on Form 8-K dated April 13, 2005

10.3	Change in Control Agreement, dated April 13, 2005, by and between the Registrant and Cecil O. Smith, Jr., incorporated herein by reference to the Corporation’s Current Report on Form 8-K dated April 13, 2005

10.4	Change in Control Agreement, dated April 13, 2005, by and between the Registrant and Stephen J. Antal, incorporated herein by reference to the Corporation’s Current Report on Form 8-K dated April 13, 2005

10.5	Transition Agreement and Release, dated April 27, 2005, by and between the Registrant and Lawrence M. Kimbrough, incorporated herein by reference to the Corporation’s Current Report on Form 8-K dated April 27, 2005

10.6	Change in Control Agreement, dated December 19, 2001 by and between the Registrant and Richard A. Manley

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.
(per Exhibit Table
in item 601 of
Regulation S-K)	Description of Exhibits
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

Date: May 9, 2005	By:	/s/ Charles A. Caswell

Charles A. Caswell
Executive Vice President &
Chief Financial Officer