Form 10-Q
period 2005-06-30
FIRST CHARTER CORP /NC/
filed 2005-08-09
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Registrant’s telephone number, including area code (704) 688-4300
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     As of August 8, 2005 the Registrant had outstanding 30,573,238 shares of Common Stock, no par value.

First Charter Corporation
Form 10-Q for the Quarterly Period Ended June 30, 2005

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
First Charter Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30	December 31
	2005	2004
(Dollars in thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$104,886	$90,238
Federal funds sold	2,250	1,589
Interest bearing bank deposits	3,167	6,184

Cash and cash equivalents	110,303	98,011

Securities available for sale (cost of $1,430,770 and $1,660,703; carrying amount of pledged collateral $1,009,276 and $1,140,234)	1,412,885	1,652,732
Loans held for sale	8,159	5,326

Loans	2,858,372	2,439,692
Less: Unearned income	(213)	(291)
Allowance for loan losses	(29,032)	(26,872)

Loans, net	2,829,127	2,412,529

Premises and equipment, net	100,981	97,565
Goodwill and other intangible assets	21,386	21,594
Other assets	150,395	143,848

Total assets	$4,633,236	$4,431,605

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$406,982	$377,793
Interest bearing	2,344,403	2,232,053

Total deposits	2,751,385	2,609,846

Short-term borrowings	880,406	685,998
Long-term borrowings	622,916	763,738
Other liabilities	50,831	57,336

Total liabilities	4,305,538	4,116,918

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 30,533,551 and 30,054,256 shares	129,987	121,464
Common stock held in Rabbi Trust for deferred compensation	(856)	(808)
Deferred compensation payable in common stock	856	808
Retained earnings	208,534	198,085
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale, net	(10,823)	(4,862)

Total shareholders’ equity	327,698	314,687

Total liabilities and shareholders’ equity	$4,633,236	$4,431,605

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(Dollars in thousands, except share and per share data)	2005	2004	2005	2004

Interest income:
Loans	$41,965	$29,285	$78,411	$58,478
Federal funds sold	12	3	21	6
Interest bearing bank deposits	26	39	69	83
Securities	13,601	15,579	28,385	31,569

Total interest income	55,604	44,906	106,886	90,136

Interest expense:
Deposits	12,210	8,619	22,724	16,744
Federal funds purchased and securities sold under agreements to repurchase	2,801	600	4,127	1,183
Federal Home Loan Bank and other borrowings	9,304	5,655	18,171	11,804

Total interest expense	24,314	14,874	45,022	29,731

Net interest income	31,290	30,032	61,864	60,405
Provision for loan losses	2,878	2,000	4,778	5,000

Net interest income after provision for loan losses	28,412	28,032	57,086	55,405

Noninterest income:
Service charges on deposit accounts	7,061	6,346	13,297	11,951
Financial management income	1,596	1,545	3,176	3,047
Gain (loss) on sale of securities	18	494	(31)	820
Loss from equity method investments	(174)	(76)	(232)	(300)
Mortgage services income	817	596	1,211	1,024
Brokerage services income	793	902	1,595	1,872
Insurance services income	3,099	2,634	6,611	5,665
Bank owned life insurance	1,762	847	2,589	1,697
Gain on sale of properties	188	—	717	777
Other	2,157	1,602	4,198	3,002

Total noninterest income	17,317	14,890	33,131	29,555

Noninterest expense:
Salaries and employee benefits	15,908	14,368	31,477	29,391
Occupancy and equipment	4,687	4,379	9,068	8,616
Data processing	1,333	1,006	2,654	1,868
Marketing	1,065	1,126	2,145	2,244
Postage and supplies	1,187	1,306	2,395	2,577
Professional services	1,984	2,361	3,897	5,073
Telephone	551	507	1,079	1,001
Amortization of intangibles	126	96	257	214
Other	2,523	2,536	5,261	5,009

Total noninterest expense	29,364	27,685	58,233	55,993

Income before income taxes	16,365	15,237	31,984	28,967
Income tax expense	5,085	4,982	10,395	9,472

Net income	$11,280	$10,255	$21,589	$19,495

Net income per share:
Basic	$0.37	$0.34	$0.71	$0.65
Diluted	$0.37	$0.34	$0.71	$0.65
Weighted average shares:
Basic	30,409,307	29,763,619	30,285,244	29,765,952
Diluted	30,679,636	30,067,462	30,607,931	30,061,529
See accompanying notes to consolidated financial statements.

\

First Charter Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
	Common Stock		Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2003	29,720,163	$115,270	$(636)	$636	$178,008	$6,161	$299,439
Comprehensive income (loss):
Net income	—	—	—	—	19,495	—	19,495
Unrealized loss on securities available for sale, net	—	—	—	—	—	(24,977)	(24,977)

Total comprehensive loss							(5,482)
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(103)	—	—	—	(103)
Deferred compensation payable in common stock	—	—	—	103	—	—	103
Cash dividends	—	—	—	—	(11,007)	—	(11,007)
Stock options exercised	48,823	831	—	—	—	—	831

Balance, June 30, 2004	29,768,986	$116,101	$(739)	$739	$186,496	$(18,816)	$283,781

Balance, December 31, 2004	30,054,256	$121,464	$(808)	$808	$198,085	$(4,862)	$314,687
Comprehensive income (loss):
Net income	—	—	—	—	21,589	—	21,589
Unrealized loss on securities available for sale, net	—	—	—	—	—	(5,961)	(5,961)

Total comprehensive income							15,628
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(48)	—	—	—	(48)
Deferred compensation payable in common stock	—	—	—	48	—	—	48
Cash dividends	—	—	—	—	(11,140)	—	(11,140)
Stock options exercised and Dividend Reinvestment Plan stock issued	464,778	8,175	—	—	—	—	8,175
Restricted stock issued	11,400	264	—	—	—	—	264
Other	3,117	84	—	—	—	—	84

Balance, June 30, 2005	30,533,551	$129,987	$(856)	$856	$208,534	$(10,823)	$327,698

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30
(Dollars in thousands)	2005	2004

Cash flows from operating activities:
Net income	$21,589	$19,495
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,778	5,000
Depreciation	4,897	4,551
Amortization of intangibles	257	214
Premium amortization and discount accretion, net	1,218	2,141
Net loss (gain) on securities available for sale transactions	31	(820)
Net loss (gain) on sale of foreclosed assets	34	(48)
Write-downs on foreclosed assets	128	—
Net loss on sale of equipment	—	64
Loss from equity method investments	232	300
Net gain on sale property	(717)	(777)
Payment on BOLI claims	(925)	—
Origination of mortgage loans held for sale	(66,935)	(56,606)
Proceeds from sale of mortgage loans held for sale	64,102	13,689
Increase in cash surrender value of bank owned life insurance	(973)	(1,697)
Decrease in other assets	2,633	5,721
(Decrease) increase in other liabilities	(6,504)	3,029

Net cash provided by (used in) operating activities	23,845	(5,744)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	165,413	38,023
Proceeds from maturities of securities available for sale	100,837	235,513
Purchase of securities available for sale	(37,566)	(297,198)
Net increase in loans	(426,608)	(107,472)
Proceeds from sale of loans	—	5,828
Proceeds from sales of other real estate	2,525	2,292
Net purchases of premises and equipment	(8,313)	(3,498)

Net cash used in investing activities	(203,712)	(126,512)

Cash flows from financing activities:
Net (decrease) increase in demand, money market and savings accounts	(1,656)	145,485
Net increase in certificates of deposit	143,195	21,382
Net increase (decrease) in securities sold under repurchase agreements and other borrowings	53,585	(21,719)
Proceeds from issuance of common stock	8,175	831
Dividends paid	(11,140)	(11,007)

Net cash provided by financing activities	192,159	134,972

Net increase in cash and cash equivalents	12,292	2,716
Cash and cash equivalents at beginning of period	98,011	113,506

Cash and cash equivalents at end of period	$110,303	$116,222

Supplemental disclosures of cash flow information:
Cash paid for interest	$41,602	$30,473
Cash paid for income taxes	16,264	9,410
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate	5,232	1,690
Unrealized loss on securities available for sale (net of tax effect of $3,954 and $15,966, respectively)	(5,961)	(24,977)
Loans held for sale securitized and transferred to the securities available for sale portfolio	—	21,286
Allowance related to loans sold	—	549
See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004
     First Charter Corporation (the “Corporation”) is a regional financial services company with assets of approximately $4.63 billion and is the holding company for First Charter Bank (“First Charter” or “the Bank”). The Bank is a full-service bank and trust company with 53 financial centers, two loan production offices, seven insurance offices and 110 ATMs located predominantly in the Charlotte Metro region of North Carolina. The Bank provides businesses and individuals with a broad range of financial services, including banking, financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.
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
     The significant accounting policies followed by the Corporation are presented on pages 56 to 65 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. With the exception of the Corporation’s newly adopted policy regarding trust-preferred securities, these policies have not materially changed from the disclosure in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
Trust-Preferred Securities
     The Corporation formed First Charter Capital Trust I (the “Trust”), a wholly owned business trust, in June 2005. The Trust issued $35 million of trust-preferred securities (the “Trust Securities”) that were sold to a third party. The Trust is not consolidated by the Corporation, as it is not the primary beneficiary as defined by FIN 46R. These securities are mandatorily redeemable preferred security obligations of the Trust. The sole assets of the Trust are subordinated debentures of the Corporation (the “Notes”). The Trust is a 100 percent owned finance subsidiary of the Corporation. Obligations associated with these securities are included in long-term borrowings in the Consolidated Balance Sheet.
     The Trust has invested the proceeds of such Trust Securities in the Notes. Each issue of the Notes has an interest rate equal to the corresponding Trust Securities distribution rate. The Trust Securities are subject to mandatory redemption upon repayment of the related Notes at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Corporation upon concurrent repayment of the related Notes.

Note Two — Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2005 and 2004, respectively. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented.
     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

Basic weighted average number of common shares outstanding	30,409,307	29,763,619	30,285,244	29,765,952
Dilutive effect arising from potential common stock issuances	270,329	303,843	322,687	295,577

Diluted weighted average number of common shares outstanding	30,679,636	30,067,462	30,607,931	30,061,529

     The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share. For both the three and six months ended June 30, 2005, this amount was 1.0 million shares, and for the three and six months ended June 30, 2004 this amount was 1.0 million shares and 900 thousand shares, respectively.
     Dividends declared by the Corporation were $0.19 per share and $0.185 per share for the three months ended June 30, 2005 and 2004, respectively, and $0.38 per share and $0.37 per share for the six months ended June 30, 2005 and 2004, respectively.
Note Three — Business Segment Information
     The Corporation operates one reportable segment, the Bank, the Corporation’s primary banking subsidiary. The Bank provides businesses and individuals with commercial, consumer and mortgage loans, deposit banking services, brokerage services, insurance products, and comprehensive financial planning solutions to individual and commercial clients. The results of operations of the Bank constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation. Included in Other are revenue, expenses and assets of the parent company, which include cash, securities-available-for-sale and investments in venture capital limited partnerships, and eliminating intercompany transactions.
     The accounting policies of the business segments are the same as those described in Note One on pages 56 to 65 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
     The Corporation continuously assesses its assumptions, methodologies and reporting classifications to better reflect the true economics of the Corporation’s business segments. Based on these continuous assessments, during the second quarter of 2005, the Corporation changed the composition of its reportable segments to collapse, insurance, brokerage, mortgage and financial planning services into the Bank. Accordingly, the Corporation restated its business segment disclosure for prior periods.

     Information regarding the reportable segment’s separate results of operations and segment assets for the three months ended June 30, 2005 and 2004, is illustrated in the following tables:

Three Months Ended June 30, 2005
(Dollars in thousands)	The Bank	Other (1)	Totals

Total interest income	$55,602	$2	$55,604
Total interest expense	24,058	256	24,314

Net interest income	31,544	(254)	31,290
Provision for loan losses	2,878	—	2,878
Total noninterest income	17,231	86	17,317
Total noninterest expense	29,308	56	29,364

Net income before income taxes	16,589	(224)	16,365
Income taxes expense	5,154	(69)	5,085

Net income	$11,435	$(155)	$11,280

Total loans held for sale and loans, net	$2,837,286	$—	$2,837,286
Total assets	4,615,003	18,233	4,633,236

Three Months Ended June 30, 2004
(Dollars in thousands)	The Bank	Other (1)	Totals

Total interest income	$44,887	$19	$44,906
Total interest expense	14,708	166	14,874

Net interest income	30,179	(147)	30,032
Provision for loan losses	2,000	—	2,000
Total noninterest income	14,170	720	14,890
Total noninterest expense	27,637	48	27,685

Net income before income taxes	14,712	525	15,237
Income taxes expense	4,810	172	4,982

Net income	$9,902	$353	$10,255

Total loans held for sale and loans, net	$2,348,754	$—	$2,348,754
Total assets	4,319,324	19,889	4,339,213

(1)	Included in Other are revenues, expenses and assets of the parent company and eliminations.

     Information regarding the reportable segment’s separate results of operations and segment assets for the six months ended June 30, 2005 and 2004, is illustrated in the following tables:

Six Months Ended June 30, 2005
(Dollars in thousands)	The Bank	Other (1)	Totals

Total interest income	$106,867	$19	$106,886
Total interest expense	44,524	498	45,022

Net interest income (loss)	62,343	(479)	61,864
Provision for loan losses	4,778	—	4,778
Total noninterest income	33,062	69	33,131
Total noninterest expense	58,127	106	58,233

Net income (loss) before income taxes	32,500	(516)	31,984
Income taxes expense (benefit)	10,563	(168)	10,395

Net income (loss)	$21,937	$(348)	$21,589

Total loans held for sale and loans, net	$2,837,286	$—	$2,837,286
Total assets	4,615,003	18,233	4,633,236

Six Months Ended June 30, 2004
(Dollars in thousands)	The Bank	Other (1)	Totals

Total interest income	$90,096	$40	$90,136
Total interest expense	29,373	358	29,731

Net interest income (loss)	60,723	(318)	60,405
Provision for loan losses	5,000	—	5,000
Total noninterest income	28,738	817	29,555
Total noninterest expense	55,898	94	55,992

Net income before income taxes	28,563	405	28,968
Income taxes expense	9,340	133	9,473

Net income	$19,223	$272	$19,495

Total loans held for sale and loans, net	$2,348,754	$—	$2,348,754
Total assets	4,319,324	19,889	4,339,213

(1)	Included in Other are revenues, expenses and assets of the parent company and eliminations.
Note Four — Goodwill and Other Intangible Assets
     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of June 30, 2005 and December 31, 2004:

	June 30,		December 31,
	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements	$1,037	$964	$1,037	$949
Customer lists	2,270	761	2,270	545
Mortgage servicing rights	7,557	6,201	7,557	5,910
Branch acquisitions	1,111	1,111	1,111	1,111
Other intangibles (1)	306	98	306	72

Total	$12,281	$9,135	$12,281	$8,587

Unamortized intangible assets:
Goodwill (2)	$19,598	$—	$19,547	$—

(1) Other intangibles include trade name and proprietary software.

(2) Goodwill of $19,598 is recorded in the Bank.

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $126 thousand and $257 thousand for the three and six months ended June 30, 2005, respectively, and $96 thousand and $214 thousand for the three and six months ended June 30, 2004, respectively.
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
     The Corporation’s total comprehensive income for the six months ended June 30, 2005 was $15.6 million (net of tax) compared to a total comprehensive loss of $5.5 million (net of tax) for the same 2004 period. Information concerning the Corporation’s other comprehensive income (loss) for six months ended June 30, 2005 and 2004 is as follows:

	For the Six Months Ended June 30,
		2005			2004
(Dollars in thousands)	Pre-Tax Amount	Tax Effect	After Tax Amount	Pre-Tax Amount	Tax Effect	After Tax Amount

Comprehensive income:
Net income	$31,984	$10,395	$21,589	$28,967	$9,472	$19,495

Other comprehensive loss:
Unrealized losses on securities:
Unrealized losses arising during period	(9,945)	(3,965)	(5,980)	(40,123)	(15,646)	(24,477)
Less: Reclassification for realized (losses) gains	(31)	(12)	(19)	820	320	500

Unrealized losses, net of reclassification	$(9,914)	$(3,953)	$(5,961)	$(40,943)	$(15,966)	$(24,977)

Total comprehensive income (loss)	$22,070	$6,442	$15,628	$(11,976)	$(6,494)	$(5,482)

Note Six — Securities-Available-for-Sale
     Securities-available-for-sale at June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$29,810	$129	$295	$29,644
US government agency obligations	617,168	206	10,749	606,625
Mortgage-backed securities	615,608	917	9,854	606,671
State, county, and municipal obligations	108,792	1,794	204	110,382
Equity securities	59,392	171	—	59,563

Total	$1,430,770	$3,217	$21,102	$1,412,885

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$54,755	$331	$712	$54,374
US government agency obligations	697,083	908	6,021	691,970
Mortgage-backed securities	731,389	3,349	8,357	726,381
State, county, and municipal obligations	112,935	2,568	123	115,380
Equity securities	64,541	86	—	64,627

Total	$1,660,703	$7,242	$15,213	$1,652,732

     Securities with an aggregate carrying value of $1.01 billion and $1.14 billion at June 30, 2005 and December 31, 2004, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and Federal Home Loan Bank FHLB borrowings.
     Gross gains and losses recognized on the sale of securities are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross gains	$18	$783	$1,214	$1,118
Gross losses	—	(289)	(1,245)	(298)

Net gains (losses)	$18	$494	$(31)	$820

     At June 30, 2005 and December 31, 2004, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $54.1 million and $59.3 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are redeemable at par value from the FHLB. In addition, the Bank owned Federal Reserve Bank stock with a cost basis (par value) of $4.1 million at both June 30, 2005 and December 31, 2004, which is included in equity securities.
     At June 30, 2005, mortgage-backed securities of $491.7 million were considered temporarily impaired. Mortgage-backed securities are investment grade securities backed by a pool of mortgages or trust deeds. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. U.S. government agency obligations of $580.9 million were considered temporarily impaired at June 30, 2005. U.S. government agency obligations are interest-bearing debt securities of U.S. government agencies (i.e. FNMA and FHLMC). U.S. government obligations of $14.7 million were considered temporarily impaired at June 30, 2005. These obligations are debt securities issued by the U.S. Treasury. State, county and municipal obligations of $13.9 million were considered temporarily impaired at June 30, 2005.
     The unrealized losses shown in the following table resulted primarily from an increase in short-term and intermediate rates.

As of June 30, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

US government obligations	$4,886	$(58)	$9,779	$(237)	$14,665	$(295)
US government agency obligations	366,308	(5,407)	214,545	(5,342)	580,853	(10,749)
Mortgage-backed securities	157,946	(1,633)	333,746	(8,221)	491,692	(9,854)
State, county and muncipal obligations	6,764	(33)	7,181	(171)	13,945	(204)

Total temporarily impaired securities	$535,904	$(7,131)	$565,251	$(13,971)	$1,101,155	$(21,102)

     Investments that are in a gross unrealized loss position include three U.S. government obligations, forty-six U.S. agency securities, forty-three mortgage-backed securities and twelve municipal obligations. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer. In addition, investments that have been in an unrealized loss position for longer than one year have an external credit rating of AAA or higher by Standard & Poors. At June 30, 2005, the Corporation has the ability to hold these investments to maturity.
Note Seven — Derivatives
     The Corporation accounts for interest rate swaps as a hedge of the fair value of designated liabilities. For the three months ended June 30, 2005 and 2004, the Corporation recognized a net gain of less than $1 thousand and a net gain of $19 thousand, respectively, for the portion of the interest rate swap market value change that did not have an offsetting change in the value of the hedged instrument (“ineffective”). For the six months ended June 30, 2005 and 2004, the Corporation recognized a net loss of less than $1 thousand and a net gain of $18 thousand, respectively, for the ineffective portion of the interest rate swaps. The Corporation records the derivative hedging instruments at fair value in other assets. These instruments had gross unrealized gains of $0.7 million and gross unrealized losses of $7.5 million at June 30, 2005.
     Information concerning the Corporation’s derivative instruments for the six months ended June 30, 2005 is as follows:

June 30, 2005
		Average	Average	Average
	Notional	Receive	Pay	Remaining	Fair Value
(Dollars in thousands)	Amount	Rate	Rate	Maturity in Years	Gains	Losses	Ineffectiveness

Fair Value Hedges:
Interest rate swaps — received fixed	$222,000	5.16%	4.93%	4.51	$735	$(7,458)	$-
     According to the provisions of SFAS No. 133, the “short cut” method assumes that the change in the fair value of the derivative hedging instrument and the hedged debt obligation is one hundred percent correlated, which results in no ineffectiveness and no income statement effect. Of the $222.0 million aggregate notional amount of interest rate swap agreements entered into during 2004, three out of seven agreements totaling $90.0 million qualify for the “short cut” method; therefore, there was no impact on earnings during the three and six months ended June 30, 2005 from those interest rate swap agreements.

Note Eight — Loans and Allowance for Loan Losses
     The Corporation’s primary market area includes North Carolina, and predominately centers around the Metro region of Charlotte, North Carolina. At June 30, 2005, the majority of the total loan portfolio was to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.
     Loans at June 30, 2005 and December 31, 2004 were:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$785,718	27.5%	$776,474	31.8%
Commercial non real estate	219,029	7.7	212,031	8.7
Construction	444,125	15.5	332,264	13.6
Mortgage	581,257	20.3	347,606	14.2
Consumer	328,163	11.5	304,151	12.5
Home equity	500,080	17.5	467,166	19.2

Total loans	$2,858,372	100.0%	$2,439,692	100.0%

     Loans held for sale consist primarily of 15- and 30-year mortgages which the Corporation intends to sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or market and at June 30, 2005 no valuation allowance was recorded. Loans held for sale were $8.2 million and $5.3 million at June 30, 2005 and December 31, 2004, respectively.
     The following is a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance, beginning of period	$27,483	$25,736	$26,872	$25,607

Provision for loan losses	2,878	2,000	4,778	5,000
Allowance related to loans sold	—	—	—	(549)

Charge-offs	(1,516)	(2,475)	(3,434)	(5,054)
Recoveries	187	791	816	1,048

Net charge-offs	(1,329)	(1,684)	(2,618)	(4,006)

Balance, June 30	$29,032	$26,052	$29,032	$26,052

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest at the dates indicated.

	June 30	December 31
(Dollars in thousands)	2005	2004

Nonaccrual loans	$9,858	$13,970
Other real estate owned	6,390	3,844

Total nonperforming assets	16,248	17,814

Loans 90 days or more past due and still accruing	—	—

Total nonperforming assets and loans 90 days or more past due and still accruing	$16,248	$17,814

     The recorded investment in individually impaired loans was $4.2 million (all of which were on nonaccrual status) and $7.7 million (all of which were on nonaccrual status) at June 30, 2005 and December 31, 2004, respectively. The related allowance for loan losses on these loans was $1.3 million and $2.1 million at June 30, 2005 and December 31, 2004, respectively. The average recorded investment in individually impaired loans for the six months ended June 30, 2005 and 2004 was $5.0 million and $6.1 million, respectively.

Note Nine — Stock-Based Compensation
     The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents the Corporation’s net income and earnings per share as reported, and proforma net income and proforma earnings per share assuming compensation cost for the Corporation’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted, pursuant to the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$11,280	$10,255	$21,589	$19,495
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(500)	(473)	(1,097)	(941)

Pro forma net income	$10,780	$9,782	$20,492	$18,554

Earnings per share:
Basic-as reported	$0.37	$0.34	$0.71	$0.65

Basic-pro forma	$0.35	$0.33	$0.68	$0.62

Diluted-as reported	$0.37	$0.34	$0.71	$0.65

Diluted-pro forma	$0.35	$0.33	$0.67	$0.62

Note Ten — Commitments, Contingencies and Off-Balance Sheet Risk
     Commitments and Off-Balance Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at June 30, 2005 of standby letters of credit issued or modified during the three months ended June 30, 2005 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.
     At June 30, 2005, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $425.1 million, loan commitments totaling $604.2 million, deposit overdrafts of $41.6 million and standby letters of credit of $11.1 million. Of the $425.1 million of preapproved unused lines of credit, $27.6 million were at fixed rates and $397.5 million were at floating rates. Of the $604.2 million of loan commitments, $129.7 million were at fixed rates and $474.5 million were at floating rates. Of the $11.1 million of standby letters of credit, $10.9 million expire in less than one year and $0.3 million expire in one to three years. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The

Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not limited to, accounts receivable, inventory and commercial and residential real estate.
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
Note Eleven — Related Party Transactions
     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation or that are unduly advantageous to the specific director.
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
     During the third quarter of 2004, the Corporation entered into a three-year contract with Impact pertaining to a software licensing agreement and regulatory compliance guarantee. The aggregate cost for the three-year period is $76 thousand. Under the terms of the contract, Mr. Godbold has a 50 percent financial interest in this transaction. Pursuant to the Corporation’s conflict of interest policy for directors and executive officers, the members of the Corporation’s Board of Directors who did not have a direct or indirect interest in the related party transaction reviewed this related party transaction and determined that it was fair to the Corporation and subsequently approved the transaction.

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
     Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements, and which may be beyond the Corporation’s control, include, among others, the following possibilities: (1) projected results in connection with management’s implementation of, or changes in, the Corporation’s business plan and strategic initiatives are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions, including deposit attrition, customer retention and revenue loss, or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment, or interest rate policies of the Board of Governors of the Federal Reserve System, may reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) legislation or regulatory requirements or changes thereto, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (9) regulatory compliance cost increases are greater than expected; (10) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation; (11) the Corporation’s competitors may have greater financial resources and may develop products that enable them to compete more successfully in the markets in which it operates; and (12) changes in the securities markets, including changes in interest rates, may adversely affect the Corporation’s ability to raise capital from time to time.
Overview
     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, the Bank. The Corporation’s principal executive offices are located in Charlotte, North Carolina. The Bank is a full service bank and trust company with 53 financial centers and seven insurance offices located in 18 counties located predominantly in the Charlotte Metro region of North Carolina. The Corporation also operates a loan production office in Raleigh, NC and Reston, Virginia for the production of real estate loans. The operation in Reston, Virginia also serves as a holding company for certain subsidiaries that own real estate and real estate-related assets, including first and second residential mortgage loans.
     Charlotte is the twenty-sixth largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. The Corporation believes that it is not dependent on any one or a few types of commerce due to the region’s diverse economic base. Since the North Carolina economy has historically relied on the manufacturing and transportation sectors, it has been significantly impacted by global competition and rising energy prices. As a result, the North Carolina economy is transitioning to a more service-oriented economy. Recently, the education, healthcare, information technology, finance and business services industries have shown the most growth. The unemployment rate for the Charlotte Metro region was 5.3 percent in June 2005 compared to 6.4 percent in June 2004. The service industry is now the major employer in the Charlotte Metro region, followed by wholesale and retail trade.

     The Corporation’s operations are divided into five primary lines of business: community banking, mortgage, brokerage, insurance, and financial management. Community banking provides a variety of depository accounts including interest-bearing and noninterest-bearing checking accounts, certificates of deposit and money market accounts. In addition, community banking offers numerous loan products including commercial, consumer, real estate and home equity loans. The community bank also maintains 110 ATM’s and enables customers to access their accounts on-line. The mortgage business provides both fixed-rate and variable-rate mortgage products and loan servicing pursuant to a third party arrangement. First Charter Brokerage Services offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement. First Charter Insurance Services, Inc. is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte Metro region. Financial management provides comprehensive financial planning solutions to individual and commercial clients and record keeping services for many national companies.
     The Corporation derives interest income through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts, Bank Owned Life Insurance (“BOLI”) and from the Corporation’s various lines of business including mortgage, brokerage, insurance and financial management. Also, the Corporation may recognize gains from securities portfolio management and from the sale of bank owned property.
     Loan growth is a major focus of the Corporation. The lending environment is highly competitive. However, the loan portfolio has shown steady growth during the first six months of 2005 in all major loan categories. Management believes the Corporation is positioned for future loan growth due to an improving market for commercial loans, an increased number of commercial loan officers and an increased focus on small business loans.
     In addition, as part of its growth strategy, the Corporation entered the Raleigh market during the first quarter of 2005, opening a loan production office and establishing teams to originate retail mortgages and construction loans to residential builders. The Corporation expects to open a new financial center in Raleigh during the fourth quarter of 2005 offering banking services for individuals and small businesses, commercial lending, mortgages, and brokerage services. All regulatory approvals for this financial center have been received. In addition, the company anticipates opening an additional de novo financial center in Charlotte during the fourth quarter of 2005, bringing the total number of financial centers to 55 by year-end.
     During the first quarter of 2005, the Corporation purchased $215.5 million of adjustable-rate mortgage (“ARM”) loans. This purchase was executed under a previously disclosed strategy in which the sale of investment securities and portfolio cash flows would fund the ARM purchases. The Corporation did not purchase any such loans during the second quarter of 2005.
     The Corporation’s strategy is to minimize its funding costs through growing deposit balances and diversifying its funding sources. The Corporation’s Checking Account Marketing Program (“CHAMP”) continues to attract new customers and low-cost deposits.
     Credit risk management is another area of emphasis. The Corporation devotes significant resources to the measurement and management of the risk inherent in lending.
     The Corporation is also focused on retaining existing customers and attracting new customers. The Corporation tries to distinguish itself from competitors by providing exceptional customer service, flexible solutions to customers’ financial needs and convenient accessibility to our services. To meet the convenience needs of existing and potential customers, the Corporation opened one de novo financial center and upgraded two existing financial centers during 2004, recently introduced extended business hours in select financial centers and its call center and added bilingual personnel and ATM capability. The Corporation will continue to update existing financial centers and expand into new markets as both market and economic conditions warrant. At this time, two de novo financial centers and three financial center upgrades are in process, with the expectation that all of these will be completed by December 31, 2005.

     Another focus for the Corporation is growing fee income through complementary lines of business. These business lines diversify the Corporation’s earnings with minimal credit risk. The Corporation, through a subsidiary of the Bank, acquired an insurance agency during the fourth quarter of 2004. This acquisition expanded the reach of the Corporation’s insurance services to businesses and individuals throughout the Charlotte Metro region. As a result of this acquisition, insurance services increased from the second quarter of 2004. Mortgage services revenues increased from 2004 levels as a result of higher loan origination volume. Financial management revenues grew from 2004 as assets under management have increased. The Corporation continuously reviews other opportunities for new products and new services to offer to new and existing customers.
     Competitive pricing pressure on both sides of the balance sheet and a flat yield curve have acted to compress the net interest margin. The Corporation is actively pursuing strategies to reduce the proportion of its securities portfolio and wholesale borrowings to the composition of total assets and total liabilities, respectively.
     The Corporation also wants to ensure it has sufficient capital and liquidity to support anticipated future growth. To support this, the Corporation issued $35 million in floating rate, trust-preferred securities (the “Trust Securities”) through a specially formed subsidiary trust in the second quarter of 2005.
     The Corporation competes against other banks, savings and loan associations, savings banks, credit unions, finance companies and major retail stores that offer competing financial services. Competitors have different resources, different areas of geographic coverage and potentially higher lending limits than the Corporation.
Financial Overview
     Net income was $11.3 million, or $0.37 per diluted share, for the three months ended June 30, 2005, an increase of 10 percent from net income of $10.3 million, or $0.34 per diluted share, for the same period in 2004. Net income for the six months ended June 30, 2005 was $21.6 million, or $0.71 per diluted share, an increase of 11 percent from net income of $19.5 million, or $0.65 per diluted share, for the same 2004 period.
     The annualized return on average assets and common shareholders equity was 1.00 percent and 14.1 percent for the three months ended June 30, 2005, respectively, compared to 0.96 percent and 13.9 percent for the same period in 2004. The annualized return on average assets and common shareholders equity was 0.97 percent and 13.7 percent in for the six months ended June 30, 2005, respectively, compared to 0.92 percent and 13.1 percent for the same period in 2004.
     Net interest income was $31.3 million during the three months ended June 30, 2005 compared to $30.0 million for the three months ended June 30, 2004, representing a 4 percent increase. A primary driver of this increase was strong loan growth. The provision for loan losses was $2.9 million for the three months ended June 30, 2005 compared to $2.0 million for the same period a year ago. Net charge-offs for the three months ended June 30, 2005 were $1.3 million compared to $1.7 million for the same 2004 period. For the three months ended June 30, 2005, noninterest income increased $2.4 million, or 16 percent, to $17.3 million primarily due to increases in service charges, a gain recognized as a result of a payment on BOLI claims (nontaxable), other miscellaneous fees, and insurance service income. Noninterest expense increased $1.7 million, or 6 percent, to $29.4 million primarily due to a previously disclosed $1.1 million expense associated with an employee benefit plan, increased data processing expense and increased occupancy and equipment expense.
     Net interest income for the six months ended June 30, 2005 was $61.9 million compared to $60.4 million for the same 2004 period. A primary driver of this increase was an increase in loan volume, including the previously discussed ARM purchases. For the six months ended June 30, 2005, the provision for loan losses was $4.8 million compared to $5.0 million for the same 2004 period. The decrease was primarily due to improved asset quality trends. Net charge-offs for the six months ended June 30, 2005 were $2.6 million compared to $4.0 million for the same 2004 period. For the six months ended June 30, 2005, noninterest income increased $3.6 million, or 12 percent, to $33.1 million primarily due to increases in service charges, a gain recognized as a result of a payment on BOLI claims (nontaxable), other miscellaneous fees, and insurance service income. Noninterest expense increased $2.2 million, or 4 percent, to $58.2 million primarily due to a previously disclosed $1.1 million expense associated with an employee benefit plan and a previously disclosed $1.0 million expense associated with the retirement of the Corporation’s former CFO.

Table One
Selected Financial Data

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Income statement
Interest income	$55,604	$44,906	$106,886	$90,136
Interest expense	24,314	14,874	45,022	29,731

Net interest income	31,290	30,032	61,864	60,405
Provision for loan losses	2,878	2,000	4,778	5,000
Noninterest income	17,317	14,890	33,131	29,555
Noninterest expense	29,364	27,685	58,233	55,993

Income before income taxes	16,365	15,237	31,984	28,967
Income tax expense	5,085	4,982	10,395	9,472

Net income	$11,280	$10,255	$21,589	$19,495

Per common share
Basic net income	$0.37	$0.34	$0.71	$0.65
Diluted net income	0.37	0.34	0.71	0.65
Cash dividends declared	0.190	0.185	0.380	0.370
Period-end book value	10.73	9.53	10.73	9.53
Average shares outstanding — basic	30,409,307	29,763,619	30,285,244	29,765,952
Average shares outstanding — diluted	30,679,636	30,067,462	30,607,931	30,061,529
Ratios
Return on average shareholders’ equity(1)	14.12%	13.90%	13.67%	13.07%
Return on average assets(1)	1.00	0.96	0.97	0.92
Net interest margin(1) (2)	3.03	3.07	3.04	3.13
Average loans to average deposits	103.68	91.82	100.42	92.55
Average equity to average assets	7.05	6.87	7.09	7.03
Efficiency ratio(2) (3)	59.70	61.56	60.54	62.06
Dividend payout	51.35	54.41	53.52	56.92
Selected period end balances
Securities available for sale	$1,412,885	$1,604,585	$1,412,885	$1,604,585
Loans held for sale	8,159	26,768	8,159	26,768
Loans	2,858,372	2,348,235	2,858,372	2,348,235
Allowance for loan losses	29,032	26,052	29,032	26,052
Total assets	4,633,236	4,339,213	4,633,236	4,339,213
Total deposits	2,751,385	2,594,765	2,751,385	2,594,765
Borrowings	1,503,322	1,410,481	1,503,322	1,410,481
Total liabilities	4,305,538	4,055,432	4,305,538	4,055,432
Total shareholders’ equity	327,698	283,781	327,698	283,781
Selected average balances
Loans and loans held for sale	2,788,438	2,339,435	2,670,810	2,306,505
Earning assets	4,236,232	3,995,390	4,179,586	3,940,172
Total assets	4,543,846	4,316,360	4,492,094	4,263,381
Total deposits	2,689,390	2,547,909	2,659,757	2,492,291
Borrowings	1,491,636	1,424,556	1,467,904	1,427,342
Total shareholders’ equity	320,412	296,699	318,455	299,848

(1)	Annualized

(2)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.

(3)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

Critical Accounting Estimates and Policies
     The Corporation’s significant accounting policies are described in Note One of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, on pages 56 to 65, and are essential in understanding management’s discussion and analysis of financial condition and results of operations. Some of the Corporation’s accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment with respect to their application to complicated transactions to determine the most appropriate treatment.
     The Corporation has identified three accounting policies as being critical in terms of judgments and the extent to which estimates are used: allowance for loan losses, tax contingencies and derivative instruments. In many cases, there are numerous alternative judgments that could be used in the process of estimating values of assets or liabilities. Where alternatives exist, the Corporation has used the factors that it believes represent the most reasonable value in developing the inputs for the valuation. Actual performance that differs from the Corporation’s estimates of the key variables could impact net income. For more information on the Corporation’s critical accounting policies, please refer to pages 19 to 21 of our Annual Report on Form 10-K for the year ended December 31, 2004.
Earnings Performance
Net Interest Income and Margin
     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and six months ended June 30, 2005 and 2004 is presented in Tables Two and Three. Net interest income on a taxable-equivalent basis (“FTE”) is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the three and six months ended June 30, 2005 and 2004 are analyzed in Tables Four and Five. The discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.
     For the three months ended June 30, 2005, net interest income amounted to $31.3 million, an increase of approximately 4 percent from net interest income of $30.0 million for the three months ended June 30, 2004. The increase was primarily due to a $449.0 million increase in average loan balances and an increase in the proportion of noninterest bearing deposits to the composition of funding sources. This was partially offset by a $196.1 million reduction in the average securities portfolio balances and by higher rates paid on interest bearing liabilities relative to increases in asset yields.
     The net interest margin (tax-adjusted net interest income divided by average interest-earning assets) decreased 4 basis points to 3.03 percent for the three months ended June 30, 2005, compared to 3.07 percent in the same 2004 period. The net interest margin was negatively impacted by an 89 basis point increase in the cost of interest bearing liabilities. Partially offsetting this increase was a 75 basis point increase in earning asset yields for the three months ended June 30, 2005 as compared to the same 2004 period.
     The cost of interest bearing liabilities was impacted by a 144 basis point increase in other borrowing costs and a 54 basis point increase in deposit yields compared to the same 2004 time period. Interest-bearing liability average balances increased $182.8 million compared to June 30, 2004. The increase was primarily due to a $115.7 million increase in interest-bearing deposit average balances compared to June 30, 2004, as retail certificates of deposit average balances increased $90.8 million and wholesale deposit average balances increased $110.8 million. Other borrowings average balances increased $67.1 million. The increase in wholesale CDs is a part of the Corporation’s strategy to diversify its wholesale funding sources as evidenced by a $92.9 million decrease in Federal Home Loan Bank advances average balances during the same period. In addition, the Corporation issued the Trust Securities through a specially formed subsidiary trust to reduce existing debt and raise additional capital to support franchise growth.
     Earning asset yields were impacted by a 99 basis point increase in loan yields, while security yields remained flat for the second quarter of 2005 compared to 2004. Interest earning asset average balances increased $240.8 million to $4.24 billion at June 30, 2005 compared to $4.00 billion for the same 2004 period. These increases were primarily due to growth in the Corporation’s average loan balances, which increased $449.0 million, compared to June 30, 2004. A portion of the increase in loans was due to the purchase of ARM loans during the first quarter, which increased average loans and loans held for sale $212.1 million. This purchase was executed under a previously disclosed strategy in which the sale of investment securities and portfolio cash flows would fund the ARM loan purchases. These ARM loans have similar average lives and a higher yield than the securities sold. These transactions also resulted in a $196.1 million reduction in the average balance of the securities portfolio, compared to June 30, 2004.
     For the six months ended June 30, 2005, net interest income amounted to $61.9 million, an increase of approximately 2 percent from net interest income of $60.4 million for the three months ended June 30, 2004. The increase was primarily due to a $264.3 million increase in average loan balances and an increase in the proportion of noninterest bearing deposits to the composition of funding sources. This was partially offset by a $113.0 million reduction in the average balance of the securities portfolio and by higher rates paid on interest bearing liabilities relative to increases in asset yields.
     The net interest margin (tax-adjusted net interest income divided by average interest-earning assets) decreased 9 basis points to 3.04 percent for the six months ended June 30, 2005, compared to 3.13 percent in the same 2004 period. The net interest margin was negatively impacted by a 74 basis point increase in the cost of interest bearing liabilities. Partially offsetting this increase was a 55 basis point increase in earning asset yields for the six months ended June 30, 2005 as compared to the same 2004 period.
     The cost of interest bearing liabilities was impacted by a 119 basis point increase in other borrowing costs and a 44 basis point increase in deposit yields compared to the same 2004 time period. Interest- bearing liability average balances increased $174.4 million compared to June 30, 2004. The increase was primarily due to a $133.9 million increase in interest-bearing deposit average balances compared to June 30, 2004, as retail certificates of deposit average balances increased $70.5 million and wholesale deposit average balances increased $97.4 million. In addition, other borrowing average balances increased $40.6 million, which includes the issuance of the Trust Securities.
     Earning assets yields were impacted by an 82 basis point increase in loan yields, and a 10 basis point decrease in security yields for the first six months of 2005 compared to 2004. Interest earning asset average balances increased $239.4 million to $4.18 billion at June 30, 2005 compared to $3.94 billion for the same 2004 period. These increases were primarily due to growth in the Corporation’s average loan balances, which increased $364.3 million, compared to June 30, 2004. A portion of the increase in loans was due to the purchase of ARM loans during the first quarter, which increased average loans and loans held for sale $159.7 million. This purchase was executed under a previously disclosed strategy in which the sale of investment securities and portfolio cash flows would fund the ARM loan purchases. These ARM loans have similar average lives and a higher yield than the securities sold. These transactions also resulted in a $113.0 million reduction in the average balance of the securities portfolio, compared to June 30, 2004.
     The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance limits by Management and the Board of Directors.

     The following table compares interest income and yields for interest earning asset average balances and interest expense and rates paid on interest bearing liability average balances for the three months ended June 30, 2005 and 2004. In addition, the table includes the net interest margin.
Table Two
Average Balances and Net Interest Income Analysis

	Second Quarter 2005			Second Quarter 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense(6)	Paid(5) (6)

Interest earning assets:
Loans and loans held for sale(1) (2) (3)	$2,788,438	$42,016	6.04%	$2,339,435	$29,373	5.05%
Securities — taxable(6)	1,331,470	12,594	3.78	1,554,677	14,738	3.79
Securities — nontaxable(6)	110,383	1,551	5.62	83,240	1,294	6.22
Federal funds sold	1,641	12	2.88	1,501	3	0.90
Interest bearing bank deposits	4,300	26	2.47	16,537	39	0.95

Total earning assets(4) (6)	4,236,232	56,199	5.32	3,995,390	45,447	4.57

Cash and due from banks	91,346			89,265
Other assets	216,268			231,705

Total assets	$4,543,846			$4,316,360

Interest bearing liabilities:
Demand deposits	782,768	1,821	0.93	867,432	1,890	0.88
Savings deposits	125,049	70	0.23	123,318	82	0.27
Other time deposits	1,393,675	10,319	2.97	1,195,031	6,647	2.24
Other borrowings	1,491,636	12,104	3.21	1,424,556	6,255	1.77

Total interest bearing liabilities	3,793,128	24,314	2.55	3,610,337	14,874	1.66

Noninterest bearing sources:
Noninterest bearing deposits	387,898			362,129
Other liabilities	42,408			47,195
Shareholders’ equity	320,412			296,699

Total liabilities and shareholders’ equity	$4,543,846			$4,316,360

Net interest spread(6)			2.77			2.91
Impact of noninterest bearing sources			0.26			0.16

Net interest income/ yield on earning assets(6)		$31,885	3.03%		$30,573	3.07%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes loan fees and amortization of deferred loan fees of approximately $529 and $499 for the second quarter of 2005 and 2004, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the second quarter of 2005 and 2004. The adjustments made to convert to a taxable-equivalent basis were $595 and $541 for the second quarter of 2005 and 2004, respectively.

(5)	Annualized

(6)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.

     The following table compares interest income and yields for interest earning asset average balances and interest expense and rates paid on interest bearing liability average balances for the six months ended June 30, 2005 and 2004. In addition, the table includes the net interest margin.
Table Three
Average Balances and Net Interest Income Analysis

	Six Months Ended June 30
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(6)	Balance	Expense	Paid(6)

Interest earning assets:
Loans and loans held for sale(1)(2)(3)	$2,670,810	$78,516	5.93%	$2,306,505	$58,664	5.11%
Securities — taxable(6)	1,389,491	26,406	3.80	1,536,058	29,910	3.89
Securities — nontaxable(6)	111,543	3,044	5.46	77,942	2,552	6.55
Federal funds sold	1,585	21	2.66	1,450	6	0.88
Interest bearing bank deposits	6,157	69	2.27	18,217	83	0.91

Total earning assets(4)(6)	4,179,586	108,056	5.20	3,940,172	91,215	4.65

Cash and due from banks	92,351			87,224
Other assets	220,157			235,985

Total assets	$4,492,094			$4,263,381

Interest bearing liabilities:
Demand deposits	795,232	3,357	0.85	828,291	3,120	0.76
Savings deposits	124,140	140	0.23	121,893	166	0.27
Other time deposits	1,359,964	19,227	2.85	1,195,295	13,458	2.26
Other borrowings	1,467,904	22,298	3.02	1,427,342	12,987	1.83

Total interest bearing liabilities	3,747,240	45,022	2.41	3,572,821	29,731	1.67

Noninterest bearing sources:
Noninterest bearing deposits	380,421			346,812
Other liabilities	45,978			43,900
Shareholders’ equity	318,455			299,848

Total liabilities and Shareholders’ equity	$4,492,094			$4,263,381

Net interest spread(6)			2.80			2.97
Impact of noninterest bearing sources			0.24			0.16

Net interest income/ yield on earning assets(6)		$63,034	3.04%		$61,484	3.13%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of approximately $996 and $1,170 for the six months ended June 30, 2005 and 2004, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first six months of 2005 and 2004. The adjustments made to convert to a taxable-equivalent basis were $1,170 and $1,079 for the six months ended June 30, 2004 and 2003, respectively.

(5)	Annualized

(6)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.

     The following table presents the changes in net interest income due to changes in average balances and rates between the three months ended June 30, 2005 and the three months ended June 30, 2004.
Table Four
Volume and Rate Variance Analysis

	Three Months Ended
	June 30, 2005 versus June 30, 2004
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume(1)
	2005			2004
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale(2)	$42,016	$6,442	$6,201	$29,373
Securities — taxable(3)	12,594	(30)	(2,114)	14,738
Securities — nontaxable(2) (3)	1,551	(145)	402	1,294
Federal funds sold	12	8	1	3
Interest bearing bank deposits	26	40	(53)	39

Total interest income	$56,199	$6,315	$4,437	$45,447

Interest expense:
Demand deposits	$1,821	$122	$(191)	$1,890
Savings deposits	70	(13)	1	82
Other time deposits	10,319	2,384	1,288	6,647
Other borrowings	12,104	5,429	420	6,255

Total interest expense	24,314	7,922	1,518	14,874

Net interest income	$31,885	$(1,607)	$2,919	$30,573

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

(3)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.
     The following table presents the changes in net interest income due to changes in average balances and rates between the six months ended June 30, 2005 and the three months ended June 30, 2004.
Table Five
Volume and Rate Variance Analysis

	Six Months Ended
	June 30, 2005 versus June 30, 2004
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume(1)
	2005			2004
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale(2)	$78,516	$9,864	$9,988	$58,664
Securities — taxable(3)	26,406	(684)	(2,820)	29,910
Securities — nontaxable(2) (3)	3,044	(517)	1,009	2,552
Federal funds sold	21	13	2	6
Interest bearing bank deposits	69	82	(96)	83

Total interest income	$108,056	$8,758	$8,083	$91,215

Interest expense:
Demand deposits	$3,357	$369	$(132)	$3,120
Savings deposits	140	(28)	2	166
Other time deposits	19,227	3,677	2,092	13,458
Other borrowings	22,298	8,818	493	12,987

Total interest expense	45,022	12,836	2,455	29,731

Net interest income	$63,034	$(4,078)	$5,628	$61,484

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Three for further details.

(3)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.

Noninterest Income
     The major components of noninterest income are derived from service charges on deposit accounts as well as other banking products and services from the Corporation’s various lines of business including brokerage, mortgage, insurance and financial management. In addition, the Corporation realizes gains and losses from the sale of bond and equity securities and income from its BOLI policies.
     Noninterest income increased $2.4 million, or 16 percent, to $17.3 million for the three months ended June 30, 2005 compared to the same period in 2004. Noninterest income was impacted during the second quarter of 2005 by a gain recognized as a result of a payment on BOLI claims of $0.9 million (nontaxable). Deposit service charges increased $0.7 million in part due to checking account growth. Other noninterest income increased $0.6 million due, in part, to growth in ATM, debit card and other miscellaneous fees as a result of increased transaction volume. Insurance services revenue increased $0.5 million due, in part, to a recently purchased insurance agency. Mortgage services income grew $0.2 million compared to the same 2004 period as the Corporation decided to sell a greater portion of its mortgage loan production in the second quarter of 2005. During the second quarter, a gain of $0.2 million was recognized from a sale-leaseback transaction involving a bank financial center, described in more detail below. These increases were partially offset by a $0.5 million reduction in securities sales gains, as the Corporation decreased its emphasis on securities gains.
     For the six months ended June 30, 2005, noninterest income increased $3.6 million, or 12 percent, to $33.1 million compared to the same period in 2004. Noninterest income was impacted during the second quarter of 2005 by a gain recognized as a result of a payment on BOLI claims of $0.9 million. Deposit service charges increased $1.3 million in part due to checking account growth. Other noninterest income increased $1.2 million due primarily to growth in ATM, debit card and other miscellaneous fees as a result of increased transaction volume. Insurance services revenue increased $0.9 million due, in part, to a recently purchased insurance agency. Mortgage services income grew $0.2 million compared to the same 2004 period as the Corporation decided to sell a greater portion of its mortgage loan production in the second quarter of 2005. These increases were partially offset by a $0.9 million reduction in securities sales gains, as the Corporation decreased its emphasis on securities gains.
     In June 2005, the Corporation entered into an agreement to sell and leaseback one of its financial center properties while a replacement financial center is constructed on an adjacent property. The transaction resulted in a gain of $1.3 million that will be recognized over the expected lease term of seven months. One-seventh, or $0.2 million, of the gain was recognized in the second quarter of 2005.
     The following table compares noninterest income for the three and six months ended June 30, 2005 and 2004.
Table Six
Noninterest Income

	Three Months				Six Months
	Ended June 30		Increase/(Decrease)		Ended June 30		Increase/(Decrease)
(Dollars in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Service charges on deposit accounts	$7,061	$6,346	$715	11.3%	$13,297	$11,951	$1,346	11.3%
Financial management income	1,596	1,545	51	3.3	3,176	3,047	129	4.2
Gain (loss) on sale of securities	18	494	(476)	(96.4)	(31)	820	(851)	(103.8)
Loss from equity method investments	(174)	(76)	(98)	(128.9)	(232)	(300)	68	(22.7)
Mortgage services income	817	596	221	37.1	1,211	1,024	187	18.3
Brokerage services income	793	902	(109)	(12.1)	1,595	1,872	(277)	(14.8)
Insurance services income	3,099	2,634	465	17.7	6,611	5,665	946	16.7
Bank owned life insurance	1,762	847	915	108.0	2,589	1,697	892	52.6
Gain on sale of property	188	—	188	NA	717	777	(60)	(7.7)
Other	2,157	1,602	555	34.6	4,198	3,002	1,196	39.8

Total noninterest income	$17,317	$14,890	$2,427	16.3%	$33,131	$29,555	$3,576	12.1%

Noninterest Expense
     Noninterest expense is primarily comprised of operating expenses for the Corporation. The major components are salaries and employee benefits, occupancy and equipment, professional fees and other operating expenses.
     Noninterest expense increased $1.7 million, or 6 percent, to $29.4 million for the three months ended June 30, 2005 compared to the same period in 2004. Salaries and employee benefits increased $1.5 million. This included a $1.1 million expense associated with a legacy employee benefit plan and an additional $0.2 million of personnel expense from the acquisition of an insurance agency during the fourth quarter of 2004. Data processing expenses increased $0.3 million due to increased debit card and software maintenance expenses. Occupancy and equipment increased $0.3 million as a result of additional financial center lease and depreciation expenses. These increases were partially offset by a $0.4 million decrease in professional fees primarily due to lower accounting, attorney and other consulting fees.
     Noninterest expense increased $2.2 million, or 4 percent, to $58.2 million for the six months ended June 30, 2005 compared to the same period in 2004. Salaries and employee benefits increased $2.1 million, which included a $1.1 million expense associated with an employee benefit plan and a previously disclosed $1.0 million expense associated with the retirement of the Corporation’s former CFO. Salary and employee benefits expense also included $0.4 million of additional costs from the insurance agency acquisition mentioned above. Data processing expenses increased $0.8 million due to increased debit card and software maintenance expenses. Occupancy and equipment increased $0.5 million as a result of additional financial center lease and depreciation expenses. These increases were partially offset by a $1.2 million decrease in professional fees primarily due to lower accounting, attorney and other consulting fees.
     The efficiency ratio, noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, less gain on the sale of securities, decreased to 59.7 and 61.6 percent for the three and six months ended June 30, 2005, respectively, compared to 60.5 and 62.1 percent for the same 2004 periods, respectively. The calculation of the efficiency ratio excludes gains on sale of securities of $18 thousand and $0.5 million for the three months ended June 30, 2005 and 2004, respectively, and losses on sale of securities of $31 thousand and gains on sale of securities of $0.8 million for the six months ended June 30, 2005 and 2004, respectively.
     The following table compares noninterest expense for the three and six months ended June 30, 2005 and 2004.
Table Seven
Noninterest Expense

	Three Months				Six Months
	Ended June 30		Increase/(Decrease)		Ended June 30		Increase/(Decrease)
(Dollars in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Salaries and employee benefits	$15,908	$14,368	$1,540	10.7%	$31,477	$29,391	$2,086	7.1%
Occupancy and equipment	4,687	4,379	308	7.0	9,068	8,616	452	5.2
Data processing	1,333	1,006	327	32.5	2,654	1,868	786	42.1
Marketing	1,065	1,126	(61)	(5.4)	2,145	2,244	(99)	(4.4)
Postage and supplies	1,187	1,306	(119)	(9.1)	2,395	2,577	(182)	(7.1)
Professional services	1,984	2,361	(377)	(16.0)	3,897	5,073	(1,176)	(23.2)
Telephone	551	507	44	8.7	1,079	1,001	78	7.8
Amortization of intangibles	126	96	30	31.3	257	214	43	20.1
Other	2,523	2,536	(13)	(0.5)	5,261	5,009	252	5.0

Total noninterest expense	$29,364	$27,685	$1,679	6.1%	$58,233	$55,993	$2,240	4.0%

Income Tax Expense
     Income tax expense for the three months ended June 30, 2005 was $5.1 million for an effective tax rate of 31.1 percent, compared to $5.0 million representing an effective tax rate of 32.7 percent for same period of 2004. The income tax expense for the six months ended June 30, 2005 amounted to $10.4 million representing an effective tax rate of 32.5 percent compared to $9.5 million for an effective tax rate of 32.7 percent for the same 2004 period. The effective tax rate was impacted by a nontaxable gain recognized as a result of a payment on BOLI claims of $0.9 million during the second quarter of 2005.
Balance Sheet Analysis
Securities-Available-for-Sale
     The securities portfolio, all of which is classified as available-for-sale, is a component of the Corporation’s Asset Liability Management (“ALM”) strategy. The decision to purchase or sell securities is based upon liquidity needs, changes in interest rates, changes in Management’s and the Bank’s risk tolerance, the composition of the rest of the balance sheet, and other factors. Securities-available-for-sale are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders’ equity.
     The fair value of the securities portfolio is determined by a third party. The valuation is determined as of a date within close proximity to the end of the reporting period based on market quotes and data.
     At June 30, 2005, securities-available-for-sale were $1.41 billion or 33 percent of total earning assets, compared to $1.65 billion or 40 percent of total earning assets at December 31, 2004. The decrease was primarily due to the sale of securities. Portfolio balances were also impacted by an increase in the pre-tax unrealized net losses in the portfolio due to a rise in short and intermediate-term interest rates. Pre-tax unrealized net losses on securities-available-for-sale were $17.9 million at June 30, 2005 compared to pre-tax unrealized net losses of $8.0 million at December 31, 2004.
     The weighted average duration of the portfolio was 2.94 years at June 30, 2005 compared to 3.10 years at December 31, 2004. Unrealized net losses in the securities-available-for-sale portfolio would generally increase in a rising rate environment.
Loan Portfolio
     The Corporation’s loan portfolio at June 30, 2005 consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the tenor can range out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. At June 30, 2005, current balances of the loans associated with the strategic partners program were $308.1 million. This portfolio includes commercial real estate, commercial non real estate and construction loans. This program enables the Corporation to diversify both its geographic and its total exposure risk.
Commercial Non Real Estate
     The Corporation’s commercial non real estate lending program is generally targeted to serve small-to-middle market businesses with annual sales of $50 million or less in the Corporation’s geographic area. Commercial lending includes commercial, financial, agricultural and industrial loans. Pricing on commercial non real estate loans is usually tied to widely recognized market indexes, such as the prime rate, the London Interbank Offer Rate (“LIBOR”), the U.S. dollar interest rate swap curve or rates on U.S. Treasury securities.

Commercial Real Estate
     Similar to commercial non real estate lending, the Corporation’s commercial real estate lending program is generally targeted to serve small-to-middle market business with annual sales of $50 million or less in the Corporation’s geographic area. The real estate loans are both owner occupied and project related.
Construction
     Real estate construction loans include both commercial and residential construction, together with construction/permanent loans, which are intended to convert to permanent loans upon completion of the construction project. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures primarily in the Corporation’s market area. From time to time, the Corporation sources construction loans through a correspondent relationship. At June 30, 2005, correspondent sourced loans represented 30 percent of the total construction loan portfolio. Loans are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.
Mortgage
     The Corporation originates 1-4 family residential mortgage loans throughout the Corporation’s footprint and in loan origination offices in Reston, Virginia and Raleigh, North Carolina. From time to time, the Corporation has purchased ARM loans in other market areas through a correspondent relationship. At June 30, 2005, loans purchased through this relationship represented 36 percent of the total mortgage loan portfolio. The Corporation offers a full line of products, including conventional, conforming, and jumbo fixed rate and adjustable rate mortgages which are originated and securitized or sold into the secondary market; however, from time to time a portion of this production is retained and then serviced through a third party arrangement.
Consumer
     The Corporation offers a wide variety of consumer loan products. Various types of secured and unsecured loans are marketed to qualifying existing customers and to other creditworthy candidates in the Corporation’s market area. Unsecured loans, including revolving credits (e.g. checking account overdraft protection and personal lines of credit) are provided and various installment loan products such as vehicle and marine loans are offered.
Home Equity
     Home Equity loans and lines are secured by first and second liens on the borrower’s residential real estate. As with all consumer lending, home equity loans are centrally decisioned and documented to ensure the underwriting conforms to the corporate lending policy.
     Gross loans increased $418.7 million, or 17 percent, to $2.86 billion at June 30, 2005 compared to $2.44 billion at December 31, 2004. The growth in loans was due to (i) a $233.7 million increase in mortgage loans, of which $208.3 million was attributable to the purchase of ARM loans during the first quarter of 2005, (ii) a $111.9 million increase in construction loans, (iii) a $32.9 million increase in home equity loans, (iv) a $24.0 million increase in consumer loans, (v) a $9.2 million increase in commercial real estate loans and (vi) a $7.0 million increase in commercial non real estate loans. No additional mortgage loans were purchased in the second quarter of 2005.
     The mix of variable-rate, adjustable-rate and fixed-rate loans is incorporated into the Corporation’s ALM strategy. As of June 30, 2005, of the $2.86 billion loan portfolio, approximately $1.65 billion were tied to variable interest rates, approximately $0.67 billion were fixed rate loans with scheduled maturities and $0.52 billion were ARMs with an initial fixed rate period after which the loan rate floats on a predetermined schedule.

     The table below summarizes loans in the classifications indicated as of June 30, 2005 and December 31, 2004.
Table Eight
Loan Portfolio Composition

	June 30,	%	December 31,	%
(Dollars in thousands)	2005	of Total Loans	2004	of Total Loans

Commercial real estate	$785,718	27.5%	$776,474	31.8%
Commercial non real estate	219,029	7.7	212,031	8.7
Construction	444,125	15.5	332,264	13.6
Mortgage	581,257	20.3	347,606	14.2
Consumer	328,163	11.5	304,151	12.5
Home equity	500,080	17.5	467,166	19.2

Total loans	2,858,372	100.0	2,439,692	100.0

Less — allowance for loan losses	(29,032)	(1.0)	(26,872)	(1.1)
Unearned income	(213)	(0.0)	(291)	(0.0)

Loans, net	$2,829,127	99.0%	$2,412,529	98.9%

Deposits
     Total deposits increased $141.5 million, or 5 percent, to $2.75 billion at June 30, 2005 compared to $2.61 billion at December 31, 2004. Noninterest bearing deposits grew by $29.2 million or 8 percent. Interest bearing checking and savings deposits increased $7.4 million or 2 percent, while money market accounts decreased $38.2 million or 8 percent. Certificates of deposit (“CDs”) also grew $143.2 million, with a $116.4 million increase in wholesale CDs and a $26.8 million increase in retail CDs. The increase in wholesale CDs is a part of the Corporation’s strategy to diversify its wholesale funding sources as evidenced by a $119.1 million decrease in Federal Home Loan Bank advances during the same period. Tables Two and Three provide information on the average deposit balances for the three and six months ended June 30, 2005 and 2004.
Other Borrowings
     The Corporation formed First Charter Capital Trust I (the “Trust”), a wholly owned business trust, in June 2005. The Trust issued Trust Securities that were sold to a third party. The proceeds of the sale of the Trust Securities were used to purchase subordinated debentures from the Corporation, which are presented as long-term borrowings in the Consolidated Balance Sheet and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations. The Trust Securities mature in 30 years and are redeemable at any time after June 29, 2010 at par or on the occurrence of certain events.
     Other borrowings also consist of Federal Funds purchased, securities sold under agreement to repurchase, FHLB borrowings and other miscellaneous borrowings. Securities sold under agreements to repurchase represent short-term borrowings by the Bank collateralized by a portion of the Corporation’s securities portfolio. These borrowings are an important source of funding to the Corporation. Access to alternate short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio and a blanket lien on certain qualifying commercial and single family loans held in the Corporation’s loan portfolio, as well as by participation interests in such loans held by FCB Real Estate, Inc., an affiliate of the Bank. Other borrowings increased $53.6 million during the first six months, to $1.50 billion at June 30, 2005, compared to December 31, 2004. As part of the Corporation’s strategy to diversify its wholesale funding sources, Federal Home Loan Bank advances decreased $125.0 million compared to December 31, 2004.

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
Loan Administration and Underwriting
     The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships less than $750 thousand may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750 thousand. The exceptions to this include City Executives (senior loan officers) who are authorized to approve relationships up to $1.0 million and the Bank’s Strategic Partners Division, whose manager has $1.5 million of loan authority for such relationships. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million and Strategic Partner relationships that exceed $1.5 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Risk Officer and the Credit Risk Management Committee comprised of executive and senior management. In addition, commitments over $10.0 million are reviewed by the Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. The Corporation has a general target lending limit of $10.0 million per relationship; however, at times some loan relationships may exceed that limit. As of June 30, 2005, the Corporation had fifteen relationships with exposure greater than the $10.0 million lending limit. At June 30, 2005, the total loan balance of these relationships was $97.5 million, all of which were current, with unfunded commitments totaling $105.4 million.
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
     At June 30, 2005, the substantial majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate portfolio, represents loans to borrowers within the Charlotte Metro region. The diversity of the Charlotte Metro region’s economic base tends to provide a stable lending environment; however, an economic downturn in the Corporation’s primary market area could adversely affect its business. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.
Derivatives
     Credit risk associated with derivatives is measured as the net replacement cost should the counter-parties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts after considering recoveries of underlying collateral. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counter-party upon the occurrence of certain events. In addition, the Corporation reduces risk by obtaining collateral based on individual assessments of the counter-parties to these agreements. The determination of the need for and levels of collateral will vary depending on the credit risk rating of the counter-party. See Asset-Liability Management and Interest Rate Risk for further details regarding interest rate swap agreements.
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
     Nonaccrual loans at June 30, 2005 decreased to $9.9 million compared to $14.0 million at December 31, 2004. The decrease includes the transfer of one large relationship totaling $2.6 million to OREO during the first quarter of 2005. As a result, OREO increased to $6.4 million at June 30, 2005 from $3.8 million at December 31, 2004.
     Nonaccrual loans at June 30, 2005 increased to $9.9 million compared to $9.3 million at March 31, 2005. OREO decreased to $6.4 million at June 30, 2005 from $7.6 million at March 31, 2005, primarily due to the sale of three properties during the second quarter of 2005.

     As a result of the Corporation’s continued focus on asset quality and generally improving economic conditions, asset quality remains solid. The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.
Table Nine
Nonperforming and Problem Assets

	June 30		March 31		December 31		September 30		June 30
(Dollars in thousands)	2005		2005		2004		2004		2004

Nonaccrual loans	$9,858		$9,282		$13,970		$14,237		$12,533
Other real estate owned	6,390		7,648		3,844		4,962		6,159

Total nonperforming assets	16,249		16,930		17,814		19,199		18,692

Loans 90 days or more past due and still accruing interest	—		—		—		56		—

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$16,249		$16,930		$17,814		$19,255		$18,692

Nonperforming assets as a percentage of:
Total assets	0.35%		0.38%		0.40%		0.44%		0.43%
Total loans and other real estate owned	0.57		0.62		0.73		0.79		0.79
Nonaccrual loans as a percentage of loans	0.34		0.34		0.57		0.59		0.53
Ratio of allowance for loan losses to nonperforming loans	2.95	x	2.96	x	1.92	x	1.89	x	2.08	x
     Nonaccrual loans at June 30, 2005 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Nonaccrual loans as a percentage of loans may increase as economic conditions change. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.
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

     During the first six months of 2005, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Based on its review for the six months ended June 30, 2005, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.
     The Corporation continuously reviews its portfolio for any concentrations of loans to any one borrower or industry. To analyze its concentrations, the Corporation prepares various reports showing total loans to borrowers by industry, as well as reports showing total loans to one borrower. At the present time, the Corporation does not believe it is overly concentrated in any industry or specific borrower and therefore has made no allocations of allowances for loan losses for this factor for any of the periods presented.
     The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. The percent of additional allocation for the operational reserve was increased during the first half of 2005 for loans originated using key referral sources, new commercial lenders, and finally the additional collateral risk associated with competitive market forces which are forcing the industry to increase the acceptable loan to value ratios for certain consumer based loans secured by real estate. The Corporation believes these additional risks are adequately provided for in its allowance for loan losses model.
     The table below presents certain data for the three and six months ended June 30, 2005 and 2004, including the following: (i) the allowance for loan losses at the beginning of the year, (ii) loans charged off and recovered (iii) loan charge-offs, net, (iv) the provision for loan losses, (v) the allowance for loan losses, (vi) the average amount of net loans outstanding, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to gross loans.
Table Ten
Allowance For Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance, beginning of period	$27,483	$25,736	$26,872	$25,607

Loan charge-offs:
Commercial non real estate	345	289	856	553
Commercial real estate	305	1,059	858	2,094
Mortgage	26	—	75	29
Consumer	615	851	1,216	1,705
Home equity	225	276	429	673

Total loans charged-off	1,516	2,475	3,434	5,054

Recoveries of loans previously charged-off:
Commercial non real estate	83	641	522	664
Mortgage	36	—	36	—
Consumer	68	150	258	384

Total recoveries of loans previously charged-off	187	791	816	1,048

Net charge-offs	1,329	1,684	2,618	4,006

Provision for loan losses	2,878	2,000	4,778	5,000
Allowance related to loans sold	—	—	—	(549)

Balance, June 30	$29,032	$26,052	$29,032	$26,052

Average loans	$2,781,606	$2,319,945	$2,665,063	$2,295,854
Net charge-offs to average loans (annualized)	0.19%	0.29%	0.20%	0.35%
Allowance for loan losses to gross loans	1.02	1.11	1.02	1.11

     The allowance for loan losses was $29.0 million or 1.02 percent of gross loans at June 30, 2005 compared to $26.9 million or 1.10 percent of gross loans at December 31, 2004. The allowance for loan losses as a percentage of loans decreased due to improved asset quality trends, as well as a change in the mix of the loan portfolio towards 1-4 family mortgages and home equity lines of credit. This type of secured lending generally carries lower credit risk and thus requires lower allocations in the Corporation’s allowance model. In addition, the allowance for loan losses was impacted by net charge-offs of $2.6 million and provision expense of $4.8 million for the six months ended June 30, 2005.
     The allowance for loan losses was also impacted by changes in the allocation of loan losses to various loan types. The total commercial loan allocation of allowance for loan losses decreased approximately $0.7 million in the first six months of 2005 primarily attributable to improved asset quality trends, which reduced the overall commercial allocation. The allocation of allowance for loan losses for consumer loans increased approximately $1.0 million in the first six months of 2005 due to consumer loan growth. The mortgage loan allocation of allowance for loan losses increased approximately $0.6 million in the first six months of 2005. This increase was primarily due to loan growth and potential risk characteristics of recently acquired loans.
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
     The Corporation continuously assesses its loan loss allocation methodology and model. In the second quarter of 2005, the Corporation changed two variables in its model. The Corporation now looks at the loss history of consumer loans over 36 month history, compared to a 12 month history previously. In addition, the Corporation looks at the loss history of commercial loans over a 60 month history, compared to a 36 month history previously. These changes were made to more accurately reflect the life cycle of the consumer and commercial loan portfolios. In isolation, these changes suggested an increase in the Corporation’s loan loss provision. The Corporation expects to continue to review and improve its allowance for loan losses allocation methodology in the future.

     The provision for loan losses increased to $2.9 million for the three months ended June 30, 2005 compared to $2.0 million for the same year ago period. The increase in the provision for loan losses was primarily attributable to the inherent risk associated with increased lending. The provision for loan losses was also impacted by a decrease in net charge-offs of $0.4 million for the three months ended June 30, 2005, compared to the same year-ago period. Net charge-offs for the three months ended June 30, 2005 amounted to $1.3 million, or 0.19 percent of average loans, compared to $1.7 million, or 0.29 percent of average loans for the same 2004 period.
     The provision for loan losses for the six months ended June 30, 2004, decreased to $4.8 million compared to $5.0 million for the same year ago period. The decrease in the provision for loan losses was primarily attributable to improved asset quality trends, as well as a change in the mix of the loan portfolio towards 1-4 family mortgages and home equity lines of credit. The provision for loan losses was also impacted by a decrease in net charge-offs of $1.4 million for the three months ended June 30, 2005, compared to the same year-ago period. Net charge-offs for the three months ended June 30, 2005 amounted to $2.6 million, or 0.20 percent of average loans, compared to $4.0 million, or 0.35 percent of average loans for the same 2004 period.
Market Risk Management
Asset-Liability Management and Interest Rate Risk
     The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance approval by Management and the Board of Directors. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings, market value or optionality in the balance sheet. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate shock scenarios. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering an increase or decrease in interest rates of 300 basis points over a twelve-month period. Assuming a 300 basis point pro-rata increase in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would positively impact net interest income by approximately 2.4 percent of net interest income at June 30, 2005. Assuming a 300 basis point pro-rata decrease in interest rates over a twelve-month period, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 2.8 percent of net interest income at June 30, 2005. Both of the rate shock scenarios are within Management’s acceptable range. The Corporation also completes instantaneous parallel interest rate shocks. Assuming a 300 basis point increase in interest rates on July 1, 2005, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 3.1 percent of net interest income at June 30, 2005. Assuming a 300 basis point decrease in interest rates at July 1, 2005, the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 6.9 percent of net interest income at June 30, 2005.
     During 2004, the Corporation entered into a series of interest rate swap agreements with a total notional amount of $222 million. For the six months ended June 30, 2005, the Corporation received interest at an average fixed-rate of 5.16 percent and paid interest at an average LIBOR-based variable-rate of 4.93 percent. The average remaining life at June 30, 2005 is 4.5 years.
     Interest rate swaps assist the Corporation’s balance sheet risk management process. The Corporation’s interest rate risk management strategy includes the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not have significant adverse effects on net interest income. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate liabilities are expected to substantially offset this unrealized appreciation or depreciation. Exposure to gains or losses on these contracts will change over their respective lives as interest rates fluctuate. The Corporation did not enter into any additional interest rate swaps during the six months ended June 30, 2005.
     Table Eleven summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest-bearing bank deposits are excluded from Table Eleven as their respective carrying values approximate their fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at June 30, 2005. These expected maturities, weighted average effective yields and fair values will change if interest rates change. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.
Table Eleven
Market Risk

June 30, 2005
		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Book value	$1,252,348	$216,445	$274,680	$365,227	$350,527	$31,741	$13,728
Weighted average effective yield	3.77%
Fair value	$1,236,388
Variable rate
Book value	$119,030	34,104	34,060	34,254	16,612	—	—
Weighted average effective yield	3.79%
Fair value	$116,934
Loans and loans held for sale
Fixed rate
Book value	$668,344	141,559	144,097	115,214	70,333	85,926	111,215
Weighted average effective yield	6.52%
Fair value	$673,536
Variable rate
Book value	$2,168,942	767,807	338,448	231,766	146,011	91,243	593,667
Weighted average effective yield	6.86%
Fair value	$2,250,522

Liabilities
Deposits
Fixed rate
Book value	$1,428,643	1,064,235	250,338	94,830	12,588	6,530	122
Weighted average effective yield	2.99%
Fair value	$1,427,455
Variable rate
Book value	$915,760	226,490	227,722	225,505	109,660	59,645	66,738
Weighted average effective yield	0.75%
Fair value	$873,216
Other borrowings
Fixed rate
Book value	$711,237	230,044	310,054	75,057	60	52,063	43,959
Weighted average effective yield	3.97%
Fair value	$730,947
Variable rate
Book value	$792,085	756,002	—	—	—	—	36,083
Weighted average effective yield	2.95%
Fair value	$796,491

Off-Balance Sheet Risk
     The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note Ten of the consolidated financial statements for further discussion of commitments. The Corporation does not have any off-balance sheet financing arrangements.
     The following table presents aggregated information about commitments of the Corporation, which could impact future periods.
Table Twelve
Commitments

As of June 30, 2005
	Amount of Commitment Expiration Per Period
	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$29,986	$3,680	$2,057	$389,407	$425,130
Standby Letters of Credit	10,889	254	—	—	11,143
Deposit Overdraft	41,571	—	—	—	41,571
Loan Commitments	463,370	99,918	24,417	16,505	604,210

Total Commitments	$545,816	$103,852	$26,474	$405,912	$1,082,054

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
     Liquidity is managed at two levels. The first is the liquidity of the Corporation. The second is the liquidity of the Bank. The management of liquidity at both levels is essential because the Corporation and the Bank each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements.
     The primary source of funding for the Corporation include dividends received from the Bank and proceeds from the issuance of equity. In addition the Corporation had a $25.0 million line of credit from a third party source with no outstandings and commercial paper outstandings of $41.7 million at June 30, 2005. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases and dividends paid to shareholders. During the second quarter of 2005, the Corporation issued the Trust Securities through a specially formed subsidiary. The Trust Securities are presented as long-term borrowings in the Consolidated Balance Sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. The Trust Securities mature in 30 years and are redeemable at any time after June 29, 2010 at par or on the occurrence of certain events.

     Primary sources of funding for the Bank include customer deposits (retail and wholesale), other borrowings, loan repayments and securities available for sale. The Bank has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At June 30, 2005, the Bank had an available line of credit with the FHLB totaling $1.39 billion with $1.01 billion outstanding. At June 30, 2005, the Bank also had federal funds back-up lines of credit totaling $90.0 million with $12.0 million outstanding. Primary uses of funds include repayment of maturing obligations and growth in loans.
Capital Management
     The objective of effective capital management is to generate above-market returns on equity to the Corporation’s shareholders while maintaining adequate regulatory capital ratios. The Corporation uses capital to fund growth, acquire assets, pay dividends and repurchase its common stock.
     Shareholders’ equity at June 30, 2005 increased to $327.7 million, representing 7.1 percent of period-end assets compared to $314.7 million or 7.1 percent of period-end assets at December 31, 2004. The increase was due mainly to net income of $21.6 million partially offset by cash dividends of $0.38 per share, which resulted in cash dividend payments of $11.1 million for the six months ended June 30, 2005. In addition, the after-tax unrealized loss on securities-available-for-sale increased $6.0 million to $10.8 million at June 30, 2005 compared to $4.9 million at December 31, 2004. This increase was due to a rise in short- and intermediate-term interest rates.
     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of June 30, 2005, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the three months ended June 30, 2005.
     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At June 30, 2005, no shares had been repurchased under this authorization.
     During the second quarter of 2005, the Corporation issued the Trust Securities through a specially formed subsidiary trust. The Trust Securities are presented as long-term borrowings in the Consolidated Balance Sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. The Trust Securities mature in 30 years and are redeemable at any time after June 29, 2010 at par or on the occurrence of certain events.
     The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At June 30, 2005, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks. In the judgment of management, there have been no events or conditions since June 30, 2005 that would change the “well capitalized” status of the Corporation or the Bank.

     The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the table below:
Table Thirteen
Capital Ratios

					To Be Well Capitalized
			For Capital		Under Current Prompt
			Adequacy Purposes		Corrective Action Provisions
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2005:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$381,220	11.58%	$263,315	8.00%	None	None
First Charter Bank	356,907	10.89	262,263	8.00	$327,829	10.00%

Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$352,114	10.70%	$131,657	4.00%	None	None
First Charter Bank	327,875	10.00	131,132	4.00	$196,697	6.00%

Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$352,114	7.79%	$180,893	4.00%	None	None
First Charter Bank	327,875	7.24	181,099	4.00	$226,374	5.00%
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
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(r) (“SFAS No. 123(r)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. FASB 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. FASB 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of FASB 123(r) for many registrants. Registrants that do not file as small business users must adopt FASB 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Corporation will adopt FASB 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Corporation will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset-Liability Management and Interest Rate Risk on page 37 for Quantitative and Qualitative Disclosures about Market Risk.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Sale of Unregistered Equity Securities
     As previously disclosed, on December 1, 2004, the Corporation, through First Charter Bank, its primary banking subsidiary, acquired substantially all of the assets of Smith & Associates Insurance Services, Inc., a property and casualty insurance agency (the “Agency”), pursuant to an Asset Purchase Agreement, dated as of the same date (the “Purchase Agreement”). No underwriters were used in connection with this transaction. In connection with this transaction, the Corporation issued an aggregate of 27,726 shares of the Corporation’s common stock valued at $750,000 to the Agency. On May 2, 2005, pursuant to the terms of the Purchase Agreement, the Corporation issued an additional 3,117 shares of the Corporation’s common stock valued at $84,315 to the Agency as a closing date balance sheet adjustment. The issuances of the shares in connection with this transaction were exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The Purchase Agreement also contemplates additional, subsequent issuances of the Corporation’s common stock based upon the future performance of the Agency. The Corporation expects the value of future issuances, if earned, to total approximately $750,000.
     (c) Issuer Purchases of Equity Securities
     The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended June 30, 2005.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
			as Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs (1)	Programs

April 1, 2005-April 30, 2005	—	—	—	1,625,400
May 1, 2005-May 31, 2005	—	—	—	1,625,400
June 1, 2005-June 30, 2005	—	—	—	1,625,400

Total	—	—	—	1,625,400

(1)	On January 24, 2002, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to 1.5 million shares of the Corporation’s common stock from time to time. As of June 30, 2005, the Corporation had repurchased 1,374,600 shares under this authorization. No shares were repurchased under this authorization during the quarter ended June 30, 2005. On November 3, 2003, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of June 30, 2005, no shares have been repurchased under this authorization. These stock repurchase plans have no set expiration or termination date.
Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
(a) First Charter Corporation’s Annual Meeting of Shareholders was held on April 27, 2005.
(c) The following are the voting results on each matter (exclusive of procedural matters) submitted to the shareholders:
1. To elect six directors to the Corporation’s Board of Directors with terms expiring in 2008.

	For	Withheld

William R. Black	21,343,447	1,702,134
James E. Burt, III	21,810,716	1,234,865
Jerry A. Felts	22,016,887	1,028,694
John J. Godbold, Jr.	22,057,743	987,838
L. D. Warlick, Jr.	22,080,067	965,514
William W. Waters	21,982,786	1,062,795
2.	To approve an amendment to the Corporation’s 2000 Omnibus Stock Option and Award Plan to increase the maximum number of shares of the Corporation’s common stock available for issuance pursuant to awards granted under the plan, from 2,000,000 to 3,500,000.

For	12,280,625
Against	5,299,460
Abstain	167,587
Non-vote	5,297,909
3.	To ratify the action of the Corporation’s Audit Committee in appointing KPMG LLP as the Corporation’s independent certified public accountants for 2005.

For	22,258,236
Against	660,013
Abstain	127,332
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No.
(per Exhibit Table
in item 601 of
Regulation S-K)	Description of Exhibits

4.1	Indenture dated June 28, 2005 between the Registrant and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 28, 2005

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION (Registrant)
Date: August 9, 2005	By:	/s/ Charles A. Caswell
Charles A. Caswell
Executive Vice President, Chief Financial Officer and Treasurer