Form 10-Q
period 2005-09-30
FIRST CHARTER CORP /NC/
filed 2005-11-09
CIK 717306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
     As of November 8, 2005 the Registrant had outstanding 30,665,039 shares of Common Stock, no par value.

First Charter Corporation
Form 10-Q for the Quarterly Period Ended September 30, 2005

PART 1. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
First Charter Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30
	2005	December 31
(Dollars in thousands, except share data)	(Unaudited)	2004

Assets:
Cash and due from banks	$123,489	$90,238
Federal funds sold	1,997	1,589
Interest bearing bank deposits	5,885	6,184

Cash and cash equivalents	131,371	98,011

Securities available for sale (cost of $1,399,054 and $1,660,703; carrying amount of pledged collateral $982,932 and $1,140,234)	1,374,163	1,652,732
Loans held for sale	7,309	5,326

Loans	2,930,361	2,439,692
Less: Unearned income	(216)	(291)
Allowance for loan losses	(29,788)	(26,872)

Loans, net	2,900,357	2,412,529

Premises and equipment, net	103,925	97,565
Goodwill and other intangible assets	21,470	21,594
Other assets	161,127	143,848

Total assets	$4,699,722	$4,431,605

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$420,531	$377,793
Interest bearing	2,452,462	2,232,053

Total deposits	2,872,993	2,609,846

Federal funds purchased and securities sold under agreements to repurchase	446,107	250,314
Commercial paper and other short-term borrowings	173,276	325,684
Long-term debt	819,005	873,738
Other liabilities	57,296	57,336

Total liabilities	4,368,677	4,116,918

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 30,596,835 and 30,054,256 shares	130,913	121,464
Common stock held in Rabbi Trust for deferred compensation	(877)	(808)
Deferred compensation payable in common stock	877	808
Retained earnings	215,194	198,085
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale, net	(15,062)	(4,862)

Total shareholders’ equity	331,045	314,687

Total liabilities and shareholders’ equity	$4,699,722	$4,431,605

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(Dollars in thousands, except share and per share data)	2005	2004	2005	2004

Interest income:
Loans	$45,892	$31,349	$124,303	$89,827
Federal funds sold	15	5	36	11
Interest bearing bank deposits	38	39	107	122
Securities	13,135	15,689	41,520	47,258

Total interest income	59,080	47,082	165,966	137,218

Interest expense:
Deposits	14,487	8,916	37,211	25,660
Federal funds purchased and securities sold under agreements to repurchase	3,484	738	7,611	1,922
Federal Home Loan Bank and other borrowings	10,019	6,633	28,190	18,436

Total interest expense	27,990	16,287	73,012	46,018

Net interest income	31,090	30,795	92,954	91,200
Provision for loan losses	2,770	1,600	7,548	6,600

Net interest income after provision for loan losses	28,320	29,195	85,406	84,600

Noninterest income:
Service charges on deposit accounts	7,321	6,781	20,618	18,732
Financial management income	1,358	1,602	4,534	4,649
Gain (loss) on sale of securities	12	1,267	(19)	2,087
Gain on sale of deposits and loans	—	339	—	339
Gain (loss) from equity method investments	29	—	(203)	(300)
Mortgage services income	873	365	2,084	1,389
Brokerage services income	888	612	2,483	2,484
Insurance services income	2,796	2,464	9,407	8,129
Bank owned life insurance	863	860	3,452	2,557
Gain on sale of properties	566	—	1,283	777
Other	2,337	1,749	6,535	4,751

Total noninterest income	17,043	16,039	50,174	45,594

Noninterest expense:
Salaries and employee benefits	15,901	14,779	47,378	44,170
Occupancy and equipment	4,344	4,115	13,412	12,731
Data processing	1,310	945	3,964	2,813
Marketing	1,076	1,141	3,221	3,385
Postage and supplies	1,092	1,204	3,487	3,781
Professional services	2,064	2,264	5,961	7,337
Telephone	537	496	1,616	1,497
Amortization of intangibles	129	111	386	325
Other	2,490	2,292	7,751	7,301

Total noninterest expense	28,943	27,347	87,176	83,340

Income before income taxes	16,420	17,887	48,404	46,854
Income tax expense	4,368	6,499	14,763	15,971

Net income	$12,052	$11,388	$33,641	$30,883

Net income per share:
Basic	$0.39	$0.38	$1.11	$1.04
Diluted	$0.39	$0.38	$1.10	$1.02
Weighted average shares:
Basic	30,575,440	29,810,917	30,383,039	29,797,642
Diluted	30,891,887	30,231,191	30,704,138	30,134,952
See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
 (Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
	Common Stock		Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2003	29,720,163	$115,270	$(636)	$636	$178,008	$6,161	$299,439
Comprehensive income:
Net income	—	—	—	—	30,883	—	30,883
Unrealized loss on securities available for sale, net	—	—	—	—	—	(7,023)	(7,023)

Total comprehensive income							23,860
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(139)	—	—	—	(139)
Deferred compensation payable in common stock	—	—	—	139	—	—	139
Cash dividends	—	—	—	—	(16,670)	—	(16,670)
Stock options exercised and Dividend	70,944	1,183	—	—	—	—	1,183
Reinvestment Plan stock issued
Shares issued in connection with business acquisition	20,244	425	—	—	—	—	425
Restricted stock issued	18,547	414	—	—	—	—	414

Balance, September 30, 2004	29,829,898	$117,292	$(775)	$775	$192,221	$(862)	$308,651

Balance, December 31, 2004	30,054,256	$121,464	$(808)	$808	$198,085	$(4,862)	$314,687
Comprehensive income:
Net income	—	—	—	—	33,641	—	33,641
Unrealized loss on securities available for sale, net	—	—	—	—	—	(10,200)	(10,200)

Total comprehensive income							23,441
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(69)	—	—	—	(69)
Deferred compensation payable in common stock	—	—	—	69	—	—	69
Cash dividends	—	—	—	—	(16,532)	—	(16,532)
Stock options exercised and Dividend	528,062	9,101	—	—	—	—	9,101
Reinvestment Plan stock issued
Restricted stock issued	11,400	264	—	—	—	—	264
Shares issued in connection with business acquisition	3,117	84	—	—	—	—	84

Balance, September 30, 2005	30,596,835	$130,913	$(877)	$877	$215,194	$(15,062)	$331,045

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30
(Dollars in thousands)	2005	2004

Cash flows from operating activities:
Net income	$33,641	$30,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,548	6,600
Depreciation	6,998	6,672
Amortization of intangibles	386	325
Premium amortization and discount accretion, net	1,929	2,964
Net loss (gain) on securities available for sale transactions	19	(2,087)
Net loss (gain) on sale of foreclosed assets	88	(104)
Write-downs on foreclosed assets	128	—
Net loss on sale of equipment	—	61
Loss from equity method investments	203	300
Gain on sale of deposits and loans	—	(339)
Net gain on sale property	(1,283)	(777)
Payment on BOLI claims	(935)	—
Origination of mortgage loans held for sale	(112,051)	(76,031)
Proceeds from sale of mortgage loans held for sale	110,068	34,959
Increase in cash surrender value of bank owned life insurance	(1,826)	(2,557)
Decrease in other assets	(4,747)	(879)
(Decrease) Increase in other liabilities	(6,593)	11,621

Net cash provided by operating activities	33,573	11,611

Cash flows from investing activities:
Proceeds from sales of securities available for sale	173,570	94,272
Proceeds from maturities of securities available for sale	139,941	373,765
Purchase of securities available for sale	(53,812)	(468,436)
Net increase in loans	(501,432)	(187,601)
Proceeds from sale of loans	—	5,828
Proceeds from sales of other real estate	3,694	4,093
Net purchases of premises and equipment	(13,359)	(6,736)
Acquisition of businesses, net of cash paid	—	(6,918)

Net cash used in investing activities	(251,398)	(191,733)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	157,739	130,441
Net increase in certificates of deposit	105,410	8,225
Net increase (decrease) In federal funds purchased and securities sold under agreements to repurchase	195,793	(31,765)
Net decrease in commercial paper and other short-term borrowings	(152,408)	(95,834)
Proceeds from the issuance of long-term debt and trust preferred securities	186,857	330,000
Retirement of long-term debt	(235,039)	(150,039)
Proceeds from issuance of common stock	9,365	1,597
Dividends paid	(16,532)	(16,670)

Net cash provided by financing activities	251,185	175,955

Net increase (decrease) in cash and cash equivalents	33,360	(4,167)
Cash and cash equivalents at beginning of period	98,011	113,506

Cash and cash equivalents at end of period	$131,371	$109,339

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest	$69,116	$46,275
Cash paid for income taxes	21,986	10,473
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate	6,057	2,116
Unrealized loss on securities available for sale (net of tax effect of ($6,720) and ($4,488), respectively)	(10,200)	(7,023)
Issuance of common stock for business acquisition	84	425
Loans held for sale securitized and transferred to the securities available for sale portfolio	—	40,742
Allowance related to loans sold	—	584
See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004
     First Charter Corporation (the “Corporation”) is a regional financial services company with assets of approximately $4.70 billion as of September 30, 2005 and it is the holding company for First Charter Bank (“First Charter” or “the Bank”). The Bank is a full-service bank and trust company with 53 financial centers, two loan production offices, four insurance offices and 110 ATMs located in 19 counties throughout North Carolina, predominantly in the Charlotte Metro region of North Carolina. The Bank provides businesses and individuals with a broad range of financial services, including banking, financial planning, funds management, investments, insurance, mortgages and a full array of employee benefit programs.
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
     The significant accounting policies followed by the Corporation are presented on pages 56 to 65 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. With the exception of the Corporation’s policy regarding trust-preferred securities adopted during fiscal 2005, these policies have not materially changed from the disclosure in that report.
Trust-Preferred Securities
     The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II (collectively, the “Trusts”), in June 2005 and September 2005, respectively, both are wholly owned business trusts. First Charter Capital Trust I and First Charter Capital Trust II issued $35 million and $25 million, respectively, of trust-preferred securities (the “Trust Securities”) that were sold to third parties through private placements. The Trusts are not consolidated by the Corporation, as it is not the primary beneficiary as defined by FIN 46R. These securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts are subordinated debentures of the Corporation (the “Notes”). The Trusts are 100 percent owned by the Corporation. The subordinated debentures issued to these trust are included in long-term borrowings in the Consolidated Balance Sheet.
     The Trusts have invested the proceeds of the Trust Securities in the Notes. Each issue of the Notes has an interest rate equal to the corresponding distribution rate of the Trust Securities. The Trust Securities are subject to mandatory redemption upon repayment of the related Notes at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Corporation upon concurrent repayment of the related Notes.

Note Two — Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2005 and 2004, respectively. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented.
     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004

Basic weighted average number of common shares outstanding	30,575,440	29,810,917	30,383,039	29,797,642
Dilutive effect arising from potential common stock issuances	316,447	420,274	321,099	337,310

Diluted weighted average number of common shares outstanding	30,891,887	30,231,191	30,704,138	30,134,952

     The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2005, this amount was 800 thousand shares and 1.2 million shares, respectively, and for both the three and nine months ended September 30, 2004 this amount was 700 thousand shares.
     Dividends declared by the Corporation were $0.19 per share for both the three months ended September 30, 2005 and 2004, and $0.57 per share and $0.56 per share for the nine months ended September 30, 2005 and 2004, respectively.
Note Three — Business Segment Information
     The Corporation operates one reportable segment, the Bank, the Corporation’s primary banking subsidiary. The Bank provides businesses and individuals with commercial, consumer and mortgage loans, deposit banking services, brokerage services, insurance products, and comprehensive financial planning solutions to individual and commercial clients. The results of operations of the Bank constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation. Included in Other are intercompany transactions and the parent company’s revenues, expenses, assets which include cash, securities-available-for-sale and investments in venture capital limited partnerships, and liabilities which include commercial paper and subordinated debentures.
     The accounting policies of the business segments are the same as those described in Note One on pages 56 to 65 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
     The Corporation continuously assesses its assumptions, methodologies and reporting classifications to better reflect the true economics of the Corporation’s business segments. Based on these continuous assessments, during the second quarter of 2005, the Corporation changed the composition of its reportable segments to collapse insurance, brokerage, mortgage and financial planning services into the Bank. Accordingly, the Corporation restated its business segment disclosure for prior periods.

     Information regarding the reportable segment’s separate results of operations and segment assets for the three months ended September 30, 2005 and 2004, is provided in the following tables:

Three Months Ended September 30, 2005
(Dollars in thousands)	The Bank	Other (1)	Totals

Total interest income	$59,062	$18	$59,080
Total interest expense	27,292	698	27,990

Net interest income	31,770	(680)	31,090
Provision for loan losses	2,770	—	2,770
Total noninterest income	17,000	43	17,043
Total noninterest expense	28,888	55	28,943

Net income before income taxes	17,112	(692)	16,420
Income taxes expense	4,569	(201)	4,368

Net income	$12,543	$(491)	$12,052

Total loans held for sale and loans, net	$2,907,666	$—	$2,907,666
Total assets	4,685,649	14,074	4,699,723

Three Months Ended September 30, 2004
(Dollars in thousands)	The Bank	Other (1)	Totals

Total interest income	$47,081	$1	$47,082
Total interest expense	16,096	191	16,287

Net interest income	30,985	(190)	30,795
Provision for loan losses	1,600	—	1,600
Total noninterest income	15,481	558	16,039
Total noninterest expense	27,297	50	27,347

Net income before income taxes	17,569	318	17,887
Income taxes expense	6,386	113	6,499

Net income	$11,183	$205	$11,388

Total loans held for sale and loans, net	$2,403,584	$—	$2,403,584
Total assets	4,387,159	21,885	4,409,044

(1)	Included in Other are revenues, expenses and assets of the parent company and eliminations.

     Information regarding the reportable segment’s separate results of operations and segment assets for the nine months ended September 30, 2005 and 2004, is provided in the following tables:

Nine Months Ended September 30, 2005
(Dollars in thousands)	The Bank	Other (1)	Totals

Total interest income	$165,929	$37	$165,966
Total interest expense	71,816	1,196	73,012

Net interest income (loss)	94,113	(1,159)	92,954
Provision for loan losses	7,548	—	7,548
Total noninterest income	50,062	112	50,174
Total noninterest expense	87,015	161	87,176

Net income (loss) before income taxes	49,612	(1,208)	48,404
Income taxes expense (benefit)	15,132	(369)	14,763

Net income (loss)	$34,480	$(839)	$33,641

Total loans held for sale and loans, net	$2,907,666	$—	$2,907,666
Total assets	4,685,649	14,073	4,699,722

Nine Months Ended September 30, 2004
(Dollars in thousands)	The Bank	Other (1)	Totals

Total interest income	$137,177	$41	$137,218
Total interest expense	45,469	549	46,018

Net interest income (loss)	91,708	(508)	91,200
Provision for loan losses	6,600	—	6,600
Total noninterest income	44,219	1,375	45,594
Total noninterest expense	83,196	144	83,340

Net income before income taxes	46,131	723	46,854
Income taxes expense	15,725	246	15,971

Net income	$30,406	$477	$30,883

Total loans held for sale and loans, net	$2,403,584	$—	$2,403,584
Total assets	4,387,159	21,885	4,409,044

(1)	Included in Other are revenues, expenses and assets of the parent company and eliminations.
Note Four — Goodwill and Other Intangible Assets
     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of September 30, 2005 and December 31, 2004:

	September 30,		December 31,
	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements	$1,037	$971	$1,037	$949
Customer lists	2,372	870	2,270	545
Mortgage servicing rights	7,557	6,313	7,557	5,910
Other intangibles(1)	306	111	306	72

Total	$12,383	$9,376	$12,281	$8,587

Unamortized intangible assets:
Goodwill(2)	$19,707	$—	$19,547	$—

(1)	Other intangibles include trade name and proprietary software.

(2)	Goodwill of $19,707 is recorded in the Bank.

     Amortization expense, excluding amortization of mortgage servicing rights, totaled $129 thousand and $386 thousand for the three and nine months ended September 30, 2005, respectively, and $111 thousand and $325 thousand for the three and nine months ended September 30, 2004, respectively.
     The following table presents the estimated amortization expense for intangible assets for the years ended December 31, 2005, 2006, 2007, 2008, 2009, and 2010 and thereafter:

	Noncompete	Customer	Mortgage	Other
(Dollars in thousands)	Agreements	Lists	Servicing Rights	Intangibles	Total

2005	$30	$431	$515	$51	$1,027
2006	30	386	377	45	838
2007	28	315	281	39	663
2008	—	245	186	32	463
2009	—	174	117	26	317
2010 and after	—	276	171	41	488

Total	$88	$1,827	$1,647	$234	$3,796

Note Five — Comprehensive Income
     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.
     The Corporation’s total comprehensive income for the nine months ended September 30, 2005 was $23.4 million (net of tax) compared to a total comprehensive income of $23.9 million (net of tax) for the same 2004 period. Information concerning the Corporation’s other comprehensive income (loss) for the nine months ended September 30, 2005 and 2004 is as follows:

	For the Nine Months Ended September 30,
	2005			2004
(Dollars in thousands)	Pre-Tax Amount	Tax Effect	After Tax Amount	Pre-Tax Amount	Tax Effect	After Tax Amount

Comprehensive income:
Net income	$48,404	$14,763	$33,641	$46,854	$15,971	$30,883

Other comprehensive loss:
Unrealized losses on securities:
Unrealized losses arising during period	(16,939)	(6,729)	(10,210)	(9,424)	(3,674)	(5,750)
Less: Reclassification for realized (losses) gains	(19)	(9)	(10)	2,087	814	1,273

Unrealized losses, net of reclassification	$(16,920)	$(6,720)	$(10,200)	$(11,511)	$(4,488)	$(7,023)

Total comprehensive income	$31,484	$8,043	$23,441	$35,343	$11,483	$23,860

Note Six — Securities-Available-for-Sale
     Securities-available-for-sale at September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$29,840	$52	$382	$29,510
US government agency obligations	617,198	114	12,462	604,850
Mortgage-backed securities	582,865	468	14,095	569,238
State, county, and municipal obligations	108,372	1,487	241	109,618
Equity securities	55,779	168	—	55,947
Other	5,000	—	—	5,000

Total	$1,399,054	$2,289	$27,180	$1,374,163

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$54,755	$331	$712	$54,374
US government agency obligations	697,083	908	6,021	691,970
Mortgage-backed securities	731,389	3,349	8,357	726,381
State, county, and municipal obligations	112,935	2,568	123	115,380
Equity securities	64,541	86	—	64,627

Total	$1,660,703	$7,242	$15,213	$1,652,732

     Securities with an aggregate carrying value of $982.9 million and $1.14 billion at September 30, 2005 and December 31, 2004, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) borrowings.
     Gross gains and losses recognized on the sale of securities are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross gains	$12	$1,394	$1,226	$2,512
Gross losses	—	(127)	(1,245)	(425)

Net gains (losses)	$12	$1,267	$(19)	$2,087

     At September 30, 2005 and December 31, 2004, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $49.8 million and $59.3 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are redeemable at par value from the FHLB. In addition, the Bank owned Federal Reserve Bank stock with a cost basis (par value) of $4.9 million and $4.1 million at September 30, 2005 and December 31, 2004, respectively, which is included in equity securities.
     At September 30, 2005, mortgage-backed securities of $546.0 million were considered temporarily impaired. The Corporation’s mortgage-backed securities are investment grade securities backed by a pool of mortgages or trust deeds. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. U.S. government agency obligations of $588.7 million were considered temporarily impaired at September 30, 2005. U.S. government agency obligations are interest-bearing debt securities of U.S. government agencies (i.e. FNMA and FHLMC). U.S. government obligations of $14.6 million were considered temporarily impaired at September 30, 2005. These obligations are debt securities issued by the U.S. Treasury. State, county and municipal obligations of $14.8 million were considered temporarily impaired at September 30, 2005.
     The unrealized losses shown in the following table resulted primarily from an increase in short-term and intermediate rates.

As of September 30, 2005

	Less than 12 months		12 months or longer		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

US government obligations	$4,852	$(96)	$9,729	$(286)	$14,581	$(382)
US government agency obligations	296,391	(4,962)	292,358	(7,500)	588,749	(12,462)
Mortgage-backed securities	205,692	(3,092)	340,284	(11,003)	545,976	(14,095)
State, county and muncipal obligations	7,635	(53)	7,136	(188)	14,771	(241)

Total temporarily impaired securities	$514,570	$(8,203)	$649,507	$(18,977)	$1,164,077	$(27,180)

     At September 30, 2005, investments in a gross unrealized loss position included three U.S. government obligations, forty-six U.S. agency securities, fifty-four mortgage-backed securities and thirteen municipal obligations. The unrealized losses associated with these securities were not considered to be other-than-temporary, because they were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or the issuer. In addition, investments that have been in an unrealized loss position for longer than one year have an external credit rating of AAA by Standard & Poors or are US government obligations issued by the U.S. Treasury. At September 30, 2005, the Corporation had the ability and the intent to hold these investments to recovery of fair market value. See Note Twelve for further details regarding the actions taken by the Corporation during the fourth quarter of 2005 impacting the securities available for sale portfolio.
Note Seven — Derivatives
     The Corporation accounts for interest rate swaps as a hedge of the fair value of designated liabilities. For the three months ended September 30, 2005 and 2004, the Corporation recognized a net gain of $5 thousand and a net loss of $18 thousand, respectively, for the portion of the interest rate swap market value change that did not have an offsetting change in the value of the hedged instrument (“ineffective”). For the nine months ended September 30, 2005 and 2004, the Corporation recognized a net gain of $5 thousand and $1 thousand, respectively, for the ineffective portion of the interest rate swaps. The Corporation records the derivative hedging instruments at fair value in other assets. These instruments had gross unrealized losses of $10.8 million and no gross unrealized gains at September 30, 2005.
     Information concerning the Corporation’s derivative instruments for the nine months ended September 30, 2005 is as follows:

September 30, 2005
		Average	Average	Average
	Notional	Receive	Pay	Remaining	Fair Value
(Dollars in thousands)	Amount	Rate	Rate	Maturity in Years	Gains	Losses	Ineffectiveness

Fair Value Hedges:
Interest rate swaps — received fixed	$222,000	5.16%	4.88%	4.26	$—	$(10,793)	$5
     According to the provisions of SFAS No. 133, the “short cut” method assumes that the change in the fair value of the derivative hedging instrument and the hedged debt obligation is one hundred percent correlated, which results in no ineffectiveness and no income statement effect. Of the $222.0 million aggregate notional amount of interest rate swap agreements entered into during 2004, three out of seven agreements totaling $90.0 million qualify for the “short cut” method; therefore, there was no impact on earnings during the three and nine months ended September 30, 2005 from those interest rate swap agreements. See Note Twelve for further details regarding the actions taken by the Corporation during the fourth quarter of 2005 impacting the Corporation’s derivatives.

Note Eight — Loans and Allowance for Loan Losses
     The Corporation’s primary market area includes North and South Carolina, and predominately centers around the Metro region of Charlotte, North Carolina. At September 30, 2005, the majority of the total loan portfolio was to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.
     Loans at September 30, 2005 and December 31, 2004 were:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$795,362	27.1%	$776,474	31.8%
Commercial non real estate	227,762	7.8	212,031	8.7
Construction	484,911	16.6	332,264	13.6
Mortgage	582,673	19.9	347,606	14.2
Consumer	346,772	11.8	304,151	12.5
Home equity	492,881	16.8	467,166	19.2

Total loans	$2,930,361	100.0%	$2,439,692	100.0%

     Loans held for sale consist primarily of 15- and 30-year mortgages which the Corporation intends to sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or market, and at September 30, 2005 no valuation allowance was recorded. Loans held for sale were $7.3 million and $5.3 million at September 30, 2005 and December 31, 2004, respectively.
     The following is a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance, beginning of period	$29,032	$26,052	$26,872	$25,607

Provision for loan losses	2,770	1,600	7,548	6,600
Allowance related to loans sold	—	(35)	—	(584)

Charge-offs	(2,197)	(1,432)	(5,631)	(6,489)
Recoveries	183	674	999	1,725

Net charge-offs	(2,014)	(758)	(4,632)	(4,764)

Balance, September 30	$29,788	$26,859	$29,788	$26,859

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest at the dates indicated.

	September 30	December 31
(Dollars in thousands)	2005	2004

Nonaccrual loans	$7,071	$13,970
Other real estate owned	6,079	3,844

Total nonperforming assets	13,150	17,814

Loans 90 days or more past due and still accruing	—	—

Total nonperforming assets and loans 90 days or more past due and still accruing	$13,150	$17,814

     The recorded investment in individually impaired loans was $3.0 million (all of which were on nonaccrual status) and $7.7 million (all of which were on nonaccrual status) at September 30, 2005 and December 31, 2004, respectively. The related allowance for loan losses on these loans was $822 thousand and $2.1 million at September 30, 2005 and December 31, 2004, respectively. The average recorded investment in individually impaired loans for the nine months ended September 30, 2005 and 2004 was $4.6 million and $6.4 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$12,052	$11,388	$33,641	$30,883
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(500)	(465)	(1,597)	(1,406)

Pro forma net income	$11,551	$10,923	$32,044	$29,477

Earnings per share:
Basic—as reported	$0.39	$0.38	$1.11	$1.04

Basic—pro forma	$0.38	$0.37	$1.05	$0.99

Diluted—as reported	$0.39	$0.38	$1.10	$1.02

Diluted—pro forma	$0.37	$0.36	$1.04	$0.98

Note Ten — Commitments, Contingencies and Off-Balance Sheet Risk
     Commitments and Off-Balance Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at September 30, 2005 of standby letters of credit issued or modified during the three months ended September 30, 2005 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.
     At September 30, 2005, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $430.0 million, loan commitments totaling $654.9 million, deposit overdrafts of $44.0 million and standby letters of credit of $12.9 million. Of the $430.0 million of preapproved unused lines of credit, $27.0 million were at fixed rates and $403.0 million were at floating rates. Of the $654.9 million of loan commitments, $119.3 million were at fixed rates and $535.6 million were at floating rates. Of the $12.9 million of standby letters of credit, $12.6 million expire in less than one year and $0.3 million expire in one to three years. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The

Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not limited to, accounts receivable, inventory and commercial and residential real estate.
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
     Separately, during the third quarter of 2005, the Corporation reduced previously accrued taxes by approximately $730 thousand due to reduced risk on certain tax contingencies.
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

Note Twelve — Subsequent Event
     On October 19, 2005 Management and Board Asset Liability Committees recommended, and First Charter’s Board of Directors authorized, Management to carry out a series of initiatives to reposition and deleverage the balance sheet. These initiatives were executed on October 20 and 21, 2005. As a result, the Corporation will realize an approximate $31.3 million pre-tax charge in the fourth quarter of 2005. The repositioning included the following actions:
     The Corporation sold approximately $466 million in fixed rate investment securities which resulted in a pre-tax loss on the sale of securities of approximately $16.7 million.
     The Corporation extinguished $222 million of its FHLB advances and related interest rate swaps. The Corporation incurred a prepayment penalty of approximately $6.4 million pre-tax to extinguish these FHLB advances and incurred a loss of approximately $7.7 million pre-tax on the extinguishment of the related interest rate swaps.
     The Corporation extinguished $25 million in FHLB advances and incurred a prepayment penalty of approximately $0.5 million pre-tax to extinguish this debt.
     The Corporation used the remaining surplus cash proceeds, together with the proceeds of the Trust Securities sold by First Charter Capital Trust II, or approximately $224 million, to repay overnight borrowings, primarily with the FHLB. The Corporation did not incur a prepayment penalty related to this payment.

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
     Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements, and which may be beyond the Corporation’s control, include, among others, the following possibilities: (1) projected results in connection with management’s implementation of, or changes in, the Corporation’s business plan and strategic initiatives, including the balance sheet initiatives, are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions, including deposit attrition, customer retention and revenue loss, or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment, or interest rate policies of the Board of Governors of the Federal Reserve System, may reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) legislation or regulatory requirements or changes thereto, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (9) regulatory compliance cost increases are greater than expected; (10) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation; (11) the Corporation’s competitors may have greater financial resources and may develop products that enable them to compete more successfully in the markets in which it operates; and (12) changes in the securities markets, including changes in interest rates, may adversely affect the Corporation’s ability to raise capital from time to time.
Overview
     The Corporation is a bank holding company established as a North Carolina Corporation in 1983, with one wholly-owned banking subsidiary, First Charter Bank. The Corporation’s principal executive offices are located in Charlotte, North Carolina. The Bank is a full service bank and trust company that had 53 financial centers and four insurance offices, as of September 30, 2005. These facilities are located in 19 counties, predominantly in the Charlotte Metro region of North Carolina. The Corporation also operates a loan production office in Raleigh, North Carolina and Reston, Virginia. The operation in Reston, Virginia also serves as a holding company for certain subsidiaries, which own real estate and real estate-related assets including first and second residential mortgage loans.
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
     Recently, the executive management team went through a noteworthy transition. On July 1, 2005, Robert E. James Jr. was elected President and Chief Executive Officer by the Corporation’s Board of

Directors. James has been with First Charter since 1999. Charles A. Caswell joined First Charter in February 2005 as Executive Vice President and Chief Financial Officer. Cecil O. Smith joined First Charter in March 2005, as Executive Vice President and Chief Information Officer. Rick A. Manley was promoted to Chief Banking Officer in July 2005. Manley joined the company in 1999. Completing the executive management team, Stephen M. Rownd continues as Chief Risk Officer. Rownd joined First Charter in February 2000.
     First Charter has adopted a community banking model. The Community Banking model is a customer oriented approach grounded in providing truly exceptional service to our customers every day. Management believes this model works best when it is applied against large bureaucratic competitors because it allows us to clearly distinguish ourselves. First Charter competes against three of the largest banks in the country as well as other community banks, savings and loan associations, credit unions and finance companies. This model has greatly contributed to the Corporation’s growth and success.
     First Charter is committed to attracting new customers, as well as retaining existing customers. We utilize a highly disciplined approach to sales and marketing to support these goals. Additionally, we provide a comprehensive set of products that not only meet our customer needs but also compare favorably to our larger competitors. First Charter provides convenience to our customers through our branch network, ATMs, on-line banking and bill payment, and the 24-hour telephone call center.
     As part of its growth strategy, the Corporation opened its first financial center in Raleigh on October 3, 2005, offering a full suite of First Charter’s banking services for individuals and small businesses. The Corporation previously opened a loan production office in Raleigh in the first quarter of 2005. The Corporation expects to expand its presence in the Raleigh area by opening 3 new financial centers in the first quarter of 2006. Additionally, the Corporation opened two new replacement financial centers during the third quarter: One in Monroe, NC and one in Concord, NC. The Corporation also added a new financial center in Charlotte on October 24, 2005, bringing the total number of financial centers to 55.
     The Corporation derives interest income through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts, the Corporation’s various lines of business including brokerage, insurance and financial management, and from Bank Owned Life Insurance (“BOLI”). Also, the Corporation may recognize gains or losses from securities portfolio management and transactions involving bank owned property.
     The Corporation’s operations are divided into several lines of business including community banking, brokerage, insurance, and financial management. Community banking provides a variety of depository accounts including interest and non-interest bearing checking accounts, certificates of deposit and money market accounts. In addition, community banking offers numerous loan products including commercial, consumer, real estate, mortgage and home equity loans. The community bank maintains 110 ATM’s and enables customers to access their accounts on-line.
     First Charter Brokerage Services offers full service and discount brokerage services, annuity sales and financial planning services pursuant to a third party arrangement. First Charter Insurance Services, Inc. is a North Carolina Corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte Metro region. Financial Management provides comprehensive financial planning solutions to individual and commercial clients as well as record keeping services for many national companies.
     Growing fee income through these lines of business is an area of emphasis. These business lines diversify the Corporation’s earnings with minimal credit risk. The Corporation, through a subsidiary of the Bank, acquired an insurance agency during the fourth quarter of 2004. This acquisition expanded the reach of the Corporation’s insurance services to businesses and individuals throughout the Charlotte Metro region and contributed to the increases in insurance services revenues during 2005. Brokerage revenues increased compared to the third quarter of 2004 as a result of improved market conditions. The Corporation continuously reviews other opportunities for new products and new services to offer to new and existing customers.

     Loan growth is a major focus of the Corporation. Although the lending environment is highly competitive, the loan portfolio has shown steady growth during 2005 in all major loan categories. Management believes the Corporation is positioned for future loan growth due to an improving market for commercial loans, an increased number of commercial loan officers, an increased focus on small business loans and its expansion into the Raleigh market. During the first quarter of 2005, the Corporation purchased $215.5 million of adjustable-rate mortgage (“ARM”) loans. This purchase was executed under a previously disclosed strategy in which the sale of investment securities and portfolio cash flows would fund the ARM purchases.
     One of the Corporation’s strategies is to minimize its funding costs through growing low-cost deposit balances and diversifying its funding sources. Compared to June 30, 2005, deposits have grown $121.6 million or 4 percent, while other borrowings have declined $64.9 million, or 4 percent. As a result, the composition of funding sources has shifted, with higher cost wholesale funding sources decreasing to 41 percent of total funding sources at September 30, 2005, compared to 43 percent at June 30, 2005.
     Credit risk management is another area of emphasis. The Corporation devotes significant resources to the measurement and management of the risk inherent in lending. These efforts, combined with a favorable macroeconomic environment, have resulted in the asset quality trends remaining positive.
     The Corporation is also focusing on improving the net interest margin. Competitive pricing pressures on both sides of the balance sheet and a flat yield curve have acted to compress the net interest margin. During the fourth quarter of 2005, the Corporation executed a series of initiatives to reposition and deleverage its balance sheet. The Corporation expects that these initiatives will improve the net interest margin and enhance its interest rate risk and liquidity risk profiles. In addition, these initiatives are expected to be accretive to earnings and thus improve the Corporation’s earnings quality and capital ratios. As a result of executing these initiatives, the Corporation will realize an approximate $31.3 million pre-tax ($20.0 million after-tax) charge in the fourth quarter of 2005. The repositioning included the following actions:
•	The Corporation sold approximately $466 million in fixed rate investment securities with an average book yield of 3.50 percent and an average life of 3.1 years. This resulted in a pre-tax loss on the sale of securities of approximately $16.7 million ($10.7 million after-tax).

•	The Corporation extinguished $222 million of its FHLB advances and related interest rate swaps with an average effective cost of 3-Month LIBOR plus 183 basis points, or 5.67 percent at the time of extinguishment. The remaining average life of the debt and swaps was approximately 4.2 years and maturities ranged from June, 2006 to March, 2011. The Corporation incurred a prepayment penalty of approximately $6.4 million pre-tax ($4.1 million after-tax) to extinguish these FHLB advances and incurred a loss of approximately $7.7 million pre-tax ($5.0 million after-tax) on the extinguishment of the related interest rate swaps.

•	The Corporation extinguished $25 million in FHLB advances with a fixed rate of 4.82 percent and a final maturity of June, 2011. The Corporation incurred a prepayment penalty of approximately $0.5 million pre-tax ($0.3 million after-tax) to extinguish this debt.

•	The Corporation used the remaining surplus cash proceeds, together with the proceeds of the Trust Securities sold by First Charter Capital Trust II, or approximately $224 million, to repay FHLB overnight borrowings. The Corporation did not incur a prepayment penalty related to this payment.
     The Corporation also wants to ensure it has sufficient capital and liquidity to support anticipated future growth. To support this, the Corporation issued $35 million and $25 million in floating rate, trust-preferred securities (the “Trust Securities”) through specially formed subsidiary trusts in the second quarter and third quarter of 2005, respectively.

Financial Overview
     Net income was $12.1 million, or $0.39 per diluted share, for the three months ended September 30, 2005, an increase of 6 percent from net income of $11.4 million, or $0.38 per diluted share, for the same period in 2004. Net income for the nine months ended September 30, 2005 was $33.6 million, or $1.10 per diluted share, an increase of 9 percent from net income of $30.9 million, or $1.02 per diluted share, for the same 2004 period.
     The annualized return on average assets and common shareholders equity was 1.02 percent and 14.6 percent for the three months ended September 30, 2005, respectively, compared to 1.04 percent and 15.3 percent for the same period in 2004. The annualized return on average assets and common shareholders equity was 0.99 percent and 14.0 percent for the nine months ended September 30, 2005, respectively, compared to 0.96 percent and 13.8 percent for the same period in 2004.
     Net interest income was $31.1 million during the three months ended September 30, 2005 compared to $30.8 million for the three months ended September 30, 2004, representing a 1 percent increase. The provision for loan losses was $2.8 million for the three months ended September 30, 2005 compared to $1.6 million for the same period a year ago. Net charge-offs for the three months ended September 30, 2005 were $2.0 million compared to $0.8 million for the same 2004 period. For the three months ended September 30, 2005, noninterest income increased $1.0 million, or 6 percent, to $17.0 million primarily due to increases in service charges, other miscellaneous fees, insurance services income and property sale gains. Noninterest expense increased $1.6 million, or 6 percent, to $28.9 million primarily due to increased salary and employee benefit costs, data processing expense and increased occupancy and equipment expense.
     Net interest income for the nine months ended September 30, 2005 was $93.0 million compared to $91.2 million for the same 2004 period. For the nine months ended September 30, 2005, the provision for loan losses was $7.5 million compared to $6.6 million for the same 2004 period. Net charge-offs for the nine months ended September 30, 2005 were $4.6 million compared to $4.8 million for the same 2004 period. For the nine months ended September 30, 2005, noninterest income increased $4.6 million, or 10 percent, to $50.2 million primarily due to increases in service charges, a gain recognized as a result of a payment on BOLI claims (nontaxable), other miscellaneous fees, insurance services income, mortgage services income and property sale gains. These gains were partially offset by lower security sale gains. Noninterest expense increased $3.8 million, or 5 percent, to $87.2 million primarily due to increase salary and employee benefit costs as a result of a previously disclosed $1.1 million expense associated with an employee benefit plan and a previously disclosed $1.0 million expense associated with the retirement of the Corporation’s former CFO, and increased data processing expenses.

Table One
Selected Financial Data

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Income statement
Interest income	$59,080	$47,082	$165,966	$137,218
Interest expense	27,990	16,287	73,012	46,018

Net interest income	31,090	30,795	92,954	91,200
Provision for loan losses	2,770	1,600	7,548	6,600
Noninterest income	17,043	16,039	50,174	45,594
Noninterest expense	28,943	27,347	87,176	83,340

Income before income taxes	16,420	17,887	48,404	46,854
Income tax expense	4,368	6,499	14,763	15,971

Net income	$12,052	$11,388	$33,641	$30,883

Per common share
Basic net income	$0.39	$0.38	$1.11	$1.04
Diluted net income	0.39	0.38	1.10	1.02
Cash dividends declared	0.19	0.19	0.57	0.56
Period-end book value	10.82	10.35	10.82	10.35
Average shares outstanding — basic	30,575,440	29,810,917	30,383,039	29,797,642
Average shares outstanding — diluted	30,891,887	30,231,191	30,704,138	30,134,952
Ratios
Return on average shareholders’ equity (1)	14.57%	15.28%	13.98%	13.81%
Return on average assets (1)	1.02	1.04	0.99	0.96
Net interest margin (1) (2)	2.92	3.10	2.99	3.12
Average loans to average deposits	103.30	92.53	101.55	92.53
Average equity to average assets	7.03	6.83	7.07	6.96
Efficiency ratio (2) (3)	59.44	59.35	60.17	61.15
Dividend payout	48.72	50.00	51.82	54.90
Selected period end balances
Securities available for sale	$1,374,163	$1,630,655	$1,374,163	$1,630,655
Loans held for sale	7,309	5,468	7,309	5,468
Loans	2,930,361	2,425,276	2,930,361	2,425,276
Allowance for loan losses	29,788	26,859	29,788	26,859
Total assets	4,699,722	4,409,044	4,699,722	4,409,044
Total deposits	2,872,993	2,557,062	2,872,993	2,557,062
Borrowings	1,438,388	1,482,340	1,438,388	1,482,340
Total liabilities	4,368,677	4,100,393	4,368,677	4,100,393
Total shareholders’ equity	331,045	308,651	331,045	308,651
Selected average balances
Loans and loans held for sale	2,904,954	2,393,362	2,749,716	2,335,669
Earning assets	4,331,780	4,035,259	4,230,801	3,972,099
Total assets	4,665,301	4,343,207	4,551,516	4,290,442
Total deposits	2,812,165	2,586,524	2,707,776	2,524,190
Borrowings	1,471,482	1,411,579	1,469,110	1,422,049
Total shareholders’ equity	328,115	296,539	321,711	298,737

(1)	Annualized

(2)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.

(3)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain on sale of securities.

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
Earnings Performance
Net Interest Income and Margin
     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and nine months ended September 30, 2005 and 2004 is presented in Tables Two and Three. Net interest income on a taxable-equivalent basis (“FTE”) is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the three and nine months ended September 30, 2005 and 2004 are analyzed in Tables Four and Five. The discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.
     For the three months ended September 30, 2005, net interest income amounted to $31.1 million, an increase of approximately 1 percent from net interest income of $30.8 million for the three months ended September 30, 2004. The increase was primarily due to a $511.6 million increase in average loan balances and an increase in the proportion of noninterest bearing deposits to the composition of funding sources. This was partially offset by a $207.1 million reduction in the average securities portfolio balances and by higher rates paid on interest bearing liabilities relative to increases in asset yields. In addition, net interest income was impacted by an unanticipated dividend reduction during the third quarter of 2005 from the Corporation’s investment in the Federal Home Bank of Atlanta.
     The net interest margin (tax-adjusted net interest income divided by average interest-earning assets) decreased 18 basis points to 2.92 percent for the three months ended September 30, 2005, compared to 3.10 percent in the same 2004 period. The net interest margin was negatively impacted by a 108 basis point increase in the cost of interest bearing liabilities. Partially offsetting this increase was a 78 basis point increase in earning asset yields for the three months ended September 30, 2005 as compared to the same 2004 period.
     The cost of interest bearing liabilities was impacted by a 156 basis point increase in other borrowing costs and an 80 basis point increase in deposit yields compared to the same 2004 time period. Interest-bearing liability average balances increased $241.0 million compared to September 30, 2004. The increase was primarily due to a $181.1 million increase in interest-bearing deposit average balances compared to September 30, 2004, as retail certificates of deposit average balances increased $115.1 million and wholesale deposit average balances increased $113.5 million. Other borrowings average balances increased $59.9 million. The increase in wholesale CDs is a part of the Corporation’s strategy to diversify its wholesale funding sources as evidenced by a $164.1 million decrease in Federal Home Loan Bank advances average balances during the same period. In addition, the Corporation issued the Trust Securities through a specially formed subsidiary trust to reduce existing debt and raise additional capital to support franchise growth.
     Earning asset yields were impacted by a 106 basis point increase in loan yields, while security yields declined 13 basis points for the third quarter of 2005 compared to 2004. Interest earning asset average balances increased $296.5 million to $4.33 billion at September 30, 2005 compared to $4.04 billion for the same 2004 period. These increases were primarily due to growth in the Corporation’s average loan balances, which increased $511.6 million, compared to September 30, 2004. Loan balances increased, in part, due to the purchase of whole loan ARMs during the first quarter of 2005, which contributed $203.9 million to average loans and loans held for sale. This purchase was executed under a previously disclosed strategy in which the sale of investment securities and portfolio cash flows would fund the ARM loan purchases. These ARM loans have similar average lives and a higher yield than the securities sold. There were no additional ARM loan purchases in the second or third quarters of 2005. The ARM loan purchase contributed to a $207.1 million reduction in security portfolio average balances, compared to September 30, 2004. A significant portion of the decrease in securities yields (6 basis points) was the result of an unanticipated dividend reduction during the third quarter from our investment in the Federal Home Bank of Atlanta.
     For the nine months ended September 30, 2005, net interest income amounted to $93.0 million, an increase of approximately 2 percent from net interest income of $91.2 million for the nine months ended September 30, 2004. The increase was primarily due to a $414.0 million increase in average loan balances and an increase in the proportion of noninterest bearing deposits to the composition of funding sources. This was partially offset by a $144.7 million reduction in the average balance of the securities portfolio and by higher rates paid on interest bearing liabilities relative to increases in asset yields.
     The net interest margin (tax-adjusted net interest income divided by average interest-earning assets) decreased 13 basis points to 2.99 percent for the nine months ended September 30, 2005, compared to 3.12 percent in the same 2004 period. The net interest margin was negatively impacted by an 87 basis point increase in the cost of interest bearing liabilities. Partially offsetting this increase was a 63 basis point increase in earning asset yields for the nine months ended September 30, 2005 as compared to the same 2004 period.
     The cost of interest bearing liabilities was impacted by a 135 basis point increase in other borrowing costs and a 57 basis point increase in deposit yields compared to the same 2004 time period. Interest-bearing liability average balances increased $196.9 million compared to September 30, 2004. The increase was primarily due to a $149.8 million increase in interest-bearing deposit average balances compared to September 30, 2004, as retail certificates of deposit average balances increased $81.5 million and wholesale deposit average balances increased $103.4 million. In addition, other borrowing average balances increased $47.0 million, which includes the issuance of the Trust Securities.
     Earning assets yields were impacted by a 90 basis point increase in loan yields and a 10 basis point decrease in security yields for the first nine months of 2005 compared to 2004. Interest earning asset average balances increased $258.7 million to $4.23 billion at September 30, 2005 compared to $3.97 billion for the same 2004 period. These increases were primarily due to growth in the Corporation’s average loan balances, which increased $414.0 million, compared to September 30, 2004. Loan balances increased, in part, due to the purchase of whole loan ARMs during the first quarter of 2005, which contributed $174.6 million to average loans and loans held for sale. This purchase was executed under the previously disclosed strategy discussed above. These transactions contributed to a $144.7 million reduction in the average balance of the securities portfolio, compared to September 30, 2004.
     The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance limits by Management and the Board of Directors. As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. The Corporation expects the repositioning of the balance sheet to improve net interest income and the net interest margin and reduce interest rate risk.
     The following table compares interest income and yields for interest earning asset average balances and interest expense and rates paid on interest bearing liability average balances for the three months ended September 30, 2005 and 2004. In addition, the table includes the net interest margin.
Table Two
Average Balances and Net Interest Income Analysis

	Third Quarter 2005			Third Quarter 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense(6)	Paid(5) (6)

Interest earning assets:
Loans and loans held for sale (1) (2) (3)	$2,904,954	$45,941	6.28%	$2,393,362	$31,406	5.22%
Securities — taxable (6)	1,311,296	12,160	3.71	1,538,980	14,846	3.86
Securities — nontaxable (6)	108,737	1,500	5.52	88,176	1,298	5.89
Federal funds sold	1,746	15	3.49	1,596	5	1.17
Interest bearing bank deposits	5,047	38	2.98	13,146	39	1.18

Total earning assets (4) (6)	4,331,780	59,654	5.48	4,035,260	47,594	4.70

Cash and due from banks	106,838			89,314
Other assets	226,683			218,632

Total assets	$4,665,301			$4,343,207

Interest bearing liabilities:
Demand deposits	841,800	2,908	1.37	885,218	1,831	0.82
Savings deposits	122,884	69	0.22	123,102	79	0.26
Other time deposits	1,430,468	11,510	3.19	1,205,780	7,006	2.31
Other borrowings	1,471,482	13,503	3.64	1,411,579	7,371	2.08

Total interest bearing liabilities	3,866,634	27,990	2.87	3,625,679	16,287	1.79

Noninterest bearing sources:
Noninterest bearing deposits	417,013			372,424
Other liabilities	53,539			48,565
Shareholders’ equity	328,115			296,539

Total liabilities and shareholders’ equity	$4,665,301			$4,343,207

Net interest spread (6)			2.61			2.91
Impact of noninterest bearing sources			0.31			0.19

Net interest income/ yield on earning assets (6)		$31,664	2.92%		$31,307	3.10%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes loan fees and amortization of deferred loan fees of approximately $610 and $524 for the third quarter of 2005 and 2004, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the third quarter of 2005 and 2004. The adjustments made to convert to a taxable-equivalent basis were $574 and $512 for the third quarter of 2005 and 2004, respectively.

(5)	Annualized

(6)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.

     The following table compares interest income and yields for interest earning asset average balances and interest expense and rates paid on interest bearing liability average balances for the nine months ended September 30, 2005 and 2004. In addition, the table includes the net interest margin.
Table Three
Average Balances and Net Interest Income Analysis

	Nine Months Ended September 30
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(6)	Balance	Expense	Paid (6)

Interest earning assets:
Loans and loans held for sale (1) (2)(3)	$2,749,716	$124,457	6.05%	$2,335,669	$90,070	5.15%
Securities — taxable (6)	1,363,140	38,566	3.77	1,537,039	44,756	3.88
Securities — nontaxable (6)	110,597	4,544	5.48	81,378	3,850	6.31
Federal funds sold	1,639	36	2.96	1,499	11	0.98
Interest bearing bank deposits	5,709	107	2.51	16,514	122	0.98

Total earning assets (4) (6)	4,230,801	167,710	5.29	3,972,099	138,809	4.66

Cash and due from banks	93,966			88,184
Other assets	226,749			230,159

Total assets	$4,551,516			$4,290,442

Interest bearing liabilities:
Demand deposits	810,926	6,266	1.03	847,405	4,950	0.78
Savings deposits	123,717	209	0.23	122,299	245	0.27
Other time deposits	1,383,723	30,736	2.97	1,198,815	20,465	2.28
Other borrowings	1,469,110	35,801	3.26	1,422,049	20,358	1.91

Total interest bearing liabilities	3,787,476	73,012	2.58	3,590,568	46,018	1.71

Noninterest bearing sources:
Noninterest bearing deposits	389,410			355,670
Other liabilities	52,919			45,467
Shareholders’ equity	321,711			298,737

Total liabilities and Shareholders’ equity	$4,551,516			$4,290,442

Net interest spread (6)			2.71			2.95
Impact of noninterest bearing sources			0.28			0.16

Net interest income/ yield on earning assets (6)		$94,698	2.99%		$92,791	3.12%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of approximately $1,606 and $1,693 for the nine months ended September 30, 2005 and 2004, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes and TEFRA disallowances for the first nine months of 2005 and 2004. The adjustments made to convert to a taxable-equivalent basis were $1,744 and $1,591 for the nine months ended September 30, 2005 and 2004, respectively.

(5)	Annualized

(6)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.

     The following table presents the changes in net interest income due to changes in average balances and rates between the three months ended September 30, 2005 and the three months ended September 30, 2004.
Table Four
Volume and Rate Variance Analysis

	Three Months Ended
	September 30, 2005 versus September 30, 2004
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume (1)
	2005			2004
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale (2)	$45,941	$7,134	$7,401	$31,406
Securities — taxable (3)	12,160	(532)	(2,154)	14,846
Securities — nontaxable (2)(3)	1,500	(92)	294	1,298
Federal funds sold	15	9	1	5
Interest bearing bank deposits	38	41	(42)	39

Total interest income	$59,654	$6,560	$5,499	$47,594

Interest expense:
Demand deposits	$2,908	$1,197	$(120)	$1,831
Savings deposits	69	(10)	(0)	79
Other time deposits	11,510	2,947	1,557	7,006
Other borrowings	13,503	5,701	431	7,371

Total interest expense	27,990	9,835	1,868	16,287

Net interest income	$31,664	$(3,275)	$3,632	$31,307

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

(3)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.

     The following table presents the changes in net interest income due to changes in average balances and rates between the nine months ended September 30, 2005 and the three months ended September 30, 2004.
Table Five
Volume and Rate Variance Analysis

	Nine Months Ended
	September 30, 2005 versus September 30, 2004
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume (1)
	2005			2004
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale (2)	$124,457	$17,034	$17,353	$90,070
Securities — taxable (3)	38,566	(1,198)	(4,992)	44,756
Securities — nontaxable (2)(3)	4,544	(598)	1,292	3,850
Federal funds sold	36	23	2	11
Interest bearing bank deposits	107	127	(142)	122

Total interest income	$167,710	$15,388	$13,513	$138,809

Interest expense:
Demand deposits	$6,266	$1,563	$(247)	$4,950
Savings deposits	209	(39)	3	245
Other time deposits	30,736	6,641	3,630	20,465
Other borrowings	35,801	14,533	910	20,358

Total interest expense	73,012	22,698	4,296	46,018

Net interest income	$94,698	$(7,310)	$9,217	$92,791

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Three for further details.

(3)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.
Noninterest Income
     The major components of noninterest income are derived from service charges on deposit accounts as well as other banking products and services from the Corporation’s various lines of business including brokerage, insurance and financial management. In addition, the Corporation realizes gains and losses from the sale of bond and equity securities, gains and losses from transactions involving bank owned property and income from its BOLI policies.
     Noninterest income increased $1.0 million, or 6 percent, to $17.0 million for the three months ended September 30, 2005 compared to the same period in 2004. During the third quarter, a gain of $0.6 million was recognized from a sale-leaseback transaction involving a bank financial center, described in more detail below. Other noninterest income increased $0.6 million due, in part, to growth in ATM, debit card and other miscellaneous fees as a result of increased transaction volume. Deposit service charges increased $0.5 million, in part, due to checking account growth and increased transaction volume. Mortgage services income grew $0.5 million compared to the same 2004 period as the Corporation decided to sell a greater portion of its mortgage loan production in the third quarter of 2005. Insurance services revenue increased $0.3 million primarily due to a purchased insurance agency in the fourth quarter of 2004 and brokerage services revenue increased $0.3 million. These increases were partially offset by a $1.3 million reduction in securities sales gains, as the Corporation decreased its emphasis on securities gains. In addition, a $0.3 million gain was recognized on the sale of deposits and loans in the third quarter of 2004.

     For the nine months ended September 30, 2005, noninterest income increased $4.6 million, or 10 percent, to $50.2 million compared to the same period in 2004. Deposit service charges increased $1.9 million in part due to checking account growth. Other noninterest income increased $1.8 million due primarily to growth in ATM, debit card and other miscellaneous fees as a result of increased transaction volume. Insurance services revenue increased $1.3 million due, in part, to a purchased insurance agency in the fourth quarter of 2004. BOLI revenues were impacted by a gain recognized as a result of a payment on claims of $0.9 million recognized in the second quarter of 2005. Mortgage services income grew $0.7 million compared to the same 2004 period as the Corporation decided to sell a greater portion of its mortgage loan production in the second quarter of 2005. Property sale gains of $1.3 million were recognized during 2005 from the sale of a branch facility in the first quarter of 2005 and a sale-leaseback transaction involving a bank financial center, described in more detail below. These increases were partially offset by a $2.1 million reduction in securities sales gains, as the Corporation decreased its emphasis on securities gains. In addition, a $0.3 million gain was recognized on the sale of one financial center’s deposits and loans in the third quarter of 2004.
     In June 2005, the Corporation entered into an agreement to sell and leaseback one of its financial center properties while a replacement financial center is constructed on an adjacent property. The transaction resulted in a gain of $1.3 million that will be recognized over the expected lease term of seven months. During the third quarter of 2005 $0.6 million of the gain has been recognized and $0.8 million has been recognized during the nine months ended September 30, 2005.
     The following table compares noninterest income for the three and nine months ended September 30, 2005 and 2004.
Table Six
Noninterest Income

	Three Months				Nine Months
	Ended September 30		Increase/(Decrease)		Ended September 30		Increase/(Decrease)
(Dollars in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Service charges on deposit accounts	$7,321	$6,781	$540	8.0%	$20,618	$18,732	$1,886	10.1%
Financial management income	1,358	1,602	(244)	(15.2)	4,534	4,649	(115)	(2.5)
Gain (loss) on sale of securities	12	1,267	(1,255)	(99.1)	(19)	2,087	(2,106)	(100.9)
Gain on sale of deposits and loans	—	339	(339)	(100.0)	—	339	(339)	(100.0)
Gain (loss) from equity method investments	29	—	29	N/A	(203)	(300)	97	(32.3)
Mortgage services income	873	365	508	139.2	2,084	1,389	695	50.0
Brokerage services income	888	612	276	45.1	2,483	2,484	(1)	(0.0)
Insurance services income	2,796	2,464	332	13.5	9,407	8,129	1,278	15.7
Bank owned life insurance	863	860	3	0.3	3,452	2,557	895	35.0
Gain on sale of property	566	—	566	NA	1,283	777	506	65.1
Other	2,337	1,749	588	33.6	6,535	4,751	1,784	37.5

Total noninterest income	$17,043	$16,039	$1,004	6.3%	$50,174	$45,594	$4,580	10.0%

Noninterest Expense
     Noninterest expense is primarily comprised of operating expenses for the Corporation. The major components are salaries and employee benefits, occupancy and equipment, professional fees and other operating expenses.
     Noninterest expense increased $1.6 million, or 6 percent, to $28.9 million for the three months ended September 30, 2005 compared to the same period in 2004. Salaries and employee benefits increased $1.1 million primarily due to additional personnel, including the acquisition of an insurance agency during the fourth quarter of 2004, extending service hours and staffing related to the Corporation’s entry into the Raleigh market. Data processing expenses increased $0.4 million due to increased debit card and software maintenance expenses. Occupancy and equipment increased $0.2 million as a result of additional financial center lease and depreciation expenses. These increases were partially offset by a $0.2 million decrease in professional fees primarily due to lower accounting, attorney and other consulting fees.

     Noninterest expense increased $3.8 million, or 5 percent, to $87.2 million for the nine months ended September 30, 2005 compared to the same period in 2004. Salaries and employee benefits increased $3.2 million, which included a $1.1 million expense associated with an employee benefit plan and a previously disclosed $1.0 million expense associated with the retirement of the Corporation’s former CFO. Salary and employee benefits expense also included additional costs from the insurance agency acquisition mentioned above, extended service hours and the entry into the Raleigh market as mentioned above. Data processing expenses increased $1.2 million due to increased debit card and software maintenance expenses. Occupancy and equipment increased $0.7 million as a result of additional financial center lease and depreciation expenses. These increases were partially offset by a $1.4 million decrease in professional fees primarily due to lower accounting, attorney and other consulting fees.
     The efficiency ratio, noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, less gain on the sale of securities, remained stable at 59.4 percent for both the three months ended September 30, 2004 and 2005. For the nine months ended September 30, 2005 the efficiency ratio decreased to 60.2 percent compared to 61.2 percent for the same 2004 period. The calculation of the efficiency ratio excludes gains on sale of securities of $12 thousand and $1.3 million for the three months ended September 30, 2005 and 2004, respectively, and losses on sale of securities of $19 thousand and gains on sale of securities of $2.1 million for the nine months ended September 30, 2005 and 2004, respectively.
     The following table compares noninterest expense for the three and nine months ended September 30, 2005 and 2004.
Table Seven
Noninterest Expense

	Three Months				Nine Months
	Ended September 30		Increase/(Decrease)		Ended September 30		Increase/(Decrease)
(Dollars in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Salaries and employee benefits	$15,901	$14,779	$1,122	7.6%	$47,378	$44,170	$3,208	7.3%
Occupancy and equipment	4,344	4,115	229	5.6	13,412	12,731	681	5.3
Data processing	1,310	945	365	38.6	3,964	2,813	1,151	40.9
Marketing	1,076	1,141	(65)	(5.7)	3,221	3,385	(164)	(4.8)
Postage and supplies	1,092	1,204	(112)	(9.3)	3,487	3,781	(294)	(7.8)
Professional services	2,064	2,264	(200)	(8.8)	5,961	7,337	(1,376)	(18.8)
Telephone	537	496	41	8.3	1,616	1,497	119	7.9
Amortization of intangibles	129	111	18	16.2	386	325	61	18.8
Other	2,490	2,292	198	8.6	7,751	7,301	450	6.2

Total noninterest expense	$28,943	$27,347	$1,596	5.8%	$87,176	$83,340	$3,836	4.6%

Income Tax Expense
     Income tax expense for the three months ended September 30, 2005 was $4.4 million for an effective tax rate of 26.6 percent, compared to $6.5 million representing an effective tax rate of 36.3 percent for the same period of 2004. The income tax expense for the nine months ended September 30, 2005 amounted to $14.8 million representing an effective tax rate of 30.5 percent compared to $16.0 million for an effective tax rate of 34.1 percent for the same 2004 period. The effective tax rate during the third quarter of 2005 was impacted by the reduction in previously accrued taxes due to reduced risk on certain tax contingencies. In addition, the effective rate was impacted by an increase in estimated nontaxable adjustments relative to taxable income. See Note Ten of the Notes to Interim Consolidated Financial Statements for further detail regarding the Corporation’s income taxes.

Balance Sheet Analysis
Securities-Available-for-Sale
     The securities portfolio, all of which is classified as available-for-sale, is a component of the Corporation’s Asset Liability Management (“ALM”) strategy. The decision to purchase or sell securities is based upon liquidity needs, changes in interest rates, changes in the Bank’s risk tolerance, the composition of the rest of the balance sheet, and other factors. Securities-available-for-sale are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders’ equity.
     The fair value of the securities portfolio is determined by a third party. The valuation is determined as of a date within close proximity to the end of the reporting period based on market quotes and data.
     At September 30, 2005, securities-available-for-sale were $1.37 billion or 32 percent of total earning assets, compared to $1.65 billion or 40 percent of total earning assets at December 31, 2004. The decrease was primarily due to the sale of securities. Portfolio balances were also impacted by an increase in the pre-tax unrealized net losses in the portfolio due to a rise in short and intermediate-term interest rates. Pre-tax unrealized net losses on securities-available-for-sale were $24.9 million at September 30, 2005 compared to pre-tax unrealized net losses of $8.0 million at December 31, 2004.
     The weighted average duration of the portfolio was 2.62 years at September 30, 2005 compared to 3.10 years at December 31, 2004. Unrealized net losses in the securities-available-for-sale portfolio would generally increase in a rising rate environment. As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. As a result the Corporation sold approximately $466 million of fixed rate investment securities in October of 2005.
Loan Portfolio
     The Corporation’s loan portfolio at September 30, 2005 consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the tenor can range out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. At September 30, 2005, current balances of the loans associated with the strategic partners program were $328.5 million. This portfolio includes commercial real estate, commercial non real estate and construction loans. This program enables the Corporation to diversify both its geographic and its total exposure risk.
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

Construction
     Real estate construction loans include both commercial and residential construction, together with construction/permanent loans, which are intended to convert to permanent loans upon completion of the construction project. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures primarily in the Corporation’s market area. From time to time, the Corporation sources construction loans through a correspondent relationship. At September 30, 2005, correspondent sourced loans represented 28 percent of the total construction loan portfolio. Loans are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.
Mortgage
     The Corporation originates 1-4 family residential mortgage loans throughout the Corporation’s footprint and through loan origination offices in Reston, Virginia and Raleigh, North Carolina. From time to time, the Corporation has purchased ARM loans in other market areas through a correspondent relationship. At September 30, 2005, loans purchased through this relationship represented 34 percent of the total mortgage loan portfolio. No mortgage loans have been purchased since the first quarter of 2005. The Corporation offers a full line of products, including conventional, conforming, and jumbo fixed rate and adjustable rate mortgages which are originated and securitized or sold into the secondary market; however, from time to time a portion of this production is retained and then serviced through a third party arrangement.
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
     Gross loans increased $490.7 million, or 20 percent, to $2.93 billion at September 30, 2005 compared to $2.44 billion at December 31, 2004. The growth in loans was due to: (i) a $235.1 million increase in mortgage loans, of which $197.0 million was attributable to the purchase of ARM loans during the first quarter of 2005; (ii) a $152.6 million increase in construction loans; (iii) a $42.6 million increase in consumer loans; (iv) a $25.7 million increase in home equity loans; (v) a $18.9 million increase in commercial real estate loans and (vi) a $15.7 million increase in commercial non real estate loans.
     The mix of variable-rate, adjustable-rate and fixed-rate loans is incorporated into the Corporation’s ALM strategy. As of September 30, 2005, of the $2.93 billion loan portfolio, approximately $1.67 billion were tied to variable interest rates, approximately $0.73 billion were fixed rate loans with scheduled maturities and $0.53 billion were ARMs with an initial fixed rate period after which the loan rate floats on a predetermined schedule.

     The table below summarizes loans in the classifications indicated as of September 30, 2005 and December 31, 2004.
Table Eight
Loan Portfolio Composition

	September 30,	%	December 31,	%
(Dollars in thousands)	2005	of Total Loans	2004	of Total Loans

Commercial real estate	$795,362	27.1%	$776,474	31.8%
Commercial non real estate	227,762	7.8	212,031	8.7
Construction	484,911	16.6	332,264	13.6
Mortgage	582,673	19.9	347,606	14.2
Consumer	346,772	11.8	304,151	12.5
Home equity	492,881	16.8	467,166	19.2

Total loans	2,930,361	100.0	2,439,692	100.0

Less — allowance for loan losses	(29,788)	(1.0)	(26,872)	(1.1)
Unearned income	(216)	(0.0)	(291)	(0.0)

Loans, net	$2,900,357	99.0%	$2,412,529	98.9%

Deposits
     Total deposits increased $263.1 million, or 10 percent, to $2.87 billion at September 30, 2005 compared to $2.61 billion at December 31, 2004. Money market accounts increased $102.0 million or 21 percent due in part to the Corporation’s efforts to reduce its reliance on wholesale funding sources and promote core deposit growth. Noninterest bearing deposits grew by $42.7 million or 11 percent. Interest bearing checking and savings deposits increased $13.0 million or 3 percent. Certificates of deposit (“CDs”) also grew $105.4 million, with a $134.4 million increase in wholesale CDs and a $29.0 million decrease in retail CDs. The increase in wholesale CDs is a part of the Corporation’s strategy to diversify its wholesale funding sources as evidenced by a $228.6 million decrease in Federal Home Loan Bank advances during the same period. Tables Two and Three provide information on the average deposit balances for the three and nine months ended September 30, 2005 and 2004.
Other Borrowings
     The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II (the “Trusts”), in June 2005 and September 2005, respectively; both are wholly owned business trusts. First Charter Capital Trust I and First Charter Capital Trust II issued $35 million and $25 million, respectively, of trust securities that were sold to third parties. The proceeds of the sale of the Trust Securities were used to purchase subordinated debentures from the Corporation, which are presented as long-term borrowings in the Consolidated Balance Sheet and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
     The following table is a summary of the outstanding Trust Securities and the Notes at September 30, 2005.
Table Nine
(Dollars in thousands)

		Aggregate
		Principal Amount	Aggregate		Per Annum
		of Trust	Principal	Stated	Interest	Interest
		Preferred	Amount of	Maturity of	Rate of the	Payment	Redemption
Issuer	Issuance Date	Securities	the Notes	the Notes	Notes	Dates	Period

First Charter Corporation
Capital Trust I	June 2005	35,000	36,083	September 2035	3 mo. LIBOR + 169 bps	3/15, 6/15, 9/15, 12/15	On or after 9/15/2010
Capital Trust II	September 2005	25,000	25,774	December 2035	3 mo. LIBOR + 142 bps	3/15, 6/15, 9/15, 12/15	On or after 12/15/2010

Total		$60,000	$61,857

     Other borrowings also consist of Federal Funds purchased, securities sold under agreement to repurchase, FHLB borrowings and other miscellaneous borrowings. Securities sold under agreements to repurchase represent short-term borrowings by the Bank collateralized by a portion of the Corporation’s securities portfolio. These borrowings are an important source of funding to the Corporation. Access to alternate short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio and a blanket lien on certain qualifying commercial and single family loans held in the Corporation’s loan portfolio, as well as by participation interests in such loans held by FCB Real Estate, Inc., an affiliate of the Bank. Other borrowings increased $11.3 million during the nine months ended September 30, 2005, to $1.44 billion, compared to December 31, 2004. As part of the Corporation’s strategy to diversify its wholesale funding sources, Federal Home Loan Bank advances decreased $228.6 million compared to December 31, 2004.
     As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. As a result, the Corporation extinguished approximately $446 million in FHLB overnight borrowings and term advances in October of 2005.
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
Loan Administration and Underwriting
     The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships less than $750 thousand may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750 thousand. The exceptions to this include City Executives (senior loan officers) who are authorized to approve relationships up to $1.0 million and the Bank’s Strategic Partners Division, whose manager has $1.5 million of loan authority for such relationships. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million and Strategic Partner relationships that exceed $1.5 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Risk Officer and the Credit Risk Management Committee comprised of executive and senior management. In addition, commitments over $10.0 million are reviewed by the Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. As of September 30, 2005, the Corporation had a legal lending limit of $59.3 million and a general target lending limit of $10.0 million per relationship. At times, some loan relationships may exceed the general target lending limit. As of September 30, 2005, the Corporation had twelve relationships with exposure greater than the $10.0 million lending limit. At September 30, 2005, the total loan balance of these relationships was $92.2 million, all of which were current, with unfunded commitments totaling $90.9 million.
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
     At September 30, 2005, the substantial majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate portfolio, represents loans to borrowers within the Charlotte Metro region. The diversity of the Charlotte Metro region’s economic base tends to provide a stable lending environment; however, an economic downturn in the Corporation’s primary market area could adversely affect its business. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.
Derivatives
     Credit risk associated with derivatives is measured as the net replacement cost should the counter-parties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts after considering recoveries of underlying collateral. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counter-party upon the occurrence of certain events. In addition, the Corporation reduces risk by obtaining collateral based on individual assessments of the counter-parties to these agreements. The determination of the need for and levels of collateral will vary depending on the credit risk rating of the counter-party. See Asset-Liability Management and Interest Rate Risk for further details regarding interest rate swap agreements. As previously discussed the Corporation repositioned its balance sheet in the fourth quarter of 2005. As a result, the Corporation extinguished $222 million in debt and related interest rate swaps in October of 2005.
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
     Nonaccrual loans at September 30, 2005 decreased to $7.1 million compared to $14.0 million at December 31, 2004, primarily due to the pay-off and charge-off of several large commercial loans and the transfer of one large relationship totaling $2.6 million to OREO during the first quarter of 2005. OREO increased to $6.1 million at September 30, 2005 from $3.8 million at December 31, 2004. The increase includes the transfer of one large relationship totaling $2.6 million from nonaccrual status to OREO during the first quarter of 2005.
     Nonaccrual loans at September 30, 2005 decreased to $7.1 million compared to $9.9 million at June 30, 2005 primarily due to the remediation of several large commercial loans. OREO decreased to $6.1 million at September 30, 2005 from $6.4 million at June 30, 2005,
     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.
Table Ten
Nonperforming and Problem Assets

	September 30		June 30		March 31		December 31		September 30
(Dollars in thousands)	2005		2005		2005		2004		2004

Nonaccrual loans	$7,071		$9,858		$9,282		$13,970		$14,237
Other real estate owned	6,079		6,390		7,648		3,844		4,962

Total nonperforming assets	13,150		16,249		16,930		17,814		19,199

Loans 90 days or more past due and still accruing interest	—		—		—		—		56

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$13,150		$16,249		$16,930		$17,814		$19,255

Nonperforming assets as a percentage of:
Total assets	0.28%		0.35%		0.38%		0.40%		0.44%
Total loans and other real estate owned	0.45		0.57		0.62		0.73		0.79
Nonaccrual loans as a percentage of loans	0.24		0.34		0.34		0.57		0.59
Ratio of allowance for loan losses to nonperforming loans	4.21	x	2.95	x	2.96	x	1.92	x	1.89	x
     Nonaccrual loans at September 30, 2005 were not concentrated in any one industry and primarily consisted of several large credits secured by real estate. Nonaccrual loans as a percentage of loans may increase as economic conditions change. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.
     Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor, as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. As of September 30, 2005, no loans were 90 days or more past due and still accruing interest.
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

     During the nine months ended September 30, 2005, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Based on its review for the nine months ended September 30, 2005, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.
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
     The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. The percent of additional allocation for the operational reserve was increased during the second quarter of 2005 for loans originated using key referral sources, new commercial lenders, and finally the additional collateral risk associated with competitive market forces which are forcing the industry to increase the acceptable loan to value ratios for certain consumer based loans secured by real estate. The Corporation believes these additional risks are adequately provided for in its allowance for loan losses model.
     The table below presents certain data for the three and nine months ended September 30, 2005 and 2004, including the following: (i) the allowance for loan losses at the beginning of the year, (ii) loans charged off and recovered (iii) loan charge-offs, net, (iv) the provision for loan losses, (v) the allowance for loan losses, (vi) the average amount of net loans outstanding, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to gross loans.
Table Eleven
Allowance For Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance, beginning of period	$29,032	$26,052	$26,872	$25,607

Loan charge-offs:
Commercial non real estate	673	260	1,529	814
Commercial real estate	605	164	1,463	2,258
Construction	7	—	7	—
Mortgage	12	—	87	29
Consumer	537	903	1,753	2,610
Home equity	363	105	792	778

Total loans charged-off	2,197	1,432	5,631	6,489

Recoveries of loans previously charged-off:
Commercial non real estate	5	149	527	814
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Mortgage	—	29	36	30
Consumer	178	496	436	881

Total recoveries of loans previously charged-off	183	674	999	1,725

Net charge-offs	2,014	758	4,632	4,764

Provision for loan losses	2,770	1,600	7,548	6,600
Allowance related to loans sold	—	(35)	—	(584)

Balance, September 30	$29,788	$26,859	$29,788	$26,859

Average loans	$2,896,794	$2,381,606	$2,743,156	$2,324,647
Net charge-offs to average loans (annualized)	0.28%	0.13%	0.23%	0.27%
Allowance for loan losses to gross loans	1.02	1.11	1.02	1.11

     The allowance for loan losses was $29.8 million or 1.02 percent of gross loans at September 30, 2005 compared to $26.9 million or 1.10 percent of gross loans at December 31, 2004. The allowance for loan losses as a percentage of loans decreased due to improved asset quality trends, as well as a change in the mix of the loan portfolio towards 1-4 family mortgages and home equity lines of credit. This type of secured lending generally carries lower credit risk and thus requires lower allocations in the Corporation’s allowance model. In addition, the allowance for loan losses was impacted by net charge-offs of $4.6 million and provision expense of $7.5 million for the nine months ended September 30, 2005.
     The allowance for loan losses was also impacted by changes in the allocation of loan losses to various loan types. The total commercial loan allocation of allowance for loan losses decreased approximately $0.9 million during the nine months ended September 30, 2005 primarily attributable to improved asset quality trends, which reduced the overall commercial allocation. The allocation of allowance for loan losses for consumer loans increased approximately $1.2 million during the nine months ended September 30, 2005 due to consumer loan growth. The mortgage loan allocation of allowance for loan losses increased approximately $1.8 million during the nine months ended September 30, 2005. This increase was primarily due to loan growth and potential risk characteristics of recently acquired loans. During the nine months ended September 30, 2005, the allocation associated with the inherent risk in modeling the allowance for loan losses increased $0.7 million.
     Management considers the allowance for loan losses adequate to cover inherent losses in the Bank’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in consideration of the current and expected future economic environment. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
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

     The provision for loan losses increased to $2.8 million for the three months ended September 30, 2005 compared to $1.6 million for the same year ago period. The increase in the provision for loan losses was primarily attributable to the inherent risk associated with increased lending. The provision for loan losses was also impacted by an increase in net charge-offs of $1.3 million for the three months ended September 30, 2005, compared to the same year-ago period due in part to a $0.4 million recovery in the third quarter of 2004 from the sale of a previously charged-off loan. Net charge-offs for the three months ended September 30, 2005 amounted to $2.0 million, or 0.28 percent of average loans, compared to $0.8 million, or 0.13 percent of average loans for the same 2004 period.
     The provision for loan losses for the nine months ended September 30, 2005, increased to $7.5 million compared to $6.6 million for the same year ago period. The increase in the provision for loan losses was primarily attributable to the inherent risk associated with increased lending. The provision for loan losses was also impacted by a decrease in net charge-offs of $0.9 million for the nine months ended September 30, 2005, compared to the same year-ago period. Net charge-offs for the nine months ended September 30, 2005 amounted to $5.6 million, or 0.23 percent of average loans, compared to $6.5 million, or 0.27 percent of average loans for the same 2004 period.
     Market Risk Management
Asset-Liability Management and Interest Rate Risk
     The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance approval by Management and the Board of Directors. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings, market value or optionality in the balance sheet. Management uses an earnings simulation model to assess the amount of earnings at risk due to changes in interest rates. Management believes this method more accurately measures interest rate risk. This model is updated monthly and is based on a range of interest rate scenarios for time periods as long as 36 months. In analyzing interest rate sensitivity for policy measurement, forecasted net interest income in both “high rate” and “low rate” scenarios is compared to the “market forward rate.” The policy measurement period is 12 months in length, beginning with the first month of the forecast. Under the Corporation’s policy, the limit for interest rate risk is 10 percent of net interest income when considering a 300 basis point increase or decrease in interest rates over the policy period.
     The “market forward rate” is constructed using currently implied market forward rate estimates for all points on the yield curve over the next 36 months. The Corporation’s standard approach evaluates expected earnings in a 600 basis point range, or 300 basis points both above and below the “market forward rate” scenario. The Corporation’s various scenarios together measure earnings volatility to a September 2006 federal funds rate ranging from 0.75 percent to 6.75 percent. Assuming a high rate scenario of a 300 basis point increase in interest rates relative to the “market forward rate,” the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 1.4 percent. Assuming a low rate scenario of a 300 basis point decrease in interest rates relative to the “market forward rate,” the Corporation’s sensitivity to interest rate risk would negatively impact net interest income by approximately 4.8 percent.
     As of September 30, 2005 the Corporation had interest rate swap agreements with a total notional amount of $222 million. For the nine months ended September 30, 2005, the Corporation received interest at an average fixed-rate of 5.16 percent and paid interest at an average LIBOR-based variable-rate of 4.88 percent. The average remaining life at September 30, 2005 is 4.3 years.
     Interest rate swaps assist the Corporation’s balance sheet risk management process. The Corporation’s interest rate risk management strategy includes the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not have significant adverse effects on net interest income. As a result of interest rate fluctuations, hedged fixed-

rate liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate liabilities are expected to substantially offset this unrealized appreciation or depreciation. Exposure to gains or losses on these contracts will change over their respective lives as interest rates fluctuate.
     As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. The repositioning is expected to improve the Corporation’s interest rate risk profile by reducing its exposure to higher interest rates.
     Table Twelve summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest-bearing bank deposits are excluded from Table Eleven as their respective carrying values approximate their fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on historic prepayment speeds of the underlying mortgages at September 30, 2005. These expected maturities, weighted average effective yields and fair values will change if interest rates change. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity.

Table Twelve
Market Risk
September 30, 2005

		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Book value	$1,229,518	$195,781	$345,355	$415,272	$197,715	$31,969	$43,426
Weighted average effective yield	3.75%
Fair value	$1,207,450
Variable rate
Book value	$113,756	40,997	41,094	26,665	—	—	5,000
Weighted average effective yield	3.44%
Fair value	$110,766
Loans and loans held for sale
Fixed rate
Book value	$703,959	141,480	148,424	142,711	73,064	101,364	96,916
Weighted average effective yield	6.59%
Fair value	$702,853
Variable rate
Book value	$2,203,707	803,304	345,136	223,409	135,807	91,564	604,487
Weighted average effective yield	6.91%
Fair value	$2,239,110

Liabilities
Deposits
Fixed rate
Book value	$1,390,858	1,051,046	231,872	83,492	11,938	6,978	5,532
Weighted average effective yield	3.26%
Fair value	$1,387,804
Variable rate
Book value	$1,061,606	296,419	297,534	295,617	137,182	17,402	17,452
Weighted average effective yield	1.04%
Fair value	$1,022,113
Other borrowings
Fixed rate
Book value	$857,148	125,051	460,054	100,056	60	52,062	119,865
Weighted average effective yield	4.22%
Fair value	$868,628
Variable rate
Book value	$581,240	519,383	—	—	—	—	61,857
Weighted average effective yield	3.06%
Fair value	$553,770
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
Table Thirteen
Commitments
As of September 30, 2005

	Amount of Commitment Expiration Per Period
	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$29,651	$3,377	$1,859	$395,147	$430,034
Standby Letters of Credit	12,634	283	—	—	12,917
Deposit Overdraft	43,951	—	—	—	43,951
Loan Commitments	502,939	101,642	36,471	13,835	654,887

Total Commitments	$589,175	$105,302	$38,330	$408,982	$1,141,789

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
     The primary source of funding for the Corporation include dividends received from the Bank and proceeds from the issuance of equity. In addition the Corporation had a $25.0 million line of credit from a third party source with no outstandings and commercial paper outstandings of $31.3 million at September 30, 2005. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases and dividends paid to shareholders. During the second quarter and third quarter of 2005, the Corporation issued Trust Securities through specially formed trusts. The Trust Securities are presented as long-term borrowings in the Consolidated Balance Sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
     Primary sources of funding for the Bank include customer deposits, wholesale deposits, other borrowings, loan repayments and securities available for sale. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At September 30, 2005, the Bank had an available line of credit with the FHLB totaling $1.39 billion with $910.0 million outstanding. At September 30, 2005, the Bank also had $100 million of federal funds lines with $25.0 million outstanding. Primary uses of funds include repayment of maturing obligations and growth in loans.
     As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. The repositioning is expected to improve the Corporation’s liquidity risk profile.

Capital Management
     The objective of effective capital management is to generate above-market returns on equity to the Corporation’s shareholders while maintaining adequate regulatory capital ratios. Some of the Corporation’s primary uses of capital include funding growth, asset acquisition, dividend payments and common stock repurchases.
     Shareholders’ equity at September 30, 2005 increased to $331.0 million, representing 7.0 percent of period-end assets compared to $314.7 million or 7.1 percent of period-end assets at December 31, 2004. The increase was due mainly to net income of $33.6 million partially offset by cash dividends of $0.57 per share, which resulted in cash dividend payments of $16.5 million for the nine months ended September 30, 2005. In addition, the after-tax unrealized loss on securities-available-for-sale increased $10.2 million to $15.1 million at September 30, 2005 compared to $4.9 million at December 31, 2004. This increase was due to a rise in short- and intermediate-term interest rates.
     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of September 30, 2005, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the three months ended September 30, 2005.
     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At September 30, 2005, no shares had been repurchased under this authorization.
     During the second quarter and third quarter of 2005, the Corporation issued Trust Securities through specially formed trusts. The Trust Securities are presented as long-term borrowings in the Consolidated Balance Sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
     The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At September 30, 2005, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks.
     As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. In the judgment of management, this event would not change the “well capitalized” status of the Corporation or the Bank.

     The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the table below:
Table Fourteen
Capital Ratios

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2005:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$414,490	12.25%	$270,717	8.00%	None	None
First Charter Bank	395,137	11.72	269,746	8.00	$337,183	10.00%
Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$384,629	11.37%	$135,358	4.00%	None	None
First Charter Bank	365,348	10.84	134,873	4.00	$202,310	6.00%
Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$384,629	8.24%	$186,656	4.00%	None	None
First Charter Bank	365,348	7.87	185,727	4.00	$232,158	5.00%
Regulatory Recommendations
     Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Accounting Matters
     In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15. 2005. The Corporation is in process of evaluating the impact of this FSP.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(r) (“SFAS No. 123(r)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Corporation will adopt SFAS No. 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Corporation will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.
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
     The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended September 30, 2005.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs (1)	Programs

April 1, 2005 — April 30, 2005	—	—	—	1,625,400

May 1, 2005 — May 31, 2005	—	—	—	1,625,400

June 1, 2005 — June 30, 2005	—	—	—	1,625,400

Total	—	—	—	1,625,400

(1)	On January 24, 2002, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to 1.5 million shares of the Corporation’s common stock from time to time. As of September 30, 2005, the Corporation had repurchased 1,374,600 shares under this authorization. No shares were repurchased under this authorization during the quarter ended September 30, 2005. On November 3, 2003, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of September 30, 2005, no shares have been repurchased under this authorization. These stock repurchase plans have no set expiration or termination date.
Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5. Other Information
Not Applicable.
Item 6. Exhibits

Exhibit No.
(per Exhibit Table
in item 601 of
Regulation S-K)	Description of Exhibits

4.1	Indenture dated September 29, 2005 between the Registrant and Wilmington Trust Company, as trustee.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

Date: November 9, 2005	By:	/s/ Charles A. Caswell

Charles A. Caswell
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer duly authorized to sign on behalf of the registrant)