Form 10-K
period 2005-12-31
FIRST CHARTER CORP /NC/
filed 2006-03-15
CIK 717306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005 was $630,483,560 based on the closing sale price of the registrant’s common stock as reported on the NASDAQ National Market.
     As of March 8, 2006 the registrant had outstanding 30,880,174 shares of common stock, no par value.
Documents Incorporated by Reference
     PART III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Shareholders to be held on April 26, 2006. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

FIRST CHARTER CORPORATION
AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS
PART I

Part I
Item 1. Business
General
     First Charter Corporation (hereinafter referred to as either the “Registrant”, “First Charter” or the “Corporation”) is a bank holding company established as a North Carolina Corporation in 1983 and is registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Its principal asset is the stock of its subsidiary, First Charter Bank (the “Bank”). The principal executive offices of the Corporation are located at 10200 David Taylor Drive, Charlotte, North Carolina 28262. The telephone number is (704) 688-4300.
     First Charter Bank, a North Carolina state bank, is the successor entity to The Concord National Bank, which was established in 1888. On April 4, 2000, the Corporation acquired Carolina First BancShares, Inc. (“Carolina First”), the holding company for Lincoln Bank, Cabarrus Bank and Community Bank & Trust, which merged into the Corporation. Carolina First was a North Carolina corporation and operated through its subsidiary banks and 31 branch offices principally in the greater Charlotte, North Carolina area. On September 1, 2000, Business Insurers of Guilford County (“Business Insurers”) was merged into First Charter Insurance Services. Each of these mergers was accounted for using the pooling of interests method and accordingly, all financial information presented herein has been restated for all periods presented to reflect the mergers. On June 22, 2001, First Charter’s banking subsidiary converted from a national bank to First Charter Bank, a North Carolina state bank. The conversion was completed after a cost-benefit analysis of supervisory regulatory charges and did not represent any disagreement with the Corporation’s or the Bank’s former regulators. The Bank continues to operate its financial center network franchise under the “First Charter” brand name.
     On December 31, 2005, First Charter Bank, a full service bank, operated 55 financial centers and four insurance offices, as well as 137 ATMs (automated teller machines) throughout North Carolina. The Bank also operates loan origination offices in Asheville, North Carolina and Reston, Virginia.
     The Corporation’s primary market area is located within North Carolina and is centered primarily around the Charlotte Metro region, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-first largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services and education. The Corporation entered the Raleigh, North Carolina market in 2005 by opening a loan production office in the first quarter of 2005 and a financial center in the fourth quarter of 2005. Raleigh has an economic base similar to that found in Charlotte. The Corporation believes that it is not dependent on any one or a few types of commerce due to the diverse economic base of the Charlotte Metro region and the Raleigh market. Since the North Carolina economy has historically relied on the manufacturing and transportation sectors, it has been significantly impacted by global competition and rising energy prices. As a result, the North Carolina economy is transitioning to a more service-oriented economy. Recently, the education, healthcare, information technology, finance and business services industries have shown the most growth.
     Through its financial centers, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, money market accounts, certificates of deposit, individual retirement accounts, full service and discount brokerage services including annuity sales, overdraft protection, financial planning services, personal and corporate trust services, safe deposit boxes, and online banking. The Bank also provides commercial, consumer, real estate, residential mortgage and home equity loans.
     In addition, the Bank also operates two subsidiaries: First Charter Insurance Services, Inc. (“First Charter Insurance”) and First Charter Leasing and Investments, Inc (“First Charter Leasing”). First Charter Insurance is a North Carolina corporation formed to meet the insurance needs of businesses and individuals. First Charter Leasing is a North Carolina corporation which administers leases and manages investment securities. It also acts as the holding company for First Charter of Virginia Realty Investments,

Inc., a Virginia corporation (“First Charter Virginia”). First Charter Virginia is engaged in the mortgage origination business and also acts as the holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust (“First Charter Realty”). First Charter Realty is the holding company for FCB Real Estate, Inc., a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC, a North Carolina limited liability company, which owns and maintains the real estate property and assets of the Corporation. FCB Real Estate, Inc. primarily invests in commercial and 1-4 family residential real estate loans. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC, a North Carolina limited liability company. Lincoln Center is a three-story office building occupied in part by First Charter Insurance Services and a branch of the Bank.
     At December 31, 2005, the Corporation and its subsidiaries had 1,064 full-time equivalent employees. The Corporation had no employees who were not also employees of The Bank. The Corporation considers its relations with its employees to be good.
     As part of its operations, the Corporation is not dependent upon a single customer or a few customers whose loss would have a material adverse effect on the Corporation.
     As part of its operations, the Corporation regularly holds discussions and evaluates the potential acquisition of, or merger with, various financial institutions. In addition, the Corporation periodically enters new markets and engages in new activities in which it competes with established financial institutions. There can be no assurance as to the success of any such new office or activity. Furthermore, as the result of such expansions, the Corporation may from time to time incur start-up costs that could affect its financial results.
     The Corporation operates one reportable segment, the Bank. See Note Two of the consolidated financial statements.
Competition
     Banking activities in North Carolina are highly competitive. The banking laws of North Carolina allow banks located in North Carolina to develop branches throughout the state. In addition, out-of-state institutions may open de novo branches in North Carolina as well as acquire or merge with institutions located in North Carolina.
     The Corporation has active competition in all areas in which it presently engages in business. Within these areas are numerous branches of national, regional, and local institutions. In its market area, the Corporation faces competition from other banks, including three of the largest banks in the country, savings and loan associations, savings banks, credit unions, finance companies, brokerage firms, insurance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than the Bank. The Bank’s primary method of competition is to provide our clients with a broad array of financial products and solutions, delivered with exceptional service and convenience at a fair price.
Government Supervision and Regulation
     General. As a registered bank holding company, the Corporation is subject to the supervision of and regular inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina chartered banking corporation and a Federal Reserve member bank, with deposits insured by the Federal Deposit Insurance Corporation’s (“FDIC”). The Bank is subject to extensive regulation and examination by the Federal Reserve, the Office of the Commissioner of Banks of the State of North Carolina (the “NC Commissioner”) under the direction and supervision of the North Carolina Banking Commission (the “NC Banking Commission”) and by the FDIC, which insures its deposits to the maximum extent permitted by law.
     The federal and state laws and regulations applicable to the Bank deal with required reserves against deposits, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, limitations on credit to subsidiaries and other aspects of the business of such subsidiaries. The federal and state banking agencies have broad authority and discretion in connection with their supervisory and enforcement activities and examination policies, including policies involving the classification of assets and the establishment of loan loss reserves for regulatory purposes. Such actions by the regulators prohibit member banks from engaging in unsafe or unsound banking practices. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of the 12 regional banks comprising the FHLB System.
     In addition to state and federal banking laws, regulations and regulatory agencies, the Corporation and the Bank are subject to various other laws, regulation, and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the Corporation’s operations, management and ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Corporation.
     Gramm-Leach-Bliley Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) eliminated certain legal barriers separating the conduct of various types of financial service businesses, such as commercial banking, investment banking and insurance in addition to substantially revamping the regulatory scheme within which the Corporation operates. Under the GLB Act, bank holding companies meeting management, capital and Community Reinvestment Act standards, and that have elected to become a financial holding company, may engage in a substantially broader range of traditionally nonbanking activities than was permissible before enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies. The Corporation has not elected to become a financial holding company. The GLB Act also allows insurers and other financial services companies to acquire banks, removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies, and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.
     In addition, the GLB Act also modified the law related to financial privacy and community reinvestment. The privacy provisions generally prohibit financial institutions from disclosing nonpublic personal financial information to nonaffiliated third parties unless the customer has the opportunity to “opt out” of the sharing of the customer’s nonpublic information with unaffiliated third parties.
     Restrictions on Bank Holding Companies. The Federal Reserve is authorized to adopt regulation affecting various aspects of bank holding companies. Under the BHCA, the Corporation’s activities and those of companies that it controls or holds more than five percent of the voting stock, are limited to certain activities including banking, managing or controlling banks furnishing or performing services for subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking, managing or controlling banks that it is also considered a covered activity. In making those determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can be expected to reasonably produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The BHCA, as amended by the GLB Act, generally limits the activities of a bank holding company (unless the bank holding company has elected to become a financial holding company) to activities that are closely related to banking and a proper incident thereto.
     Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve or when acquiring more than five percent of any class of voting stock of any company. The BHCA also requires bank holding companies to obtain the prior approval of the Federal Reserve before acquiring more than five percent of any class of voting stock of any bank which is not already majority-owned by the bank holding company.
     The Corporation is also subject to the North Carolina Bank Holding Company Act of 1984. This state legislation requires the Corporation, by virtue of its ownership of the Bank, to register as a bank holding company with the NC Commissioner.

     Interstate Banking and Branching Legislation. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of those acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and other conditions, including concentration limits.
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
     Consumer Protection. In connection with its lending and leasing activities, the Bank and its subsidiaries are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, as well as state law counterparts.
     Title V of the GLB Act, along with other provisions of federal law, currently contain extensive consumer privacy protection provisions. Under these provisions, a financial institution must provide it’s customers at the inception of the customer relationship and annually thereafter, the financial institution’s policies and procedures for collecting, disclosing, and protecting nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide nonpublic personal information to nonaffiliated third parties unless the financial institution discloses to the customer that the information may be provided and the customer is given the opportunity to opt out of that disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
     The Community Reinvestment Act of 1977 requires the Bank’s primary federal regulatory agency, in this case, the Federal Reserve, to assess First Charter’s ability to meet the credit needs of low- and moderate-income persons. Financial institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” On December 31, 2005, the Bank’s rating was “Satisfactory”.
     The USA PATRIOT Act. After the September 11, 2001 terrorist attacks in New York and Washington, D.C., the United States government attempted to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which attempt to identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, created new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers. In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice that require customer identification and verification, expand the money-laundering program requirement to the major financial services sectors including insurance and unregistered investment companies such as hedge funds, and facilitate and permit the sharing of information between law enforcement and financial institutions and among financial institutions. The United States Treasury Department also has created the Treasury USA PATRIOT Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve regulation.
     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act was enacted which addressed corporate governance and securities reporting requirements. Among its requirements are changes in auditing and accounting, executive compensation and certifications by Chief Executive Officers and Chief Financial Officers of certain securities filings. It also expanded reporting of information in current reports filed with the Securities and Exchange Commission and required more detailed reporting information in securities disclosure documents in a more timely manner. The NASDAQ National Market has also modified its corporate governance rules with an intent to allow shareholders to more easily and efficiently monitor the performance and activities of companies and their executive officers and directors.
Capital and Operational Requirements
     The Corporation and the Bank must comply with the minimum capital adequacy standards set by the Federal Reserve and the FDIC which are substantially similar. The risk-based guidelines define a three-tier capital framework, under which the Corporation and the Bank are required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of 4.00 percent and a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8.00 percent. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital includes, among other items, cumulative perpetual preferred stock, long-term preferred stock, hybrid capital instruments, qualifying subordinated debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval of the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 Capital less investments in unconsolidated subsidiaries is equal to qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and Total Capital by risk-weighted assets. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation and the Bank, as adjusted for one of four categories of applicable risk-weights established in Federal Reserve regulations, based primarily on relative credit risk. At December 31, 2005, the Corporation and the Bank were in compliance with the risk-based capital requirements. The Corporation’s Tier 1 and Total Capital Ratios at December 31, 2005 were 11.20 percent and 12.06 percent, respectively. The Corporation did not have any subordinated debt that qualified as Tier 3 Capital at December 31, 2005. The leverage ratio is calculated by dividing Tier 1 Capital by adjusted total assets. The Corporation’s leverage ratio at December 31, 2005 was 8.67 percent. The Corporation meets its leverage ratio requirement.
     In addition to the above described capital requirements, the federal regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels due to the organizations financial condition or actual or anticipated growth.
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
     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Total Risk-Based Capital, Tier 1 Risk-Based Capital and Leverage Capital Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have (i) a Tier 1 Capital ratio of at least 6.00 percent, (ii) a Total Capital ratio of at least 10.00 percent, (iii) a Leverage ratio of at least 5.00 percent and (iv) not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 Capital ratio of at least

4.00 percent, a Total Capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. Under these guidelines, the Bank is considered well capitalized as of December 31, 2005. See Note Twenty of the consolidated financial statements.
     Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk, (ii) interest rate risk and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is made as a part of the institution’s regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with amended guidelines, a corporation or bank with significant trading activity (as defined in the amendment) must incorporate a measure for market risk in its regulatory capital calculations. The revised guidelines do not materially impact the Corporation’s or the Bank’s regulatory capital ratios or the Bank’s well-capitalized status.
     Distributions. The Corporation is a legal entity separate and distinct from its subsidiaries. The primary source of funds for distributions paid by the Corporation to its shareholders is dividends received from the Bank. Federal regulatory and other requirements, as well as laws and regulations of the State of North Carolina, restrict the lending of funds by the Bank to the Corporation and the amount of dividends that the Bank can pay to the Corporation. The Federal Reserve regulates the amount of the Bank dividends payable to the Corporation based on net profits for the current year combined with the undivided profits for the last two years, less dividends already paid. See Note Twenty of the consolidated financial statements. North Carolina laws provide that, subject to certain capital requirements, a board of directors of a North Carolina Bank may declare a dividend of as much of the bank’s undivided profits as it deems expedient.
     In addition to the foregoing, the ability of the Corporation and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. Furthermore, if in the opinion of a federal regulatory agency, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such agency may require, after notice and hearing, that such bank cease and desist from such practice. The right of the Corporation, its shareholders and its creditors to participate in any distribution of assets or earnings of the Bank is further subject to the prior claims of creditors against the Bank.
     Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banking institutions, after giving the institution’s primary regulator an opportunity to take such action. In addition, the Bank is subject to deposit premium assessments by the FDIC. As mandated by FDICIA, the FDIC has adopted regulations for a risk-based insurance assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at a risk assessment for a banking institution, the FDIC places it in one of nine risk categories using a process based on capital ratios and on other relevant information from supervisory evaluations of the bank by the bank’s primary federal regulator, the Federal Reserve, statistical analyses of financial statements and other relevant information.
     The deposits of the Bank are insured by the Bank Insurance Fund (the “BIF”), administered by the FDIC. Under the FDIC’s risk-based insurance system, assessments for BIF members currently can range from no assessment to an assessment of 27 basis points per $100 of insured deposits, with the exact assessment determined by a bank’s capital and other regulatory factors. The range of deposit insurance assessment rates can change from time to time, in the discretion of the FDIC, subject to certain limits. At this time, the amount of any future premiums required to be paid by the Bank is not known.
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
     Future Legislation. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on the Corporation and the Bank cannot be determined at this time.
     Regulatory Recommendations. Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities, which, if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Other Considerations
     There are particular risks and uncertainties that are applicable to an investment in the Corporation’s common stock. Specifically, there are risks and uncertainties that bear on the Corporation’s future financial results that may cause its future earnings and financial condition to be less than its expectations. Some of these risks and uncertainties relate to economic conditions generally and would affect other financial institutions in similar ways. See Risk Factors and “Factors that May Affect Future Results” in the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the particular risks and uncertainties that are specific to the Corporation’s business.
Available Information
     The Corporation’s Internet address is http://www.firstcharter.com. The Corporation makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4 and 5, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities Exchange Commission. The Corporation’s website also includes the charters of its Audit Committee, Compensation Committee and Governance and Nominating Committee, its Code of Business Conduct and Ethics applicable to its directors and employees (including its Chief Executive Officer and Chief Financial Officer) and those of its subsidiaries, and its Corporate Governance Guidelines.
Item 1A. Risk Factors
     An investment in the Corporation’s common stock is subject to risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. Before making an investment decision, you should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this report. These risks and uncertainties are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors.
     If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.
Risks Related To The Corporation’s Business
The Corporation Is Subject To Interest Rate Risk.
     The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
     Although management believes it has implemented effective asset-liability management strategies, including the potential use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See “Market Risk Management — Asset-Liability and Interest Rate Risk” in the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to the Corporation’s management of interest rate risk.
The Corporation Is Subject To Lending Risk.
     There are inherent risks associated with the Corporation’s lending activities. There risks include, among other things, the impact of changes in interest rates and changes in the economic conditions of the markets where the Corporation operates as well as those across the State of North Carolina and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties.
     As of December 31, 2005, approximately 52 percent of the Corporation’s loan portfolio consisted of commercial non-real estate, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial non-real estate, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in a provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See “Balance Sheet Analysis - Loan Portfolio” in the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to the Corporation’s loan portfolio.
The Corporation’s Allowance For Loan Losses May Be Insufficient.
     The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See “Credit Risk Management - Allowance for Loan Losses” in the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for possible loan losses.
The Corporation Is Subject To Environmental Liability Risk Associated With Lending Activities.
     A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Although the Corporation has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation’s Profitability Depends Significantly On Economic Conditions In The Carolinas.
     The Corporation’s success depends primarily on the general economic conditions of the Carolinas and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the metropolitan areas of Charlotte-Gastonia-Concord, Lincolnton, Statesville-Mooresville, Shelby, Forest City, Salisbury, Asheville, Brevard and Raleigh-Cary. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, or unemployment in the Corporation’s primary markets, or changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation Operates In A Highly Competitive Industry and Market Area.
     The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than the Corporation. Such competitors primarily include national, regional and local financial institutions within the various markets the Corporation operates. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Corporation currently operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loan associations, savings banks, credit unions, finance companies, brokerage firms, insurance companies, and major retail stores that offer competing financial services. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.
     The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:
•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand the Corporation’s market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Corporation introduces new products and services relative to its competitors.

•	Customer satisfaction with the Corporation’s level of service.

•	Industry and general economic trends.
     Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operation.
The Corporation Is Subject To Extensive Government Regulation and Supervision.
     The Corporation, primarily through the Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Government Supervision and Regulation” in the accompanying “Business” section and Note Twenty of the consolidated financial statements.
The Corporation’s Controls and Procedures May Fail or Be Circumvented.
     Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the systems are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.
New Lines of Business or New Products and Services May Subject The Corporation to Additional Risks.
     From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, results of operations and financial condition.
The Corporation Relies On Dividends From the Bank For Most Of Its Revenue.
     First Charter Corporation is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest and principal on its outstanding debt securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Corporation. In the event the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service debt, pay obligations or pay dividends on the Corporation’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Corporation’s business, financial condition, and results of operations. See “Government Supervision and Regulation” in the accompanying “Business” section and Note Twenty of the consolidated financial statements.
Potential Acquisitions May Disrupt The Corporation’s Business and Dilute Shareholder Value.
     From time to time the Corporation may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves risks commonly associated with acquisitions, including, among other things:
•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Potential disruption to the Corporation’s business.

•	Potential diversion of the time and attention of the Corporation’s management.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.
     The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation May Not Be Able To Attract and Retain Skilled Personnel.
     The Corporation’s success depends, in large part, on its ability to attract and retain key personnel. Competition for these individuals in most businesses engaged in by the Corporation can be intense and the Corporation may not be able to hire or retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of financial services experience and the difficulty of promptly finding qualified replacement personnel. The Corporation has employment agreements or non-competition agreements with several of its senior and executive officers in an attempt to partially mitigate this risk.
The Corporation’s Information Systems May Experience An Interruption Or Breach In Security.
     The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruptions or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation Continually Encounters Technological Advancements.
     The financial services industry is continually undergoing rapid technological advancements with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in large part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological advancements affecting the financial services industry could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.
The Corporation Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility.
     From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect o the Corporation’s financial condition and results of operations.
The Corporation May Need Additional Capital Resources In The Future Which May Not Be Available When Needed Or At All.
     The Corporation may need to obtain additional debt or equity financing in the future for growth, investment or strategic acquisitions. There can be no assurance that such financing will be available to the Corporation on acceptable terms or at all. If the Corporation is unable to obtain such additional financing, the Corporation may not be able to grow or make strategic acquisitions or investments when desired, which could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.
Severe Weather, Natural Disasters and Other Adverse External Events Could Significantly Impact The Corporation’s Business.
     Severe weather, natural disasters and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and or cause the Corporation to incur additional expenses. The Southeast region of the Untied States is periodically impacted by hurricanes. For example, during 1989, Hurricane Hugo made landfall along the South Carolina coast and subsequently caused extensive flooding and destruction in the metropolitan area of Charlotte, North Carolina and other communities where the Corporation conducts business. While the impact of hurricanes may not significantly affect the Corporation, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.
Risks Associated With The Corporation’s Common Stock
The Corporation’s Stock Price Can Be Volatile.
     Stock price volatility may make it more difficult for a shareholder to resell the Corporation’s common stock when desired and at favorable prices. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other financial institutions that investors deem comparable to the Corporation.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Corporation and/or its competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions, business combinations or capital commitments by or involving the Corporation or its competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
     General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Corporation’s stock price to decrease regardless of operating results.
The Trading Volume In The Corporation’s Common Stock Is Less Than That Of Other Larger Financial Services Companies.
     Although the Corporation’s common stock is listed for trading on the NASDAQ National Market, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.
An Investment In The Corporation’s Common Stock Is Not An Insured Deposit.
     The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation’s common stock, you may lose some or all of your investment.
The Corporation’s Articles Of Incorporation, Bylaws and Stockholder Protection Rights Agreement As Well As Certain Banking Laws May Have An Anti-Takeover Effect.
     Provisions of the Corporation’s articles of incorporation and bylaws, federal banking laws, including regulatory approval requirements, and the Corporation’s Stockholder Protection Rights Agreement could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common stock.
Risks Associated With The Corporation’s Industry
The Earnings Of Financial Services Companies Are Significantly Affected By General Business And Economic Conditions.
     The Corporation’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U. S. economy and the local economies in which the Corporation operates, all of which are beyond the Corporation’s control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Corporation’s products and services, among other things, any of which could have a material adverse impact on the Corporation’s financial condition and results of operations.

Financial Services Companies Depend On The Accuracy And Completeness Of Information About Customers And Counterparties.
     In deciding whether to extend credit or enter into other transactions, the Corporation may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Corporation may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.
Consumers May Decide Not To Use Banks To Complete Their Financial Transactions.
     Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Corporation’s financial condition and results of operations.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The principal offices of the Corporation are located in the First Charter Center located at 10200 David Taylor Drive in Charlotte, North Carolina, which is owned by the Bank through its subsidiaries. The First Charter Center contains the corporate offices of the Corporation as well as the operations, mortgage loan and data processing departments of the Bank.
     At December 31, 2005, the Bank had 55 financial centers, four insurance offices and 137 ATMs located throughout North Carolina. As of December 31, 2005, the Corporation and its subsidiaries owned 36 financial center locations and leased 19 financial center locations and its four insurance offices. The Corporation also leases a facility in Reston, Virginia for the origination of real estate loans. In addition, the Corporation leases a facility in Winston-Salem, North Carolina for the operations of its third party benefits administrator.
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
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2005.

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

Year Position
Name	Age	Office and Position	Held
Robert E. James, Jr.	55	President and Chief Executive Officer of the Registrant	2005 – Present
		President and Chief Executive Officer of the Bank	2004 – Present
		Executive Vice President of the Registrant	1999 – 2005
		Executive Vice President of the Bank	1999 – 2004

Charles A. Caswell	43	Executive Vice President, Chief Financial Officer and Treasurer of the Registrant and the Bank	2005 – Present
		Executive Vice President and Chief Financial Officer of Integra Bank Corporation	2002 – 2005
		Chief Financial Officer of RBC Centura Banks, Inc.	2001 – 2002
		Treasurer of RBC Centura Banks, Inc.	1997 – 2001

Richard A. Manley	50	Executive Vice President and Chief Banking Officer of the Registrant	2005 – Present
		Executive Vice President and Chief Banking Officer of the Bank	2003 – Present
		Senior Vice President and Chief Banking Officer of the Bank	1999 – 2003

Stephen M. Rownd	46	Executive Vice President and Chief Risk Officer of the Registrant and the Bank	2004 – Present
		Executive Vice President and Chief Credit Officer of the Registrant and the Bank	2000 – 2004

Cecil O. Smith, Jr.	58	Executive Vice President and Chief Information Officer of the Registrant and the Bank	2005 – Present
		Vice President, Duke Energy Business Solutions	2004 – 2005
		Senior Vice President and Chief Information Officer, Duke Energy Corporation	1995 – 2004

Stephen J. Antal	50	Senior Vice President, General Counsel and Corporate Secretary of the Registrant and the Bank	2005 – Present
		Member, Womble, Carlyle, Sandridge and Rice, PLLC	2002 – 2005
		Senior Vice President and Assistant	1996 – 2002
General Counsel, Wachovia Corporation
(formerly First Union Corporation)

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders and Dividends
     The principal market on which the Corporation’s common stock (the “Common Stock”) is traded is the NASDAQ National Market. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated, as reported on the NASDAQ National Market:

	Quarter	High	Low

2004	first	21.68	19.52
	second	21.89	20.05
	third	24.50	20.86
	fourth	28.11	25.00
2005	first	25.74	22.33
	second	23.34	20.85
	third	25.73	22.25
	fourth	26.66	22.34
     As of March 8, 2006, there were 7,162 record holders of the Common Stock. During 2004 and 2005, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:

	Quarter	Dividend

2004	first	0.185
	second	0.185
	third	0.190
	fourth	0.190
2005	first	0.190
	second	0.190
	third	0.190
	fourth	0.190
     For additional information regarding the Corporation’s ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management.

Equity Compensation Plan Information
     The following table provides information as of December 31, 2005 regarding the number of shares of the Common Stock that may be issued under the Corporation’s equity compensation plans.
As of December 31, 2005

	Number of securities to
	be issued upon exercise	Weighted average exercise	Number of securities
	of outstanding options,	price of outstanding	remaining available
Plan category:	warrants and rights (1)	options, warrants and rights	for future issuance

Equity compensation plans approved by security holders (2)	1,754,733	$19.21	2,057,548
Equity compensation plans not approved by security holders	—	—	—

Total	1,754,733	$19.21	2,057,548

(1)	The table does not include outstanding options to purchase 915,972 shares of Common Stock assumed through various mergers and acquisitions. As of December 31, 2005, these assumed options had a weighted average exercise price of $23.95 per share.

(2)	The table includes 32,647 restricted shares of Common Stock which are not yet vested and were granted pursuant to the Corporation’s Restricted Stock Award Program, which was approved by shareholders. 302,200 shares remain available for grant pursuant to such plan.
Recent Sales of Unregistered Securities
     On December 1, 2004, the Corporation, through First Charter Bank, its primary banking subsidiary, acquired substantially all of the assets of Smith & Associates Insurance Services, Inc., a property and casualty insurance agency (the “Agency”), pursuant to an Asset Purchase Agreement, dated as of the same date (the “Purchase Agreement”). No underwriters were used in connection with this transaction. In connection with this transaction, the Corporation issued an aggregate of 27,726 shares of Common Stock valued at $750,000 to the Agency. In addition, on May 2, 2005, the Corporation issued 3,117 shares of Common Stock valued at $84,000 in connection with this acquisition. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The Purchase Agreement also contemplates additional, subsequent issuances of Common Stock based upon the future performance of the Agency. The Corporation presently expects the value of future issuances, if earned, to total approximately $980,000.
     On July 7, 2003, the Corporation, through First Charter Bank, its primary banking subsidiary, acquired a third party benefits administrator in a stock purchase. No underwriters were used in connection with this transaction. In connection with this transaction, the Corporation issued an aggregate of 78,441 shares of Common Stock valued at $1.32 million to the third party benefits administrator and the agreement contemplated additional Common Stock payments based on the post-closing performance of the business. Based on this agreement and the performance of the business, on September 1, 2004 the Corporation issued 20,244 additional shares of Common Stock valued at $425,000 for the period of July 1, 2003 through June 30, 2004. On October 26, 2005, the Corporation issued 18,160 additional shares of Common Stock valued at $416,000 for the period of July 1, 2004 through June 30, 2005. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving a public offering. There will be no additional subsequent issuances of Common Stock related to this transaction.

Issuer Purchases of Equity Securities
     The following table summarizes the Corporation’s repurchases of Common Stock during the quarter ended December 31, 2005.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs (1)	Programs

October 1, 2005— October 31, 2005	—	—	—	1,625,400

November 1, 2005— November 30, 2005	—	—	—	1,625,400

December 1, 2005— December 31, 2005	—	—	—	1,625,400

Total	—	—	—	1,625,400

(1)	On January 24, 2002, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to 1,500,000 shares of the Corporation’s common stock from time to time. As of December 31, 2005, the Corporation had repurchased 1,374,600 shares under this authorization. No shares were repurchased under this authorization during the quarter ended December 31, 2005. On November 3, 2003, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to an additional 1,500,000 shares of the Corporation’s common stock from time to time. As of December 31, 2005, no shares have been repurchased under this authorization. These stock repurchase plans have no set expiration or termination date.
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
     Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements, and which may be beyond the Corporation’s control, include, among others, the following possibilities: (1) projected results in connection with management’s implementation of, or changes in, the Corporation’s business plan and strategic initiatives, including the balance sheet initiatives described herein, are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions, including deposit attrition, customer retention and revenue loss, or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment, or interest rate policies of the Board of Governors of the Federal Reserve System, may reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) legislation or regulatory requirements or changes thereto, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (9) regulatory compliance cost increases are greater than expected; (10) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation; (11) the Corporation’s competitors may have greater financial resources and may develop products that enable them to compete more successfully in the markets in which it operates; and (12) changes in the securities markets, including changes in interest rates, may adversely affect the Corporation’s ability to raise capital from time to time.
Overview

     First Charter Corporation is a regional financial services company with assets of $4.2 billion and is the holding company for First Charter Bank. As of December 31, 2005, First Charter operated 55 financial centers, four insurance offices and 137 ATMs located throughout North Carolina. First Charter also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance and mortgages.
     The Corporation’s principal source of earnings is derived from net interest income. Net interest income is the interest earned on securities, loans and other interest earning assets less the interest paid for deposits and long- and short-term debt.
     Another source of earnings for the Corporation is noninterest income. Noninterest income is derived largely from service charges on deposit accounts and other fee or commission based services and products including mortgage, financial management, brokerage and insurance. Other sources of noninterest income include securities gains or losses, transactions involving bank-owned property and income from Bank Owned Life Insurance (“BOLI”) policies.
     Noninterest expense is the primary component of expense for the Corporation. Noninterest expense is primarily composed of corporate operating expenses including salaries and benefits, occupancy and equipment, professional fees and other operating expenses. During 2005, several material transactions occurred which impacted noninterest expense including early termination of derivatives and their associated hedged debt instruments, early extinguishment of debt, the expense associated with the retirement of a key executive and the modification of a legacy employee benefit plan. Income taxes are also considered a material expense.

2005 Significant Events
     A number of significant transition events occurred during 2005. First Charter installed a new executive management team. The new management team executed a balance sheet repositioning that included deleveraging the balance sheet by selling securities and extinguishing debt in an on-going effort to improve First Charter’s earnings quality and stability, and other factors. The new management team also refined its growth strategy which resulted in First Charter’s entry into the Raleigh market and a renewed focus on performance.
Executive Management Team Transition
     On July 1, 2005, Robert E. James Jr. was elected President and Chief Executive Officer by the Corporation’s Board of Directors. James has been with First Charter since 1999 and was elected President and Chief Executive Officer of the Bank in 2004. Charles A. Caswell joined First Charter in February 2005 as Executive Vice President, Chief Financial Officer and Treasurer. Cecil O. Smith joined First Charter in March 2005 as Executive Vice President and Chief Information Officer. Richard A. Manley was promoted to Executive Vice President and Chief Banking Officer in July 2005. Manley joined the company in 1999. Stephen M. Rownd continued as Executive Vice President and Chief Risk Officer, having joined First Charter in February 2000. Stephen J. Antal joined First Charter in March 2005 as Senior Vice President, General Counsel and Corporate Secretary.
Financial Initiatives
     Management undertook several financial initiatives during the 2005 fiscal year. The balance sheet repositioning was the most significant. During the fourth quarter of 2005, the Corporation executed a series of initiatives to reposition and deleverage its balance sheet designed to improve the financial well being of the Corporation. The Corporation expects that these initiatives will improve the net interest margin and enhance its interest rate risk and liquidity risk profiles. In addition, these initiatives are expected to be accretive to earnings and thus improve the Corporation’s earnings quality and capital ratios. As a result of executing these initiatives, the Corporation realized an approximate $31.3 million pre-tax ($20.0 million after-tax) charge in the fourth quarter of 2005. The repositioning included the following actions:
•	The Corporation sold approximately $466 million in fixed rate investment securities with an average book yield of 3.50 percent and an average life of 3.1 years. This resulted in a pre-tax loss on the sale of securities of approximately $16.7 million ($10.7 million after-tax).

•	The Corporation extinguished $222 million of its FHLB advances and related interest rate swaps with an average effective cost of 3-Month LIBOR plus 183 basis points, or 5.67 percent at the time of extinguishment. The remaining average life of the debt and swaps was approximately 4.2 years and maturities ranged from June 2006 to March 2011. The Corporation incurred a prepayment penalty of approximately $6.4 million pre-tax ($4.1 million after-tax) to extinguish these FHLB advances and incurred a loss of approximately $7.8 million pre-tax ($5.0 million after-tax) on the extinguishment of the related interest rate swaps.

•	The Corporation extinguished $25 million in FHLB advances with a fixed rate of 4.82 percent and a final maturity of June 2011. The Corporation incurred a prepayment penalty of approximately $0.5 million pre-tax ($0.3 million after-tax) to extinguish this debt.

•	The Corporation used the remaining surplus cash proceeds, together with the proceeds of the Trust Securities sold by First Charter Capital Trust II, or approximately $224 million, to repay FHLB overnight borrowings. The Corporation did not incur a prepayment penalty related to this payment.
     These initiatives were executed during late October due to the relatively favorable interest rate environment and the increased risks that interest rates would rise. First Charter reduced the size of its investment portfolio as a percentage of total assets from 29 percent at the end of September 2005 to approximately 22 percent at December 31, 2005. First Charter has also reduced its reliance on wholesale borrowings as a percentage of total liabilities from 41 percent at the end of September 2005 to approximately 33 percent at December 31, 2005.
     Separately, the Corporation issued $35 million and $25 million in floating rate, trust-preferred securities (the “Trust Securities”) through specially formed subsidiary trusts in the second quarter (First Charter Capital Trust I) and third quarter (First Charter Capital Trust II) of 2005, respectively, to ensure that it has sufficient capital and liquidity to support anticipated future growth.
Market Expansion — Raleigh, NC
     During 2005, First Charter implemented a growth strategy intended to both expand the First Charter footprint into high growth markets and optimize existing locations through attracting new customers and retaining existing customers. As part of the strategic growth strategy, First Charter has expanded operations into the Raleigh, NC Metro area. The Raleigh Metro area is expected to have at or above average household income and growth rates relative to the North Carolina and national averages.
     First Charter opened a loan production office in Raleigh in the first quarter of 2005 which was later consolidated into its first financial center in Raleigh on October 3, 2005. The financial center offers a full suite of banking services to individuals and small businesses, commercial lending, mortgages, and brokerage services. This office also serves as the regional headquarters. First Charter also operates 23 ATMs in the Raleigh market.
     The Corporation expanded its presence in the Raleigh area by opening 3 additional full-service financial centers and 3 ATMs in the first quarter of 2006.
Existing Markets
     First Charter opened new replacement financial centers in Monroe, Concord, and Charlotte NC during 2005, providing an even greater level of service and convenience for customers in those markets. First Charter also added a new financial center in Charlotte on October 24, 2005, bringing the total number of financial centers to 55 at December 31, 2005.
The Community Banking Model
     In order to attract new customers and retain existing customers, First Charter adopted a community banking model focused on delivering our clients with a broad array of financial products and solutions, delivered with exceptional service and convenience at a fair price. It emphasizes local market decision making and management whenever possible. Management believes this model works well against both it’s larger competitors that may have less flexibility, as well as local competition that may not have the array of products and services that First Charter can offer. First Charter competes against three of the largest banks in the country as well as other local banks, savings and loan associations, credit unions and finance companies. Management believes that by focusing on core values, striving to expand our clients expectations, being an employer of choice and providing exceptional value to shareholders, First Charter can achieve the profitability and growth goals it has set for itself.
Financial Summary
     Net income amounted to $25.3 million, or $0.82 per diluted share, for the year ended December 31, 2005, a decrease from net income of $42.4 million, or $1.40 per diluted share, for the year ended December 31, 2004. As previously reported, in the fourth quarter of 2005, the Corporation incurred an approximate $20.0 million after-tax charge resulting from a series of balance sheet initiatives, which included the sale of securities and the extinguishment of debt and termination of interest rate swaps. The return on average assets and return on common shareholders equity was 0.56 percent and 7.86 percent in 2005, respectively, compared to 0.98 percent and 14.05 percent in 2004, respectively.

Earnings Analysis for Fourth Quarter 2005

     Net income (loss) amounted to $(8.3) million, or $(0.27) per diluted share, for the three months ended December 31, 2005, compared to net income of $11.6 million, or $0.38 per diluted share for the same period in 2004. Net income for the three months ended December 31, 2005 was impacted by the previously discussed balance sheet repositioning.
     Net interest income increased $0.1 million to $31.9 million, or $32.5 million on a taxable equivalent basis, compared to the fourth quarter of 2004. The net interest margin increased 12 basis points to 3.27 percent compared to the fourth quarter of 2004. The expansion of the margin was primarily the result of the balance sheet repositioning, an increase in loan yield and an increase in the percentage of earning assets funded by low cost core deposits (money market, demand and savings accounts).
     Noninterest income totaled $39,000 compared to $15.3 million for the fourth quarter of 2004. Included in the totals were securities gains (losses) of $(16.7) million for the fourth quarter of 2005 resulting from the balance sheet repositioning compared to securities gains of $0.3 million for the fourth quarter of 2004. Excluding securities gains and losses, noninterest income increased $1.7 million, or 11 percent, to $16.7 million. Increases in deposit, ATM, debit card, mortgage, and financial management revenues were key contributors to the growth. In addition, property sale gains were $0.6 million in the fourth quarter of 2005 compared to no gains in the fourth quarter of 2004.
     Noninterest expense for the fourth quarter of 2005 totaled $44.0 million and included a $7.8 million charge to terminate derivative transactions and a $6.9 million charge due to the early extinguishment of debt, both of which related to the balance sheet repositioning. Excluding these charges, noninterest expense was $29.4 million. This compares to fourth quarter 2004 noninterest expense of $27.7 million. The increase was primarily due to a $1.9 million increase in salaries and employee benefits related to additional personnel, increased commission-based compensation and higher medical costs. Partially offsetting this increase was a $1.1 million decrease in occupancy and equipment expense due to a $1.4 million fixed asset correction as part of a fixed asset inventory conducted during 2005.
     An income tax benefit of $5.5 million was recognized in the fourth quarter of 2005 compared to an income tax expense of $6.1 million for the fourth quarter of 2004. The income tax benefit for the fourth quarter was due to a decrease in the estimated 2005 effective tax rate resulting from the charge related to the previously mentioned balance sheet repositioning.

Table One
Selected Financial Data

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2005	2004	2003	2002	2001

Income statement
Interest income	$224,605	$187,303	$178,292	$196,388	$215,276
Interest expense	99,722	64,293	70,490	83,227	109,912

Net interest income	124,883	123,010	107,802	113,161	105,364
Provision for loan losses	9,343	8,425	27,518	8,270	4,465
Noninterest income	50,213	60,896	63,933	47,410	38,773
Noninterest expense	131,222	111,017	126,785	97,551	87,579

Income before income taxes	34,531	64,464	17,432	54,750	52,093
Income tax expense	9,220	22,022	3,286	14,947	16,768

Net income	$25,311	$42,442	$14,146	$39,803	$35,325

Per common share
Basic net income	$0.83	$1.42	$0.47	$1.30	$1.12
Diluted net income	0.82	1.40	0.47	1.30	1.12
Cash dividends declared	0.76	0.75	0.74	0.73	0.72
Period-end book value	10.53	10.47	10.08	10.80	10.06
Average shares outstanding — basic	30,457,573	29,859,683	29,789,969	30,520,125	31,480,109
Average shares outstanding — diluted	30,784,406	30,277,063	30,007,435	30,702,107	31,660,985
Ratios
Return on average shareholders’ equity	7.86%	14.05%	4.50%	12.52%	11.03%
Return on average assets	0.56	0.98	0.35	1.13	1.14
Net interest margin (2)	3.05	3.14	3.00	3.52	3.72
Average loans to average deposits	102.01	92.86	86.60	94.30	95.43
Average equity to average assets	7.18	6.99	7.85	9.02	10.31
Efficiency ratio (1)(2)	60.05	60.44	65.79	64.29	60.97
Dividend payout	92.68	53.57	157.45	56.15	64.29
Selected period end balances
Securities available for sale	$899,111	$1,652,732	$1,601,900	$1,129,212	$1,076,324
Loans held for sale	6,447	5,326	5,137	158,404	7,334
Loans, net	2,917,020	2,412,529	2,227,030	2,045,266	1,921,718
Allowance for loan losses	28,725	26,872	25,607	27,204	25,843
Total assets	4,232,420	4,431,605	4,206,693	3,745,949	3,332,737
Total deposits	2,799,479	2,609,846	2,427,897	2,322,647	2,162,945
Borrowings	1,068,574	763,738	473,106	1,042,440	808,512
Total liabilities	3,908,825	4,116,918	3,907,254	3,421,263	3,023,396
Total shareholders’ equity	323,595	314,687	299,439	324,686	309,341
Selected average balances
Loans and loans held for sale	2,795,711	2,363,107	2,152,748	2,122,890	1,990,406
Earning assets	4,164,969	4,004,678	3,662,460	3,261,844	2,881,295
Total assets	4,489,083	4,322,727	4,009,511	3,525,090	3,104,952
Total deposits	2,740,742	2,544,865	2,485,711	2,251,256	2,085,669
Borrowings	1,375,910	1,428,124	1,159,889	906,263	652,298
Total shareholders’ equity	322,226	302,101	314,562	317,952	320,215

(1)	Noninterest expense less debt extinguishment expense and derivative termination costs divided by the sum of taxable equivalent net interest income plus noninterest income less (loss) gain on sale of securities.

(2)	Amounts and ratios in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.
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
Allowance for Loan Losses
     The Corporation considers its policy regarding the allowance for loan losses to be one of its most critical accounting policies, as it requires some of management’s most subjective and complex judgments. The allowance for loan losses is maintained at a level the Corporation believes is adequate to absorb probable losses inherent in the loan portfolio as of the date of the consolidated financial statements. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect its careful evaluation of credit risk considering all information available to us.
     The determination of the level of the allowance and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including: (i) general economic conditions, (ii) loan portfolio composition, (iii) prior loan loss experience, (iv) management’s evaluation of credit risk related to both individual borrowers and pools of loans and (v) observations derived from the Corporation’s ongoing internal credit review and examination processes and those of its regulators. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or decrease in the allowance for loan losses.
     The Corporation employs a variety of statistical modeling and estimation tools in developing the appropriate allowance. The following provides a description of each of the components involved in the allowance for loan losses, the techniques the Corporation used and the estimates and judgments inherent to each component.
     The first component of the allowance for loan losses, the valuation allowance for impaired loans, is computed based on documented reviews performed by the Corporation’s Credit Risk Management. The reviews are completed for impaired commercial relationships greater than $150,000. Credit Risk Management typically estimates these valuation allowances by considering the fair value of the underlying collateral for each impaired loan using current appraisals. The results of these estimates are updated quarterly or periodically as circumstances change. Changes in the dollar amount of impaired loans or in the estimates of the fair value of the underlying collateral can impact the valuation allowance on impaired loans and, therefore, the overall allowance for loan losses.
     The second component of the allowance for loan losses, the portion attributable to all other loans without specific reserve amounts, is determined by applying loss rates to the outstanding balance of loans. The portfolio is segmented into two major categories: commercial loans and consumer loans. Commercial loans are segmented further by risk grade and type, so that separate loss factors are applied to each pool of commercial loans. The loss factors applied to the commercial segments are determined using a migration analysis tool that computes current loss estimates by credit grade using a 60 month trailing loss history database. Since the migration analysis is based on trailing data, the percentage loss estimates can change based on actual losses. Changes in commercial loan credit grades or in the mix of the portfolio can also impact this component of the allowance for loan losses from period to period. Consumer loans which include mortgage, general consumer, consumer real estate, home equity and consumer unsecured loans are segmented by loan type and by collateral grouping in order to apply separate loss factors to each pool of consumer loans. The loss factors applied to the consumer segments are a thirty-six month rolling average of losses. Since the loss factors are based on historical data, the percentage loss estimates can change based on actual losses.
     The third component of the allowance for loan losses is intended to capture the various risk elements of the loan portfolio which may not be sufficiently captured in the historical loss rates. These factors currently include intrinsic risk, operational risk, concentration risk and model risk. Intrinsic risk relates to the impact of current economic conditions on the Corporation’s borrower base, the effects of which may not be realized by the Corporation in the form of charge-offs for several periods. The Corporation monitors and documents various local, regional and national economic data, and makes subjective estimates of the impact of changes in economic conditions on the allowance for loan losses. Operational risk includes factors such as the likelihood of loss on a loan due to procedural error. Historically, the Corporation has made additional loss estimates for certain types of loans that were either acquired from other institutions in mergers or were underwritten using policies that are no longer in effect at the Corporation. These identified loans are considered to have higher risk of loss than currently reflected in historical loss rates of the Corporation, so additional estimates of loss are made by management. Concentration risk includes the risk of loss due to extensions of credit to a particular industry, loan type or borrower that may be troubled. Model risk reflects the inherent uncertainty of estimates within the allowance for loan losses model. The Corporation monitors its portfolio for any excessive concentrations of loans during each period, and if any excessive concentrations are noted, additional estimates of loss would be made. Changes in the allowance for loan losses for these subjective factors can arise from changes in the balance and types of outstanding loans, as well as changes in the underlying conditions which drive a change in the percentage used. As more fully discussed below, the Corporation continually monitors the portfolio in an effort to identify any other factors which may have an impact on loss estimates within the portfolio.
     All estimates of the loan portfolio risk, including the adequacy of the allowance for loan losses, are subject to general and local economic conditions, among other factors, which are unpredictable and beyond the Corporation’s control. Since a significant portion of the loan portfolio is comprised of real estate loans and loans to area businesses, the Corporation is subject to continued risk that the real estate market and economic conditions in general could change and therefore result in additional losses and require increases in the provision for loan losses. If management had made different assumptions about probable loan losses, the Corporation’s financial position and results of operations could have differed materially. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see Allowance for Loan Losses.
Income Taxes
     Calculating the Corporation’s income tax expense requires significant judgment and the use of estimates. The Corporation periodically assesses its tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing the Corporation’s overall tax position consideration is given to the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances income tax balances are adjusted appropriately through the income tax provision.
Derivative Instruments
     As of December 31, 2005, the Corporation had no stand-alone derivative instruments outstanding. The Corporation, however, may enter into interest rate swaps or other derivative instruments to achieve the Corporation’s targeted interest rate profile. Interest rate swap agreements provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The interest rate swap agreements utilized by the Corporation in the past qualified for hedge accounting as fair value hedges.
     The fair value of interest rate swaps is valued on a quarterly basis by a third party and an internal valuation model. The valuation is determined using a discounted cash flow model, the implied forward interest rate curve and a volatility index. The Corporation performs a quarterly assessment based on the third party valuations to assess whether the derivative used in its hedging transaction has been highly effective in offsetting changes in the fair value of the hedged item. The effectiveness assessment is conducted using the cumulative dollar offset method.
     According to the provisions of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), if the change in the fair value of the derivative hedging instrument and the hedged item is believed to be one hundred percent correlated at inception, the “short cut” method of accounting would apply, resulting in a presumption of no hedge ineffectiveness and no income statement impact. For interest rate swaps that do not meet the criteria for the short-cut accounting method, the Corporation records on a quarterly basis, in noninterest income, the net change in the fair value of the interest rate swap and the designated hedged item, attributed to changes in interest rates, provided the criteria for hedge accounting continue to be met. In the event the criteria for hedge accounting are not met in a future period, the Corporation will cease recording the change in fair value of the hedged item and will amortize into earnings the then carrying value of the interest rate swap over the life of the hedged item. The derivative hedging instruments were recorded at fair value in other assets or other liabilities.
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
     For the year ended December 31, 2005, net interest income amounted to $124.9 million, an increase of approximately 2 percent from net interest income of $123.0 million in 2004. This increase was primarily due to a $432.6 million increase in average loan balances, an increase in the proportion of noninterest bearing deposits to the composition of funding sources and to a lesser extent the balance sheet repositioning which occurred in late October 2005. This was partially offset by higher rates paid on interest bearing liabilities relative to increases in asset yields.
     The net interest margin (tax-adjusted net interest income divided by average interest-earning assets) decreased 9 basis points to 3.05 percent in 2005, compared to 3.14 percent in 2004. The net interest margin was negatively impacted by a 91 basis point increase in the cost of interest bearing liabilities. Partially offsetting this increase was a 72 basis point increase in earning asset yields compared to 2004. Since the balance sheet repositioning occurred in late October 2005, the benefit to the net interest margin for the year was minimal.
     The cost of interest bearing liabilities was impacted by a 137 basis point increase in other borrowing costs and a 66 basis point increase in deposit yields compared to 2004. Interest-bearing liability average balances increased $107.5 million compared to 2004. The increase was primarily due to a $159.8 million increase in interest-bearing deposit average balances compared to 2004, as retail certificates of deposit average balances increased $67.8 million and wholesale deposit average balances increased $102.9 million. Partially offsetting this increase was a $52.2 million decline in other borrowing average balances, primarily wholesale borrowings.
     Earning asset yields were impacted by a 92 basis point increase in loan yields and a 6 basis point decrease in security yields compared to 2004. Interest earning asset average balances increased $160.3 million to $4.16 billion at December 31, 2005 compared to $4.0 billion for the same 2004 period. These increases were primarily due to growth in the Corporation’s average loan balances, which increased $432.6 million, compared to December 31, 2004. Loan balances increased, in part, due to the purchase of whole loan adjustable-rate mortgage (“ARM”) loans during the first quarter of 2005, which contributed $178.9 million to average loans and loans held for sale. This purchase was executed under a previously disclosed strategy in which the sale of investment securities and portfolio cash flows would fund the ARM loan purchases. These ARM loans have similar average lives and a higher yield than the securities sold. The ARM loan purchase and the balance sheet repositioning contributed to a $261.6 million reduction in the average balance of the securities portfolio, compared to December 31, 2004.
     The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance limits set by Management and the Board of Directors. As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. The Corporation expects the repositioning of the balance sheet to improve net interest income and the net interest margin and reduce interest rate risk.
     The following table includes interest income on interest earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid. In addition, the table includes the net interest margin. Average balances were calculated based on daily balances.
Table Two
Average Balances and Net Interest Income Analysis

		2005			2004			2003

		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Interest earning assets:
Loans and loans held for sale(1)(2)(3)	$2,795,711	$172,961	6.19%	$2,363,107	$124,496	5.27%	$2,152,748	$119,375	5.55%
Securities — taxable (5)	1,251,477	47,657	3.81	1,538,133	59,520	3.87	1,393,277	55,596	3.99
Securities — nontaxable (5)	110,030	6,100	5.54	84,969	5,224	6.15	71,427	5,077	7.11
Federal funds sold	1,883	60	3.19	1,566	19	1.22	2,074	20	0.99
Interest bearing bank deposits	5,868	163	2.78	16,903	200	1.18	42,934	465	1.08

Total earning assets(4)(5)	4,164,969	226,941	5.45	4,004,678	189,459	4.73	3,662,460	180,533	4.93

Cash and due from banks	94,971			89,103			90,941
Other assets	229,143			228,946			256,110

Total assets	$4,489,083			$4,322,727			$4,009,511

Interest bearing liabilities:
Demand deposits	840,645	10,331	1.23	848,597	6,643	0.78	778,600	6,997	0.90
Savings deposits	123,305	277	0.22	122,339	321	0.26	118,459	520	0.44
Other time deposits	1,378,634	42,848	3.11	1,211,890	28,386	2.34	1,253,538	34,027	2.71
Other borrowings	1,375,910	46,266	3.36	1,428,124	28,943	1.99	1,159,889	28,946	2.50

Total interest bearing liabilities	3,718,494	99,722	2.68	3,610,950	64,293	1.77	3,310,486	70,490	2.13

Noninterest bearing sources:
Noninterest bearing deposits	398,158			362,038			335,114
Other liabilities	50,205			47,638			49,349
Shareholders’ equity	322,226			302,101			314,562

Total liabilities and shareholders’ equity	$4,489,083			$4,322,727			$4,009,511

Net interest spread (5)			2.77			2.96			2.80
Impact of noninterest bearing sources			0.28			0.18			0.20

Net interest income/ yield on earning assets(5)		$127,219	3.05%		$125,166	3.14%		$110,043	3.00%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of approximately $2,343, $2,616, and $2,576, for 2005, 2004 and 2003, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for 2005, 2004 and 2003. The adjustments made to convert to a taxable-equivalent basis were $2,336, $2,156, and $2,241 for 2005, 2004 and 2003, respectively.

(5)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.

     Changes in net interest income for the last two years are as follows:
Table Three
Volume and Rate Variance Analysis

	Dec. 31, 2005 versus Dec. 31, 2004 versus Dec. 31, 2003

	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume (1)
	2005			2004			2003
	Income/			Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale (2)	$172,961	$23,688	$24,777	$124,496	$(6,253)	$11,374	$119,375
Securities — taxable (3)	47,657	(857)	(11,006)	59,520	(1,771)	5,695	55,596
Securities — nontaxable (2)(3)	6,100	(590)	1,466	5,224	(750)	897	5,077
Federal funds sold	60	34	7	19	5	(6)	20
Interest bearing bank deposits	163	180	(217)	200	30	(295)	465

Total interest income	$226,941	$22,455	$15,027	$189,459	$(8,739)	$17,665	$180,533

Interest expense:
Demand deposits	$10,331	$3,768	$(80)	$6,643	$(943)	$589	$6,997
Savings deposits	277	(46)	2	321	(213)	14	520
Other time deposits	42,848	9,918	4,544	28,386	(4,589)	(1,052)	34,027
Other borrowings	46,266	18,730	(1,407)	28,943	(6,068)	6,065	28,946

Total interest expense	99,722	32,370	3,059	64,293	(11,813)	5,616	70,490

Net interest income	$127,219	$(9,915)	$11,968	$125,166	$2,793	$12,049	$110,043

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

(3)	Amounts in 2004 have been adjusted to correct a calculation error with respect to the taxable-equivalent adjustment.
Noninterest Income
     The major components of noninterest income are derived from service charges on deposit accounts, mortgage, brokerage, insurance and financial management. In addition, the Corporation realizes securities gains and losses, gains and losses from transactions involving bank owned property and income from its BOLI policies.
     Noninterest income decreased $10.7 million, or 18 percent, to $50.2 million compared to the same period in 2004. Included in noninterest income are several transactions listed in the table below.
Table Four
Schedule of Selected Items Included in Noninterest Income

	Years Ended December 31
(Dollars in thousands)	2005	2004

(Loss) gain on sale of securities	$(16,690)	$2,383
Gain on sale of deposits and loans	—	339
Bank owned life insurance payment	925	—
Gain on sale of property	1,853	777
     Deposit service charges increased $2.2 million in part due to checking account growth and increases in transaction volume. ATM and merchant income increased $1.5 million due primarily to growth in ATM and debit card fees as a result of increased transaction volume. Mortgage services income grew $1.1 million compared to 2004 as the Corporation decided to sell a greater portion of its mortgage loan production in 2005. Insurance services revenue increased $1.1 million due, in part, to a purchased insurance agency in the fourth quarter of 2004. The Corporation incurred approximately $(0.3) million in losses in its venture capital portfolio in 2005, similar to the losses incurred in 2004.
     Additional noninterest income items included securities losses of $16.7 million recognized during 2005 resulting from the balance sheet repositioning compared to gains of $2.4 million in 2004 and a $0.3 million gain was recognized on the sale of one financial center’s deposits and loans during 2004. No similar sale was recognized during 2005. In addition, BOLI revenues were impacted by a gain recognized as a result of a payment on claims of $0.9 million recognized in the second quarter of 2005 compared to no claims received during 2004. Property sale gains of $1.9 million were recognized during 2005 from the sale of a branch facility and a sale-leaseback transaction involving a bank financial center. During 2004, $0.8 million in property sale gains were recognized.
Noninterest Expense
     Noninterest expense is primarily comprised of operating expenses for the Corporation. The major components are salaries and employee benefits, occupancy and equipment, professional fees, charges related to the 2005 balance sheet repositioning and other operating expenses.
     Noninterest expense for 2005 totaled $131.2 million compared to $111.0 million for 2004. The year over year comparison of noninterest expense was impacted by several transactions listed in the table below.
Table Five
Schedule of Selected Items Included in Noninterest Expense

	Years Ended December 31
(Dollars in thousands)	2005	2004

Employee benefit plan modification	$1,079	$—
Separation agreement	1,010	—
Fixed asset correction	(1,386)	—
Debt extinguishment expense	6,884	—
Derivative termination costs	7,770	—
     Salaries and employee benefits increased due to additional costs associated with additional personnel, extended service hours, increased commission-based compensation and higher medical costs. Part of the increase in medical costs was related to an acceleration of health insurance claims from the Corporation’s third party benefits administrator in connection with the transition to a new administrator in 2006. Data processing expenses increased $1.3 million due to increased debit card and software maintenance expenses. Occupancy and equipment expenses, excluding the fixed asset correction (discussed below), increased $1.0 million due to additional financial center lease and depreciation expenses. Marketing expense increased $0.3 million due to back state sales and use taxes primarily related to direct mail and consulting services over the past three years. These increases were partially offset by a $1.3 million decrease in professional fees primarily due to lower accounting, attorney and other consulting fees.
     Additional noninterest expense items included a $7.8 million charge to terminate derivative transactions in 2005, a $6.9 million charge due to the early extinguishment of debt in 2005, $1.1 million expense associated with a legacy employee benefit plan in 2005 and a $1.0 million expense associated with the former CFO’s retirement in 2005. In addition, the corporation recorded a $1.4 million reduction in occupancy and equipment due to a correction related to the corporation’s fixed asset records. This adjustment was made after the Corporation conducted a fixed asset inventory in 2005.
     The efficiency ratio decreased to 60.1 percent for the year ended December 31, 2005 compared to 60.4 percent for the year ended December 31, 2004. The calculation of the efficiency ratio excludes the impact of securities sales in both years and the charges related to the balance sheet repositioning in 2005.
Income Tax Expense
     Income tax expense for the year ended December 31, 2005 amounted to $9.2 million for an effective tax rate of 26.7 percent, compared to $22.0 million for an effective tax rate of 34.2 percent for the year ended December 31, 2004. The decrease in the income tax expense and the effective tax rate for 2005 was primarily attributable to the decrease in income relative to nontaxable adjustments. For further discussion, see Note Fourteen of the consolidated financial statements.

     The following table provides certain selected quarterly financial data:
Table Six
Selected Quarterly Financial Data

(Dollars in thousands, except		2005 Quarters				2004 Quarters
per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement
Total interest income	$58,639	$59,080	$55,604	$51,282	$50,085	$47,082	$44,906	$45,230
Total interest expense	26,710	27,990	24,314	20,708	18,275	16,287	14,874	14,857

Net interest income	31,929	31,090	31,290	30,574	31,810	30,795	30,032	30,373
Provision for loan losses	1,795	2,770	2,878	1,900	1,825	1,600	2,000	3,000
Total noninterest income	39	17,043	17,317	15,814	15,302	16,039	14,890	14,665
Total noninterest expense	44,046	28,943	29,364	28,869	27,677	27,347	27,685	28,308

Net (loss) income before income taxes	(13,873)	16,420	16,365	15,619	17,610	17,887	15,237	13,730
Income tax (benefit) expense	(5,543)	4,368	5,085	5,310	6,051	6,499	4,982	4,490

Net (loss) income	$(8,330)	$12,052	$11,280	$10,309	$11,559	$11,388	$10,255	$9,240

Per share data:
Basic (loss) income	$(0.27)	$0.39	$0.37	$0.34	$0.39	$0.38	$0.34	$0.31
Diluted (loss) income	(0.27)	0.39	0.37	0.34	0.38	0.38	0.34	0.31
Cash dividends declared	0.190	0.190	0.190	0.190	0.190	0.190	0.185	0.185
Period-end book value	10.53	10.82	10.73	10.31	10.47	10.35	9.53	10.38
Average shares outstanding — basic	30,678,743	30,575,440	30,409,307	30,234,683	29,973,996	29,810,917	29,763,619	29,738,553
Average shares outstanding — diluted	30,678,743	30,891,887	30,679,636	30,630,601	30,605,826	30,231,191	30,067,462	30,029,056
Ratios
Return on average shareholders’ equity (1)	(10.21)%	14.57%	14.12%	13.21%	14.73%	15.28%	13.90%	12.20%
Return on average assets (1)	(0.77)	1.02	1.00	0.94	1.04	1.04	0.96	0.88
Net interest margin (1)	3.27	2.92	3.03	3.06	3.15	3.10	3.07	3.19
Average loans to average deposits	103.30	103.30	103.68	97.04	93.52	92.53	91.82	93.31
Average equity to average assets	7.52	7.03	7.05	7.13	7.10	7.00	6.54	7.27
Efficiency ratio (3)	59.70	59.44	59.70	61.41	58.41	59.35	61.56	62.56
Selected period end balances
Securities available for sale	$899,111	$1,374,163	$1,412,885	$1,440,494	$1,652,732	$1,630,655	$1,604,585	$1,622,967
Loans held for sale	6,447	7,309	8,159	6,006	5,326	5,468	26,768	17,969
Loans, net	2,917,020	2,900,357	2,829,127	2,676,707	2,412,529	2,398,116	2,321,986	2,254,130
Allowance for loan losses	28,725	29,788	29,032	27,483	26,872	26,859	26,052	25,736
Total assets	4,232,420	4,699,722	4,633,236	4,513,053	4,431,605	4,409,044	4,339,213	4,247,861
Total deposits	2,799,479	2,872,993	2,751,385	2,702,708	2,609,846	2,557,062	2,594,765	2,507,442
Borrowings	1,068,573	1,438,388	1,503,322	1,451,756	1,449,736	1,482,340	1,410,481	1,377,374
Total liabilities	3,908,824	4,368,677	4,305,538	4,200,799	4,116,918	4,100,393	4,055,432	3,939,124
Total shareholders’ equity	323,596	331,045	327,698	312,254	314,687	308,651	283,781	308,737
Selected average balances
Loans and loans held for sale	2,932,195	2,904,954	2,788,438	2,551,876	2,444,827	2,393,362	2,339,435	2,273,575
Earning assets	3,235,181	3,828,135	3,799,326	4,122,175	4,101,708	4,035,259	3,995,390	3,884,954
Total assets	4,303,821	4,665,301	4,543,846	4,439,768	4,426,604	4,343,207	4,316,360	4,210,401
Total deposits	2,838,566	2,812,165	2,689,390	2,629,795	2,614,161	2,586,524	2,547,909	2,436,673
Borrowings (2)	1,099,350	1,471,482	1,491,636	1,443,909	1,441,129	1,411,579	1,424,556	1,430,127
Total shareholders’ equity	323,753	328,115	320,412	316,476	312,122	296,539	296,699	303,722

(1)	Annualized

(2)	Amounts in 2004 have been adjusted to correct a calculation error with respect to average balances.

(3)	Noninterest expense less debt extinguishment expense and derivative termination costs divided by the sum of taxable equivalent net interest income plus noninterest income less (loss) gain on sale of securities.

Balance Sheet Analysis

Securities Available-for-Sale
     The securities portfolio, all of which is classified as available-for-sale, is a component of the Corporation’s Asset Liability Management (“ALM”) strategy. The decision to purchase or sell securities is based upon liquidity needs, changes in interest rates, changes in the Bank’s risk tolerance, the composition of the rest of the balance sheet, and other factors. Securities available-for-sale are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders’ equity unless the unrealized losses are considered other-than-temporary.
     The fair value of the securities portfolio is determined by various third party sources. The valuation is determined as of a date within close proximity to the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.
     At December 31, 2005, securities available-for-sale were $899.1 million or 23 percent of total earning assets, compared to $1.65 billion or 40 percent of total earnings assets at December 31, 2004. The reduction was primarily due to the previously discussed balance sheet repositioning which included the sale of $466 million in fixed rate securities and the sale of securities to fund the ARM loan purchase. Portfolio balances were also impacted by an increase in the pre-tax unrealized net losses in the portfolio due to a rise in short and intermediate-term interest rates. Pre-tax unrealized net losses on securities available-for-sale were $18.6 million at December 31, 2005 compared to pre-tax unrealized net losses of $8.0 million at December 31, 2004. The unrealized net losses in the securities available-for-sale portfolio could continue to increase with a rise in interest rates. To mitigate against the risk of rising interest rates, the Corporation’s investment strategy focuses on shorter duration securities with more predictable cash flows in a variety of interest rate scenarios. This will allow the Corporation to reinvest the cash flows of the portfolio into higher rate securities or fund loan growth in a rising interest rate environment. The weighted average duration of the portfolio was 2.5 years at December 31, 2005 compared to 3.1 years at December 31, 2004.
     The following table shows the carrying value of (i) U.S. government obligations, (ii) U.S. government agency obligations, (iii) mortgage-backed securities, (iv) state and municipal obligations, (v) equity securities, which are primarily comprised of Federal Reserve and Federal Home Loan Bank stock, and (vi) other securities.
Table Seven
Investment Portfolio

	December 31,
(Dollars in thousands)	2005	2004	2003

Securities Available for Sale
US government obligations	$14,878	$54,374	$60,273
US government agency obligations	320,408	691,970	635,267
Mortgage-backed securities	405,449	726,381	771,157
State, county, and municipal obligations	108,996	115,380	73,087
Equity securities	44,386	64,627	62,116
Other	4,994	—	—

Total	$899,111	$1,652,732	$1,601,900

Loan Portfolio
     The Corporation’s loan portfolio at December 31, 2005 consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the terms can range out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. This portfolio includes commercial real estate, commercial non real estate and construction loans. This program enables the Corporation to diversify both its geographic and its total exposure risk.
Commercial Non Real Estate
     The Corporation’s commercial non real estate lending program is generally targeted to serve small-to-middle market businesses with annual sales of $50 million or less in the Corporation’s geographic area. Commercial lending includes commercial, financial, agricultural and industrial loans. Pricing on commercial non real estate loans is usually tied to widely recognized market indexes, such as the prime rate, the London Interbank Offer Rate (“LIBOR”), the U.S. dollar interest rate swap curve or rates on U.S. Treasury securities. From time to time, the Corporation sources commercial non real estate loans through a correspondent relationship.
Commercial Real Estate
     Similar to commercial non real estate lending, the Corporation’s commercial real estate lending program is generally targeted to serve small-to-middle market businesses with annual sales of $50 million or less in the Corporation’s geographic area. The real estate loans are both owner occupied and project related. From time to time, the Corporation sources commercial real estate loans through a correspondent relationship.
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
Mortgage
     The Corporation originates 1-4 family residential mortgage loans throughout its footprint and through a loan origination office in Reston, Virginia. From time to time, the Corporation has purchased ARM loans in other market areas through a correspondent relationship. At December 31, 2005, loans purchased through this relationship represented $184.6 million or 32 percent of the total mortgage loan portfolio. The majority of the purchased loans consist of interest only ARMs which reprice in 5 or 7 years. No mortgage loans have been purchased since the first quarter of 2005. The Corporation offers a full line of products, including conventional, conforming, and jumbo fixed rate and adjustable rate mortgages which are originated and securitized or sold into the secondary market; however, from time to time a portion of this production is retained and then serviced through a third party arrangement.
Consumer
     The Corporation offers a wide variety of consumer loan products. Various types of secured and unsecured loans are marketed to qualifying existing customers and to other creditworthy candidates in the Corporation’s market area. Unsecured loans, including revolving credits (e.g. checking account overdraft protection and personal lines of credit) are provided and various installment loan products such as vehicle and marine loans are also offered.
Home Equity
     Home Equity loans and lines are secured by first and second liens on the borrower’s residential real estate. As with all consumer lending, home equity loans are centrally decisioned and documented to ensure the underwriting conforms to the corporate lending policy.

     Gross loans increased $506.2 million, or 21 percent, to $2.95 billion at December 31, 2005 compared to $2.44 billion at December 31, 2004. The growth in loans was primarily due to: (i) a $225.4 million increase in mortgage loans, of which $184.6 million was attributable to the purchase of ARM loans during the first quarter of 2005; (ii) a $185.1 million increase in construction loans; (iii) a $54.4 million increase in consumer loans partly due to the Raleigh market expansion; (iv) a $21.4 million increase in commercial non real estate loans; (v) a $15.8 million increase in home equity loans and (vi) a $4.1 million increase in commercial real estate loans.
     The mix of variable-rate, adjustable-rate and fixed-rate loans is incorporated into the Corporation’s ALM strategy. As of December 31, 2005, of the $2.95 billion loan portfolio, approximately $1.72 billion were tied to variable interest rates, approximately $0.76 billion were fixed rate loans with scheduled maturities and $0.47 billion were ARMs with an initial fixed rate period after which the loan rate floats on a predetermined schedule.
     The table below summarizes loans in the classifications indicated.
Table Eight
Loan Portfolio Composition

	December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001

Commercial real estate	$780,597	$776,474	$724,340	$798,664	$631,814
Commercial non real estate	233,409	212,031	212,010	223,178	222,497
Construction	517,392	332,264	358,217	215,859	321,716
Mortgage	573,007	347,606	280,748	237,085	289,953
Consumer	358,592	304,151	284,448	280,201	253,603
Home equity	482,921	467,166	393,041	317,730	228,169

Total loans	2,945,918	2,439,692	2,252,804	2,072,717	1,947,752

Less — allowance for loan losses	(28,725)	(26,872)	(25,607)	(27,204)	(25,843)
Unearned income	(173)	(291)	(167)	(247)	(191)

Loans, net	$2,917,020	$2,412,529	$2,227,030	$2,045,266	$1,921,718

Deposits
     Total deposits increased $189.6 million, or 7 percent, to $2.80 billion at December 31, 2005 compared to $2.61 billion at December 31, 2004. The growth in deposits was primarily focused in lower-cost core deposits. Period-end core deposits increased $153.3 million, or 12 percent, noninterest bearing deposits contributed to $52.0 million of this growth. Certificates of deposit (“CDs”) also grew $36.3 million, with an $87.6 million increase in wholesale CDs and a $51.3 million decrease in retail CDs. The increase in wholesale CDs is a part of the Corporation’s strategy to diversify its wholesale funding sources. The decrease in retail CDs is due to a conscious effort to refrain from aggressively pricing a large concentration of ten-month CDs that had been gathered with premium pricing in the fall of 2004.
Other Borrowings
     Other borrowings consist of Federal Funds purchased, securities sold under agreement to repurchase, commercial paper and other short-term borrowings, and long-term borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. At December 31, 2005, the Bank had federal funds back-up lines of credit totaling $100.0 million with $25.0 million outstanding compared to $20.0 million in oustandings at December 31, 2004. Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities less than one year collateralized by a portion of the Corporation’s United States Government or Agency securities. Securities sold under agreements to repurchase totaled $287.3 million at December 31, 2005 compared to $230.3 million at December 31, 2004. These borrowings are an important source of funding to the Corporation. Access to alternate short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis.

     First Charter Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial clients. Commercial paper outstanding at December 31, 2005 was $58.4 million compared to $59.7 million at December 31, 2004.
     Other short-term borrowings consists of the FHLB borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At December 31, 2005, the Bank had $140.0 million of short-term FHLB borrowings compared to $254.0 million at December 31, 2004. In addition, the Corporation has a $25.0 million bank credit line that was not drawn upon at December 31, 2005. This compares to $12.0 million drawn against the line at December 31, 2004. As part of the balance sheet repositioning the Corporation extinguished $224 million of short-term debt, primarily with the FHLB, which had an average floating rate of Fed Funds plus 25 basis points, or approximately 4.00 percent at the time of prepayment.
     Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At December 31, 2005, the Bank had $496.0 million of long-term FHLB borrowings compared to $873.7 million at December 31, 2004. In addition, the Corporation had $61.9 million of subordinated debentures at December 31, 2005.
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
     The following is a schedule of other borrowings which consists of the following categories: securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.
Table Nine
Other Borrowings

	December 31, 2005		December 31, 2004		December 31, 2003
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds purchased and securities sold under agreements to repurchase:
Balance as of	$312,283	3.01%	$250,314	1.84%	$319,018	1.03%
Average balance	348,051	2.94	245,394	1.21	214,499	1.06
Maximum outstanding at any month-end	494,566		297,818		319,018

Commercial Paper:
Balance as of	58,432	1.79	59,684	1.30	35,076	1.27
Average balance	40,786	1.62	32,658	1.38	23,763	1.36
Maximum outstanding at any month-end	58,432		59,684		35,076

Other short-term borrowings:
Balance as of	140,000	4.39	266,000	2.49	555,000	1.17
Average balance	266,121	3.32	383,462	1.59	348,292	1.34
Maximum outstanding at any month-end	716,000		477,000		555,000
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

Loan Administration and Underwriting
     The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships less than $750 thousand may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750 thousand. The exceptions to this include City Executives (senior loan officers) who are authorized to approve relationships up to $1.0 million. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Risk Officer and the Credit Risk Management Committee comprised of executive and senior management. In addition, commitments over $10.0 million are reviewed by the Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. As of December 31, 2005, the Corporation had a legal lending limit of $57.5 million and a general target lending limit of $10.0 million per relationship. At times, some loan relationships may exceed the general target lending limit. As of December 31, 2005, the Corporation had 22 relationships with exposure greater than the $10.0 million lending limit compared to 12 relationships at December 31, 2004. At December 31, 2005 and 2004, the total loan balance of these relationships was $172.1 million and $126.0 million, respectively, all of which were current, with unfunded commitments totaling $114.6 million and $51.0 million, respectively.
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
     In general, consumer loans (including mortgage and home equity) have a lower risk profile than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, because the collateral value of real estate generally maintains its value better than non real estate or construction collateral. Consumer loans, which are smaller in size and more geographically diverse across the Corporation’s entire primary market area, provide risk diversity across the portfolio. Because mortgage loans are secured by first liens on the consumer’s residential real estate, they are the Corporation’s lowest risk profile loan type. Home equity loans are deemed less risky than unsecured consumer loans as home equity loans and lines are secured by first or second deeds of trust on the borrower’s residential real estate. A centralized decisioning process is in place to control the risk of the consumer, home equity and mortgage loan portfolio. The consumer real estate appraisal process is also centralized relative to appraisal engagement, appraisal review, and appraiser quality assessment. These processes are detailed in the underwriting guidelines, which cover each retail loan product type from underwriting, servicing, compliance issues and closing procedures.
     At December 31, 2005, the substantial majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate portfolio, represents loans to borrowers within the Charlotte Metro region. The diversity of the Charlotte Metro region’s economic base tends to provide a stable lending environment; however, an economic downturn in the Corporation’s primary market area could adversely affect its business. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.

     Additionally, the Corporation’s loan portfolio consists of certain non-traditional loan products. Some of these products include interest only loans, loans with initial interest rates that are below the market interest rate for the initial period of the loan-term and may increase when that period ends and loans with a high loan-to-value ratio. Based on the Corporation’s assessment, these products do not give rise to a concentration of credit risk.
Derivatives
     Credit risk associated with derivatives is measured as the net replacement cost should the counter-parties with contracts in a gain position to the Corporation fail to perform under the terms of those contracts after considering recoveries of underlying collateral and netting agreements. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counter-party upon the occurrence of certain events. In addition, the Corporation reduces risk by obtaining collateral based on individual assessments of the counter-parties to these agreements. The determination of the need for and levels of collateral will vary depending on the credit risk rating of the counter-party. See Asset-Liability Management and Interest Rate Risk for further details regarding interest rate swap agreements. As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. As a result, the Corporation extinguished $222 million in debt and related interest rate swaps in October of 2005. As of December 31, 2005, the Corporation had no stand-alone derivative instruments outstanding.
Nonperforming Assets
     Nonperforming assets are comprised of nonaccrual loans and other real estate owned (“OREO”). The nonaccrual status is determined after a loan is 90 days past due or when deemed not collectible in full as to principal or interest, unless in management’s opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. OREO represents real estate acquired through foreclosure or deed in lieu thereof and is generally carried at the lower of cost or fair value, less estimated costs to sell.
     Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor, as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. As of December 31, 2005, no loans were 90 days or more past due and still accruing interest.
     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.
Table Ten
Nonperforming and Problem Assets

	December 31,
(Dollars in thousands)	2005		2004		2003		2002		2001

Nonaccrual loans	$10,811		$13,970		$14,910		$26,467		$23,824
Other real estate	5,124		3,844		6,836		10,278		8,049

Total nonperforming assets	15,935		17,814		21,746		36,745		31,873

Loans 90 days or more past due and still accruing interest	—		—		21		—		152

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$15,935		$17,814		$21,767		$36,745		$32,025

Nonperforming assets as a percentage of:
Total assets	0.38%		0.40%		0.52%		0.98%		0.96%
Loans and other real estate	0.54%		0.73%		0.96%		1.76%		1.63%
Ratio of allowance for loan losses to nonperforming loans	2.66	x	1.92	x	1.72	x	1.03	x	1.08	x

     Nonaccrual loans totaled $10.8 million at December 31, 2005, representing a $3.2 million decrease from $14.0 million at December 31, 2004. The decrease from the prior year was primarily due to the pay-off and charge-off of several large commercial loans and the transfer of one large commercial loan totaling $2.6 million to OREO during the first quarter of 2005. Correspondingly, OREO increased $1.3 million from 2004. During the fourth quarter of 2005, nonaccrual loans increased primarily due to $1.8 million of a $3.0 million commercial loan moving to nonaccrual status during the fourth quarter. Approximately $1.1 million of the original loan balance was charged-off and $0.2 million in previously accrued interest income was reversed and applied against principal. Of the remaining $1.8 million balance, $1.6 million was paid down in January 2006. Nonperforming assets as a percentage of total loans and other real estate owned increased to 0.54 percent at December 31, 2005 compared to 0.73 percent at December 31, 2004. Interest income that would have been recorded on nonaccrual loans and restructured loans for the years ended December 31, 2005, 2004, and 2003, had they performed in accordance with their original terms, amounted to approximately $0.8 million, $1.1 million, and $1.0 million, respectively. Interest income on all such loans included in the results of operations for 2005, 2004 and 2003 amounted to approximately $0.1 million, $0.3 million, and $0.3 million, respectively.
     Nonaccrual loans at December 31, 2005 were not concentrated in any one industry and primarily consisted of loans secured by real estate. Nonaccrual loans as a percentage of loans may increase as economic conditions change. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.
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
     During 2005, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Based on its review for the year ended December 31, 2005, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.
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
     The Corporation continuously assesses its loan loss allocation methodology and model. In the second quarter of 2005, the Corporation changed two variables in its model. The Corporation now looks at the loss history of consumer loans over a 36 month history, compared to a 12 month history previously. In addition, the Corporation looks at the loss history of commercial loans over a 60 month history, compared to a 36 month history previously. These changes were made to more accurately reflect the life cycle of the consumer and commercial loan portfolios. The Corporation expects to continue to review and improve its allowance for loan losses allocation methodology in the future.
     The table below presents (i) the allowance for loan losses at the beginning of the year, (ii) loans charged off and recovered (iii) loan charge-offs, net, (iv) the provision for loan losses, (v) the allowance for loan losses, (vi) the average amount of net loans outstanding, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to gross loans.
Table Eleven
Allowance For Credit Losses

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001

Balance, January 1	$26,872	$25,607	$27,204	$25,843	$28,447

Loan charge-offs:
Commercial non real estate	3,116	1,449	3,484	2,397	2,387
Commercial real estate	1,967	2,791	1,898	659	1,892
Construction	7	—	—	641	50
Mortgage	167	29	31	111	125
Consumer	2,538	3,275	3,382	2,989	2,513
Home equity	857	1,008	685	193	439

Total loans charged-off	8,652	8,552	9,480	6,990	7,406

Recoveries of loans previously charged-off:
Commercial non real estate	542	894	451	20	227
Commercial real estate	—	—	4	228	181
Construction	—	—	24	—	—
Mortgage	36	29	—	11	—
Consumer	545	1,053	635	337	289
Home equity	39	—	—	—
Other	—	—	34	132	57

Total recoveries of loans previously charged-off	1,162	1,976	1,148	728	754

Net charge-offs	7,490	6,576	8,332	6,262	6,652

Provision for loan losses	9,343	8,425	27,518	8,270	4,465
Adjustment for loans sold, securitized or transferred to held for sale	—	(584)	(20,783)	(647)	(417)

Balance, December 31	$28,725	$26,872	$25,607	$27,204	$25,843

Average loans	$2,788,755	$2,353,605	$2,126,821	$2,112,855	$1,980,080
Net charge-offs to average loans	0.27%	0.28%	0.39%	0.30%	0.34
Allowance for loan losses to gross loans at year-end	0.98	1.10	1.14	1.31	1.33

     The allowance for loan losses was $28.7 million or .98 percent of gross loans at December 31, 2005 compared to $26.9 million or 1.10 percent of gross loans at December 31, 2004. The lower allowance for loan loss ratio is related to the Corporation’s improved credit quality trends, the removal of the previously discussed commercial loan loss allowance (see Nonperforming Assets) and increased proportion of lower-risk mortgage and home equity loans in the loan portfolio. This type of secured lending generally carries lower credit risk and thus requires lower allocations in the Corporation’s allowance model.

     The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories and the percentage of the loans in each category to total loans.
Table Twelve
Allocation of the Allowance for Loan Losses (1)

	December 31,
	2005		2004		2003		2002		2001
		Loan/		Loan/		Loan/		Loan/		Loan/
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial real estate	$9,877	27%	$11,317	32%	$12,011	32%	$12,166	39%	$9,532	32%
Commercial non real estate	5,007	8	4,496	9	4,368	9	4,529	11	4,779	11
Construction	4,559	18	4,842	14	3,584	16	3,384	10	4,608	17
Mortgage	2,351	19	980	14	812	13	845	11	1,420	15
Consumer	4,044	12	3,845	12	3,569	13	4,560	14	4,124	13
Home equity	2,887	16	1,392	19	1,263	17	1,720	15	1,380	12

Total	$28,725	100%	$26,872	100%	$25,607	100%	$27,204	100%	$25,843	100%

(1)	The allowance amounts assigned to each category of loans represent the historical loss experience of the loans adjusted for current economic events or conditions.
     The allowance for loan losses was also impacted by changes in the allocation of loan losses to various loan types. The total commercial loan allocation of allowance for loan losses decreased approximately $1.2 million during 2005 primarily attributable to improved asset quality trends, which reduced the overall commercial allocation. The allocation of allowance for loan losses for consumer loans increased approximately $0.2 million during 2005 due to consumer loan growth. The mortgage loan allocation of allowance for loan losses increased approximately $1.4 million during 2005. This increase was primarily due to loan growth and potential risk characteristics of acquired ARM loans in the first quarter of 2005. During the year ended December 31, 2005, the allocation associated with the inherent risk in modeling the allowance for loan losses increased $1.1 million.
     Management considers the allowance for loan losses adequate to cover inherent losses in the Corporation’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in consideration of the current and expected future economic environment. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
Provision for Loan Losses
     The provision for loan losses is the amount charged to earnings which is necessary to maintain an adequate and appropriate allowance for loan losses. Accordingly, the factors which influence changes in the allowance for loan losses have a direct effect on the provision for loan losses. The allowance for loan losses changes from period to period as a result of a number of factors, the most significant of which for the Corporation include the following: (i) changes in the mix of types of loans; (ii) current charge-offs and recoveries of loans; (iii) changes in impaired loan valuation allowances; (iv) changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; (v) changes in loss percentages; and (vi) changes in the amounts of loans outstanding, which are used to estimate current probable loan losses. In addition, the Corporation considers other, more subjective factors which impact the credit quality of the portfolio as a whole and estimates allocations of allowance for loan losses for these factors, as well. These factors include loan concentrations, economic conditions and operational risks. Changes in these components of the allowance can arise from fluctuations in the underlying percentages used as related loss estimates for these factors, as well as variations in the portfolio balances to which they are applied. The net change in all of these components of the allowance for loan losses results in the provision for loan losses. For a more detailed discussion of the Corporation’s process for estimating the allowance for loan losses, see Allowance for Loan Losses.

     The provision for loan losses for the year ended December 31, 2005 amounted to $9.3 million compared to $8.4 million a year ago. The increase in the provision for loan losses was primarily attributable to the inherent risk associated with increased lending. The provision for loan losses was also impacted by a $0.9 million increase in net charge-offs compared to 2004. Net charge-offs for the year ended December 31, 2005 amounted to $7.5 million, or 0.27 percent of average loans, compared to $6.6 million, or 0.28 percent of average loans for the same 2004 period. The increase in charge-offs was primarily due to a decrease in recoveries.
Market Risk Management

Asset-Liability Management and Interest Rate Risk
     The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance approval by Management and the Board of Directors. Management primarily analyzes interest rate risk in two fundamentally different ways: earnings simulation and market value of equity. The first method uses an earnings simulation model to assess the amount of near-term earnings at risk (net interest income at risk over a 12 month horizon) due to changes in interest rates. In analyzing interest rate sensitivity for policy measurement, net interest income is simulated in plus and minus 200 basis point rate shock scenarios relative to the implied forward interest rate scenario for the next 12 months. Under the Corporation’s policy, the limit for near-term earnings at risk is 10 percent of net interest income. At December 31, 2005, First Charter estimated that its net interest income at risk to a plus and minus 200 basis point rate shock relative to the implied forwards was a positive 4 percent and negative 3 percent, respectively.
     The second method management uses to analyze interest rate risk is to calculate the market value of equity for the Corporation. This calculation discounts the anticipated cash flows of a static balance sheet using current rates. Management then recalculates the Corporation’s market value of equity in plus and minus 200 basis point rate shock scenarios. The Corporations has recently established a 15 percent limit for the market value of equity at risk for a 200 basis point rate shock. At December 31, 2005, the Corporation’s market value at risk for a 200 basis point increase and decrease relative to the implied forward rate forecast was a negative 10 percent and positive 6 percent, respectively.
     Management also analyzes interest rate risk in parallel current and forward interest rate scenarios beyond the 200 basis point rate shocks mentioned above. In addition, Management analyzes interest rate risk under various interest rate scenarios that involve changes in the relationship between various market rate indices.
     Management uses a variety of tools to manage First Charter’s interest rate risk including, but not limited to, loan and deposit pricing, its choice of tenor and repricing characteristics on its wholesale borrowings, its choice of the tenor and repricing characteristics of its investment portfolio, and from time to time, various derivative products.
     During 2004, the Corporation entered into a series of interest rate swap agreements with a notional amount of $222 million. As a result of the balance sheet repositioning in 2005, the Corporation terminated these interest rate swap agreements. The Corporation executed the balance sheet repositioning by also extinguishing $466 million of debt, some of which were hedged by the aforementioned swaps, and a similar amount of long-term, low-yield investment securities. The combination of these transactions was designed to move the Corporation toward its targeted interest rate risk and liquidity risk profile.
     Table Thirteen summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest-bearing bank deposits are excluded from Table Thirteen as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. For further information on the fair value of financial instruments, see

Note Nineteen of the consolidated financial statements. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on expected prepayment speeds of the underlying mortgages at December 31, 2005. These expected maturities, weighted average effective yields and fair values will change if interest rates change. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity. For interest rate risk analytical purposes, these non-maturity deposits are believed to have average lives longer than shown here.
Table Thirteen
Market Risk
December 31, 2005

		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Book value	$766,686	$169,706	$299,713	$155,074	$68,075	$34,085	$40,033
Weighted average effective yield	4.26%
Fair value	$751,780
Variable rate
Book value	$106,826	30,353	30,481	30,644	10,348	—	5,000
Weighted average effective yield	3.69%
Fair value	$102,945
Loans and loans held for sale
Fixed rate
Book value	$732,362	145,856	145,561	152,190	72,987	114,925	100,843
Weighted average effective yield	6.57%
Fair value	$730,170
Variable rate
Book value	$2,191,105	808,369	327,880	234,021	122,726	95,895	602,215
Weighted average effective yield	7.00%
Fair value	$2,201,939

Liabilities
Deposits
Fixed rate
Book value	$1,321,741	1,069,105	194,873	43,252	8,309	6,031	170
Weighted average effective yield	3.52%
Fair value	$1,320,489
Variable rate
Book value	$1,047,980	266,475	266,538	265,299	117,878	62,114	69,677
Weighted average effective yield	1.12%
Fair value	$991,529
Long-term borrowings
Fixed rate
Book value	$496,002	285,053	160,056	50,059	62	65	706
Weighted average effective yield	3.57%
Fair value	$495,280
Variable rate
Book value	$61,857	—	—	—	—	—	61,857
Weighted average effective yield	3.13%
Fair value	$36,191

     Table Fourteen presents the contractual maturity distribution and interest sensitivity of selected loan categories. This table excludes non-accrual loans.
Table Fourteen
Maturity and Sensitivity to Changes in Interest Rates

	December 31, 2005
		Commercial
	Commercial	Non Real
(Dollars in thousands)	Real Estate	Estate	Construction	Total

Fixed rate:
1 year or less	$15,782	$3,625	$54,924	$74,331
1-5 years	95,967	24,640	906	121,513
After 5 years	125,244	57,700	17,951	200,895

Total fixed rate	236,993	85,965	73,781	396,739

Variable rate:
1 year or less	127,741	68,203	290,559	486,503
1-5 years	293,349	53,608	107,529	454,486
After 5 years	119,598	23,245	45,109	187,952

Total variable rate	540,688	145,056	443,197	1,128,941

Total selected loans	$777,681	$231,021	$516,978	$1,525,680

Off-Balance Sheet Risk
     The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note Seventeen of the consolidated financial statements for further discussion of commitments. The Corporation does not have any off-balance sheet financing arrangements, other than as described in Note One related to the Trust Securities.
     The following table presents aggregated information about commitments of the Corporation which could impact future periods.
Table Fifteen
Commitments
As of December 31, 2005

	Amount of Commitment Expiration Per Period
	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of credit	$32,073	$3,108	$1,793	$404,881	$441,855
Standby letters of credit	14,570	1,030	—	—	15,600
Loan commitments	498,402	124,964	30,295	14,695	668,356

Total commitments	$545,045	$129,102	$32,088	$419,576	$1,125,811

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
     Liquidity is managed at two levels. The first is the liquidity of the Corporation. The second is the liquidity of the Bank. The management of liquidity at both levels is essential, because each of the Corporation and the Bank have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements.
     The primary source of funding for the Corporation includes dividends received from the Bank and proceeds from the issuance of equity securities. In addition, the Corporation had a $25.0 million bank line of credit with no outstandings and commercial paper outstandings of $58.4 million at December 31, 2005. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases and dividends paid to shareholders. During the second and third quarter of 2005, the Corporation issued Trust Securities through specially formed trusts. The Trust Securities are presented as long-term borrowings in the Consolidated Balance Sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
     Primary sources of funding for the Bank include customer deposits, wholesale deposits, other borrowings, loan repayments and securities available-for-sale. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At December 31, 2005, the Bank had an available line of credit with the FHLB totaling $1.41 billion with $636.0 million outstanding. At December 31, 2005, the Bank also had $100.0 million of federal funds lines with $25.0 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.
     Management believes the Corporation’s and the Bank’s sources of liquidity are adequate to meet loan demand, operating needs and deposit withdrawal requirements.
     The Corporation has existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. The Corporation anticipates refinancing, during 2006, any contractual obligations that are due in less than one year.
Table Sixteen
Contractual Obligations
As of December 31, 2005

	Payments Due by Period
	Less than
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Total

Other borrowings — long-term debt	$285,000	$210,000	$—	$62,859	$557,859
Operating lease obligations	2,766	4,662	4,062	48,102	59,592
Purchase obligations (1)	5,162	2,594	197	—	7,953
Equity method investees funding	2,645	—	—	—	2,645
Deposits (2)	2,546,660	238,267	14,513	39	2,799,479
Other obligations (3)	1,907	4,188	829	1,748	8,672

Total contractual obligations	$2,844,140	$459,711	$19,601	$112,748	$3,436,200

(1)	Represents obligations under existing executory contracts.

(2)	Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

(3)	Represents obligations under employment, severance and retirement contracts and commitments to fund affordable housing investments.

Capital Management

     The Corporation views capital as its most valuable and most expensive funding source. The objective of effective capital management is to generate above-market returns on equity to the Corporation’s shareholders while maintaining adequate regulatory capital ratios. Some of the Corporation’s primary uses of capital include funding growth, asset acquisition, dividend payments and common stock repurchases.
     Shareholders’ equity at December 31, 2005 increased to $323.6 million, representing 7.6 percent of period-end assets compared to $314.7 million or 7.1 percent of period-end assets at December 31, 2004. The increase was due mainly to net income of $25.3 million partially offset by cash dividends of $0.76 per share, which resulted in cash dividend payments of $22.0 million for year ended December 31, 2005. In addition, the after-tax unrealized loss on securities available-for-sale increased $6.4 million to $11.3 million at December 31, 2005 compared to $4.9 million at December 31, 2004. This increase was due to a rise in short- and intermediate-term interest rates.
     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of December 31, 2005, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the year ended December 31, 2005.
     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At December 31, 2005, no shares had been repurchased under this authorization.
     The Corporation anticipates repurchasing shares under one or both of these plans in 2006 under certain conditions.
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
     The Corporation and the Bank must comply with regulatory capital requirements established by the applicable federal regulatory agencies. Under the standards of the Federal Reserve Board, the Corporation must maintain a minimum ratio of Tier I Capital (as defined) to total risk-weighted assets of 4.00 percent and a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8.00 percent. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Total Capital is comprised of Tier I Capital plus certain adjustments, the largest of which for the Corporation is the allowance for loan losses (up to 1.25 percent of risk-weighted assets). Total Capital must consist of at least 50 percent of Tier 1 Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation adjusted for their related risk levels using amounts set forth in Federal Reserve standards.
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

     At December 31, 2005, the Corporation and the Bank were in compliance with all existing capital requirements and were classified as “well capitalized” under regulatory capital guidelines. In the judgment of management, there have been no events or conditions since December 31, 2005 that would change the “well capitalized” status of the Corporation or the Bank. It is management’s intention for both the Corporation and the Bank to continue to be “well capitalized” for the foreseeable future. The Corporation’s capital requirements are summarized in the table below:
Table Seventeen
Capital Ratios

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
(Dollars in thousands)	Amount	Percentage (1)	Amount	Percentage (2)	Amount	Percentage (2)

Actual	$372,953	8.67%	$372,953	11.20%	$401,760	12.06%
Required	172,102	4.00	133,208	4.00	266,416	8.00
Excess	200,851	4.67	239,745	7.20	135,344	4.06

(1)	Percentage of total adjusted average assets. The Federal Reserve Board minimum leverage ratio requirement is 3.00 percent to 5.00 percent, depending on the institution’s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Corporation of any specific requirement applicable to it.

(2)	Percentage of risk-weighted assets.
2004 VERSUS 2003

     The following discussion and analysis provides a comparison or the Corporation’s results of operations for 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 55 through 88. In addition, Table One contains financial data to supplement this discussion.
Overview
     Net income amounted to $42.4 million, or $1.40 per diluted share, for the year ended December 31, 2004, an increase from net income of $14.1 million, or $0.47 per diluted share, for the year ended December 31, 2003. Earnings for 2003 were impacted by a higher provision for loan losses primarily attributable to the sale of $60.9 million of non-accruing and accruing higher risk loans in 2003 (the “2003 Loan Sale”) and by $19.1 million of costs associated with the refinancing of fixed-term advances. The Corporation experienced strong core business fundamentals in the areas of deposits and customer satisfaction during 2004.
Net Interest Income
     For the year ended December 31, 2004, net interest income amounted to $123.0 million, an increase of approximately 14 percent from net interest income of $107.8 million in 2003. This increase was primarily due to strong loan growth, increases in the securities available-for-sale portfolio and a decrease in prepayment speeds in the securities available-for-sale portfolio. In addition, there was an increase in the proportion of lower cost transaction based accounts to the composition of total interest bearing deposits. Net interest income also benefited from the refinancing of $131.0 million of fixed-term advances in the fourth quarter of 2003.
     The net interest margin for 2004 increased to 3.14 percent from 3.00 percent for the same period in 2003 due to the asset sensitive nature of the balance sheet. The yield on earning assets and cost of interest paying liabilities declined as the combined impact of loan and deposit repricing from historically low levels in 2003 and first half of 2004 was greater than the impact of increasing rates in the second half of 2004.

Provision for Loan Losses
     The provision for loan losses for the year ended December 31, 2004 amounted to $8.4 million compared to $27.5 million in the prior year. The decrease in the provision for loan losses was primarily attributable to the 2003 Loan Sale and improved asset quality trends. In addition, certain residential rental property loans totaling $12.9 million identified in the third quarter of 2003 resulted in the Corporation increasing the provision for loan losses by approximately $2.4 million during that period.
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
Noninterest Income
     Noninterest income decreased $3.0 million, or 5 percent, to $60.9 million compared to the same period in 2003. The 2004 to 2003 comparison of noninterest income was impacted by several unique items which include the recognition of $10.3 million in securities gains in 2003 versus $2.4 million in 2004; $2.3 million gain recognized from the sale of First Charter corporate credit card portfolio in 2003, which did not occur in 2004. Excluding these items noninterest income would have increased $7.1 million, or 14 percent.
     Contributing to the increase were: a $3.4 million increase in service charges primarily due to growth in checking accounts and transaction volume; a $2.1 million increase in financial management income primarily due to the acquisition of a third party benefits administrator in the third quarter of 2003; and a $1.1 million increase in ATM and merchant income due to growth in ATM and debit card fees, property sale gains of $0.8 million and a gain of $0.3 million recognized on the sale of deposits and loans. In addition, insurance services income increased $1.9 million. Partially offsetting these increases mortgage loan fees decreased $1.2 million as origination volume declined and the bank retained a larger portion of mortgage loans and $1.8 million in trading gains were recognized in 2003.
Noninterest Expense
     Noninterest expense decreased $15.8 million, or 12 percent, to $111.0 million compared to the same period in 2003. The decrease was due to $19.1 million of prepayment costs associated with refinancing $131.0 million in fixed-term advances in 2003 that did not recur in 2004. In addition, professional service fees decreased $2.0 million. These decreases were partially offset by a $3.7 million increase in salaries and employee benefits due to additional personnel, including the acquisition of a third party benefits administrator and three insurance agencies, increased incentive compensation and employee benefit accruals resulting from an increase in 2004 earnings. In addition, occupancy and equipment increased $1.2 million due to the implementation of a new deposit platform and higher lease and depreciation expense from branch expansion.
Income Tax Expense
     Income tax expense for the year ended December 31, 2004 amounted to $22.0 million for an effective tax rate of 34.2 percent, compared to $3.3 million for an effective tax rate of 18.9 percent for the year ended December 31, 2003. The increase in the effective tax rate for 2004 was due to an increase in taxable income relative to nontaxable adjustments and an increase in accrued taxes resulting from a proposed tax assessment received in the third quarter of 2004. For further discussion, see Note Fourteen of the consolidated financial statements.

Regulatory Recommendations

     Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Accounting Matters

     In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-01. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15, 2005. Accordingly, the Corporation adopted this FSP on January 1, 2006 with no material effect on its consolidated financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires companies to recognize the fair value of stock options and other equity-based compensation expenses in the income statement that have been issued to employees over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123(R) also establishes accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Registrants that do not file as small business users must adopt SFAS No. 123(R) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Corporation adopted SFAS No. 123(R) on January 1, 2006, with no material effect on its consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(R). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(R) is adopted. The Corporation adopted SAB 107 on January 1, 2006, with no material effect on its consolidated financial statements. The Corporation expects to incur approximately $0.9 million of salary expense in 2006 for stock option grants made prior to 2006 as a result of the adoption of SFAS No. 123(R). In addition, the Corporation expects to incur approximately $0.2 million of salary expense in 2006 for restricted stock awards made prior to 2006. During 2006, the Corporation granted approximately 126,000 stock options and performance share awards to executive officers which is expected to result in $0.5 million of salary expense during 2006. In addition, the Corporation granted approximately 87,000 shares of restricted stock to selected employees and directors which is expected to result in $0.6 million of salary expense during 2006.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Corporation adopted SFAS No. 154 on January 1, 2006 with no material effect on its consolidated financial statements.

     In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions”, a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes” (the proposed Interpretation). The proposed Interpretation would clarify the accounting for uncertain tax positions and require the Corporation to recognize management’s best estimate of the impact of a tax position. The initial proposed effective date of the Interpretation was fiscal years ending after December 31, 2005; however, the final provisions of the Interpretation have not been finalized. Management is currently evaluating the effect of the initial proposed Interpretation and its impact on the consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The information called for by Item 7A is set forth in Item 7 under the caption Market Risk Management beginning on page 43 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First Charter Corporation:
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that First Charter Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Charter Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, management’s assessment that First Charter Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Charter Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Charter Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006, expressed an unqualified opinion on those consolidated financial statements.
Charlotte, North Carolina
March 9, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First Charter Corporation:
     We have audited the accompanying consolidated balance sheets of First Charter Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Charter Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Charter Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Charlotte, North Carolina
March 9, 2006

First Charter Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
(Dollars in thousands, except share data)	2005	2004

Assets:
Cash and due from banks	$119,080	$90,238
Federal funds sold	2,474	1,589
Interest bearing bank deposits	3,998	6,184

Cash and cash equivalents	125,552	98,011

Securities available for sale (cost of $917,710 at December 31, 2005 and $1,660,703 at December 31, 2004; carrying amount of pledged collateral at December 31, 2005, $557,132)	899,111	1,652,732
Loans held for sale	6,447	5,326

Loans	2,945,918	2,439,692
Less: Unearned income	(173)	(291)
Allowance for loan losses	(28,725)	(26,872)

Loans, net	2,917,020	2,412,529

Premises and equipment, net	106,773	97,565
Goodwill and other intangible assets	21,897	21,594
Other assets	155,620	143,848

Total assets	$4,232,420	$4,431,605

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$429,758	$377,793
Interest bearing	2,369,721	2,232,053

Total deposits	2,799,479	2,609,846

Federal funds purchased and securities sold under agreements to repurchase	312,283	250,314
Commercial paper and other short-term borrowings	198,432	325,684
Long-term debt	557,859	873,738
Other liabilities	40,772	57,336

Total liabilities	3,908,825	4,116,918

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 30,736,936 and 30,054,256 shares	133,408	121,464
Common stock held in Rabbi Trust for deferred compensation	(893)	(808)
Deferred compensation payable in common stock	893	808
Retained earnings	201,442	198,085
Accumulated other comprehensive loss:
Unrealized losses on securities available for sale, net	(11,255)	(4,862)

Total shareholders’ equity	323,595	314,687

Total liabilities and shareholders’ equity	$4,232,420	$4,431,605

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31
(Dollars in thousands, except share and per share data)	2005	2004	2003

Interest income:
Loans	$172,760	$124,169	$118,911
Federal funds sold	60	19	20
Interest bearing bank deposits	163	201	465
Securities	51,622	62,914	58,896

Total interest income	224,605	187,303	178,292

Interest expense:
Deposits	53,456	35,350	41,544
Federal funds purchased and securities sold under agreements to repurchase	10,246	2,969	2,288
Federal Home Loan Bank and other borrowings	36,020	25,974	26,658

Total interest expense	99,722	64,293	70,490

Net interest income	124,883	123,010	107,802
Provision for loan losses	9,343	8,425	27,518

Net interest income after provision for loan losses	115,540	114,585	80,284

Noninterest income:
Service charges on deposit accounts	27,809	25,564	22,143
Financial management income	5,900	5,848	3,705
(Loss) gain on sale of securities, net	(16,690)	2,383	10,287
Gain on sale of credit card loan portfolio	—	—	2,262
Loss from equity method investees	(271)	(349)	(285)
Mortgage services income	2,873	1,748	2,912
Brokerage services income	3,119	3,112	3,016
Insurance services income	12,360	11,269	9,408
Trading gains	51	163	1,801
Bank owned life insurance	4,311	3,413	3,888
Gain on sale of property	1,853	777	382
ATM and merchant income	6,702	5,160	4,054
Other	2,196	1,808	360

Total noninterest income	50,213	60,896	63,933

Noninterest expense:
Salaries and employee benefits	63,595	58,493	54,752
Occupancy and equipment	16,807	17,226	16,504
Data processing	5,376	4,034	2,816
Marketing	4,668	4,351	4,435
Postage and supplies	4,659	4,959	4,521
Professional services	8,260	9,574	11,582
Telephone	2,194	1,998	2,267
Amortization of intangibles	538	461	441
Debt extinguishment expense	6,884	—	19,089
Derivative termination costs	7,770	—	—
Other	10,471	9,921	10,378

Total noninterest expense	131,222	111,017	126,785

Income before income taxes	34,531	64,464	17,432
Income taxes	9,220	22,022	3,286

Net income	$25,311	$42,442	$14,146

Net income per share:
Basic	$0.83	$1.42	$0.47
Diluted	$0.82	$1.40	$0.47
Weighted average shares:
Basic	30,457,573	29,859,683	29,789,969
Diluted	30,784,406	30,277,063	30,007,435
See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

			Common Stock
			held in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
	Common Stock		Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2002	30,069,147	122,870	(476)	476	185,900	15,916	324,686

Comprehensive income:
Net income	—	—	—	—	14,146	—	14,146
Unrealized loss on securities available for sale, net	—	—	—	—	—	(9,755)	(9,755)
Total comprehensive income							4,391
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(160)	—	—	—	(160)
Deferred compensation payable in common stock	—	—	—	160	—	—	160
Cash dividends	—	—	—	—	(22,038)	—	(22,038)
Stock options exercised	137,575	1,700	—	—	—	—	1,700
Shares issued in connection with business acquisition	78,441	1,323	—	—	—	—	1,323
Purchase and retirement of common stock	(565,000)	(10,623)	—	—	—	—	(10,623)

Balance, December 31, 2003	29,720,163	115,270	(636)	636	178,008	6,161	299,439

Comprehensive income:
Net income	—	—	—	—	42,442	—	42,442
Unrealized loss on securities available for sale, net	—	—	—	—	—	(11,023)	(11,023)
Total comprehensive income							31,419
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(172)	—	—	—	(172)
Deferred compensation payable in common stock	—	—	—	172	—	—	172
Cash dividends	—	—	—	—	(22,365)	—	(22,365)
Stock options exercised and Dividend Reinvestment Plan stock issued	267,576	4,605	—	—	—	—	4,605
Shares issued in connection with business acquisition	47,970	1,175	—	—	—	—	1,175
Restricted stock issued	18,547	414	—	—	—	—	414

Balance, December 31, 2004	30,054,256	$121,464	$(808)	$808	$198,085	$(4,862)	$314,687

Comprehensive income:
Net income	—	—	—	—	25,311	—	25,311
Unrealized loss on securities available for sale, net	—	—	—	—	—	(6,393)	(6,393)
Total comprehensive income							18,918
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(85)	—	—	—	(85)
Deferred compensation payable in common stock	—	—	—	85	—	—	85
Cash dividends	—	—	—	—	(21,954)	—	(21,954)
Stock options exercised and Dividend Reinvestment Plan stock issued	646,003	11,078	—	—	—	—	11,078
Shares issued in connection with business acquisition	21,277	501	—	—	—	—	501
Restricted stock issued	15,400	365	—	—	—	—	365

Balance, December 31, 2005	30,736,936	$133,408	$(893)	$893	$201,442	$(11,255)	$323,595

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$25,311	$42,442	$14,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	9,343	8,425	27,518
Depreciation	7,876	9,064	8,952
Amortization of intangibles	538	461	441
Premium amortization and discount accretion, net	2,395	3,296	6,867
Net loss (gain) on securities available for sale transactions	16,690	(2,383)	(10,287)
Net loss (gain) loss on foreclosed assets	50	(172)	265
Write-downs on foreclosed assets	154	116	—
Net loss from equity method investments	271	349	285
Net gain on sale of property	(1,853)	(777)	(382)
Net (gain) loss on sale of equipment	(15)	62	5
Gain on sale of credit card loan portfolio	—	—	(2,262)
Gain on sale of deposits and loans	—	(339)	—
Payment on BOLI claims	(935)	—	—
Origination of mortgage loans held for sale	(154,303)	(95,635)	(278,165)
Proceeds from sale of mortgage loans held for sale	153,182	54,704	144,510
Increase in cash surrender value of bank owned life insurance	(2,685)	(3,413)	(3,888)
(Increase) decrease in other assets	(1,029)	6,463	(5,954)
(Decrease) Increase in other liabilities	(16,564)	9,425	(9,642)

Net cash provided by (used in) operating activities	38,426	32,088	(107,591)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	652,583	139,261	1,004,264
Proceeds from calls and maturities of securities available for sale	166,191	419,251	551,072
Purchase of securities available for sale	(94,866)	(587,582)	(1,753,691)
Net increase in loans	(520,366)	(204,108)	(267,843)
Proceeds from sale of loans	—	5,828	40,220
Proceeds from sales of other real estate	5,048	5,433	10,452
Net purchases of premises and equipment	(17,069)	(10,136)	(9,528)
Proceeds from sale of credit card portfolio	—	—	13,242
Acquisition of businesses, net of cash paid	—	(6,755)	(991)

Net cash provided by (used in) investing activities	191,521	(238,808)	(412,803)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	153,340	93,219	210,268
Net increase (decrease) in certificates of deposit	36,293	98,229	(105,016)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	61,968	(68,703)	(7,727)
Net (decrease) increase in commercial paper and other short-term borrowings	(127,252)	(264,392)	332,710
Proceeds from the issuance of long-term debt and trust preferred securities	186,857	580,000	225,816
Retirement of long-term debt	(502,736)	(229,368)	(161,040)
Purchase and retirement of common stock	—	—	(10,623)
Proceeds from issuance of common stock	11,078	4,605	1,700
Dividends paid	(21,954)	(22,365)	(22,038)

Net cash (used in) provided by financing activities	(202,406)	191,225	464,050

Net increase (decrease) in cash and cash equivalents	27,541	(15,495)	(56,344)
Cash and cash equivalents at beginning of period	98,011	113,506	169,850

Cash and cash equivalents at end of period	$125,552	$98,011	$113,506

Supplemental disclosures of cash flow information:
Cash paid for interest	$96,857	$62,977	$72,699
Cash paid for income taxes	21,520	18,548	12,619
Supplemental disclosure of non-cash transactions:
Transfer of loans and premises and equipment to other real estate owned	6,532	2,385	7,272
Unrealized loss on securities available for sale (net of tax effect of ($4,235), ($7,045) and ($6,254) for the years ended December 31, 2005, 2004, and 2003, respectively)	(6,393)	(11,023)	(9,755)
Issuance of common stock for business acquisitions	501	1,175	1,323
Loans held for sale securitized and transferred to the securities available for sale portfolio	—	40,742	286,922
Allowance related to loans sold, securitized or transferred to held for sale	—	584	20,783
See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note One — Summary of Significant Accounting Policies
General
     The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank, a North Carolina state bank. In addition, the Bank operates two subsidiaries: First Charter Insurance Services, Inc. (“First Charter Insurance”) and First Charter Leasing and Investments, Inc. (“First Charter Leasing”). First Charter Insurance is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout the Charlotte metropolitan area. First Charter Leasing is a North Carolina corporation engaged in commercial equipment leasing and the management of investment securities. It also acts as the holding company for First Charter of Virginia Realty Investments, Inc., a Virginia corporation (“First Charter Virginia”). First Charter Virginia is engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. First Charter Realty Investments, Inc. is the holding company for FCB Real Estate, Inc., a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC, a North Carolina limited liability company, which owns and maintains the real estate property and assets of the Corporation. FCB Real Estate, Inc. primarily invests in commercial and 1-4 family residential real estate loans. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC, a North Carolina limited liability company. Lincoln Center is a three-story office building occupied in part by First Charter Insurance Services, Inc and a branch of the Bank. During 2005, the Corporation merged its full service and discount brokerage subsidiary, First Charter Brokerage Service, Inc, into the Bank.
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
     Reclassifications of certain amounts in the previously issued consolidated financial statements have been made to conform to the financial statement presentation for 2005. Such reclassifications had no effect on the net income or shareholders’ equity of the combined entity as previously reported.
Principles of Consolidation and Basis of Presentation
     The Corporation consolidates those entities in which it holds a controlling financial interest, which is typically measured as a majority of the outstanding common stock. However, in certain situations, a voting interest may not be indicative of control, and in those cases, control is measured by other factors. Variable interest entities (“VIEs”), certain of which are also referred to as special-purpose entities (“SPE”), are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinate financial support from other parties. Under the provisions of FIN 46 R, a company is deemed to be the “primary beneficiary”, and thus required to consolidate a VIE, if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, that will receive a majority of the VIE’s expected residual returns, or both. A “variable interest” is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. “Expected losses” and “expected residual returns” are measures of variability in the expected cash flows of a VIE.
     The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II (collectively, the “Trusts”), in June 2005 and September 2005, respectively. Both are wholly owned business trusts. The Trusts are not consolidated by the Corporation because it is not the primary beneficiary. The sole assets of the Trusts are subordinated debentures of the Corporation (the “Notes”). The Trusts are 100 percent owned by the Corporation. The subordinated debentures issued to these trust are included in long-term borrowings in the Consolidated Balance Sheet.
Recently Adopted Accounting Pronouncements
     In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-03 “Accounting for Certain Loans of Debt Securities Acquired in a Transfer” (“SOP 03-03”). This addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in non-homogeneous loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-03 includes loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-03 does not apply to loans originated by the entity and is effective for loans acquired in fiscal years beginning after December 15, 2004. Accordingly, the Corporation adopted the provisions of SOP 03-03 on January 1, 2005, with no effect on its consolidated financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Corporation adopted FIN 47 on December 31, 2005 with no material effect on its consolidated financial statements.
Securities
     The Corporation classifies securities as available-for-sale, held-to-maturity or trading based on management’s intent at the date of purchase or securitization. At December 31, 2005, all of the Corporation’s securities are categorized as available-for-sale and, accordingly, are reported at fair value, based on quoted market prices, with any unrealized gains or losses, net of taxes, reflected as an element of accumulated other comprehensive income in shareholders’ equity. The Corporation intends to hold these available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, changes in the liquidity needs of the Bank, and other factors. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in noninterest income. The fair value of the securities is determined by a third party as of a date in close proximity to the end of the reporting period. The valuation is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available. Securities that the Corporation has the positive intent and ability to hold to maturity would be classified as held to maturity and reported at cost. At December 31, 2005, the Corporation held no securities in this category. As more fully discussed in Note Seven, the Corporation had a nominal amount of trading assets at December 31, 2005, which are carried at fair value, and included in other assets on the consolidated balance sheet. Changes in their fair value are reflected in the statement of income. The fair value of trading account assets is based on quoted market prices.
     Gains and losses on sales of securities are recognized when realized on the trade date on a specific identification basis. Premiums and discounts are amortized or accreted into interest income using a level yield method.
Loans Held for Sale
     Loans held for sale include mortgage loans and are valued at the lower of cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements. Periodically, the Corporation securitizes mortgage loans held for sale and these assets are classified as securities available-for-sale.

Loans
     Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis. The determination to discontinue the accrual of interest is based on a review of each loan. Generally, accrual of interest is discontinued on loans 90 days past due or when deemed not collectible in full as to principal or interest unless in management’s opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement.
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
     Allowances for loan losses related to loans that are identified as impaired, in accordance with the impairment policy set forth above, are based on discounted cash flows using the loans’ initial interest rates or the fair value of the collateral, if the loans are collateral dependent. Large groups of smaller-balance, homogenous loans that are collectively evaluated for impairment (residential mortgage, consumer installment, and certain commercial loans) are excluded from this impairment evaluation and their allowance is calculated in accordance with the allowance for loan losses policy discussed above.
     Management considers the allowance for loan losses adequate to cover inherent losses in the Corporation’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in consideration of the current economic environment. While management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.
Derivative Instruments
     The Corporation enters into interest rate swap agreements or other derivative transactions as business conditions warrant. As of December 31, 2005, the Corporation had no interest rate swap agreements or other derivative transactions outstanding. Interest rate swap agreements provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The interest rate swap agreements utilized by the Corporation in the past qualified for hedge accounting as fair value hedges.

     According to the provisions of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), if the change in the fair value of the derivative hedging instrument and the hedged item is believed to be one hundred percent correlated at inception, the “short cut” method of accounting would apply, resulting in a presumption of no hedge ineffectiveness and no income statement impact. For interest rate swaps that do not meet the criteria for the short-cut accounting method, the Corporation records on a quarterly basis, in noninterest income, the net change in the fair value of the interest rate swap and the designated hedged item, attributed to changes in interest rates, provided the criteria for hedge accounting continue to be met. In the event the criteria for hedge accounting are not met in a future period, the Corporation will cease recording the change in fair value of the hedged item and will amortize into earnings the then carrying value of the interest rate swap over the life of the hedged item. The derivative hedging instruments were recorded at fair value in other assets or other liabilities.
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
     The fair value of interest rate swaps are valued on a quarterly basis by a third party and an internal valuation model. The valuation is determined using a discounted cash flow model, the implied forward interest rate curve and a volatility index. The Corporation performs a quarterly assessment based on the third party valuations to assess whether the derivative used in its hedging transaction has been highly effective in offsetting changes in the fair value of the hedged item. The effectiveness assessment is conducted using the cumulative dollar offset method.
     Interest rate swaps assist the Corporation’s Asset Liability Management (“ALM”) process. The Corporation’s interest rate risk management strategy may include the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate liabilities are expected to substantially offset this unrealized appreciation or depreciation. Exposure to loss on these contracts will increase or decrease over their respective lives as interest rates fluctuate.
     Credit risk associated with derivatives is measured as the net replacement cost should the counter-parties with contracts in a gain position to the Corporation fail to perform under the terms of those contracts assuming no recoveries of underlying collateral. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. In managing credit risk associated with its derivative activities, the Corporation deals primarily with commercial banks, broker-dealers and corporations. The Corporation reviews its derivate related credit exposures and limits annually. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counter-party upon the occurrence of certain events.
Loan Securitizations
     The Corporation periodically securitizes mortgage loans and transfers them to securities available-for-sale. This is accomplished by exchanging loans for mortgage-backed securities issued primarily by Freddie Mac and Fannie Mae. Following the transfers, the securities are reported at estimated fair value based on quoted market prices, with unrealized gains and losses reflected in accumulated other comprehensive income, net of deferred income taxes. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions. The Corporation retains the mortgage servicing on the loans exchanged for securities. At December 31, 2005, the Corporation retained $49.1 million of securitized mortgage loans in its available-for-sale securities portfolio compared to $92.3 million at December 31, 2004. There were no loan securitization transactions during 2005.

Servicing Rights
     The Corporation capitalizes servicing rights when mortgage loans are either securitized or sold and the loan servicing is retained. The cost of servicing rights is amortized in proportion to and over the estimated period of net servicing revenues. The amortization of servicing rights is recognized in the income statement as an offset to noninterest income.
     The carrying value and aggregate estimated fair value of mortgage servicing rights at December 31, 2005 was $1.1 million and $2.2 million, respectively, compared to a carrying value and estimated fair value of $1.6 million and $2.6 million at December 31, 2004. Servicing rights are periodically evaluated for impairment based on their fair value. Prior to January 1, 2005, impairment was deemed a permanent write-down and recognized through the income statement. Beginning on January 1, 2005 impairment was recognized through a valuation allowance. Fair value is estimated based on market prices for similar assets and on the discounted estimated present value of future net cash flows based on market consensus loan prepayment estimates, historical prepayment rates, interest rates and other economic factors. For purposes of impairment evaluation, the servicing assets are stratified based on predominant risk characteristics of the underlying loans, including loan type (conventional or government) and note rate. The Corporation had no write-downs related to its servicing rights for the year ended December 31, 2005. Write-downs of $30,000 and $530,000 related to service rights were recognized for the years ended December 31, 2004 and December 31, 2003, respectively.
     The following is an analysis of capitalized mortgage servicing rights included in other assets in the consolidated balance sheets:

		Capitalized Mortgage
		Servicing Rights
(Dollars in thousands)	2005	2004	2003

Balance, January 1,	$1,647	$2,106	$1,478
Servicing rights capitalized	—	474	2,440
Amortization expense	(514)	(903)	(1,282)
Write-downs	—	(30)	(530)
Valuation allowance	—	—	—

Balance, December 31,	$1,133	$1,647	$2,106

     An increase in prepayment speeds of 10 percent and 20 percent variations may result in a decline in fair value of $97,000 and $186,000, respectively. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which may magnify or counteract the sensitivities.
Loan Fees and Costs
     Nonrefundable loan fees and certain direct costs associated with originating or acquiring loans are deferred and recognized over the contractual life of the related loans as an adjustment to interest income.
Premises and Equipment
     Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization of premises and equipment are computed using the straight-line method over the estimated useful lives. Useful lives range from three to ten years for software, furniture and equipment, from fifteen to forty years for buildings improvements and building and over the shorter of the estimated useful lives or the terms of the respective leases for leasehold improvements.
     In the fourth quarter of 2005, the Corporation corrected the net book value of premises and equipment to reflect the value of the assets in the fixed asset records. The net amount of the correction was approximately $1.4 million and was recognized as a current period reduction of occupancy and equipment expense of $1.1 million on the Consolidated Statements of Income.
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
     Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited, which is generally less than fifteen years. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment. The Bank is the only reporting unit which carries goodwill on its balance sheet.
     The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In 2005 and 2004, the Corporation was not required to perform the second step of the impairment test as the fair value of its reporting units exceeded the carrying amount.
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
     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Years Ended December 31
	2005	2004	2003

Basic weighted average number of common shares outstanding	30,457,573	29,859,683	29,789,969
Dilutive effect arising from potential common stock issuances	326,833	417,380	217,466

Diluted weighted average number of common shares outstanding	30,784,406	30,277,063	30,007,435

     The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share. These amounts were 1.1 million shares, 720,000 shares and 723,000 shares for the years ended December 31, 2005, 2004, and 2003, respectively.
Dividends Per Share
     Dividends declared by the Corporation were $0.76 per share, $0.75 per share and $0.74 per share for the years ended December 31, 2005, 2004 and 2003, respectively.
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

	Years Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003

Net income, as reported	$25,311	$42,442	$14,146
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,733)	(1,821)	(2,293)
Impact of change in prior period forfeiture assumptions	932	—	—

Pro forma net income	$24,510	$40,621	$11,853

Earnings per share:
Basic-as reported	$0.83	$1.42	$0.47

Basic-pro forma	$0.80	$1.36	$0.40

Diluted-as reported	$0.82	$1.40	$0.47

Diluted-pro forma	$0.80	$1.34	$0.40

     During 2005, the Corporation recognized a $0.9 million reduction in pro forma net income due to the impact of prior period actual forfeitures differing from estimates.

     The fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003
2000 Omnibus Stock Option and Award Plan
Dividend yield	3.19%	3.52%	3.79%
Risk free interest rates	4.01%	4.04%	4.09%
Expected lives	8 years	8 years	8 years
Volatility	26%	26%	33%

Comprehensive Stock Option Plan
Dividend yield	3.20%	—	—
Risk free interest rates	4.10%	—	—
Expected lives	7 years	—	—
Volatility	26%	—	—

Director Plan
Dividend yield	—	3.70%	3.79%
Risk free interest rates	—	4.05%	3.95%
Expected lives	—	10 years	9 years
Volatility	—	26%	33%

1999 Employee Stock Purchase Plan
Dividend yield	2.93%	3.76%	3.79%
Risk free interest rates	2.79%	1.31%	4.07%
Expected lives	1 year	1 year	1 year
Volatility	26%	23%	33%
Note Two — Business Segment Information
     The Corporation operates one reportable segment, the Bank, the Corporation’s primary banking subsidiary. The Bank provides businesses and individuals with commercial, consumer and mortgage loans, deposit banking services, brokerage services, insurance products, and comprehensive financial planning solutions to individual and commercial clients. The results of operations of the Bank constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation. Included in Other are the parent company’s revenues, expenses, assets which include cash, securities available-for-sale and investments in venture capital limited partnerships, and liabilities which include commercial paper and subordinated debentures.
     The accounting policies of the Bank are the same as those described in Note One.
     The Corporation continuously assesses its assumptions, methodologies and reporting classifications to better reflect the true economics of the Corporation’s business segments. Based on these continuous assessments, during the second quarter of 2005, the Corporation changed the composition of its reportable segments to collapse insurance, brokerage, mortgage, leasing and financial management services into the Bank. Accordingly, the Corporation restated its business segment disclosure for 2004 and 2003.

     The following tables present selected segment information for the Bank and other operating units:

	For the year ended
	December 31, 2005
(Dollars in thousands)	The Bank	Other	Eliminations	Totals

Total interest income	$224,567	$38	$—	$224,605
Total interest expense	97,490	2,232	—	99,722

Net interest income (loss)	127,077	(2,194)	—	124,883
Provision for loan losses	9,343	—	—	9,343
Total noninterest income	50,074	139	—	50,213
Total noninterest expense	131,000	222	—	131,222

Net income (loss) before income taxes	36,808	(2,277)	—	34,531
Income taxes expense (benefit)	9,828	(608)	—	9,220

Net income (loss)	$26,980	$(1,669)	$—	$25,311

Total loans held for sale and loans, net	$2,923,467	$—	$—	$2,923,467
Total assets	4,216,063	445,788	(429,432)	4,232,420

	For the year ended
	December 31, 2004
(Dollars in thousands)	The Bank	Other	Eliminations	Totals

Total interest income	$187,253	$50	$—	$187,303
Total interest expense	63,511	782	—	64,293

Net interest income (loss)	123,742	(732)	—	123,010
Provision for loan losses	8,425	—	—	8,425
Total noninterest income	59,639	1,257	—	60,896
Total noninterest expense	110,814	203	—	111,017

Net income before income taxes	64,142	322	—	64,464
Income taxes expense	21,912	110	—	22,022

Net income	$42,230	$212	$—	$42,442

Total loans held for sale and loans, net	$2,417,855	$—	$—	$2,417,855
Total assets	4,410,081	391,703	(370,179)	4,431,605

	For the year ended
	December 31, 2003
(Dollars in thousands)	The Bank	Other	Eliminations	Totals

Total interest income	$178,220	$72	$—	$178,292
Total interest expense	69,893	597	—	70,490

Net interest income (loss)	108,327	(525)	—	107,802
Provision for loan losses	27,518	—	—	27,518
Total noninterest income	63,896	37	—	63,933
Total noninterest expense	126,718	67	—	126,785

Net income before income taxes	17,987	(555)	—	17,432
Income taxes expense	3,391	(105)	—	3,286

Net income	$14,596	$(450)	$—	$14,146

Total loans held for sale and loans, net	$2,232,167	$—	$—	$2,232,167
Total assets	4,183,057	354,680	(331,044)	4,206,693
Note Three — Acquisitions
     (a) Insurance Agencies. In December of 2004, the Corporation, through a subsidiary of the Bank, acquired Smith & Associates Insurance Services, Inc. This acquisition was recorded using the purchase accounting method. The purchase price delivered at closing consisted of 27,726 shares of Common Stock valued at $750,000. During 2005 the Corporation issued 3,117 additional shares of Common Stock valued at $84,000 related to this acquisition. The amount of additional common stock payments, if earned, is currently valued at $980,000 and is based on the post-closing performance of the business.

     In July and October of 2003, the Corporation, through a subsidiary of the Bank, acquired Piedmont Insurance Agency, Inc. and Robertson Insurance Agency, Inc., respectively. These acquisitions were recorded using the purchase accounting method. The initial purchase price for both agencies totaled $1.1 million in cash. The purchase agreements also contemplate additional cash payments based on the post-closing performance of the acquired businesses. Based on this agreement and the performance of the businesses, the Corporation paid approximately $371,000 and $415,000 during 2005 and 2004, respectively. The amount of subsequent additional payments, if earned, is currently expected to total approximately $211,000. Pro forma financial information reflecting the effect of these acquisitions on periods prior to the combination is not considered material.
(b) Third Party Benefits Administrator. In July of 2003, the Corporation, through a subsidiary of the Bank, purchased a third party benefits administrator in a stock transaction. This acquisition was accounted for as a purchase. The purchase price delivered at closing consisted of Common Stock valued at $1.32 million, and the agreement contemplated additional Common Stock payments based on the post-closing performance of the business. Based on this agreement and the performance of the business, during the third quarter of 2004 the Corporation issued 20,244 additional shares of Common Stock valued at $425,000 for the period of July 1, 2003 through June 30, 2004. In the fourth quarter of 2005, the Corporation issued 18,160 additional shares of Common Stock valued at $416,000 for the period of July 1, 2004 through June 30, 2005. There will be no additional contingent issuances of Common Stock related to this transaction. The results of operations of this entity are included in the consolidated results of operations of the Corporation from the date of the acquisition. Pro forma financial information reflecting the effect of this acquisition on periods prior to the combination is not considered material.
Note Four — Goodwill and Other Intangible Assets
     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	December 31,
	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Noncompete agreements	$1,037	$979	$1,037	$949
Customer lists	2,676	998	2,270	545
Other intangibles (1)	379	127	306	72

Total	$4,092	$2,104	$3,613	$1,566

Unamortized intangible assets:
Goodwill (2)	$19,910	$—	$19,547	$—

(1)	Other intangibles include trade name and proprietary software.

(2)	Goodwill of $19,910 is recorded in the Bank.
     The gross carrying amount of customer lists increased to $2.7 million at December 31, 2005 from $2.3 million at December 31, 2004. The increase was due to the following: $264,000 recorded from the previously mentioned performance payments for Piedmont Insurance Agency, Inc. and Robertson Insurance Agency, Inc. to be amortized over the remaining estimated useful life of five years, and $141,000 recorded from the previously mentioned final performance payments for a third party benefits administrator to be amortized over the remaining estimated useful life of eight years.
     The gross carrying amount of other intangibles increased to $379,000 at December 31, 2005 from $306,000 at December 31, 2004 due to $73,000 recorded from the previously mentioned performance payments for a third party benefits administrator to be amortized over the remaining estimated useful life of eight years.
     The gross carrying amount of goodwill increased to $19.9 million at December 31, 2005 from $19.5 million at December 31, 2004 primarily due to goodwill of $202,000 related to the final contractual payment made in connection with the performance of the Corporation’s third party benefits administrator, $110,000 associated with the contractual payments made in connection with the performance of Piedmont Insurance Agency, Inc., and $84,000 associated with the acquisition of Smith & Associates Insurance Services, Inc. There was no impairment of goodwill for the years ended December 31, 2005 and 2004.
     Amortization expense totaled $538,000, $461,000 and $441,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     The following table presents the estimated amortization expense for intangible assets:

	Noncompete	Customer	Other
(Dollars in thousands)	Agreements	Lists	Intangibles	Total

2006	$30	$474	$62	$566
2007	28	386	54	468
2008	—	298	46	344
2009	—	210	36	246
2010	—	125	27	152
2011 and after	—	185	27	212

Total	$58	$1,678	$252	$1,988

Note Five — Comprehensive Income
     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.
     The Corporation’s total comprehensive income for the years ended December 31, 2005, 2004 and 2003 was $18.9 million, $31.4 million and $4.4 million, respectively. Information concerning the Corporation’s other comprehensive income is as follows:

	Years ended December 31,
	2005			2004			2003
	Before Tax		After Tax	Before Tax		After Tax	Before Tax		After Tax
(Dollars in thousands)	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount	Amount	Tax Effect	Amount

Comprehensive income:
Net income	$34,531	$9,220	$25,311	$64,464	$22,022	$42,442	$17,432	$3,286	$14,146

Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during period	(27,318)	(10,886)	(16,432)	(15,685)	(6,116)	(9,569)	(5,722)	(2,242)	(3,480)
Less: Reclassification for realized (losses) gains	(16,690)	(6,651)	(10,039)	2,383	929	1,454	10,287	4,012	6,275

Unrealized (losses), net of reclassification	$(10,628)	$(4,235)	$(6,393)	$(18,068)	$(7,045)	$(11,023)	$(16,009)	$(6,254)	$(9,755)

Total comprehensive income	$23,903	$4,985	$18,918	$46,396	$14,977	$31,419	$1,423	$(2,968)	$4,391

Note Six — Securities Available-for-Sale
     Securities available-for-sale are summarized as follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$14,905	$—	$27	$14,878
US government agency obligations	327,418	21	7,032	320,407
Mortgage-backed securities	417,891	335	12,776	405,450
State, county, and municipal obligations	108,298	1,125	427	108,996
Equity securities	44,198	188	—	44,386
Other	5,000	—	6	4,994

Total	$917,710	$1,669	$20,268	$899,111

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$54,755	$331	$712	$54,374
US government agency obligations	697,083	908	6,021	691,970
Mortgage-backed securities	731,389	3,349	8,357	726,381
State, county, and municipal obligations	112,935	2,568	123	115,380
Equity securities	64,541	86	—	64,627

Total	$1,660,703	$7,242	$15,213	$1,652,732

     The contractual maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation’s securities portfolio at December 31, 2005 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

			Due after 1		Due after 5
	Due in 1 year		through 5		through 10		Due after
	or less		years		years		10 years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Fair value of securities available for sale
U.S. government obligations	$14,878	4.28%	$—	—%	$—	—%	$—	—%	$14,878	4.28%
U.S. government agency obligations	16,033	4.77	304,374	3.58	—	—	—	—	320,407	3.64
Mortgage-backed securities (1)	11,791	4.49	351,032	4.16	42,627	4.66	—	—	405,450	4.22
State and municipal obligations	17,979	7.28	44,648	6.37	10,826	5.20	35,543	5.34	108,996	6.07
Equity securities (2)	—	—	—	—	—	—	44,386	4.38	44,386	4.38
Other	—	—	4,994	6.69	—	—	—	—	4,994	6.69

Total	$60,681	5.34%	$705,048	4.07%	$53,453	4.77%	$79,929	4.81%	$899,111	4.26%

Amortized cost of securities available for sale	$60,516		$723,144		$54,348		$79,702		$917,710

(1)	Maturities estimated based on average life of security.

(2)	Although equity securities have no stated maturity, they are presented for illustrative purposes only.
     Securities with an aggregate carrying value of $557.1 million and $1.14 billion at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) borrowings.

     Gross gains and losses recognized on the sale of securities are summarized as follows:

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003

Gross gains	$1,225	$3,447	$10,376
Gross losses	(17,915)	(1,064)	(89)

Net (losses) gains	$(16,690)	$2,383	$10,287

     At December 31, 2005 and 2004, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $37.5 million and $59.3 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are redeemable at par value from the FHLB. In addition, the Bank owned Federal Reserve Bank stock with a cost basis (par value) of $5.6 million and $4.1 million at December 31, 2005 and 2004, respectively, which is included in equity securities.
     There were no write-downs for other-than-temporary declines in the fair value of debt and equity securities in 2005, 2004 or 2003.
     As of December 31, 2005, there were no issues of securities available-for-sale (excluding U.S. government agency obligations), which had carrying values that exceeded 10 percent of shareholders’ equity of the Corporation.
     At December 31, 2005, mortgage-backed securities of $383.7 million were considered temporarily impaired. The Corporation’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. U.S. government agency obligations of $304.4 million were considered temporarily impaired at December 31, 2005. U.S. government agency obligations are interest-bearing debt securities of U.S. government agencies (i.e. FNMA and FHLMC). U.S. government obligations of $14.9 million were considered temporarily impaired at December 31, 2005. These obligations are debt securities issued by the U.S. Treasury. State, county and municipal obligations of $20.6 million were considered temporarily impaired at December 31, 2005.
     The unrealized losses shown in the following table resulted primarily from an increase in rates across the yield curve.

As of December 31, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

US government obligations	$14,878	$(27)	$—	$—	$14,878	$(27)
US government agency obligations	58,593	(1,111)	245,781	(5,921)	304,374	(7,032)
Mortgage-backed securities	115,587	(1,914)	268,121	(10,862)	383,708	(12,776)
State, county and muncipal obligations	13,569	(170)	7,039	(257)	20,608	(427)
Other	4,994	(6)	—	—	4,994	(6)

Total temporarily impaired securities	$207,621	$(3,228)	$520,941	$(17,040)	$728,562	$(20,268)

     At December 31, 2005, investments in a gross unrealized loss position included four U.S. government obligations, twenty-seven U.S. agency securities, forty-three mortgage-backed securities, nineteen municipal obligations and one other asset backed security. The unrealized losses associated with these securities were not considered to be other-than-temporary, because they were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or the issuer. In addition, investments that have been in an unrealized loss position for longer than one year have an external credit rating of AAA by Standard & Poors or are US government obligations issued by the U.S. Treasury. At December 31, 2005, the Corporation had the ability and the intent to hold these investments to recovery of fair market value.

Note Seven — Trading Activity
     The Corporation records the write up or write down in the market value of the First Charter Option Plan Trust (the “OPT Plan”) as a trading gain or loss. The OPT Plan is a tax-deferred capital accumulation plan. For more information concerning the OPT Plan, see Note Fifteen. In addition, the Corporation has engaged in writing over-the-counter covered call options on specific fixed income securities in the available for sale portfolio. Under these agreements, the Corporation agrees to sell, upon election by the option holder, a fixed income security at a fixed price. The Corporation receives a premium from the option holder in exchange for writing the option contract. The Corporation recognized income of $0.1 million in 2005 and $0.2 million in 2004 primarily from the mark to market of the investments in the OPT Plan. Income of $1.8 million was recognized in 2003 primarily from written covered call options. There were no written covered call options outstanding at December 31, 2005 and 2004, or at any time during those periods. There were no written covered call options outstanding at December 31, 2003. The highest written covered call options outstanding at any time during 2003 was $125.2 million.
Note Eight — Derivatives
     The Corporation accounts for interest rate swaps as a hedge of the fair value of the designated FHLB advances. At December 31, 2005, the Corporation was not a party to any interest rate swap agreements. In the fourth quarter of 2005, the Corporation extinguished its FHLB advances which had related interest rate swaps as hedges. The Corporation incurred a pre-tax loss of approximately $7.8 million on the extinguishment of the related interest rate swaps. For the year ended December 31, 2005 and 2004, the Corporation recognized a net gain of $5,000 and $69,000, respectively, for the ineffective portion of the interest rate swaps. At December 31, 2004 the interest rate swaps had gross unrealized gains of $1.5 million and gross unrealized losses of $5.7 million.
Note Nine — Loans
     The Corporation’s primary market area includes North and South Carolina, and predominately centers around the Metro region of Charlotte and Raleigh, North Carolina. At December 31, 2005, the majority of the total loan portfolio was to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the region.
     Loans are categorized as follows:

	December 31,
	2005		2004
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$780,597	26.5%	$776,474	31.8%
Commercial non real estate	233,409	7.9	212,031	8.7
Construction	517,392	17.6	332,264	13.6
Mortgage	573,007	19.4	347,606	14.2
Consumer	358,592	12.2	304,151	12.5
Home equity	482,921	16.4	467,166	19.2

Total loans	$2,945,918	100.0%	$2,439,692	100.0%

     Loans held for sale consist primarily of 15- and 30-year mortgages which the Corporation intends to sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or market, and at December 31, 2005 no valuation allowance was recorded. Loans held for sale were $6.4 million and $5.3 million at December 31, 2005 and 2004, respectively.

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest.

	December 31,
(Dollars in thousands)	2005	2004

Nonaccrual loans	$10,811	$13,970
Other real estate owned	5,124	3,844

Total nonperforming assets	15,935	17,814

Loans 90 days or more past due and still accruing	—	—

Total nonperforming assets and loans 90 days or more past due and still accruing	$15,935	$17,814

     At December 31, 2005, the recorded investment in individually impaired loans was $8.2 million. Of the $8.2 million, $4.3 million were on nonaccrual status and had specific reserves of $0.6 million and $3.9 million were accruing and had specific reserves of $0.7 million. The average recorded investment in individually impaired loans for 2005 was $9.6 million. The income recognized on impaired loans during 2005 was approximately $195,000, all of which was recognized using the accrual method of income recognition.
     At December 31, 2004, the recorded investment in individually impaired loans was $15.0 million. Of the $15.0 million, $9.3 million were on nonaccrual status and had specific reserves of $2.6 million and $5.7 million were accruing and had specific reserves of $2.5 million. The average recorded investment in individually impaired loans for 2004 was $11.3 million. The income recognized on impaired loans during 2004 was approximately $127,000, of which $109,000 was recognized using the accrual method of income recognition and $18,000 was recognized using the cash method of income recognition. The average recorded investment in individually impaired loans for 2003 was $10.5 million, and the income recognized during 2003 was $0.1 million, all of which was recognized using the cash method of income recognition.
     The following is a reconciliation of loans outstanding to executive officers, directors and their associates:

(Dollars in thousands)
Balance at December 31, 2004	$760
New loans	878
Principal repayments	(175)
Director and Officer changes	283

Balance at December 31, 2005	$1,746

     In the opinion of management, these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Such loans, in the opinion of management, do not involve more than the normal risks of collectibility.

Note Ten — Allowance for Loan Losses
     The following is a summary of the changes in the allowance for loan losses:

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003

Beginning balance	$26,872	$25,607	$27,204
Provision for loan losses	9,343	8,425	27,518
Allowance related to loans sold, securitized or transferred to held for sale	—	(584)	(20,783)

Charge-offs	(8,652)	(8,552)	(9,480)
Recoveries	1,162	1,976	1,148

Net loan charge-offs	(7,490)	(6,576)	(8,332)

Ending balance	$28,725	$26,872	$25,607

Note Eleven — Premises and Equipment
     Premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2005	2004

Land	$23,817	$23,490
Buildings	73,954	71,745
Furniture and equipment	53,281	55,261
Leasehold improvements	10,446	2,973
Construction in progress	2,023	2,384

Total premises and equipment	163,521	155,853

Less accumulated depreciation and amortization	56,748	58,288

Premises and equipment, net	$106,773	$97,565

     In the fourth quarter of 2005, the Corporation corrected the net book value of premises and equipment to reflect the value of the assets in the fixed asset records. The net amount of the correction was approximately $1.4 million and was recognized as a current period reduction of occupancy and equipment expense on the Consolidated Statements of Income.
Note Twelve — Deposits
     A summary of deposit balances is as follows:

	December 31,
(Dollars in thousands)	2005	2004

Noninterest bearing demand	$429,758	$377,793
Interest bearing demand	368,291	348,677
Money market accounts	559,865	478,314
Savings deposits	119,824	119,615
Certificates of deposit	1,321,741	1,285,447

Total deposits	$2,799,479	$2,609,846

     At December 31, 2005, the aggregate amount of certificates of deposit with denominations of $100,000 or more was $813.6 million, with $200.7 million maturing within three months, $204.9 million maturing within three to six months, $281.1 million maturing within six to twelve months and $126.9 million maturing after twelve months.

     At December 31, 2005, the scheduled maturities of all certificates of deposit are as follows:

(Dollars in thousands)

2006	$1,068,923
2007	194,581
2008	43,685
2009	8,472
2010	6,041
2011 and after	39

Total	$1,321,741

Note Thirteen — Other Borrowings
     The following is a schedule of other borrowings:

	December 31,
(Dollars in thousands)	2005	2004

Federal funds purchased and securities sold under agreements to repurchase	$312,283	$250,314
Commercial paper and other short-term borrowings	198,432	325,684
Long-term debt	557,859	873,738

Total other borrowings	$1,068,574	$1,449,736

     Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities less than one year collateralized by a portion of the Corporation’s securities of the United States government or its agencies, which have been delivered to a third party custodian for safekeeping. Securities with an aggregate carrying value of $262.7 million at December 31, 2005 were pledged to secure securities sold under agreements to repurchase.
     Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. At December 31, 2005, the Bank had federal funds back-up lines of credit totaling $100.0 million with $25.0 million outstanding.
     First Charter Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial clients. Commercial paper outstanding at December 31, 2005 was $58.4 million compared to $59.7 million at December 31, 2004.
     Other short-term borrowings consists of the FHLB borrowings with an original maturity of one year or less FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At December 31, 2005, the Bank had $140.0 million of short-term FHLB borrowings compared to $254.0 million at December 31, 2004. In addition, at December 31, 2004 the Corporation had $25.0 million credit line with Wells Fargo Bank with $12.0 outstanding.
     Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At December 31, 2005, the Bank had $496.0 million of long-term FHLB borrowings compared to $873.7 million at December 31, 2004. In addition, the Corporation had $61.9 million of subordinated debentures at December 31, 2005.
     The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II (the “Trusts”), in June 2005 and September 2005, respectively; both are wholly owned business trusts. First Charter Capital Trust I and First Charter Capital Trust II issued $35 million and $25 million, respectively, of trust securities that were sold to third parties. The proceeds of the sale of the Trust Securities were used to purchase subordinated debentures (the “Notes”) from the Corporation, which are presented as long-term borrowings in the Consolidated Balance Sheet and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

     The following table is a summary of the outstanding Trust Securities and the Notes at December 31, 2005.

Aggregate
		Principal	Aggregate		Per Annum
		Amount of Trust	Prinicpal	Stated	Interest	Interest
		Preferred	Amount of	Maturity of	Rate of the	Payment	Redemption
Issuer	Issuance Date	Securitites	the Notes	the Notes	Notes	Dates	Period

First Charter Corporation

					3 mo.	3/15, 6/15,
				September	LIBOR +	9/15,	On or after
Capital Trust I	June 2005	35,000	36,083	2035	169 bps	12/15	9/15/2010

					3 mo.	3/15, 6/15,
				December	LIBOR +	9/15,	On or after
Capital Trust II	September 2005	25,000	25,774	2035	142 bps	12/15	12/15/2010

Total		$60,000	$61,857

     In October 2005, the Corporation extinguished $222 million of its FHLB advances and related interest rate swaps. The Corporation incurred a prepayment penalty of approximately $6.4 million pre-tax to extinguish these FHLB advances and incurred a loss of approximately $7.8 million pre-tax on the extinguishment of the related interest rate swaps. In addition, the Corporation extinguished $25 million in FHLB advances and incurred a prepayment penalty of approximately $0.5 million pre-tax to extinguish this debt. Also, the Corporation repaid overnight borrowings of approximately $224 million.
     FHLB advances with balances of $50.0 million at December 31, 2005, were subject to being called by the FHLB at par. If these advances were called, the Corporation would have the option to pay off the advances, convert the advances to 3 month LIBOR or fund the payoffs with new advances.
     The following is a schedule of annual maturities of other borrowings:
As of December 31, 2005

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total

Federal funds purchased and securities sold under agreements to repurchase	$312,283	$—	$—	$—	$—	$—	$312,283
Commercial paper and other short-term borrowings	198,432	—	—	—	—	—	198,432
Long-term debt	285,000	160,000	50,000			62,859	557,859

Total other borrowings	$795,715	$160,000	$50,000	$—	$—	$62,859	$1,068,574

Note Fourteen — Income Tax
     The components of income tax expense (benefit) consists of the following:

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003

Current:
Federal	$8,763	$15,470	$(473)
State	704	2,426	94

Total current	$9,467	$17,896	$(379)

Deferred:
Federal	$(219)	$4,193	$3,565
State	(28)	(67)	100

Total deferred	$(247)	$4,126	$3,665

Total income taxes:
Federal	$8,544	$19,663	$3,092
State	676	2,359	194

Total income taxes	$9,220	$22,022	$3,286

     Total income taxes were allocated as follows:

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003

Net income	$9,220	$22,022	$3,286
Shareholders’ equity, for unrealized losses on securities available for sale	(4,235)	(7,045)	(6,254)

Total	$4,985	$14,977	$(2,968)

     Income tax expense attributable to net income differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35 percent to pretax income as follows:

	Years ended December 31,
(Dollars in thousands)	2005		2004		2003

Federal tax at statutory rate	$12,086	35.00%	$22,563	35.00%	$6,101	35.00%
Increase (reduction) in income taxes resulting from:
Tax exempt income	(1,335)	(3.87)	(1,318)	(2.04)	(1,058)	(6.07)
Bank owned life insurance	(1,509)	(4.37)	(1,195)	(1.85)	(1,361)	(7.81)
State income tax, net of federal	439	1.27	1,534	2.37	126	0.72
Change in valuation allowance	(526)	(1.52)	(200)	(0.31)	63	0.36
Other, net	65	0.19	638	0.99	(585)	(3.35)

Total	$9,220	26.70%	$22,022	34.16%	$3,286	18.85%

     The change in net deferred tax assets is as follows:

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003

Deferred tax expense (benefit) (exclusive of the effects of other components below)	$(247)	$4,126	$3,665
Shareholders’ equity, for unrealized gains (losses) on securities available for sale	(4,235)	(7,045)	(6,254)
Purchase accounting adjustment	—	(135)	(269)

Total	$(4,482)	$(3,054)	$(2,858)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities, included in other assets, are as follows:

	December 31,
(Dollars in thousands)	2005	2004

Deferred tax assets:
Allowance for loan losses	$11,352	$10,631
Unrealized losses on securities available for sale	7,213	2,978
Deferred compensation	2,465	2,571
Investments	506	523
Depreciable assets	4,547	6,076
Other	1,955	1,310

Total gross deferred tax assets	28,038	24,089

Less valuation allowance	110	636

Net deferred tax assets	27,928	23,453

Deferred tax liabilities:
Loan Origination Costs	(2,605)	(2,605)
Federal Home Loan Bank of Atlanta stock	(1,053)	(1,053)
Mortgage Servicing Rights	(447)	(650)
Intangibles	(1,248)	(944)
Other	(515)	(623)

Total gross deferred tax liabilities	(5,868)	(5,875)

Net deferred tax asset	$22,060	$17,578

     The Corporation has recorded a valuation allowance of $110,000 and $636,000 in 2005 and 2004, respectively, against deferred tax assets primarily for capital loss carryforwards that management believes it is more likely than not to be realized. The Corporation has a capital loss carryforward of approximately $256,000 expiring in 2009, this carryforward can only be used to offset future capital gains.
     The Corporation is currently under examination by the North Carolina Department of Revenue for 1999 and 2000 and is subject to examination for subsequent tax years. In the third quarter of 2004, the Corporation received a proposed assessment that the Corporation is appealing. As a result of the proposed assessment and management’s periodic review of its income tax positions, additional income tax expense of $818,000 was recorded in 2004. The Corporation’s maximum exposure related to this assessment in excess of the current reserve is approximately $1.5 million, net of tax. The ultimate tax implications for 1999 and 2000 may impact tax years beyond 2000. Management believes there will be no material impact on the consolidated results of operations as a result of this examination.
Note Fifteen — Employee Benefit Plans
     First Charter Retirement Savings Plan. The Corporation has a qualified Retirement Savings Plan (the “Savings Plan”) for all eligible employees of the Corporation. Pursuant to the Savings Plan, an eligible employee may elect to defer between 1 percent and 50 percent of compensation. At the discretion of the Board of Directors, the Corporation may contribute an amount necessary to match all or a portion of a participant’s elective deferrals in an amount to be determined by the Board of Directors from time to time, up to a maximum of six percent of a participant’s compensation. In addition, the Corporation may contribute an additional amount to each participant’s Savings Plan account as determined at the discretion of the Board of Directors. Participants may invest their Savings Plan account in a variety of investment options, including the Corporation’s stock. Effective March 1, 2002 the portion of the Savings Plan consisting of the Company Stock Fund (ESOP) was designated as an employee stock ownership plan under Code section 4975(e)(7) and that fund is designed to invest primarily in the Corporation’s stock. The Corporation’s aggregate contributions to the Savings Plan amounted to $1.8 million, $2.5 million and $1.8 million for 2005, 2004 and 2003, respectively.
     First Charter Option Plan Trust. Effective December 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Option Plan Trust (the “OPT Plan”). The OPT Plan is a tax-deferred capital accumulation plan. Under the OPT Plan, eligible participants may elect to defer all of their base salary and bonus and invest these deferrals into mutual fund investments. In addition, the Corporation may grant participants cash bonuses which may be deferred under the OPT Plan. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. Eligible employees for the OPT Plan include executive management as well as key members of senior management. The deferred compensation obligation pursuant to this plan is equal to the Plan assets, which are held in a Rabbi Trust. Plan assets totaled approximately $0.4 million and $0.9 million at December 31, 2005 and 2004, respectively, and are classified as trading assets, which is included in other assets on the consolidated balance sheet.
     First Charter Directors’ Option Deferral Plan. Effective May 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Corporation Directors’ Option Deferral Plan (the “Plan”). Under the Plan, eligible directors may elect to defer all of their director’s fees and invest these deferrals into mutual fund investments. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. The deferred compensation obligation pursuant to this plan is equal to the Plan assets, which are held in a Rabbi Trust. Plan assets totaled approximately $0.2 million at both December 31, 2005 and 2004, and are classified as trading assets, which is included in other assets on the consolidated balance sheet.

Note Sixteen — Shareholders’ Equity, Stock Plans and Stock Awards
     Stock Repurchase Programs. On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of December 31, 2004, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the years ended December 31, 2005 and 2004.
     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At December 31, 2005, no shares had been repurchased under this authorization.
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
     If the Corporation is acquired after a person has acquired 15 percent or more of its common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value of twice-such price. Additionally, if the Corporation is not acquired, a Rights holder (other than the person or group acquiring 15 percent or more) will be entitled to purchase, at the Right’s then-current exercise price, a number of shares of the Corporation’s common stock having a market value of twice-such price.
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
     Dividend Reinvestment and Stock Purchase Plan. The Corporation maintains the Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), pursuant to which 1,000,000 shares of common stock of the Corporation have been reserved for issuance. Shareholders may elect to participate in the DRIP and have dividends on shares of common stock reinvested and may make optional cash payments of up to $3,000 per calendar quarter to be invested in common stock of the Corporation. Pursuant to the terms of the DRIP, upon reinvestment of the dividends and optional cash payments, the Corporation can either issue new shares valued at the then current market value of the common stock or the administrator of the DRIP can purchase shares of common stock in the open market. During 2005, the Corporation issued 147,034 shares and the administrator of the DRIP did not purchase any shares in the open market. During 2004, the Corporation issued 33,958 shares and the administrator of the DRIP purchased 120,722 shares in the open market. During 2003, the Corporation issued no shares and the administrator of the DRIP purchased 179,861 shares in the open market.
     Restricted Stock Award Program. In April 1995, the shareholders approved the First Charter Corporation Restricted Stock Award Program (the “Restricted Stock Plan”). Awards of restricted stock may be made under the Restricted Stock Plan at the discretion of the Compensation Committee of the Board of Directors of the Corporation, which shall determine the key participants, the number of shares awarded to participants, and the vesting terms and conditions applicable to such awards. A maximum of 360,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. Compensation expense of approximately $196,000 and $71,000 was recognized during 2005 and 2004, respectively, in connection with the Restricted Stock Plan. During 2005, 8,500 shares were granted under the Restricted Stock Plan with vesting periods of five years and 8,900 shares were granted with vesting periods of three years. During the third quarter of 2004, 18,547 shares were granted under the Restricted Stock Plan with vesting periods of three years. The following table presents the status and changes in the Restricted Stock Plan:

		Weighted
		Average Grant
	Shares	Price

Outstanding at December 31, 2003	1,000	$13.4375

Granted	18,547	22.3400
Vested	(1,000)	13.4375
Forfeited	—	—

Outstanding at December 31, 2004	18,547	$22.3400

Granted	17,400	23.9755
Vested	(1,300)	23.6600
Forfeited	(2,000)	25.4900

Outstanding at December 31, 2005	32,647	$22.9724

     First Charter Comprehensive Stock Option Plan. Under the terms of the First Charter Corporation Comprehensive Stock Option Plan (the “Comprehensive Stock Option Plan”), stock options (which can be incentive stock options or non-qualified stock options) may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Plan generally shall be determined by the Compensation Committee of the Board of Directors of the Corporation (the “Compensation Committee”). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. Under the First Charter Comprehensive Stock Option Plan, 480,000 shares of common stock are reserved for issuance. At December 31, 2005, 67,320 shares were available for future issuance.
     First Charter Corporation Stock Option Plan for Non-Employee Directors. In April 1997, the shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally shall be determined by the Compensation Committee. The exercise price for each option granted, however, shall be the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan. As of December 31, 2005, 2,940 shares were available for future issuance.
     2000 Omnibus Stock Option and Award Plan. In June 2000, the shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (the “2000 Omnibus Plan”). Under the 2000 Omnibus Plan, 2,000,000 shares of common stock were originally reserved for issuance. In April of 2005, the shareholders approved an amendment to the 2000 Omnibus Plan, authorizing an addition of 1,500,000 shares for issuance, for a total of 3,500,000 shares. Stock options (which can be incentive stock options or non-qualified stock options) and other stock-based awards may be periodically granted to key employees of First Charter and its Directors. The terms and vesting schedules of options granted under the 2000 Omnibus Plan shall be determined by the Compensation Committee, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. At December 31, 2005, 1,604,365 shares were authorized for future issuance.
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
     The Board of Directors of the Corporation determined that it was in the best interest of the Corporation to implement a new employee stock purchase plan that may continue beyond a two-year period, to allow more flexibility with the timing of the grant of, and the exercise periods for, options granted to employees. The 1999 ESPP, described below, allows for multiple grants of options thereunder and is designed to remain in effect as long as there are shares available for purchases under the 1999 ESPP. Pursuant to the terms of the 1999 ESPP, a maximum of 300,000 shares of the Corporation’s Common Stock may be issued to employees under the 1999 ESPP, subject to adjustment, generally to protect against dilution in the event of changes in the capitalization of the Corporation. At December 31, 2005, 80,723 shares were available for future issuance.
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

     Summary of Stock Option and Employee Stock Purchase Plan Programs. The following is a summary of activity under the Comprehensive Plan, the Director Plan, the 2000 Omnibus Plan and the 1999, 1998 and 1996 ESPPs during the periods indicated:

	2005		2004 (1)		2003 (1)
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		(Option)		(Option)		(Option)
Summary of Stock Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	2,801,263	$19.97	2,742,283	$19.57	2,406,889	$19.43
Granted	461,996	23.55	393,134	20.33	558,576	18.20
Exercised	(499,194)	16.93	(238,827)	16.51	(113,019)	11.57
Forfeited	(126,007)	21.68	(95,327)	18.52	(110,163)	17.79

Outstanding at December 31	2,638,058	21.09	2,801,263	19.97	2,742,283	19.57

Options exercisable at December 31	1,786,287	21.01	1,948,723	20.42	1,849,463	20.53

Weighted-average Black-Scholes fair value of options granted during the year		$5.54		$4.48		$4.81

(1)	Amounts for 2004 and 2003 have been adjusted to correct an error in the calculation of exercised and forfeited options
     The weighted average remaining contractual lives of stock options were 4.5 years at December 31, 2005.
     The following table provides certain information about stock options outstanding at December 31, 2005:

	Outstanding Options			Options Exercisable
	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Outstanding	Weighted Average
Exercise Prices	at December 31	Contractual Life	Exercise Price	at December 31	Exercise Price

$0.0000 - $5.0000	6,000	.2 years	$4.9700	6,000	$4.9700
$5.0100 - $10.0000	3,400	3.7 years	9.0400	3,400	9.0400
$10.0100 - $12.5000	18,702	3.0 years	11.6300	18,702	11.6300
$12.5100 - $15.0000	94,534	3.5 years	14.4340	94,534	14.4340
$15.0100 - $17.5000	428,361	5.2 years	16.7092	365,210	16.6052
$17.5100 - $20.0000	488,602	5.6 years	18.4188	282,205	18.3745
$20.0100 - $22.5000	268,306	7.7 years	20.8385	59,342	20.9845
$22.5100 - $25.0000	1,098,686	3.7 years	23.8795	736,579	23.9844
$25.0100 - $27.5000	231,467	1.7 years	25.9880	220,315	26.0004

Total	2,638,058	4.5 years	$21.0921	1,786,287	$21.0113

Note Seventeen — Commitments, Contingencies and Off-Balance Sheet Risk
     Commitments and Off-Balance Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at December 31, 2005 of standby letters of credit issued or modified during the year ended December 31, 2005 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.
     At December 31, 2005, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $441.9 million, loan commitments totaling $668.4 million, standby letters of credit in an aggregate amount of $15.6 million and deposit overdrafts of $43.2 million. Of the $441.9 million of preapproved unused lines of credit, $26.7 million were at fixed rates and $415.2 million were at floating rates. Of the $668.4 million of loan commitments, $116.8 million were at fixed rates and $551.6 million were at floating rates. Of the $15.6 million of standby letters of credit, $14.6 million expire in less than one year and $1.0 million expire in one to three years. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations and other liquidity sources available to the Corporation. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not limited to, accounts receivable, inventory and commercial and residential real estate.
     The Bank primarily makes commercial and installment loans to customers throughout its market area. The Corporation’s primary market area includes the state of North and South Carolina, and predominately centers on the Metro region of Charlotte and Raleigh, North Carolina. The real estate loan portfolio can be affected by the condition of the local real estate markets.
     Minimum operating lease payments due in each of the five years subsequent to December 31, 2005 are as follows: 2006, $2.8 million; 2007, $2.4 million; 2008, $2.3 million; 2009, $2.1 million; 2010, $1.9 million and subsequent years $48.1 million. Rental expense for all operating leases for the three years ended December 31, 2005, 2004 and 2003 was $3.3 million, $2.6 million and $2.0 million, respectively.
     Average daily Federal Reserve balance requirements for the year ended December 31, 2005 amounted to $28.4 million.
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
Note Eighteen — Related Party Transactions
     In the ordinary course of business, the Corporation engages in business transactions with certain of its directors. Such transactions are competitively negotiated at arms-length by the Corporation and are not considered to include terms which are unfavorable to the Corporation.
     See Note Nine for related party loan information.
Note Nineteen — Fair Value of Financial Instruments
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
     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage broker and insurance agency operations and premises and equipment. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
     The Corporation’s fair value methods and assumptions are as follows:
Short-term financial instruments — the carrying value of short-term financial instruments, including cash and due from banks, securities available-for-sale, federal funds sold and purchased, interest-bearing bank deposits, repurchase agreements, commercial paper and other short term investments and borrowings, is a reasonable estimate of fair value due to the short-term nature of these financial instruments.
Derivatives — the fair value of the interest rate swaps is determined by a third party using a discounted cash flow model and a volatility index.
Loans held for sale — mortgage loans held for sale are valued at the lower of cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements.
Loans — the carrying value for variable rate loans is a reasonable estimate of fair value due to contractual interest rates being based on current indices. Fair value for fixed rate loans is estimated based upon discounted future cash flows using discount rates comparable to rates currently offered for such loans.
Deposit accounts — the fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities. The fair value of all other deposit account types is the amount payable on demand at year-end.
Long-term debt — the fair value of long-term debt is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.
     Based on the limitations, methods, and assumptions noted above, the following table presents the carrying amounts and fair values of the Corporation’s financial instruments:

	December 31,
	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Loans, net of allowance for loan losses	2,917,020	2,925,661	2,412,529	2,522,645
Financial liabilities:
Deposits	2,799,479	2,705,001	2,609,846	2,558,570
Long Term Borrowings	557,859	595,280	873,738	894,827
Derivative instruments	—	—	4,247	4,247

Note Twenty — Regulatory Matters
     The Corporation and the Bank are subject to various regulatory capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of December 31, 2005, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
     The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At December 31, 2005, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks. In the judgment of management, there have been no events or conditions since December 31, 2005 that would change the “well capitalized” status of the Corporation or the Bank.
     The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the table below:

			For Capital		Well Capitalized
			Adequacy Purposes		Designation
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2005:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$401,760	12.06%	$266,416	8.00%	None	None
First Charter Bank	383,569	11.56	265,504	8.00	$331,880	10.00%

Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$372,953	11.20%	$133,208	4.00%	None	None
First Charter Bank	354,844	10.69	132,752	4.00	$199,128	6.00%

Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$372,953	8.67%	$172,102	4.00%	None	None
First Charter Bank	354,844	8.28	171,353	4.00	$214,191	5.00%

At December 31, 2004:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$324,814	10.99%	$236,421	8.00%	None	None
First Charter Bank	314,491	10.70	235,183	8.00	$293,978	10.00%

Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$297,906	10.08%	$118,211	4.00%	None	None
First Charter Bank	287,619	9.78	117,591	4.00	$176,387	6.00%

Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$297,906	6.76%	$176,194	4.00%	None	None
First Charter Bank	287,619	6.46	178,106	4.00	$222,633	5.00%
     The primary source of funds available to the Parent Company is payment of dividends from the Bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 2005, $23.0 million of the net assets of the Bank were available for payment as dividends without prior regulatory approval. Subsidiary net assets of $350.6 million were restricted as to payments to the Parent Company at December 31, 2005.

Note Twenty-One — First Charter Corporation (Parent Company)
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
     The Parent Company’s condensed balance sheet data and related condensed statements of income and cash flow are as follows:

	December 31	December 31
(Dollars in thousands)	2005	2004

Balance sheet data:
Cash	$64,053	$65,828
Securities available for sale	1,152	1,048
Investment in subsidiaries	373,648	313,347
Receivable from subsidiaries	3,000	6,000
Other assets	3,935	5,480

Total assets	$445,788	$391,703

Accrued liabilities	$1,904	$5,332
Commercial paper and other short-term borrowings	58,432	71,684
Long-term debt	61,857	0
Shareholders’ equity	323,595	314,687

Total liabilities and shareholders’ equity	$445,788	$391,703

	Years Ended December 31
(Dollars in thousands)	2005	2004	2003

Income statement data:
Dividends from subsidiaries	$13,724	$21,290	$28,484
Interest income	38	50	72
Noninterest income	139	1,257	37

Total income	13,901	22,597	28,593

Interest expense	2,232	782	597
Noninterest expense	221	203	67

Total expense	2,453	985	664

Income before income tax and equity in undistributed net income of subsidiaries	11,448	21,612	27,929
Income tax (benefit) expense	(608)	110	(105)

Income before equity in undistributed net income of subsidiaries	12,056	21,502	28,034
Equity in undistributed (excess of dividends over) net income of subsidiaries	13,255	20,940	(13,888)

Net income	$25,311	$42,442	$14,146

	Years Ended December 31
(Dollars in thousands)	2005	2004	2003

Cash flow statement data:
Cash flows from operating activities:
Net income	$25,311	$42,442	$14,146
Net gain on securities available for sale	—	(1,362)	(226)
(Decrease) increase in accrued liabilities	(3,428)	167	(185)
Decrease (Increase) in other assets	1,868	(97)	469
Decrease (increase) in receivable from subsidiaries	3,000	(500)	1,500
(Equity in undistributed) excess of dividends paid over net income of subsidiaries	(16,255)	(20,440)	12,388

Net cash provided by operating activities	10,496	20,210	28,092

Cash flows from investing activities:
Purchase of securities available for sale	—	(46)	—
Proceeds from sale of securities available for sale	—	2,746	577
Capital investment in subsidiaries	(50,000)	—	—
Other investing activities	—	—	(9)

Net cash (used in) provided by investing activities	(50,000)	2,700	568

Cash flows from financing activities:
Net (decrease) increase in commercial paper and other short-term borrowings	(13,252)	21,608	16,711
Proceeds from the issuance of trust preferred securities	61,857	—	—
Purchase and retirement of common stock	—	—	(10,623)
Proceeds from issuance of common stock	11,078	5,019	1,700
Dividends paid	(21,954)	(22,365)	(22,038)

Net cash provided by (used in) financing activities	37,729	4,262	(14,250)

Net (decrease) increase in cash	(1,775)	27,172	14,410
Cash at beginning of year	65,828	38,656	24,246

Cash at end of year	$64,053	$65,828	$38,656

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
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
     Management’s Annual Report on Internal Control Over Financial Reporting
     The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a — 15(f) and 15d-15(f) promulgated under the Exchange Act). Under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, the Registrant’s Management conducted an assessment of the effectiveness of its internal control over financial reporting based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Registrant’s management concluded that its internal control over financial reporting was effective as of December 31, 2005.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     KPMG LLP, the independent registered public accounting firm that audited the Registrant’s consolidated financial statements included in this report, has issued an attestation report on the assessment performed by the Registrant’s management with respect to the Registrant’s internal control over financial reporting, which begins on page 52 of this report and is incorporated herein by reference.
     Changes in Internal Control Over Financial Reporting
     During the Registrant’s fourth fiscal quarter, there has been no change in the Registrant’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal controls over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, and is incorporated herein by reference. The information called for by Item 10 with respect to the Registrant’s executive officers is set forth in Part I, Item 4A hereof. The information called for by Item 10 with respect to the identification of the members of the Registrant’s Audit Committee, the presence of an audit committee financial expert and the Registrant’s Code of Business Conduct and Ethics is set forth in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders under the captions “Election of Directors” and “Corporate Governance Matters,” and is incorporated herein by reference.
Item 11. Executive Compensation
     The information called for by Item 11 is set forth in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Report of the Compensation Committee on Executive Compensation” and “Performance Graph,” respectively, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by Item 12 regarding the number of securities authorized for issuance under the Registrant’s equity compensation plans is set forth in Part II, Item 5 hereof under the heading “Equity Compensation Plan Information.” The other information called for by Item 12 is set forth in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders under the caption “Ownership of Common Stock,” and is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions
     The information called for by Item 13 is set forth in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Certain Relationships and Related Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information called for by Item 14 is set forth in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders under the caption “Ratification of Appointment of Independent Certified Public Accountants, “ and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

Page
(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm	52
Consolidated Balance Sheets as of December 31, 2005 and 2004	55
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	56
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	57
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	58
Notes to Consolidated Financial Statements	59

(2) Financial Statement Schedules:

None

     (3) Exhibits.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).

3.2	Amended and Restated By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).

4.1	Indenture dated June 28, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 28, 2005.

4.2	Indenture dated September 29, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 0-15829).

*10.1	Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

10.2	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60641, dated August 8, 1998.

*10.3	Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15829.)

*10.4	Amended and Restated Employment Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.5	Amended and Restated Employment Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.6	Amended and Restated Employment Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.7	Amended and Restated Supplemental Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.8	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.9	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.10	Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr. incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

*10.11	Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60949, dated July 10, 1995.

*10.12	The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-54019, dated May 29, 1998.

*10.13	The First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54021, dated May 29, 1998.

*10.14	The Stock Option Plan for Non-employee Directors, incorporated herein by reference to Exhibit 24.2 of the Registrant’s Registration Statement No. 333-54023, dated May 29, 1998.

*10.15	The Home Federal Savings and Loan Employee Stock Ownership Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71495, dated January 29, 1999.

*10.16	The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71497, dated February 1, 1999.

10.17	Agreement and Plan of Merger by and between the Registrant and Carolina First Bancshares, Inc. dated as of November 7, 1999, incorporated herein by reference to Appendix A of the Registrant’s Registration Statement No. 333-95003 filed January 20, 1999.

*10.18	Amended and Restated Employment Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.19	The First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-132033.

*10.20	The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.21	The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.22	The Carolina First BancShares, Inc. Amended 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.23	The Carolina First BancShares, Inc. 1999 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.24	Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.25	Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.26	Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III dated June 29, 2000, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.27	Carolina First BancShares, Inc. Amended and Restated Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.28	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 0-15829).

*10.29	First Charter Corporation Directors’ Option Deferral Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.30	Supplemental Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

10.31	Stockholder Protection Rights Agreement dated July 19, 2000 incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 21, 2000.

*10.32	Form of Award Agreement for Incentive Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.33	Form of Award Agreement for Nonqualified Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).

*10.34	Form of First Charter Corporation Incentive Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).

*10.35	Form of First Charter Corporation Nonqualified Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).

*10.36	Form of First Charter Corporation Restricted Stock Award Agreement for use under the Restricted Stock Award Program, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 8-K dated February 27, 2006.

*10. 37	Separation Agreement, dated February 1, 2005, by and between First Charter Corporation and Robert O. Bratton, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated February 1, 2005.

*10.38	Employment Agreement, dated April 13, 2005, by and between First Charter Corporation and Charles A. Caswell, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated April 13, 2005.

*10.39	Change in Control Agreement, dated April 13, 2005, by and between First Charter Corporation and Cecil O. Smith, Jr., incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated April 13, 2005.

*10.40	Change in Control Agreement, dated April 13, 2005, by and between First Charter Corporation and Stephen J. Antal, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated April 13, 2005.

*10.41	Transition Agreement and Release, dated April 27, 2005, by and between First Charter Corporation and Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated April 27, 2005.

*10. 42	Form of Performance Shares Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10. 1 of the Registrant’s Form 8-K dated February 27, 2006.

*10.43	Form of Restricted Stock Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated February 27, 2006.

11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

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

FIRST CHARTER CORPORATION (Registrant)
By:	/s/ Robert E. James, Jr.
Robert E. James, Jr., President and
Chief Executive Officer (Principal Executive Officer duly authorized to sign on behalf of the Registrant)

Date: March 14, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert E James, Jr.	President, Chief Executive Officer	March 14, 2006
(Robert E James, Jr.)	and Director (Principal Executive Officer)

/s/ James E. Burt, III	Chairman of the Board	March 14, 2006
(James E. Burt, III)	and Director

/s/ Michael R. Coltrane	Vice Chairman of the	March 14, 2006
(Michael R. Coltrane)	Board and Director

/s/ Charles A. Caswell	Executive Vice President	March 14, 2006
(Charles A. Caswell)	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Harold D. Alexander	Director	March 14, 2006
(Harold D. Alexander)

/s/ William R. Black	Director	March 14, 2006
(William R. Black)

/s/ Jerry A. Felts	Director	March 14, 2006
(Jerry A. Felts)

/s/ John J. Godbold, Jr.	Director	March 14, 2006
(John J. Godbold, Jr.)

/s/ Charles A. James	Director	March 14, 2006
(Charles A. James)

/s/ Walter H. Jones, Jr.	Director	March 14, 2006
(Walter H. Jones, Jr.)

Signature	Title	Date
/s/ Samuel C. King, Jr.	Director	March 14, 2006
(Samuel C. King, Jr.)

/s/ Jerry E. McGee	Director	March 14, 2006
(Jerry E. McGee)

/s/ Ellen L. Messinger	Director	March 14, 2006
(Ellen L. Messinger)

/s/ Hugh H. Morrison	Director	March 14, 2006
(Hugh H. Morrison)

/s/ Thomas R. Revels	Director	March 14, 2006
(Thomas R. Revels)

/s/ L. D. Warlick, Jr.	Director	March 14, 2006
(L. D. Warlick, Jr.)

/s/ William W. Waters	Director	March 14, 2006
(William W. Waters)

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).

3.2	Amended and Restated By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).

4.1	Indenture dated June 28, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 28, 2005.

4.2	Indenture dated September 29, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 0-15829).

*10.1	Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).

10.2	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60641, dated August 8, 1998.

*10.3	Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15829.)

*10.4	Amended and Restated Employment Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.5	Amended and Restated Employment Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.6	Amended and Restated Employment Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.7	Amended and Restated Supplemental Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.8	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.9	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.10	Change in Control Agreement dated November 16, 1994 for Robert G. Fox, Jr. incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-15829.)

*10.11	Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60949, dated July 10, 1995.

*10.12	The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-54019, dated May 29, 1998.

*10.13	The First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54021, dated May 29, 1998.

*10.14	The Stock Option Plan for Non-employee Directors, incorporated herein by reference to Exhibit 24.2 of the Registrant’s Registration Statement No. 333-54023, dated May 29, 1998.

*10.15	The Home Federal Savings and Loan Employee Stock Ownership Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71495, dated January 29, 1999.

*10.16	The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71497, dated February 1, 1999.

10.17	Agreement and Plan of Merger by and between the Registrant and Carolina First Bancshares, Inc. dated as of November 7, 1999, incorporated herein by reference to Appendix A of the Registrant’s Registration Statement No. 333-95003 filed January 20, 1999.

*10.18	Amended and Restated Employment Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.19	The First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-132033.

*10.20	The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.21	The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.22	The Carolina First BancShares, Inc. Amended 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.23	The Carolina First BancShares, Inc. 1999 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.24	Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.25	Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.26	Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III dated June 29, 2000, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.27	Carolina First BancShares, Inc. Amended and Restated Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

*10.28	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 0-15829).

*10.29	First Charter Corporation Directors’ Option Deferral Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

*10.30	Supplemental Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).

10.31	Stockholder Protection Rights Agreement dated July 19, 2000 incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 21, 2000.

*10.32	Form of Award Agreement for Incentive Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits
*10.33	Form of Award Agreement for Nonqualified Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).

*10.34	Form of First Charter Corporation Incentive Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).

*10.35	Form of First Charter Corporation Nonqualified Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).

*10.36	Form of First Charter Corporation Restricted Stock Award Agreement for use under the Restricted Stock Award Program, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 8-K dated February 27, 2006.

*10. 37	Separation Agreement, dated February 1, 2005, by and between First Charter Corporation and Robert O. Bratton, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated February 1, 2005.

*10.38	Employment Agreement, dated April 13, 2005, by and between First Charter Corporation and Charles A. Caswell, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated April 13, 2005.

*10.39	Change in Control Agreement, dated April 13, 2005, by and between First Charter Corporation and Cecil O. Smith, Jr., incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated April 13, 2005.

*10.40	Change in Control Agreement, dated April 13, 2005, by and between First Charter Corporation and Stephen J. Antal, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated April 13, 2005.

*10.41	Transition Agreement and Release, dated April 27, 2005, by and between First Charter Corporation and Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated April 27, 2005.

*10. 42	Form of Performance Shares Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10. 1 of the Registrant’s Form 8-K dated February 27, 2006.

*10.43	Form of Restricted Stock Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated February 27, 2006.

11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.

21.1	List of subsidiaries of the Registrant.

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