Form 10-Q
period 2006-03-31
FIRST CHARTER CORP /NC/
filed 2006-05-10
CIK 717306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     As of May 9, 2006 the Registrant had outstanding 31,083,364 shares of Common Stock, no par value.

First Charter Corporation
Form 10-Q for the Quarterly Period Ended March 31, 2006

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
First Charter Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
(Dollars in thousands, except share data)	(Unaudited)

Assets:
Cash and due from banks	$95,382	$119,080
Federal funds sold	2,706	2,474
Interest bearing bank deposits	3,745	3,998

Cash and cash equivalents	101,833	125,552

Securities available for sale (cost of $920,496 and $917,710; carrying amount of pledged collateral $588,258 and $557,132)	900,424	899,111
Loans held for sale	8,719	6,447

Loans	3,011,088	2,945,918
Less: Unearned income	(125)	(173)
Allowance for loan losses	(29,505)	(28,725)

Loans, net	2,981,458	2,917,020

Premises and equipment, net	107,298	106,773
Goodwill and other intangible assets	21,746	21,897
Other assets	161,878	155,620

Total assets	$4,283,356	$4,232,420

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$422,184	$429,758
Interest bearing	2,378,162	2,369,721

Total deposits	2,800,346	2,799,479

Federal funds purchased and securities sold under agreements to repurchase	261,599	312,283
Commercial paper and other short-term borrowings	199,342	198,432
Long-term debt	642,843	557,859
Other liabilities	45,599	40,772

Total liabilities	3,949,729	3,908,825

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 30,974,393 and 30,736,936 shares	138,363	133,408
Common stock held in Rabbi Trust for deferred compensation	(974)	(893)
Deferred compensation payable in common stock	974	893
Retained earnings	207,409	201,442
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale, net	(12,145)	(11,255)

Total shareholders’ equity	333,627	323,595

Total liabilities and shareholders’ equity	$4,283,356	$4,232,420

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31
(Dollars in thousands, except share and per share data)	2006	2005

Interest income:
Loans	$50,260	$36,446
Securities	9,311	14,784
Federal funds sold and interest bearing bank deposits	75	52

Total interest income	59,646	51,282

Interest expense:
Deposits	16,562	10,514
Federal funds purchased and securities sold under agreements to repurchase	2,807	1,327
Federal Home Loan Bank and other borrowings	8,187	8,867

Total interest expense	27,556	20,708

Net interest income	32,090	30,574
Provision for loan losses	1,519	1,900

Net interest income after provision for loan losses	30,571	28,674

Noninterest income:
Service charges on deposit accounts	6,698	6,236
Wealth management income	1,664	1,580
Loss on sale of securities	—	(49)
Gain (loss) from equity method investments	545	(58)
Mortgage services income	808	394
Brokerage services income	711	802
Insurance services income	4,290	3,512
Bank owned life insurance	827	827
Gain on sale of properties	81	529
ATM & debit card income	1,898	1,450
Other	719	591

Total noninterest income	18,241	15,814

Noninterest expense:
Salaries and employee benefits	17,693	15,569
Occupancy and equipment	4,770	4,381
Data processing	1,453	1,321
Marketing	1,288	1,080
Postage and supplies	1,231	1,208
Professional services	1,950	1,913
Telephone	579	528
Amortization of intangibles	150	131
Other	2,398	2,738

Total noninterest expense	31,512	28,869

Income before income taxes	17,300	15,619
Income tax expense	5,856	5,310

Net income	$11,444	$10,309

Net income per share:
Basic	$0.37	$0.34
Diluted	$0.37	$0.34
Weighted average shares:
Basic	30,859,461	30,234,683
Diluted	31,153,338	30,630,601
See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
	Common Stock		Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2005	30,736,936	$133,408	$(893)	$893	$201,442	$(11,255)	$323,595
Comprehensive loss:
Net income	—	—	—	—	11,444	—	11,444
Unrealized loss on securities available for sale, net	—	—	—	—	—	(890)	(890)

Total comprehensive loss							10,554
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(81)	—	—	—	(81)
Deferred compensation payable in common stock	—	—	—	81	—	—	81
Cash dividends declared	—	—	—	—	(5,477)	—	(5,477)
Stock options exercised and Dividend Reinvestment Plan stock issued	148,803	2,307	—	—	—	—	2,307
Restricted stock issued	88,654	2,118	—	—	—	—	2,118
Tax benefit from employees’ stock option and restricted stock plans	—	144	—	—	—	—	144
Stock-based compensation	—	386	—	—	—	—	386

Balance, March 31, 2006	30,974,393	$138,363	$(974)	$974	$207,409	$(12,145)	$333,627

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$11,444	$10,309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,519	1,900
Depreciation	2,344	2,352
Amortization of intangibles	150	131
Stock-based compensation expense	513	42
Premium amortization and discount accretion, net	284	591
Net loss on securities available for sale transactions	—	49
Net (gain) loss on sale of foreclosed assets	(18)	123
Write-downs on foreclosed assets	—	117
Net gain on sale of equipment	—	(21)
(Gain) loss from equity method investments	(545)	58
Net gain on sale property	(81)	(529)
Origination of mortgage loans held for sale	(38,833)	(27,666)
Proceeds from sale of mortgage loans held for sale	36,561	26,987
Change in cash surrender value of bank owned life insurance	(827)	(827)
Change in other assets	(1,283)	4,640
Change in other liabilities	4,771	(11,044)

Net cash provided by operating activities	15,999	7,212

Cash flows from investing activities:
Proceeds from sales of securities available for sale	10,037	157,897
Proceeds from maturities of securities available for sale	21,578	42,935
Purchase of securities available for sale	(34,684)	(7,228)
Net change in loans	(67,432)	(270,565)
Proceeds from sales of other real estate	546	443
Net purchases of premises and equipment	(2,869)	(3,382)

Net cash used in investing activities	(72,824)	(79,900)

Cash flows from financing activities:
Net change in demand, money market and savings accounts	32,354	6,521
Net change in certificates of deposit	(31,486)	86,342
Net change in federal funds purchased and securities sold under repurchase agreements	(50,684)	29,647
Net change in commerical paper and other short-term borrowings	910	87,478
Proceeds from issuance of long-term debt	84,984	(115,105)
Proceeds from issuance of common stock	1,932	2,881
Tax benefit from employees’ stock option and restricted stock plans	144	—
Dividends paid	(5,048)	(4,884)

Net cash provided by financing activities	33,106	92,880

Net change in cash and cash equivalents	(23,719)	20,192
Cash and cash equivalents at beginning of period	125,552	98,011

Cash and cash equivalents at end of period	$101,833	$118,203

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,051	$20,113
Income taxes	295	10,104
Supplemental disclosure of non-cash transactions:
Transfer of loans to other real estate	1,475	4,487
Unrealized loss on securities available for sale (net of tax effect of ($583) and ($7,144), respectively)	(890)	(10,850)
See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005
     First Charter Corporation (the “Corporation”) is a regional financial services company with assets of $4.3 billion and is the holding company for First Charter Bank. As of March 31, 2006, First Charter operated 58 financial centers, four insurance offices and 139 ATMs located throughout North Carolina. First Charter also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, mortgages and a broad array of employee benefit programs. The results of operations of the Bank constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation.
Note One — Accounting Policies
     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank, and variable interest entities (VIEs) where the Corporation is the primary beneficiary. In consolidation, all intercompany accounts and transactions have been eliminated.
     The information contained in the interim consolidated financial statements, excluding information as of the fiscal year ended December 31, 2005, is unaudited. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
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
     The significant accounting policies followed by the Corporation are presented on pages 59 to 67 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. With the exception of the Corporation’s policy regarding stock-based compensation adopted January 1, 2006, these policies have not materially changed from the disclosure in that report.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees”. The Corporation adopted SFAS No. 123(R) on January 1, 2006, with no material effect on its consolidated financial statements. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. If the vesting terms are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Corporation previously accounted for stock-based compensation under the provisions of APB No. 25. As permitted under SFAS No. 123(R), the Corporation adopted the “modified prospective” method on January 1, 2006. In accordance with the modified prospective method, compensation cost is recognized as a component of salary and employee benefits expense in the accompanying Consolidated Financial Statements beginning on January 1, 2006 (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remained unvested as of that date.

Note Two — Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the three months ended March 31, 2006 and 2005, respectively. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were issued.
     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months
	Ended March 31
	2006	2005

Basic weighted average number of common shares outstanding	30,859,461	30,234,683
Dilutive effect arising from potential common stock issuances	293,877	395,918

Diluted weighted average number of common shares outstanding	31,153,338	30,630,601

     The effects of outstanding antidilutive stock options are excluded from the computation of diluted net income per share. These amounts were 259,000 and 992,000 shares for the three months ended March 31, 2006 and 2005, respectively.
     Dividends declared by the Corporation were $0.19 per share for both the three months ended March 31, 2006 and 2005.
Note Three — Business Segment Information
     The Corporation operates one reportable segment, the Bank, the Corporation’s primary banking subsidiary. The Bank provides businesses and individuals with commercial, consumer and mortgage loans, deposit banking services, brokerage services, insurance products, and comprehensive financial planning solutions to individual and commercial clients. The results of the Bank’s operations constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation. Intercompany transactions and the parent company’s revenues, expenses, assets (including cash, investment securities and investments in venture capital limited partnerships), and liabilities (including commercial paper and subordinated debentures) are included in the “Other” category.
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

     Information regarding the reportable segment’s separate results of operations and segment assets for the three months ended March 31, 2006 and 2005, is provided in the following tables:

Three Months Ended March 31, 2006
(Dollars in thousands)	The Bank	Other	Eliminations	Totals

Total interest income	$59,628	$18	$—	$59,646
Total interest expense	26,476	1,080	—	27,556

Net interest income (loss)	33,152	(1,062)	—	32,090
Provision for loan losses	1,519	—	—	1,519
Total noninterest income	18,153	88	—	18,241
Total noninterest expense	31,449	63	—	31,512

Net income (loss) before income taxes	18,337	(1,037)	—	17,300
Income taxes expense (benefit)	6,207	(351)	—	5,856

Net income (loss)	$12,130	$(686)	$—	$11,444

Total loans held for sale and loans, net	$2,990,177	$—	$—	$2,990,177
Total assets	4,264,850	421,395	(402,889)	4,283,356

Three Months Ended March 31, 2005
(Dollars in thousands)	The Bank	Other	Eliminations	Totals

Total interest income	$51,265	$17	$—	$51,282
Total interest expense	20,466	242	—	20,708

Net interest income (loss)	30,799	(225)	—	30,574
Provision for loan losses	1,900	—	—	1,900
Total noninterest income	15,831	(17)	—	15,814
Total noninterest expense	28,819	50	—	28,869

Net income (loss) before income taxes	15,911	(292)	—	15,619
Income taxes expense (benefit)	5,409	(99)	—	5,310

Net income (loss)	$10,502	$(193)	$—	$10,309

Total loans held for sale and loans, net	$2,682,713	$—	$—	$2,682,713
Total assets	4,495,572	380,744	(363,262)	4,513,053
Note Four — Goodwill and Other Intangible Assets
     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of March 31, 2006 and December 31, 2005:

	March 31,			December 31,
	2006			2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Noncompete agreements	$1,037	$987	$50	$1,037	$979	$58
Customer lists	2,676	1,125	1,551	2,676	998	1,678
Other intangibles (1)	379	144	235	379	128	251

Total	$4,092	$2,256	$1,836	$4,092	$2,105	$1,987

Unamortized intangible assets:
Goodwill	$19,910	$—	$19,910	$19,910	$—	$19,910

(1)	Other intangibles include trade name and proprietary software.
     Amortization expense totaled $150 thousand and $131 thousand for the three months ended March 31, 2006 and 2005, respectively.

     The following table presents the estimated amortization expense for intangible assets:

	Noncompete	Customer	Other
(Dollars in thousands)	Agreements	Lists	Intangibles	Total

April — December 2006	$22	$347	$45	$414
2007	28	386	54	468
2008	—	298	46	344
2009	—	210	36	246
2010	—	125	27	152
2011 and after	—	185	27	212

Total	$50	$1,551	$235	$1,836

Note Five — Comprehensive Income
     Comprehensive Income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income.
     The following table presents the components of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2006			2005
	Pre-Tax	Tax	After Tax	Pre-Tax	Tax	After Tax
(Dollars in thousands)	Amount	Effect	Amount	Amount	Effect	Amount

Comprehensive income:
Net income	$17,300	$5,856	$11,444	$15,619	$5,310	$10,309

Other comprehensive loss:
Unrealized losses on securities:
Unrealized losses arising during period	(1,473)	(583)	(890)	(18,043)	(7,163)	(10,880)
Less: Reclassification for realized (losses) gains	—	—	—	(49)	(19)	(30)

Unrealized losses, net of reclassification	$(1,473)	$(583)	$(890)	$(17,994)	$(7,144)	$(10,850)

Total comprehensive income (loss)	$15,827	$5,273	$10,554	$(2,375)	$(1,834)	$(541)

Note Six — Securities Available-for-Sale
     Securities available-for-sale are summarized as follows:

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$14,931	$—	$51	$14,880
US government agency obligations	327,429	—	7,250	320,179
Mortgage-backed securities	419,886	266	13,871	406,281
State, county, and municipal obligations	104,180	953	445	104,688
Equity securities	49,070	337	—	49,407
Other	5,000	—	11	4,989

Total	$920,496	$1,556	$21,628	$900,424

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$14,905	$—	$27	$14,878
US government agency obligations	327,418	21	7,032	320,407
Mortgage-backed securities	417,891	335	12,776	405,450
State, county, and municipal obligations	108,298	1,125	427	108,996
Equity securities	44,198	188	—	44,386
Other	5,000	—	6	4,994

Total	$917,710	$1,669	$20,268	$899,111

     Equity securities include Bank-owned stock in the Federal Home Loan Bank of Atlanta (FHLB) and Federal Reserve Bank. The cost basis (par value) in FHLB stock was $42.5 million and $37.5 million at March 31, 2006 and December 31, 2005, respectively, and the cost basis of Federal Reserve Bank stock was $5.6 million at both March 31, 2006 and December 31, 2005.
     For the Corporation’s securities designated as temporarily impaired on March 31, 2006 the following table reflects the fair values and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.
As of March 31, 2006

	Less than 12 months		12 months or longer		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

US government obligations	$14,880	$(51)	$—	$—	$14,880	$(51)
US government agency obligations	15,999	(10)	304,180	(7,241)	320,179	(7,251)
Mortgage-backed securities	114,626	(2,220)	269,698	(11,650)	384,324	(13,870)
State, county and muncipal obligations	8,358	(99)	11,075	(346)	19,433	(445)
Other	4,989	(11)	—	—	4,989	(11)

Total temporarily impaired securities	$158,852	$(2,391)	$584,953	$(19,237)	$743,805	$(21,628)

     The unrealized losses associated with these securities were not considered to be other-than-temporary, because they were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or the issuer. In addition, of the $280.8 million of mortgage-backed securities and municipal investments that have been in an unrealized loss position for longer than one year, $277.8 million have an external credit rating of AAA by Standard & Poors and $3.0 million have a credit rating of AA. The remaining investments that have been in an unrealized loss position for longer than one year are US government obligations issued by the U.S. Treasury. At March 31, 2006, the Corporation had the ability and the intent to hold these investments to recovery of fair market value.

Note Seven — Loans and Allowance for Loan Losses
     Loans are categorized as follows:

	March 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$820,318	27.2%	$780,597	26.5%
Commercial non real estate	213,338	7.1	233,409	7.9
Construction	583,288	19.4	517,392	17.6
Mortgage	565,166	18.8	573,007	19.4
Consumer	355,636	11.8	358,592	12.2
Home equity	473,342	15.7	482,921	16.4

Total loans	$3,011,088	100.0%	$2,945,918	100.0%

     The following is a summary of the changes in the allowance for loan losses:

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005

Balance, January 1	$28,725	$26,872

Provision for loan losses	1,519	1,900
Charge-offs	(1,229)	(1,918)
Recoveries	490	629

Net charge-offs	(739)	(1,289)

Balance, March 31	$29,505	$27,483

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest at the dates indicated.

	March 31	December 31
(Dollars in thousands)	2006	2005

Nonaccrual loans	$9,211	$10,811
Other real estate owned	6,072	5,124

Total nonperforming assets	15,283	15,935

Loans 90 days or more past due and still accruing	—	—

Total nonperforming assets and loans 90 days or more past due and still accruing	$15,283	$15,935

     At March 31, 2006, the recorded investment in individually impaired loans was $2.1 million, all of which were on nonaccrual status. The related allowance for loan losses on these loans was $0.5 million. At December 31, 2005, the recorded investment in individually impaired loans was $8.2 million, of which $4.3 million were on nonaccrual status and had specific reserves of $0.6 million and $3.9 million were accruing and had specific reserves of $0.7 million.
     The average recorded investment in individually impaired loans for the three months ended March 31, 2006 and 2005 was $2.4 million and $12.0 million, respectively.

Note Eight — Stock-Based Compensation
     First Charter Comprehensive Stock Option Plan. Under the terms of the First Charter Corporation Comprehensive Stock Option Plan (the “Comprehensive Stock Option Plan”), stock options (which can be incentive stock options or non-qualified stock options) may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Plan generally are determined by the Compensation Committee of the Board of Directors of the Corporation (the “Compensation Committee”). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. Under the Comprehensive Stock Option Plan, 480,000 shares of common stock are reserved for issuance. During the three months ended March 31, 2006, no shares were issued under this plan.
     First Charter Corporation Stock Option Plan for Non-Employee Directors. In April 1997, the shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally are determined by the Compensation Committee. The exercise price for each option granted, however, is the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan. During the three months ended March 31, 2006, no shares were issued under this plan.
     2000 Omnibus Stock Option and Award Plan. In June 2000, the shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (the “2000 Omnibus Plan”). Under the 2000 Omnibus Plan, 2,000,000 shares of common stock were originally reserved for issuance. In April of 2005, the shareholders approved an amendment to the 2000 Omnibus Plan, authorizing an additional 1,500,000 shares for issuance, for a total of 3,500,000 shares. The 2000 Omnibus Plan permits the granting of stock options and nonvested shares to Directors and key employees. Stock options are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant; those stock option awards generally vest ratably over five years and have a 10-year contractual term. Nonvested shares are generally granted at a value equal to the market price of the Corporation’s common stock at the date of grant and vesting is based on either service or performance conditions. Service-based nonvested shares generally vest over three years. Performance-based nonvested shares are earned over three years upon meeting various performance goals as approved by the Compensation Committee, including cash return on equity and targeted charge-off levels and earnings per share growth as measured against a group of selected peer companies. During the three months ended March 31, 2006, 69,250 stock options, 15,000 service-based nonvested shares and 58,500 performance-based nonvested shares were issued under this plan.
     Restricted Stock Award Program. In April 1995, the shareholders approved the First Charter Corporation Restricted Stock Award Program (the “Restricted Stock Plan”). Awards of restricted stock (nonvested shares) may be made under the Restricted Stock Plan at the discretion of the Compensation Committee to key employees. Nonvested shares are granted at a value equal to the market price of the Corporation’s common stock at the date of grant and vest based on either three or five years of service. A maximum of 360,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. During the three months ended March 31, 2006, 74,549 service-based nonvested shares were issued under this plan.
     Stock-based compensation costs totaled $513,000 for the three months ended March 31, 2006, which consisted of $279,000 related to stock options, $107,000 related to performance-based nonvested shares and $127,000 related to service-based nonvested shares.

     The fair value of each stock option award is estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Dividend yield	3.21%	3.16%
Risk free interest rate	4.72%	3.87%
Expected lives	8 years	7 years
Volatility	25%	26%
     The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Company’s stock.
     Pro forma net income as if the fair value based method had been applied to all awards is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2006	2005
Net income, as reported	$11,444	$10,309
Total stock-based employee compensation expense included in the determination of reported net income	446	26
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect of $67 and $43, respectively	(446)	(621)

Pro forma net income	$11,444	$9,714

Net income per share:
Basic-as reported	$0.37	$0.34

Basic-pro forma	$0.37	$0.32

Diluted-as reported	$0.37	$0.34

Diluted-pro forma	$0.37	$0.32

     The following is a summary of stock option activity under the Comprehensive Plan, the Director Plan and the 2000 Omnibus Plan during the period:

	2006
		Weighted	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		(Option)	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at January 1	2,638,058	$21.09
Granted	69,250	23.68
Exercised	(115,250)	16.52		883,380
Forfeited	(23,567)	21.56
Expired	(7,400)	24.66

Outstanding at March 31	2,561,091	21.35	4.54	6,699,388

Options exercisable at March 31	1,945,326	21.11	3.34	5,724,719

Weighted-average Black-Scholes fair value of options granted during the year		$5.85

     The weighted-average Black-Scholes fair value of options granted during the three months ended March 31, 2005 was $5.53 and the aggregate intrinsic value of options exercised was $1.4 million.

     The following table presents the status and changes of nonvested shares in the Restricted Stock Plan and the Omnibus Plan:

	Service-Based		Performance-Based
		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price

Outstanding at December 31, 2005	32,647	$22.9724	—	$—

Granted	89,549	23.6600	58,500	23.6600
Vested	—	—	—	—
Forfeited	(895)	22.3400	—	—

Outstanding at March 31, 2006	121,301	$23.4847	58,500	$23.6600

     As of March 31, 2006, there were $2.4 million of total unrecognized compensation costs related to service-based nonvested share-based compensation arrangements granted under the Restricted Stock Plan and the Omnibus Plan and is expected to be recognized over a weighted-average period of 2.5 years.
     As of March 31, 2006, there were $1.2 million of total unrecognized compensation costs related to performance-based nonvested share-based compensation arrangements granted under the Omnibus Plan and is expected to be recognized over a weighted-average period of 2.8 years.
Note Nine — Commitments, Contingencies and Off-Balance Sheet Risk
     Commitments and Off-Balance Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at March 31, 2006 of standby letters of credit issued or modified during the three months ended March 31, 2006 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.
     The Corporation’s exposure to credit risk was as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005

Lines of Credit	$458,556	$441,855
Standby Letters of Credit	16,030	15,600
Loan Commitments	679,218	668,356

Total Commitments	$1,153,804	$1,125,811

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

     The Corporation is currently under examination by the North Carolina Department of Revenue for 1999 and 2000 and is subject to examination for subsequent tax years. The Corporation received a proposed assessment for tax and interest of $3.6 million that the Corporation is appealing. The Corporation’s maximum exposure for tax and interest related to this assessment in excess of the current reserve is approximately $1.5 million, net of tax. The ultimate tax implications for 1999 and 2000 may impact tax years beyond 2000. Management believes there will be no material impact on the consolidated results of operations as a result of this examination.
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
     Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements, and which may be beyond the Corporation’s control, include, among others, the following possibilities: (1) projected results in connection with management’s implementation of, or changes in, the Corporation’s business plan and strategic initiatives, including the recent balance sheet initiatives, are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions, including deposit attrition, customer retention and revenue loss, or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment, or interest rate policies of the Board of Governors of the Federal Reserve System, may reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) legislation or regulatory requirements or changes thereto, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (9) regulatory compliance cost increases are greater than expected; (10) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation; (11) the Corporation’s competitors may have greater financial resources and may develop products that enable them to compete more successfully in the markets in which it operates; and (12) changes in the securities markets, including changes in interest rates, may adversely affect the Corporation’s ability to raise capital from time to time.
Overview
     First Charter Corporation is a regional financial services company with assets of $4.3 billion and is the holding company for First Charter Bank. As of March 31, 2006, First Charter operated 58 financial centers, four insurance offices and 139 ATMs located throughout North Carolina. First Charter also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, mortgages and a broad array of employee benefit programs.
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
First Quarter 2006 Highlights
     The Corporation’s first quarter 2006 net income was $11.4 million, an increase of 11 percent from a year ago. Earnings per share increased to $0.37 from $0.34 per fully diluted share a year ago. Total revenues increased 9 percent to $50.3 million, compared to $46.4 million a year ago. The increase was driven by two factors. First, net interest income on a taxable-equivalent basis increased $1.5 million to $32.7 million as the net interest margin improved 34 basis points. The improvement in net interest income and the margin was largely attributable to First Charter’s balance sheet repositioning initiatives executed in the fourth quarter of 2005. Second, noninterest income increased $2.4 million or 15 percent due to higher insurance, mortgage and deposit revenues. Loan growth was strong as average balances increased $394.0 million or 15 percent compared to a year ago. Loan growth includes $73.3 million in average balances attributable to first quarter 2005 mortgage loan purchases. Credit quality continues to be very strong with net charge-offs only 0.10 percent of average total loans in the first quarter of 2006. The Corporation also continued with its growth strategy by opening three additional full-service financial centers and three ATMs in the Raleigh area.
The Community Banking Model
     First Charter follows a community banking model. The community banking model is focused on delivering our clients with a broad array of financial products and solutions, delivered with exceptional service and convenience at a fair price. It emphasizes local market decision making and management whenever possible. Management believes this model works well against both larger competitors that may have less flexibility, as well as local competition that may not have the array of products and services that First Charter can offer. First Charter competes against three of the largest banks in the country as well as other local banks, savings and loan associations, credit unions and finance companies. Management believes that by focusing on core values, striving to expand our clients expectations, being an employer of choice and providing exceptional value to shareholders, First Charter can achieve the profitability and growth goals it has set for itself.
     Please refer to First Charter’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information with respect to the Corporation’s recent accomplishments and significant challenges.

Table One
Selected Financial Data

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share amounts)	2006	2005	2005	2005	2005

Income statement
Total interest income	$59,646	$58,639	$59,080	$55,604	$51,282
Total interest expense	27,556	26,710	27,990	24,314	20,708

Net interest income	32,090	31,929	31,090	31,290	30,574
Provision for loan losses	1,519	1,795	2,770	2,878	1,900
Total noninterest income	18,241	39	17,043	17,317	15,814
Total noninterest expense	31,512	44,046	28,943	29,364	28,869

Net income (loss) before income taxes	17,300	(13,873)	16,420	16,365	15,619
Income tax expense (benefit)	5,856	(5,543)	4,368	5,085	5,310

Net income (loss)	$11,444	$(8,330)	$12,052	$11,280	$10,309

Per share data:
Basic net income (loss)	$0.37	$(0.27)	$0.39	$0.37	$0.34
Diluted net income (loss)	0.37	(0.27)	0.39	0.37	0.34
Cash dividends declared	0.190	0.190	0.190	0.190	0.190
Period-end book value	10.77	10.53	10.82	10.73	10.31
Average shares outstanding — basic	30,859,461	30,678,743	30,575,440	30,409,307	30,234,683
Average shares outstanding — diluted	31,153,338	30,678,743	30,891,887	30,679,636	30,630,601
Ratios
Return on average shareholders’ equity (1)	14.12%	(10.21)%	14.57%	14.12%	13.21%
Return on average assets (1)	1.10	(0.77)	1.02	1.00	0.94
Net interest margin (1)	3.40	3.27	2.92	3.03	3.06
Average loans to average deposits	105.75	103.30	103.30	103.68	97.04
Average equity to average assets	7.82	7.52	7.03	7.05	7.13
Efficiency ratio (2)	61.89	59.90	59.44	59.70	61.41
Selected period end balances
Securities available for sale	$900,424	$899,111	$1,374,163	$1,412,885	$1,440,494
Loans held for sale	8,719	6,447	7,309	8,159	6,006
Loans, net	2,981,458	2,917,020	2,900,357	2,829,127	2,676,707
Allowance for loan losses	29,505	28,725	29,788	29,032	27,483
Total assets	4,283,356	4,232,420	4,699,722	4,633,236	4,513,053
Total deposits	2,800,346	2,799,479	2,872,993	2,751,385	2,702,708
Borrowings	1,103,784	1,068,573	1,438,388	1,503,322	1,451,756
Total liabilities	3,949,729	3,908,824	4,368,677	4,305,538	4,200,799
Total shareholders’ equity	333,627	323,596	331,045	327,698	312,254
Selected average balances
Loans and loans held for sale	2,945,908	2,932,195	2,904,954	2,788,438	2,551,876
Earning Assets (3)	3,868,519	3,969,620	4,331,780	4,236,232	4,122,175
Total assets	4,203,273	4,303,821	4,665,301	4,543,846	4,439,768
Total deposits	2,785,632	2,838,566	2,812,165	2,689,390	2,629,795
Borrowings	1,049,529	1,099,350	1,471,482	1,491,636	1,443,909
Total shareholders’ equity	328,763	323,753	328,115	320,412	316,476

(1)	Annualized

(2)	Noninterest expense less debt extinguishment expense and derivative termination costs divided by the sum of taxable equivalent net interest income plus noninterest income less (loss) gain on sale of securities.

(3)	The amounts in 2005 have been adjusted to correct the average balances presented in Table Six of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Estimates and Policies
     The Corporation’s significant accounting policies are described in Note One of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, on pages 57 to 69, as supplemented in this report with respect to the Corporation’s recently adopted stock-based compensation policy. These policies are essential in understanding management’s discussion and analysis of financial condition and results of operations. Some of the Corporation’s accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment with respect to their application to complicated transactions to determine the most appropriate treatment.
     The Corporation has identified three accounting policies as being critical in terms of judgments and the extent to which estimates are used: allowance for loan losses, tax contingencies and derivative instruments. In many cases, there are numerous alternative judgments that could be used in the process of estimating values of assets or liabilities. Where alternatives exist, the Corporation has used the factors that it believes represent the most reasonable value in developing the inputs for the valuation. Actual performance that differs from the Corporation’s estimates of the key variables could impact net income. For more information on the Corporation’s critical accounting policies, refer to pages 26 to 29 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
Earnings Performance
Net Interest Income and Margin
     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three months ended March 31, 2006 and 2005 is presented in Table Two. Net interest income on a taxable-equivalent basis (“FTE”) is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the three months ended March 31, 2006 and 2005 are analyzed in Table Three.
     For the three months ended March 31, 2006, net interest income on a FTE basis amounted to $32.7 million, an increase of approximately 5 percent from $31.1 million for the three months ended March 31, 2005. The increase was primarily due to a $394.0 million increase in average loan balances, an increase in the percentage of earning assets funded by low-cost core deposits (money market, demand and savings accounts) and the balance sheet repositioning which occurred in late October 2005.
     The net interest margin (tax-adjusted net interest income divided by average interest-earning assets) increased 34 basis points to 3.40 percent for the three months ended March 31, 2006, compared to 3.06 percent in the same 2005 period. The improvements were primarily the result of the previously disclosed October 2005 balance sheet repositioning and improved pricing discipline.
     The increase in earning asset yields of 121 basis points was driven by two factors. First, loan yields increased 111 basis points to 6.91 percent and securities yields increased 39 basis points to 4.31 percent. Second, the percentage of higher yielding assets improved as a result of the balance sheet repositioning. The percentage of investment securities to total earning assets was reduced from 35 percent to 23 percent. Interest earning asset average balances decreased $253.7 million to $3.87 billion at March 31, 2006 compared to $4.12 billion for the same 2005 period. The decrease was primarily due to the balance sheet repositioning which resulted in a $646.1 million decline in average securities balances. This was partially offset by $394.0 million growth in the Corporation’s loan average balances compared to March 31, 2005. Loan balances increased, in part, due to the purchase of whole loan ARMs during the first quarter of 2005, which contributed $73.3 million to the increase in average balances.

     The cost of interest bearing liabilities increased 102 basis points compared to the first quarter of 2005. This was comprised of a 94 basis point increase in interest bearing deposit costs to 2.83 percent while other borrowing costs increased 143 basis points to 4.25 percent. Interest-bearing liability average balances decreased $278.4 million compared to March 31, 2005. The decrease was primarily due to the balance sheet repositioning which resulted in a $394.4 million decline in other borrowings average balances. This decline in interest bearing liabilities average balances was partially offset by a $155.8 million increase in interest-bearing deposit average balances compared to March 31, 2005, driven by a $103.6 million increase in money market average balances.
     The following table compares interest income and yields for interest earning asset average balances and interest expense and rates paid on interest bearing liability average balances for the three months ended March 31, 2006 and 2005. In addition, the table includes the net interest margin.
Table Two
Average Balances and Net Interest Income Analysis

	First Quarter 2006			First Quarter 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense	Paid(5)

Interest earning assets:
Loans and loans held for sale (1) (2) (3)	$2,945,908	$50,306	6.91%	$2,551,876	$36,499	5.80%
Securities — taxable	808,399	8,308	4.11	1,448,157	13,813	3.82
Securities — nontaxable	106,361	1,544	5.81	112,717	1,493	5.30
Federal funds sold	3,223	36	4.53	1,528	9	2.43
Interest bearing bank deposits	4,628	39	3.42	7,897	43	2.20

Total earning assets (4)	3,868,519	60,233	6.29	4,122,175	51,857	5.08

Cash and due from banks	97,893			93,505
Other assets	236,861			224,088

Total assets	$4,203,273			$4,439,768

Interest bearing liabilities:
Demand deposits	931,780	4,298	1.87	807,835	1,536	0.77
Savings deposits	120,096	64	0.22	123,221	70	0.23
Other time deposits	1,321,036	12,200	3.75	1,325,878	8,908	2.72
Other borrowings	1,049,529	10,994	4.25	1,443,909	10,194	2.82

Total interest bearing liabilities	3,422,441	27,556	3.27	3,700,843	20,708	2.25

Noninterest bearing sources:
Noninterest bearing deposits	412,720			372,861
Other liabilities	39,349			49,588
Shareholders’ equity	328,763			316,476

Total liabilities and shareholders’ equity	$4,203,273			$4,439,768

Net interest spread			3.02			2.83
Impact of noninterest bearing sources			0.38			0.23

Net interest income/ yield on earning assets		$32,677	3.40%		$31,149	3.06%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes loan fees and amortization of deferred loan fees of approximately $745 and $467 for the first quarter of 2006 and 2005, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent, applicable state taxes for the first quarter of 2006 and 2005. The adjustments made to convert to a taxable-equivalent basis were $587 and $575 for the first quarter of 2006 and 2005, respectively.

(5)	Annualized

     Changes in net interest income for the three months ended March 31, 2006 and March 31, 2005 are as follows:
Table Three
Volume and Rate Variance Analysis

	Three Months Ended
	March 31, 2006 versus March 31, 2005
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume (1)
	2006			2005
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale (2)	$50,306	$7,624	$6,183	$36,499
Securities — taxable	8,308	834	(6,339)	13,813
Securities — nontaxable (2)	1,544	139	(88)	1,493
Federal funds sold	36	11	16	9
Interest bearing bank deposits	39	19	(23)	43

Total interest income	$60,233	$8,627	$(251)	$51,857

Interest expense:
Demand deposits	$4,298	$2,359	$403	$1,536
Savings deposits	64	(4)	(2)	70
Other time deposits	12,200	3,331	(39)	8,908
Other borrowings	10,994	4,257	(3,457)	10,194

Total interest expense	27,556	9,943	(3,095)	20,708

Net interest income	$32,677	$(1,316)	$2,844	$31,149

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.
Noninterest Income
     The major components of noninterest income are derived from service charges on deposit accounts, mortgage, brokerage, insurance and wealth management. In addition, the Corporation realizes securities gains and losses, gains and losses from transactions involving bank owned property and income from its BOLI policies.
     Noninterest income increased $2.4 million, or 15 percent, to $18.2 million for the three months ended March 31, 2006 compared to the same period in 2005. This improvement was primarily due to a $0.8 million increase in insurance revenues resulting from the early receipt of revenue traditionally received in the second quarter, a $0.5 million increase in service charges resulting from increased NSF volume and a $0.5 million increase in ATM, debit card and merchant income as a result of increased transaction volume. Mortgage loan fees increased $0.4 million as the Corporation sold a majority of its current mortgage loan production, in contrast to the 2005 first quarter. In addition, the Corporation realized gains of $0.5 million in its SBIC/Venture Capital portfolio, compared to a loss of $0.1 million in the first quarter of 2005. Property sale gains of $0.1 million were recognized in the first quarter of 2006 compared to $0.6 million in the first quarter of 2005.

     The following table compares noninterest income for the periods indicated.
Table Four
Noninterest Income

	Three Months
	Ended March 31		Increase/(Decrease)
(Dollars in thousands)	2006	2005	Amount	Percent

Service charges on deposit accounts	$6,698	$6,236	$462	7.4%
Wealth management income	1,664	1,580	84	5.3
Loss on sale of securities	—	(49)	49	N/A
Gain (loss) from equity method investments	545	(58)	603	1,039.7
Mortgage services income	808	394	414	105.1
Brokerage services income	711	802	(91)	(11.3)
Insurance services income	4,290	3,512	778	22.2
Bank owned life insurance	827	827	—	—
Gain on sale of property	81	529	(448)	(84.7)
ATM & debit card income	1,898	1,450	448	30.9
Other	719	591	128	21.7

Total noninterest income	$18,241	$15,814	$2,427	15.3%

Noninterest Expense
     Noninterest expense is primarily comprised of operating expenses for the Corporation. The major components are salaries and employee benefits, occupancy and equipment, professional fees and other operating expenses.
     Noninterest expense increased $2.6 million to $31.5 million compared to the first quarter of 2005. Of this, $1.3 million is attributable to expenses related to the Corporation’s Raleigh investments and a recent de novo financial center in Charlotte.
     Salaries and employee benefits increased $2.1 million compared to the first quarter of 2005, of which $0.8 million is due to additional personnel related to the Raleigh market expansion and the Charlotte de novo branch. Expenses associated with equity-based compensation (SFAS No. 123(R)) totaled $0.5 million, while increased commission-based compensation and higher medical costs contributed $0.4 million and $0.1 million, respectively, toward the increase. In addition, occupancy and equipment increased $0.4 million due to additional financial center lease and depreciation expenses, of which $0.3 million was related to additional financial centers in Raleigh and Charlotte.
     Marketing costs increased $0.2 million over the first quarter of 2005 primarily due to the Raleigh market entry and other initiatives.
     The following table compares noninterest expense for the periods indicated.
Table Five
Noninterest Expense

	Three Months
	Ended March 31		Increase/(Decrease)
(Dollars in thousands)	2006	2005	Amount	Percent

Salaries and employee benefits	$17,693	$15,569	$2,124	13.6%
Occupancy and equipment	4,770	4,381	389	8.9
Data processing	1,453	1,321	132	10.0
Marketing	1,288	1,080	208	19.3
Postage and supplies	1,231	1,208	23	1.9
Professional services	1,950	1,913	37	1.9
Amortization of intangibles	150	131	19	14.5
Telephone	579	528	51	9.7
Other	2,398	2,738	(340)	(12.4)

Total noninterest expense	$31,512	$28,869	$2,643	9.2%

Income Tax Expense
     Income tax expense for the three months ended March 31, 2006 was $5.9 million for an effective tax rate of 33.9 percent, compared to $5.3 million representing an effective tax rate of 34.0 percent for the same period of 2005.
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
     The fair value of the securities portfolio is determined by various third party sources. Valuations are determined as of a date within close proximity to the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.
     At March 31, 2006, securities available-for-sale were $900.4 million or 22.9 percent of total earning assets, compared to $899.1 million or 23.3 percent of total earning assets at December 31, 2005. Pre-tax unrealized net losses on securities available-for-sale were $20.1 million at March 31, 2006, compared to pre-tax unrealized net losses of $18.6 million at December 31, 2005. To mitigate the risk of unrealized losses increasing due to rising interest rates, the Corporation’s current investment strategy focuses on holding shorter duration securities with more predictable cash flows in a variety of interest rate scenarios. This will allow the Corporation to reinvest the cash flows of the portfolio into higher rate securities or fund loan growth in a rising interest rate environment. The weighted average duration of the portfolio was 2.3 years at March 31, 2006 compared to 2.5 years at December 31, 2005.
Loan Portfolio
     The Corporation’s loan portfolio consists of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the tenor can range out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of commercial real estate, commercial non real estate and construction loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. This program enables the Corporation to diversify both its geographic and its total exposure risk.
     Gross loans increased $65.2 million, or 9 percent annualized, to $3.01 billion at March 31, 2006 compared to $2.95 billion at December 31, 2005. The growth was driven by construction and commercial real estate loans which increased $65.9 million and $39.7 million, respectively. Mortgage loans declined $7.8 million due, in part, to normal loan amortization and the Corporation’s strategy of selling most of its new mortgage production in the secondary market. Home equity loans declined $9.6 million partly as a result of customers refinancing adjustable rate home equity loans into fixed rate first mortgage loans. Commercial non real estate loans declined $20.1 million and consumer loans declined $3.0 million. In late 2005 and early 2006, the Corporation expanded into the Raleigh, North Carolina market with four de novo financial centers. On March 31, 2006 First Charter had $42.1 million in loans balances from the Raleigh market.

     The table below summarizes loans in the classifications indicated.
Table Six
Loan Portfolio Composition

	March 31,	%	December 31,	%
(Dollars in thousands)	2006	of Total Loans	2005	of Total Loans

Commercial real estate	$820,318	27.2%	$780,597	26.5%
Commercial non real estate	213,338	7.1	233,409	7.9
Construction	583,288	19.4	517,392	17.6
Mortgage	565,166	18.8	573,007	19.4
Consumer	355,636	11.8	358,592	12.2
Home equity	473,342	15.7	482,921	16.4

Total loans	3,011,088	100.0	2,945,918	100.0

Less — allowance for loan losses	(29,505)	(1.0)	(28,725)	(1.0)
Unearned income	(125)	(0.0)	(173)	(0.0)

Loans, net	$2,981,458	99.0%	$2,917,020	99.0%

Deposits
     Deposits totaled $2.80 billion at March 31, 2006, a slight increase from December 31, 2005. The growth in deposits was primarily focused in lower-cost core deposits. Period-end core deposits increased $32.4 million to $1.5 billion at March 31, 2006. Retail certificates of deposit (“CDs”) declined $38.8 million from December 31, 2005 to $877.8 million due in large part to maturing municipal CDs which the Corporation elected not to bid on at unprofitable levels. The Corporation utilizes brokered CDs, which increased $7.3 million to $412.5 million, as an alternative source of cost-effective funding.
Other Borrowings
     Other borrowings consist of Federal Funds purchased, securities sold under agreements to repurchase, commercial paper and other short-term borrowings, and long-term borrowings. At March 31, 2006, the Bank had available federal funds lines totaling $100.0 million with $12.5 million outstanding compared to $25.0 million outstanding at December 31, 2005. Securities sold under agreements to repurchase totaled $249.1 million at March 31, 2006 compared to $287.3 million at December 31, 2005.
     The Corporation issues commercial paper as another source of short-term funding. Commercial paper outstanding at March 31, 2006 was $24.3 million compared to $58.4 million at December 31, 2005.
     Other short-term borrowings include FHLB borrowings with an original maturity of one year or less. During the first quarter of 2006, short-term FHLB borrowings increased $35 million to $175.0 million, as rates were lower than other wholesale funding sources.
     Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At March 31, 2006, the Bank had $581.0 million of long-term FHLB borrowings compared to $496.0 million at December 31, 2005. In addition, the Corporation had $61.9 million of subordinated debentures at both March 31, 2006 and December 31, 2005.

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
     Loan Administration and Underwriting
     The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships less than $750,000 may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750,000. The exceptions to this include City Executives (senior loan officers) who are authorized to approve relationships up to $1.0 million. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Risk Officer and the Credit Risk Management Committee comprised of executive and senior management. In addition, commitments over $10.0 million are reviewed by the Board of Directors Loan Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. As of March 31, 2006, the Corporation had a legal lending limit of $58.8 million and a general target lending limit of $10.0 million per relationship.
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
     At March 31, 2006, the substantial majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate portfolio, represents loans to borrowers within the Charlotte and Raleigh

Metro regions. The diversity of the Charlotte and Raleigh Metro regions’ economic base tends to provide a stable lending environment; however, an economic downturn in the Corporation’s primary market area could adversely affect its business. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.
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
Derivatives
     The Corporation enters into interest rate swap agreements or other derivative transactions as business conditions warrant. As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. As a result, the Corporation extinguished $222 million in debt and terminated the related interest rate swaps. As of March 31, 2006 and December 31, 2005, the Corporation had no interest rate swap agreements or other derivative transactions outstanding.
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
     Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor, as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. As of March 31, 2006, no loans were 90 days or more past due and still accruing interest.
     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.
Table Seven
Nonperforming Assets

	March 31		December 31		September 30		June 30		March 31
(Dollars in thousands)	2006		2005		2005		2005		2005

Nonaccrual loans	$9,211		$10,811		$7,071		$9,858		$9,282
Other real estate owned	6,072		5,124		6,079		6,390		7,648

Total nonperforming assets	15,283		15,935		13,150		16,248		16,930

Loans 90 days or more past due and still accruing interest	—		—		—		—		—

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$15,283		$15,935		$13,150		$16,248		$16,930

Nonperforming assets as a percentage of:
Total assets	0.36%		0.38%		0.28%		0.35%		0.38%
Total loans and other real estate owned	0.51		0.54		0.45		0.57		0.62
Nonaccrual loans as a percentage of loans	0.31		0.37		0.24		0.34		0.34
Ratio of allowance for loan losses to nonperforming loans	3.20	x	2.66	x	4.21	x	2.95	x	2.96	x

     Nonaccrual loans totaled $9.2 million at March 31, 2006, representing a $1.6 million decrease from $10.8 million at December 31, 2005. The decrease was primarily due to a previously disclosed $1.6 million paydown of one commercial loan which moved to nonaccrual status in the fourth quarter of 2005 and the transfer of several consumer loans to OREO. Correspondingly, OREO increased $1.0 million from December 31, 2005. Nonperforming assets as a percentage of total loans and other real estate owned decreased to 0.51 percent at March 31, 2006 compared to 0.54 percent at December 31, 2005 and 0.62 percent at March 31, 2005.
     Nonaccrual loans at March 31, 2006 and December 31, 2005 were not concentrated in any one industry and primarily consisted of loans secured by real estate. Nonaccrual loans as a percentage of loans may increase as economic conditions change. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.
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
     During the three months ended March 31, 2006, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Based on its review for the three months ended March 31, 2006, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.
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

Table Eight
Allowance For Loan Losses

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005

Balance, January 1	$28,725	$26,872

Loan charge-offs:
Commercial non real estate	251	511
Commercial real estate	75	553
Mortgage	11	49
Consumer	501	601
Home equity	391	204

Total loans charged-off	1,229	1,918

Recoveries of loans previously charged-off:
Commercial non real estate	328	439
Consumer	162	190

Total recoveries of loans previously charged-off	490	629

Net charge-offs	739	1,289

Provision for loan losses	1,519	1,900

Balance, March 31	$29,505	$27,483

Average loans	$2,939,233	$2,547,226
Net charge-offs to average loans (annualized)	0.10%	0.21%
Allowance for loan losses to gross loans	0.98	1.02

     The allowance for loan losses was $29.5 million or 0.98 percent of gross loans at March 31, 2006 compared to $28.7 million or 0.98 percent of gross loans at December 31, 2005 and $27.5 million or 1.02 percent of gross loans at March 31, 2005. The lower allowance for loan loss ratio compared to a year ago is related to the Corporation’s improved credit quality trends.
     Management considers the allowance for loan losses adequate to cover inherent losses in the Corporation’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in consideration of the current and expected future economic environment. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowance based on their judgment of information available to them at the time of their examinations.
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
     The provision for loan losses for the three months ended March 31, 2006 amounted to $1.5 million compared to $1.9 million a year ago. The decrease in the provision for loan losses was primarily attributable to a $0.6 million decrease in net charge-offs. Net charge-offs for the three months ended March 31, 2006 amounted to $0.7 million, or 0.10 percent of average loans, compared to $1.3 million, or 0.21 percent of average loans for the same 2005 period.
Market Risk Management

Asset-Liability Management and Interest Rate Risk
     The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance approval by Management and the Board of Directors. Management primarily analyzes interest rate risk in two fundamentally different ways: earnings simulation and market value of equity. The first method uses an earnings simulation model to assess the amount of near-term earnings at risk (net interest income at risk over a 12 month horizon) due to changes in interest rates. In analyzing interest rate sensitivity for policy measurement, net interest income is simulated in plus and minus 200 basis point rate shock scenarios relative to the implied forward interest rate scenario for the next 12 months. Under the Corporation’s policy, the limit for near-term earnings at risk is 10 percent of net interest income. At March 31, 2006, First Charter estimated that its net interest income at risk to a plus and minus 200 basis point rate shock relative to the implied forwards was a positive 5 percent and negative 5 percent, respectively.
     The second method management uses to analyze interest rate risk is to calculate the market value of equity for the Corporation. This calculation discounts the anticipated cash flows of a static balance sheet using current rates. Management then recalculates the Corporation’s market value of equity in plus and minus 200 basis point rate shock scenarios. The Corporations has established a 15 percent limit for the market value of equity at risk for a 200 basis point rate shock. At March 31, 2006, the Corporation’s market value at risk for a 200 basis point increase and decrease relative to the implied forward rate forecast was a negative 8 percent and positive 5 percent, respectively.
     Management also analyzes interest rate risk in parallel current and forward interest rate scenarios beyond the 200 basis point rate shocks mentioned above. In addition, Management analyzes interest rate risk under various interest rate scenarios that involve changes in the relationship between various market rate indices.
     Management uses a variety of tools to manage the Corporation’s interest rate risk including, but not limited to, loan and deposit pricing, its choice of tenor and repricing characteristics on its wholesale borrowings, its choice of the tenor and repricing characteristics of its investment portfolio, and from time to time, various derivative products.
     Table Nine summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest-bearing bank deposits are excluded from Table Nine as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on expected prepayment speeds of the underlying mortgages at March 31, 2006. These expected maturities, weighted average effective yields and fair values will change if interest rates change. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity. For interest rate risk analytical purposes, these non-maturity deposits are believed to have average lives longer than shown here.
Table Nine
Market Risk

March 31, 2006
		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Book value	$768,912	$198,004	$272,597	$185,871	$38,731	$33,707	$40,002
Weighted average effective yield	4.31%
Fair value	$752,211
Variable rate
Book value	$102,513	37,657	38,005	21,851	—	—	5,000
Weighted average effective yield	4.37%
Fair value	$98,808
Loans and loans held for sale
Fixed rate
Book value	$774,589	155,002	144,011	155,908	83,645	106,933	129,090
Weighted average effective yield	6.40%
Fair value	$762,951
Variable rate
Book value	$2,245,093	850,520	343,983	249,173	103,396	100,128	597,893
Weighted average effective yield	7.31%
Fair value	$2,249,593

Liabilities
Deposits
Fixed rate
Book value	$1,290,254	1,064,822	178,800	34,434	7,904	3,966	328
Weighted average effective yield	3.75%
Fair value	$1,288,791
Variable rate
Book value	$1,087,908	277,718	277,206	276,403	121,705	63,582	71,294
Weighted average effective yield	1.87%
Fair value	$1,025,956
Long-term borrowings
Fixed rate
Book value	$260,986	110,052	50,054	50,057	60	50,074	689
Weighted average effective yield	4.09%
Fair value	$257,098
Variable rate
Book value	$381,857	200,000	—	120,000	—	—	61,857
Weighted average effective yield	5.66%
Fair value	$382,341

Off-Balance Sheet Risk
     The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note Nine of the consolidated financial statements for further discussion of commitments. The Corporation does not have any off-balance sheet financing arrangements, other than the Trust Securities.
     The following table presents aggregated information about commitments of the Corporation, which could impact future periods.
Table Ten
Commitments
As of March 31, 2006

	Amount of Commitment Expiration Per Period
	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$32,345	$2,741	$1,841	$421,629	$458,556
Standby Letters of Credit	13,496	2,534	—	—	16,030
Loan Commitments	500,401	131,338	32,482	14,997	679,218

Total Commitments	$546,242	$136,613	$34,323	$436,626	$1,153,804

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
     The primary source of funding for the Corporation includes dividends received from the Bank and proceeds from the issuance of equity securities. In addition, the Corporation had a $25.0 million bank line of credit with no outstandings and commercial paper outstandings of $24.3 million at March 31, 2006. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases and dividends paid to shareholders. During the second and third quarter of 2005, the Corporation issued Trust Securities through specially formed trusts. The Trust Securities are presented as long-term borrowings in the Consolidated Balance Sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
     Primary sources of funding for the Bank include customer deposits, wholesale deposits, other borrowings, loan repayments and securities available-for-sale. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At March 31, 2006, the Bank had an available line of credit with the FHLB totaling $1.27 billion with $756.0 million outstanding. At March

31, 2006, the Bank also had $100.0 million of federal funds lines with $12.5 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.
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
     Shareholders’ equity at March 31, 2006 increased to $333.6 million, representing 7.8 percent of period-end assets compared to $323.6 million or 7.6 percent of period-end assets at December 31, 2005. The increase was due mainly to net income of $11.4 million partially offset by cash dividends of $0.19 per share, which resulted in cash dividend payments of $5.5 million for the three months ended March 31, 2006. In addition, the after-tax unrealized loss on securities-available-for-sale increased $0.9 million to $12.1 million at March 31, 2006 compared to $11.3 million at December 31, 2005. This increase was due to a rise in interest rates across the yield curve.
     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of March 31, 2006, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the three months ended March 31, 2006.
     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At March 31, 2006 no shares had been repurchased under this authorization.
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
     The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At March 31, 2006, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks.

     The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the table below:
Table Eleven
Capital Ratios

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2006:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$413,690	12.08%	$273,939	8.00%	None	None
First Charter Bank	392,171	11.49	273,022	8.00	$341,277	10.00%

Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$384,035	11.22%	$136,970	4.00%	None	None
First Charter Bank	362,665	10.63	136,511	4.00	$204,766	6.00%

Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$384,035	9.14%	$167,993	4.00%	None	None
First Charter Bank	362,665	8.67	167,414	4.00	$209,267	5.00%
Regulatory Recommendations
     Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Accounting Matters

     In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions”, a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes” (the proposed Interpretation). The proposed Interpretation would clarify the accounting for uncertain tax positions and require the Corporation to recognize management’s best estimate of the impact of a tax position. The initial proposed effective date of the Interpretation was fiscal years ending after December 31, 2005; however, the provisions of the Interpretation have not been finalized. Management is currently evaluating the effect of the initial proposed Interpretation and its impact on the consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits companies to elect, on a deal by deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect SFAS No. 155 to have a material impact on the consolidated financial statements of the Corporation.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends SFAS No. 140. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Corporation does not expect SFAS No. 156 to have a material impact on the consolidated financial statements of the Corporation.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management — Asset-Liability Management and Interest Rate Risk on page 29 for Quantitative and Qualitative Disclosures about Market Risk.
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
     (b) Changes in internal control over financial reporting. During the Registrant’s first fiscal quarter, there has been no change in the Registrant’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal controls over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes from those risk factors previously disclosed in “Item 1A Risk Factors” of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Issuer Purchases of Equity Securities
     The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended March 31, 2006.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs (1)	Programs

January 1, 2006-January 31, 2006	—	—	—	1,625,400

February 1, 2006-February 28, 2006	—	—	—	1,625,400

March 1, 2006-March 31, 2006	—	—	—	1,625,400

Total	—	—	—	1,625,400

(1) On January 24, 2002, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to 1.5 million shares of the Corporation’s common stock from time to time. As of September 30, 2005, the Corporation had repurchased 1,374,600 shares under this authorization. No shares were repurchased under this authorization during the quarter ended March 31, 2006. On November 3, 2003, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of March 31, 2006, no shares have been repurchased under this authorization. These stock repurchase plans have no set expiration or termination date.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No.
(per Exhibit Table
in item 601 of
Regulation S-K)	Description of Exhibits
10.1	Description of 2006 Compensation for Non-Employee Directors, incorporated herein by reference to Item 1.01 of the Corporation’s Current Report on Form 8-K dated January 25, 2006.

10.2	Form of Performance Shares Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K dated February 27, 2006.

10.3	Form of Restricted Stock Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the Corporation’s Current Report on Form 8-K dated February 27, 2006.

10.4	Form of First Charter Corporation Restricted Stock Award Agreement for use with the First Charter Corporation Restricted Stock Award Program, incorporated herein by reference to Exhibit 10.5 of the Corporation’s Current Report on Form 8-K dated February 27, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

Date: May 10, 2006	By:	/s/ Charles A. Caswell

Charles A. Caswell
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer duly authorized to sign on behalf of the registrant)