Form 10-Q
period 2006-06-30
FIRST CHARTER CORP /NC/
filed 2006-08-09
CIK 717306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     As of August 8, 2006 the Registrant had outstanding 31,193,480 shares of Common Stock, no par value.

First Charter Corporation
Form 10-Q for the Quarterly Period Ended June 30, 2006

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
First Charter Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005

(Dollars in thousands, except share data)	(Unaudited)

Assets:
Cash and due from banks	$115,557	$119,080
Federal funds sold	2,347	2,474
Interest bearing bank deposits	13,432	3,998

Cash and cash equivalents	131,336	125,552

Securities available for sale (cost of $913,016 and $917,710; carrying amount of pledged collateral $539,550 and $557,132)	884,370	899,111
Loans held for sale	8,382	6,447

Loans	3,072,346	2,945,918
Less: Unearned income	(58)	(173)
Allowance for loan losses	(29,520)	(28,725)

Loans, net	3,042,768	2,917,020

Premises and equipment, net	107,244	106,773
Goodwill and other intangible assets	22,025	21,897
Other assets	167,149	155,620

Total assets	$4,363,274	$4,232,420

Liabilities:
Deposits, domestic:
Noninterest bearing demand	$449,732	$429,758
Interest bearing	2,539,070	2,369,721

Total deposits	2,988,802	2,799,479

Federal funds purchased and securities sold under agreements to repurchase	219,823	312,283
Commercial paper and other short-term borrowings	133,057	198,432
Long-term debt	642,827	557,859
Other liabilities	41,830	40,772

Total liabilities	4,026,339	3,908,825

Shareholders’ equity:
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 31,120,421 and 30,736,936 shares	141,388	133,408
Common stock held in Rabbi Trust for deferred compensation	(1,051)	(893)
Deferred compensation payable in common stock	1,051	893
Retained earnings	212,881	201,442
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale, net	(17,334)	(11,255)

Total shareholders’ equity	336,935	323,595

Total liabilities and shareholders’ equity	$4,363,274	$4,232,420

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(Dollars in thousands, except share and per share data)	2006	2005	2006	2005

Interest income:
Loans	$54,123	$41,965	$104,383	$78,411
Securities	9,522	13,601	18,833	28,385
Federal funds sold and interest bearing bank deposits	97	38	172	90

Total interest income	63,742	55,604	123,388	106,886

Interest expense:
Deposits	18,343	12,210	34,905	22,724
Federal funds purchased and securities sold under agreements to repurchase	3,114	2,801	5,921	4,127
Federal Home Loan Bank and other borrowings	9,638	9,304	17,825	18,171

Total interest expense	31,095	24,314	58,651	45,022

Net interest income	32,647	31,290	64,737	61,864
Provision for loan losses	880	2,878	2,399	4,778

Net interest income after provision for loan losses	31,767	28,412	62,338	57,086

Noninterest income:
Service charges on deposit accounts	7,469	7,061	14,167	13,297
Wealth management income	1,535	1,596	3,199	3,176
Gain (loss) on sale of securities	32	18	32	(31)
Gain (loss) from equity method investments	11	(174)	556	(232)
Mortgage services income	916	817	1,724	1,211
Brokerage services income	692	793	1,403	1,595
Insurance services income	2,857	3,099	7,147	6,611
Bank owned life insurance	850	1,762	1,677	2,589
Gain on sale of properties	107	188	188	717
ATM & debit card income	2,117	1,719	4,015	3,169
Other	654	438	1,373	1,029

Total noninterest income	17,240	17,317	35,481	33,131

Noninterest expense:
Salaries and employee benefits	16,824	15,908	34,517	31,477
Occupancy and equipment	4,887	4,687	9,657	9,068
Data processing	1,491	1,333	2,944	2,654
Marketing	1,196	1,065	2,484	2,145
Postage and supplies	1,328	1,187	2,559	2,395
Professional services	2,305	1,984	4,255	3,897
Telephone	528	551	1,107	1,079
Amortization of intangibles	154	126	304	257
Other	2,723	2,523	5,121	5,261

Total noninterest expense	31,436	29,364	62,948	58,233

Income before income taxes	17,571	16,365	34,871	31,984
Income tax expense	6,025	5,085	11,881	10,395

Net income	$11,546	$11,280	$22,990	$21,589

Net income per share:
Basic	$0.37	$0.37	$0.74	$0.71
Diluted	$0.37	$0.37	$0.74	$0.71
Weighted average shares:
Basic	31,058,858	30,409,307	30,959,711	30,285,244
Diluted	31,339,325	30,679,636	31,249,049	30,607,931
See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			held in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
	Common Stock		Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2004	30,054,256	$121,464	$(808)	$808	$198,085	$(4,862)	$314,687
Comprehensive loss:
Net income	—	—	—	—	21,589	—	21,589
Unrealized loss on securities available for sale, net	—	—	—	—	—	(5,961)	(5,961)

Total comprehensive loss							15,628
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(48)	—	—	—	(48)
Deferred compensation payable in common stock	—	—	—	48	—	—	48
Cash dividends declared	—	—	—	—	(11,140)	—	(11,140)
Stock options exercised and Dividend Reinvestment Plan stock issued	464,778	8,175	—	—	—	—	8,175
Shares issed in connection with business acquisition	3,117	84	—	—	—	—	84
Restricted stock issued	11,400	264	—	—	—	—	264

Balance, June 30, 2005	30,533,551	$129,987	$(856)	$856	$208,534	$(10,823)	$327,698

Balance, December 31, 2005	30,736,936	$133,408	$(893)	$893	$201,442	$(11,255)	$323,595
Comprehensive loss:
Net income	—	—	—	—	22,990	—	22,990
Unrealized loss on securities available for sale, net	—	—	—	—	—	(6,079)	(6,079)

Total comprehensive loss							16,911
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(158)	—	—	—	(158)
Deferred compensation payable in common stock	—	—	—	158	—	—	158
Cash dividends declared	—	—	—	—	(11,551)	—	(11,551)
Stock options exercised and Dividend Reinvestment Plan stock issued	279,439	4,474	—	—	—	—	4,474
Shares issed in connection with business acquisition	14,463	362	—	—	—	—	362
Restricted stock issued	89,583	2,121	—	—	—	—	2,121
Tax benefit from employees’ stock option and restricted stock plans	—	328	—	—	—	—	328
Stock-based compensation	—	695	—	—	—	—	695

Balance, June 30, 2006	31,120,421	$141,388	$(1,051)	$1,051	$212,881	$(17,334)	$336,935

See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30

(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$22,990	$21,589
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,399	4,778
Depreciation	4,761	4,897
Amortization of intangibles	304	257
Stock-based compensation expense	1,068	124
Premium amortization and discount accretion, net	579	1,218
Net (gain) loss on securities available for sale transactions	(32)	31
Net (gain) loss on sale of foreclosed assets	(89)	34
Write-downs on foreclosed assets	355	128
(Gain) loss from equity method investments	(556)	232
Net gain on sale property	(188)	(717)
Payment on BOLI claims	—	(925)
Origination of mortgage loans held for sale	(93,448)	(66,935)
Proceeds from sale of mortgage loans held for sale	91,514	64,102
Change in cash surrender value of bank owned life insurance	1,677	(973)
Change in other assets	(5,579)	2,509
Change in other liabilities	406	(7,009)

Net cash provided by operating activities	26,161	23,340

Cash flows from investing activities:
Proceeds from sales of securities available for sale	24,603	165,413
Proceeds from maturities of securities available for sale	48,719	100,837
Purchase of securities available for sale	(69,174)	(37,566)
Net change in loans	(130,822)	(426,608)
Proceeds from sales of other real estate	1,170	2,525
Net purchases of premises and equipment	(5,232)	(8,313)

Net cash used in investing activities	(130,736)	(203,712)

Cash flows from financing activities:
Net change in demand, money market and savings accounts	92,467	(1,656)
Net change in certificates of deposit	96,856	143,195
Net change in federal funds purchased and securities sold under repurchase agreements	(92,460)	174,986
Net change in commerical paper and other short-term borrowings	(65,374)	5,017
Proceeds from issuance of long-term debt and trust preferred securities	220,000	111,083
Retirement of long-term debt	(135,032)	(237,501)
Proceeds from issuance of common stock	3,721	7,364
Tax benefit from employees’ stock option and restricted stock plans	328	—
Dividends paid	(10,147)	(9,824)

Net cash provided by financing activities	110,359	192,664

Net change in cash and cash equivalents	5,784	12,292
Cash and cash equivalents at beginning of period	125,552	98,011

Cash and cash equivalents at end of period	$131,336	$110,303

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$55,949	$41,602
Income taxes	11,875	16,264
Supplemental disclosure of non-cash transactions:
Transfer of loans to other real estate	2,674	5,232
Unrealized loss on securities available for sale (net of tax effect of ($3,968) and ($3,953), respectively)	(6,079)	(5,961)
Issuance of common stock for business acquisition	362	—
See accompanying notes to consolidated financial statements.

First Charter Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
     First Charter Corporation (the “Corporation”) is a regional financial services company with assets of approximately $4.4 billion and is the holding company for First Charter Bank. As of June 30, 2006, First Charter operated 58 financial centers, four insurance offices and 139 ATMs located throughout North Carolina. First Charter also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, mortgages and a broad array of employee benefit programs. The results of operations of the Bank constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation.
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
Note Two — Merger Activity
     As previously disclosed, on June 1, 2006 the Corporation entered into and announced a definitive Agreement and Plan of Merger (the “Merger Agreeement”) to acquire all outstanding shares of GBC Bancorp, Inc. (“GBC”), parent of Gwinnett Banking Company, headquartered in Lawrenceville, Georgia (the “Merger”). Under the terms of the Merger Agreement, First Charter Corporation will issue a combination of common stock and cash for the outstanding common shares of GBC. The Merger requires 70 percent of the shares of GBC common stock to be exchanged for First Charter Corporation common stock, with the remainder of the consideration being cash. Following closing of the transaction, GBC shareholders will receive an aggregate of 2,975,000 First Charter Corporation shares and approximately $30.6 million in cash, representing an approximate transaction value of $102 million, based on an estimated value of First Charter Corporation common stock of $24.00 per share. GBC shareholders have the option to receive 1.989 shares of First Charter Corporation common stock or $47.74 in cash for each share of GBC common stock, or a combination of stock and cash, subject to the transaction’s stock and cash limits mentioned above. The Merger is expected to close during the fourth quarter of 2006 and is subject to approval by the GBC shareholders and customary bank regulatory approvals.
Note Three — Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2006 and 2005, respectively. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were issued.
     A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30

	2006	2005	2006	2005

Basic weighted average number of common shares outstanding	31,058,858	30,409,307	30,959,711	30,285,244
Dilutive effect arising from potential common stock issuances	280,467	270,329	289,338	322,687

Diluted weighted average number of common shares outstanding	31,339,325	30,679,636	31,249,049	30,607,931

     The effects of outstanding antidilutive stock options are excluded from the computation of diluted net income per share. These amounts were 258,000 and 259,000 shares for the three and six months ended June 30, 2006, respectively, and 1.0 million shares for both the three and six months ended June 30, 2005.
     Dividends declared by the Corporation were $0.195 per share and $0.19 per share for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005 dividends declared by the Corporation were $0.385 per share and $0.38 per share, respectively.
Note Four — Business Segment Information
     The Corporation operates one reportable segment, the Bank, the Corporation’s primary banking subsidiary. The Bank provides businesses and individuals with commercial, consumer and mortgage loans, deposit banking services, brokerage services, insurance products, and comprehensive financial planning solutions to individual and commercial clients. The results of the Bank’s operations constitute a substantial majority of the consolidated net income, revenues and assets of the Corporation. Intercompany transactions and the parent company’s revenues, expenses, assets (including cash, investment securities and investments in venture capital limited partnerships) and liabilities (including commercial paper and subordinated debentures) are included in the “Other” category.
     Information regarding the separate results of operations and assets for the Bank and Other for the three months ended June 30, 2006 and 2005, is provided in the following tables:

Three Months Ended June 30, 2006
(Dollars in thousands)	The Bank	Other	Eliminations	Totals

Total interest income	$63,653	$89	$—	$63,742
Total interest expense	29,935	1,160	—	31,095

Net interest income (loss)	33,718	(1,071)	—	32,647
Provision for loan losses	880	—	—	880
Total noninterest income (loss)	17,249	(9)	—	17,240
Total noninterest expense	31,397	39	—	31,436

Net income (loss) before income taxes	18,690	(1,119)	—	17,571
Income taxes expense (benefit)	6,408	(383)	—	6,025

Net income (loss)	$12,282	$(736)	$—	$11,546

Total loans held for sale and loans, net	$3,051,150	$—	$—	$3,051,150
Total assets	4,312,784	443,647	(393,157)	4,363,274

Three Months Ended June 30, 2005
(Dollars in thousands)	The Bank	Other	Eliminations	Totals

Total interest income	$55,602	$2	$—	$55,604
Total interest expense	24,058	256	—	24,314

Net interest income (loss)	31,544	(254)	—	31,290
Provision for loan losses	2,878	—	—	2,878
Total noninterest income	17,231	86	—	17,317
Total noninterest expense	29,308	56	—	29,364

Net income (loss) before income taxes	16,589	(224)	—	16,365
Income taxes expense (benefit)	5,154	(69)	—	5,085

Net income (loss)	$11,435	$(155)	$—	$11,280

Total loans held for sale and loans, net	$2,837,286	$—	$—	$2,837,286
Total assets	4,615,003	407,190	(388,957)	4,633,236

Information regarding the separate results of operations and assets for the Bank and Other for the six months ended June 30, 2006 and 2005, is provided in the following tables:

Six Months Ended June 30, 2006
(Dollars in thousands)	The Bank	Other	Eliminations	Totals

Total interest income	$123,280	$108	$—	$123,388
Total interest expense	56,411	2,240	—	58,651

Net interest income (loss)	66,869	(2,132)	—	64,737
Provision for loan losses	2,399	—	—	2,399
Total noninterest income	35,402	79	—	35,481
Total noninterest expense	62,845	103	—	62,948

Net income (loss) before income taxes	37,027	(2,156)	—	34,871
Income taxes expense (benefit)	12,615	(734)	—	11,881

Net income (loss)	$24,412	$(1,422)	$—	$22,990

Total loans held for sale and loans, net	$3,051,150	$—	$—	$3,051,150
Total assets	4,312,784	443,647	(393,157)	4,363,274

Six Months Ended June 30, 2005
(Dollars in thousands)	The Bank	Other	Eliminations	Totals

Total interest income	$106,867	$19	$—	$106,886
Total interest expense	44,524	498	—	45,022

Net interest income (loss)	62,343	(479)	—	61,864
Provision for loan losses	4,778	—	—	4,778
Total noninterest income	33,062	69	—	33,131
Total noninterest expense	58,127	106	—	58,233

Net income (loss) before income taxes	32,500	(516)	—	31,984
Income taxes expense (benefit)	10,563	(168)	—	10,395

Net income (loss)	$21,937	$(348)	$—	$21,589

Total loans held for sale and loans, net	$2,837,286	$—	$—	$2,837,286
Total assets	4,615,003	407,189	(388,956)	4,633,236
Note Five — Goodwill and Other Intangible Assets
     The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets as of June 30, 2006 and December 31, 2005:

	June 30,			December 31,
	2006			2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Noncompete agreements	$1,037	$994	$43	$1,037	$979	$58
Customer lists	2,854	1,257	1,597	2,676	998	1,678
Other intangibles(1)	379	159	220	379	127	252

Total	$4,270	$2,410	$1,860	$4,092	$2,104	$1,988

Unamortized intangible assets:
Goodwill	$20,164	$—	$20,164	$19,910	$—	$19,910

(1)	Other intangibles include trade name and proprietary software.
     The gross carrying amount of customer lists increased to $2.9 million at June 30, 2006 from $2.7 million at December 31, 2005 and goodwill increased to $20.2 million at June 30, 2006 from $19.9 million at December 31, 2005. The increase was due to payments based on the 2005 performance of an insurance agency acquired in 2004.

     Amortization expense totaled $154,000 and $304,000 for the three and six months ended June 30, 2006, respectively, and $126,000 and $257,000 for the three and six months ended June 30, 2005, respectively.
     The following table presents the estimated amortization expense for intangible assets:

	Noncompete	Customer	Other
(Dollars in thousands)	Agreements	Lists	Intangibles	Total

July — December 2006	$15	$250	$30	$295
2007	28	430	54	512
2008	—	334	46	380
2009	—	238	36	274
2010	—	145	27	172
2011 and after	—	200	27	227

Total	$43	$1,597	$220	$1,860

Note Six — Comprehensive Income
     Comprehensive Income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income.
     The following table presents the components of Comprehensive Income:

	For the Six Months Ended June 30,
	2006			2005
	Pre-Tax		After Tax
(Dollars in thousands)	Amount	Tax Effect	Amount	Pre-Tax Amount	Tax Effect	After Tax Amount

Comprehensive income:
Net income	$34,871	$11,881	$22,990	$31,984	$10,395	$21,589

Other comprehensive loss:
Unrealized losses on securities:
Unrealized losses arising during period	(10,015)	(3,955)	(6,060)	(9,945)	(3,965)	(5,980)
Less: Reclassification for realized gains (losses)	32	13	19	(31)	(12)	(19)

Unrealized losses, net of reclassification	$(10,047)	$(3,968)	$(6,079)	$(9,914)	$(3,953)	$(5,961)

Total comprehensive income	$24,824	$7,913	$16,911	$22,070	$6,442	$15,628

Note Seven — Securities Available-for-Sale
     Securities available-for-sale are summarized as follows:

	June 30, 2006

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$14,959	$—	$62	$14,897
US government agency obligations	327,441	—	8,953	318,488
Mortgage-backed securities	403,484	70	19,998	383,556
State, county, and municipal obligations	96,883	691	718	96,856
Asset-backed securities	14,989	5	30	14,964
Equity securities	45,260	349	—	45,609
Other	10,000	—	—	10,000

Total	$913,016	$1,115	$29,761	$884,370

	December 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US government obligations	$14,905	$—	$27	$14,878
US government agency obligations	327,418	21	7,032	320,407
Mortgage-backed securities	417,891	335	12,776	405,450
State, county, and municipal obligations	108,298	1,125	427	108,996
Asset-backed securities	5,000	—	6	4,994
Equity securities	44,198	188	—	44,386

Total	$917,710	$1,669	$20,268	$899,111

     Equity securities primarily include Bank-owned stock in the Federal Home Loan Bank of Atlanta (FHLB) and Federal Reserve Bank. The cost basis (par value) in FHLB stock was $38.6 million and $37.5 million at June 30, 2006 and December 31, 2005, respectively, and the cost basis of Federal Reserve Bank stock was $5.7 million and $5.6 million at June 30, 2006 and December 31, 2005, respectively.
     For the Corporation’s securities designated as temporarily impaired on June 30, 2006, the following table reflects the fair values and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

As of June 30, 2006

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

AAA/AA-RATED SECURITIES
US government obligations	$14,897	$(62)	$—	$—	$14,897	$(62)
US government agency obligations	15,968	(38)	302,520	(8,915)	318,488	(8,953)
Mortgage-backed securities	87,376	(2,380)	293,001	(17,618)	380,377	(19,998)
State, county and muncipal obligations	9,022	(199)	13,439	(519)	22,461	(718)

Total AAA/AA-rated securities	127,263	(2,679)	608,960	(27,052)	736,223	(29,731)

A/BBB-RATED SECURITIES
Asset-backed securities	9,970	(30)	—	—	9,970	(30)

Total A/BBB-rated securities	9,970	(30)	—	—	9,970	(30)

Total temporarily impaired securities	$137,233	$(2,709)	$608,960	$(27,052)	$746,193	$(29,761)

     The unrealized losses associated with these securities were not considered to be other-than-temporary, because they were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or the issuer. At June 30, 2006, the Corporation had the ability and the intent to hold these investments to recovery of fair market value.
Note Eight — Loans and Allowance for Loan Losses
     Loans are categorized as follows:

	June 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$885,981	28.8%	$780,597	26.5%
Commercial non real estate	220,433	7.2	233,409	7.9
Construction	584,094	19.0	517,392	17.6
Mortgage	557,338	18.1	573,007	19.4
Consumer	355,815	11.6	358,592	12.2
Home equity	468,685	15.3	482,921	16.4

Total loans	$3,072,346	100.0%	$2,945,918	100.0%

     The following is a summary of the changes in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Balance, beginning of period	$29,505	$27,483	$28,725	$26,872

Provision for loan losses	880	2,878	2,399	4,778
Charge-offs	(1,135)	(1,516)	(2,364)	(3,434)
Recoveries	270	187	760	816

Net charge-offs	(865)	(1,329)	(1,604)	(2,618)

Balance, June 30	$29,520	$29,032	$29,520	$29,032

     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Nonaccrual loans	$7,763	$10,811
Other real estate owned	5,902	5,124

Total nonperforming assets	13,665	15,935

Loans 90 days or more past due and still accruing	—	—

Total nonperforming assets and loans 90 days or more past due and still accruing	$13,665	$15,935

     At June 30, 2006, the recorded investment in individually impaired loans was $0.8 million, all of which were on nonaccrual status. The related allowance for loan losses on these loans was $0.5 million. At December 31, 2005, the recorded investment in individually impaired loans was $8.2 million, of which $4.3 million were on nonaccrual status and had specific reserves of $0.6 million and $3.9 million were accruing and had specific reserves of $0.7 million.
     The average recorded investment in individually impaired loans for the three and six months ended June 30, 2006 was $1.3 million and $1.8 million, respectively. The average recorded investment in individually impaired loans for the three and six months ended June 30, 2005 was $10.5 million and $11.2 million, respectively.

Note Nine — Stock-Based Compensation
     First Charter Comprehensive Stock Option Plan. In April, 1992, the shareholders approved the First Charter Corporation Comprehensive Stock Option Plan (the “Comprehensive Stock Option Plan”). Under the terms of the Comprehensive Stock Option Plan, stock options (which can be incentive stock options or non-qualified stock options) may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Plan generally are determined by the Compensation Committee of the Board of Directors of the Corporation (the “Compensation Committee”). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. Under the Comprehensive Stock Option Plan, 480,000 shares of common stock are reserved for issuance. During the six months ended June 30, 2006, no shares were issued under this plan.
     First Charter Corporation Stock Option Plan for Non-Employee Directors. In April 1997, the shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally are determined by the Compensation Committee. The exercise price for each option granted, however, is the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan. During the six months ended June 30, 2006, no shares were issued under this plan.
     2000 Omnibus Stock Option and Award Plan. In June 2000, the shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (the “2000 Omnibus Plan”). Under the 2000 Omnibus Plan, 2,000,000 shares of common stock were originally reserved for issuance. In April of 2005, the shareholders approved an amendment to the 2000 Omnibus Plan, authorizing an additional 1,500,000 shares for issuance, for a total of 3,500,000 shares. The 2000 Omnibus Plan permits the granting of stock options and nonvested shares to Directors and key employees. Stock options are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant; those stock option awards generally vest ratably over five years and have a 10-year contractual term. Nonvested shares are generally granted at a value equal to the market price of the Corporation’s common stock at the date of grant and vesting is based on either service or performance conditions. Service-based nonvested shares generally vest over three years. Performance-based nonvested shares are earned over three years upon meeting various performance goals as approved by the Compensation Committee, including cash return on equity and targeted charge-off levels and earnings per share growth as measured against a group of selected peer companies. For the three months ended June 30, 2006, no shares were issued under this plan. For the six months ended June 30, 2006, 69,250 stock options, 15,000 service-based nonvested shares and 58,500 performance-based nonvested shares were issued under this plan.
     Restricted Stock Award Program. In April 1995, the shareholders approved the First Charter Corporation Restricted Stock Award Program (the “Restricted Stock Plan”). Awards of restricted stock (nonvested shares) may be made under the Restricted Stock Plan at the discretion of the Compensation Committee to key employees. Nonvested shares are granted at a value equal to the market price of the Corporation’s common stock at the date of grant and vest based on either three or five years of service. A maximum of 360,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. For the three and six months ended June 30, 2006, the Corporation issued 7,366 and 81,915 service-based nonvested shares, respectively, under this plan.
     Stock-based compensation costs totaled $0.6 million for the three months ended June 30, 2006, which consisted of $0.2 million related to stock options, $0.1 million related to performance-based nonvested shares and $0.3 million related to service-based nonvested shares. For the six months ended June 30, 2006, stock-based compensation costs totaled $1.1 million, which consisted of $0.5 million related to stock options, $0.2 million related to performance-based nonvested shares and $0.4 million related to service-based nonvested shares.

     The fair value of each stock option award is estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Dividend yield	N/A	3.34%	3.21%	3.16%
Risk free interest rate	N/A	4.10%	4.72%	3.87%
Expected lives	N/A	7 years	8 years	7 years
Volatility	N/A	26%	25%	26%
     The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Company’s stock.
     Pro forma net income as if the fair value based method had been applied to all awards is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Net income, as reported	$11,546	$11,280	$22,990	$21,589
Total stock-based employee compensation expense included in the determination of reported net income	361	50	807	75
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect of $194 and $26 for the three months ended June 30, 2006 and June 30, 2005, respectively and $261 and $69 for the six months ended June 30, 2006 and June 30, 2005, respectively	(361)	(550)	(807)	(1,172)

Pro forma net income	$11,546	$10,780	$22,990	$20,492

Net income per share:
Basic-as reported	$0.37	$0.37	$0.74	$0.71

Basic-pro forma	$0.37	$0.35	$0.74	$0.68

Diluted-as reported	$0.37	$0.37	$0.74	$0.71

Diluted-pro forma	$0.37	$0.35	$0.74	$0.67

     The following is a summary of stock option activity under the Comprehensive Stock Option Plan, the Director Plan and the 2000 Omnibus Plan during the period:

	2006
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		(Option)	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at January 1	2,638,058	$21.09
Granted	69,250	23.68
Exercised	(115,250)	16.52		$883,380
Forfeited	(23,567)	21.56
Expired	(7,400)	24.66

Outstanding at March 31	2,561,091	21.35

Granted	—	—
Exercised	(96,946)	18.06		603,731
Forfeited	(23,941)	21.97
Expired	(2,798)	20.48

Outstanding at June 30	2,437,406	21.48	4.12	7,780,008

Options exercisable at June 30	1,850,200	21.26	2.84	6,370,051

Weighted-average Black-Scholes fair value of options granted during the year		$5.85

     The weighted-average Black-Scholes fair value of options granted during the three and six months ended June 30, 2005 was $5.30 and $5.53, respectively, and the aggregate intrinsic value of options exercised was $1.1 million and $2.4 million, respectively.
     The following table presents the status and changes of nonvested shares in the Restricted Stock Plan and the Omnibus Plan for the periods indicated:

	Service-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Grant Price	Shares	Grant Price

Outstanding at December 31, 2005	32,647	$22.97	—	$—

Granted	89,549	23.68	58,500	23.66
Vested	—	—	—	—
Forfeited	(895)	22.34	—	—

Outstanding at March 31, 2006	121,301	23.50	58,500	23.66

Granted	7,366	24.10	—	—
Vested	—	—	—	—
Forfeited	(1,571)	23.66	—	—

Outstanding at June 30, 2006	127,096	23.53	58,500	23.66

     As of June 30, 2006, there were $2.4 million of total unrecognized compensation costs related to service-based nonvested share-based compensation arrangements granted under the Restricted Stock Plan and the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 2.5 years.
     As of June 30, 2006, there were $1.1 million of total unrecognized compensation costs related to performance-based nonvested share-based compensation arrangements granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 2.5 years.
Note Ten — Commitments, Contingencies and Off-Balance Sheet Risk
     Commitments and Off-Balance Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at June 30, 2006 of standby letters of credit issued or modified during the three and six months ended June 30, 2006 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.
     The Corporation’s exposure to credit risk was as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Lines of Credit	$467,102	$441,855
Standby Letters of Credit	19,152	15,600
Loan Commitments	702,260	668,356

Total Commitments	$1,188,514	$1,125,811

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
The Corporation is currently under examination by the North Carolina Department of Revenue (the “DOR”) for 1999 through 2001 and is subject to examination for subsequent tax years. As a result of the examination, the DOR issued a proposed assessment of $3.6 million for tax and interest for tax years 1999 and 2000. The Corporation is currently appealing the proposed assessment.
The DOR recently announced a Settlement Initiative (the “Initiative”) allowing companies that have entered into certain eligible transactions to participate in the Initiative by June 15, 2006. The Initiative provides the Corporation an opportunity to resolve matters with a significant reduction in potential penalties. Resolution under the Initiative would be expected to include all open tax years. While management believes the Corporation is in compliance with existing state tax statutes, it intends to continue discussions with the DOR and is currently participating in the Initiative. The Corporation may withdraw from participation in the Initiative at any time prior to March 15, 2007.
The examination and the Corporation’s participation in the Initiative is also expected to impact tax years after 2000. The Corporation estimates that the maximum tax liability that may be asserted by the DOR for tax years 1999 through the current tax year is approximately $9.0 million, in excess of amounts reserved, net of federal benefit. The Corporation would disagree with such potential liability if assessed, and would intend to continue to defend its position. The Corporation believes its current tax reserves are adequate.
There can be no assurance regarding the ultimate outcome of this matter, the timing of its resolution or the eventual loss or penalties that may result from it, which may be more or less than the amounts reserved by the Corporation.
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
Overview
     First Charter Corporation is a regional financial services company with assets of approximately $4.4 billion and is the holding company for First Charter Bank. As of June 30, 2006, First Charter operated 58 financial centers, four insurance offices and 139 ATMs located throughout North Carolina. First Charter also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, mortgages and a broad array of employee benefit programs.
     As previously disclosed, on June 1, 2006 the Corporation entered into and announced a definitive Agreement and Plan of Merger (the “Merger Agreeement”) to acquire all outstanding shares of GBC Bancorp, Inc. (“GBC”), parent of Gwinnett Banking Company, headquartered in Lawrenceville, Georgia (the “Merger”). Under the terms of the Merger Agreement, First Charter Corporation will issue a combination of common stock and cash for the outstanding common shares of GBC. The Merger requires 70 percent of the shares of GBC common stock to be exchanged for First Charter Corporation common stock, with the remainder of the consideration being cash. Following closing of the transaction, GBC shareholders will receive an aggregate of 2,975,000 First Charter Corporation shares and approximately $30.6 million in cash, representing an approximate transaction value of $102 million, based on an estimated value of First Charter Corporation common stock of $24.00 per share. GBC shareholders have the option to receive 1.989 shares of First Charter Corporation common stock or $47.74 in cash for each share of GBC common stock, or a combination of stock and cash, subject to the transaction’s stock and cash limits mentioned above. The Merger is expected to close during the fourth quarter of 2006 and is subject to approval by the GBC shareholders and customary bank regulatory approvals.
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
Fiscal 2006 Financial Summary
     The Corporation’s second quarter 2006 net income was $11.5 million, an increase of 2 percent from a year ago. Earnings per share were $0.37 per fully diluted share for the second quarter of 2006, equal to a year ago. Total revenues increased 3 percent to $49.9 million, compared to $48.6 million a year ago. The increase was driven by a $1.3 million increase in net interest income on a taxable-equivalent basis and the net interest margin improved 33 basis points. The improvement in net interest income and the margin was largely attributable to First Charter’s balance sheet repositioning initiatives executed in the fourth quarter of 2005. Noninterest income decreased slightly to $17.2 million from $17.3 million a year ago. This reflects a $0.9 million BOLI gain recognized in the second quarter of 2005 with no similar gain in 2006. Noninterest expense increased $2.1 million to $31.4 million due to costs associated with the Corporation’s Raleigh investment and expenses associated with equity-based compensation (SFAS No. 123(R)). Loan growth was strong as average balances increased $242.4 million or 9 percent compared to a year ago. Average deposits increased $100.8 million or 4 percent compared to a year ago. Credit quality continues to be very strong with net charge-offs 0.11 percent of average total loans in the second quarter of 2006 compared to 0.19 percent a year ago. Raleigh balance sheet growth exceeded expectations as loans increased $39.3 million to $81.2 million and deposits increased $26.6 million to $30.0 million.
     For the six months ended June 30, 2006 net income was $23.0 million, an increase of 6 percent from the same year ago period. Earnings per share were $0.74 per fully diluted share compared to $0.71 a year ago. Total revenues increased 5 percent to $100.2 million, compared to $95.0 million a year ago. The increase was driven by two factors. First, net interest income on a taxable-equivalent basis increased $2.9 million to $65.9 million as the net interest margin improved 34 basis points. The improvement in net interest income and the margin was largely attributable to First Charter’s balance sheet repositioning initiatives executed in the fourth quarter of 2005. Second, noninterest income increased $2.4 million or 7 percent due to higher insurance, mortgage and deposit revenues. Noninterest expense increased $4.7 million to $62.9 million due to costs associated with the Corporation’s Raleigh investment and expenses associated with SFAS No. 123(R). Loan growth was strong as average balances increased $317.8 million or 12 percent compared to a year ago. Average deposits increased $128.4 million or 5 percent compared to a year ago.
The Community Banking Model
     First Charter follows a community banking model. The community banking model is focused on delivering our clients with a broad array of financial products and solutions, delivered with exceptional service and convenience at a fair price. It emphasizes local market decision making and management whenever possible. Management believes this model works well against both larger competitors that may have less flexibility, as well as local competition that may not have the array of products and services that First Charter can offer. First Charter competes against three of the largest banks in the country as well as other local banks, savings and loan associations, credit unions and finance companies. Management believes that by focusing on core values, striving to exceed our clients expectations, being an employer of choice and providing exceptional value to shareholders, First Charter can achieve the profitability and growth goals it has set for itself.
     Please refer to First Charter’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information with respect to the Corporation’s recent accomplishments and significant challenges.

Table One
Selected Quarterly Financial Data

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands, except per share amounts)	2006	2006	2005	2005	2005

Income statement
Total interest income	$63,742	$59,646	$58,639	$59,080	$55,604
Total interest expense	31,095	27,556	26,710	27,990	24,314

Net interest income	32,647	32,090	31,929	31,090	31,290
Provision for loan losses	880	1,519	1,795	2,770	2,878
Total noninterest income	17,240	18,241	39	17,043	17,317
Total noninterest expense	31,436	31,512	44,046	28,943	29,364

Net income (loss) before income taxes	17,571	17,300	(13,873)	16,420	16,365
Income tax expense (benefit)	6,025	5,856	(5,543)	4,368	5,085

Net income (loss)	$11,546	$11,444	$(8,330)	$12,052	$11,280

Per share data:
Basic net income (loss)	$0.37	$0.37	$(0.27)	$0.39	$0.37
Diluted net income (loss)	0.37	0.37	(0.27)	0.39	0.37
Cash dividends declared	0.195	0.190	0.190	0.190	0.190
Period-end book value	10.83	10.77	10.53	10.82	10.73
Average shares outstanding — basic	31,058,858	30,859,461	30,678,743	30,575,440	30,409,307
Average shares outstanding — diluted	31,339,325	31,153,338	30,678,743	30,891,887	30,679,636
Ratios
Return on average
shareholders’ equity(1)	13.78	14.12	(10.21)%	14.57%	14.12%
Return on average assets(1)	1.08	1.10	(0.77)	1.02	1.00
Net interest margin (1)	3.36	3.40	3.27	2.92	3.03
Average loans to average deposits	108.62	105.75	103.30	103.30	103.68
Average equity to average assets	7.86	7.82	7.52	7.03	7.05
Efficiency ratio (2)	62.33	61.89	59.90	59.44	59.70
Selected period end balances
Securities available for sale	$884,370	$900,424	$899,111	$1,374,163	$1,412,885
Loans held for sale	8,382	8,719	6,447	7,309	8,159
Loans, net	3,042,768	2,981,458	2,917,020	2,900,357	2,829,127
Allowance for loan losses	29,520	29,505	28,725	29,788	29,032
Total assets	4,363,274	4,283,356	4,232,420	4,699,722	4,633,236
Total deposits	2,988,802	2,800,346	2,799,479	2,872,993	2,751,385
Borrowings	995,707	1,103,784	1,068,573	1,438,388	1,503,322
Total liabilities	4,026,339	3,949,729	3,908,824	4,368,677	4,305,538
Total shareholders’ equity	336,935	333,627	323,596	331,045	327,698
Selected average balances
Loans and loans held for sale	3,030,815	2,945,908	2,932,195	2,904,954	2,788,438
Earning assets	3,960,835	3,868,519	3,969,620	4,331,780	4,236,232
Total assets	4,276,335	4,203,273	4,303,821	4,665,301	4,543,846
Total deposits	2,790,197	2,785,632	2,838,566	2,812,165	2,689,390
Borrowings	1,108,734	1,049,529	1,099,350	1,471,482	1,491,636
Total shareholders’ equity	335,979	328,763	323,753	328,115	320,412

(1)	Annualized

(2)	Noninterest expense less debt extinguishment expense and derivative termination costs divided by the sum of taxable equivalent net interest income plus noninterest income less gain (loss) on sale of securities.

Table Two
Selected Financial Data

	For the Six Months
	Ended June 30,
(Dollars in thousands, except per share amounts)	2006	2005

Income statement
Interest income	$123,388	$106,886
Interest expense	58,651	45,022

Net interest income	64,737	61,864
Provision for loan losses	2,399	4,778
Noninterest income	35,481	33,131
Noninterest expense	62,948	58,233

Income before income taxes	34,871	31,984
Income taxes	11,881	10,395

Net income	$22,990	$21,589

Per common share
Basic net income	$0.74	$0.71
Diluted net income	0.74	0.71
Cash dividends declared	0.385	0.380
Period-end book value	10.83	10.73
Average shares outstanding — basic	30,959,711	30,285,244
Average shares outstanding — diluted	31,249,049	30,607,931
Ratios
Return on average shareholders’ equity(1)	13.95%	13.67%
Return on average assets(1)	1.09	0.97
Net interest margin(1)	3.38	3.04
Average loans to average deposits	107.20	100.42
Average equity to average assets	7.84	7.09
Efficiency ratio(2)	62.11	60.54
Selected period end balances
Securities available for sale	$884,370	$1,412,885
Loans held for sale	8,382	8,159
Loans, net	3,042,768	2,829,127
Allowance for loan losses	29,520	29,032
Total assets	4,363,274	4,633,236
Total deposits	2,988,802	2,751,385
Borrowings	995,707	1,503,322
Total liabilities	4,026,339	4,305,538
Total shareholders’ equity	336,935	327,698
Selected average balances
Loans and loans held for sale	2,988,596	2,670,810
Earning assets	3,914,969	4,179,586
Total assets	4,240,006	4,492,094
Total deposits	2,787,928	2,659,757
Borrowings	1,079,295	1,467,904
Total shareholders’ equity	332,391	318,455

(1)	Annualized

(2)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income less gain (loss) on sale of securities.

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
     The Corporation has identified three accounting policies as being critical in terms of judgments and the extent to which estimates are used: allowance for loan losses, income taxes and derivative instruments. In many cases, there are numerous alternative judgments that could be used in the process of estimating values of assets or liabilities. Where alternatives exist, the Corporation has used the factors that it believes represent the most reasonable value in developing the inputs for the valuation. Actual performance that differs from the Corporation’s estimates of the key variables could impact net income. For more information on the Corporation’s critical accounting policies, refer to pages 26 to 29 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
Earnings Performance
Net Interest Income and Margin
     Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and six months ended June 30, 2006 and 2005 is presented in Tables Three and Four, respectively. Net interest income on a taxable-equivalent basis (“FTE”) is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the three and six months ended June 30, 2006 and 2005 are analyzed in Tables Five and Six.
     For the three months ended June 30, 2006, net interest income on a FTE basis amounted to $33.2 million, an increase of approximately 4 percent from $31.9 million for the three months ended June 30, 2005. The increase was primarily due to a $242.4 million increase in average loan balances, an increase in the percentage of earning assets funded by low-cost core deposits (money market, demand and savings accounts) and the balance sheet repositioning which occurred in late October 2005.
     The net interest margin (tax-adjusted net interest income divided by average interest-earning assets) increased 33 basis points to 3.36 percent for the three months ended June 30, 2006, compared to 3.03 percent in the same 2005 period. The improvements were primarily the result of the previously disclosed October 2005 balance sheet repositioning and improved pricing discipline.
     The increase in earning asset yields of 119 basis points was driven by two factors. First, loan yields increased 113 basis points to 7.17 percent and securities yields increased 45 basis points to 4.37 percent. Second, the percentage of higher yielding assets improved as a result of the balance sheet repositioning. The percentage of investment securities (which have lower yields than loans, on average) to total earning assets was reduced from 33 percent to 22 percent over the past year. Interest earning asset average balances decreased $275.4 million to $3.96 billion at June 30, 2006 compared to $4.24 billion for the same 2005 period. The decrease was primarily due to the balance sheet repositioning which resulted in a $520.8 million decline in average securities balances. This was partially offset by $242.4 million growth in the Corporation’s loan average balances compared to June 30, 2005.

     The cost of interest bearing liabilities increased 104 basis points compared to the second quarter of 2005. This was comprised of a 98 basis point increase in interest bearing deposit costs to 3.11 percent while other borrowing costs increased 140 basis points to 4.61 percent. Interest-bearing liability average balances decreased $322.1 million compared to June 30, 2005. The decrease was primarily due to the balance sheet repositioning which resulted in a $382.9 million decline in other borrowings average balances. This decline in interest bearing liabilities average balances was partially offset by a $60.8 million increase in interest-bearing deposit average balances compared to June 30, 2005, driven by a $122.9 million increase in money market average balances.
     For the six months ended June 30, 2006, net interest income on a FTE basis amounted to $65.9 million, an increase of approximately 5 percent from $63.0 million for the six months ended June 30, 2005. The increase was primarily due to a $317.8 million increase in average loan balances, an increase in the percentage of earning assets funded by low-cost core deposits (money market, demand and savings accounts) and the balance sheet repositioning which occurred in late October 2005.
     The net interest margin (tax-adjusted net interest income divided by average interest-earning assets) increased 34 basis points to 3.38 percent for the six months ended June 30, 2006, compared to 3.04 percent in the same 2005 period. The improvements were primarily the result of the previously disclosed October 2005 balance sheet repositioning and improved pricing discipline.
     The increase in earning asset yields of 120 basis points was driven by two factors. First, loan yields increased 111 basis points to 7.04 percent and securities yields increased 42 basis points to 4.34 percent. Second, the percentage of higher yielding assets improved as a result of the balance sheet repositioning. The percentage of investment securities (which have lower yields than loans, on average) to total earning assets was reduced from 33 percent to 22 percent over the past year. Interest earning asset average balances decreased $264.6 million to $3.91 billion for the six months ended June 30, 2006 compared to $4.18 billion for the same 2005 period. The decrease was primarily due to the balance sheet repositioning which resulted in a $583.1 million decline in average securities balances. This was partially offset by $317.8 million growth in the Corporation’s loan average balances compared to the six months ended June 30, 2005.
     The cost of interest bearing liabilities increased 102 basis points compared to the six months ended June 30, 2005. This was comprised of a 96 basis point increase in interest bearing deposit costs to 2.97 percent while other borrowing costs increased 142 basis points to 4.44 percent. Interest-bearing liability average balances decreased $300.4 million compared to the six months ended June 30, 2005. The decrease was primarily due to the balance sheet repositioning which resulted in a $388.7 million decline in other borrowings average balances. This decline in interest bearing liabilities average balances was partially offset by a $88.2 million increase in interest-bearing deposit average balances compared to the six months ended June 30, 2005, driven by a $96.3 million increase in money market average balances.
     The following table compares interest income and yields for interest earning asset average balances and interest expense and rates paid on interest bearing liability average balances for the three months ended June 30, 2006 and 2005. In addition, the table includes the net interest margin.

Table Three
Average Balances and Net Interest Income Analysis

	Second Quarter 2006			Second Quarter 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense	Paid(5)

Interest earning assets:
Loans and loans held for sale(1)(2)(3)	$3,030,815	$54,167	7.17%	$2,788,438	$42,016	6.04%
Securities — taxable	819,886	8,534	4.16	1,331,470	12,594	3.78
Securities — nontaxable	101,140	1,520	6.01	110,383	1,551	5.62
Federal funds sold	3,011	37	4.93	1,641	12	2.88
Interest bearing bank deposits	5,983	60	4.02	4,300	26	2.47

Total earning assets(4)	3,960,835	64,318	6.51	4,236,232	56,199	5.32

Cash and due from banks	77,115			91,346
Other assets	238,385			216,268

Total assets	$4,276,335			$4,543,846

Interest bearing liabilities:
Demand deposits	928,151	5,103	2.21	782,768	1,821	0.93
Savings deposits	121,130	65	0.22	125,049	70	0.23
Other time deposits	1,312,993	13,175	4.02	1,393,675	10,319	2.97
Other borrowings	1,108,734	12,752	4.61	1,491,636	12,104	3.21

Total interest bearing liabilities	3,471,008	31,095	3.59	3,793,128	24,314	2.55

Noninterest bearing sources:
Noninterest bearing deposits	427,923			387,898
Other liabilities	41,425			42,408
Shareholders’ equity	335,979			320,412

Total liabilities and shareholders’ equity	$4,276,335			$4,543,846

Net interest spread			2.92			2.77
Impact of noninterest bearing sources			0.44			0.26

Net interest income/ yield on earning assets		$33,223	3.36%		$31,885	3.03%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes loan fees and amortization of deferred loan fees of approximately $701 and $529 for the second quarter of 2006 and 2005, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for the second quarter of 2006 and 2005. The adjustments made to convert to a taxable-equivalent basis were $576 and $595 for the second quarter of 2006 and 2005, respectively.

(5)	Annualized
     The following table compares interest income and yields for interest earning asset average balances and interest expense and rates paid on interest bearing liability average balances for the six months ended June 30, 2006 and 2005. In addition, the table includes the net interest margin.

Table Four
Average Balances and Net Interest Income Analysis

	Six Months Ended June
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense	Paid(5)

Interest earning assets:
Loans and loans held for sale(1) (2) (3)	$2,988,596	$104,473	7.04%	$2,670,810	$78,516	5.93%
Securities — taxable	814,175	16,842	4.14	1,389,491	26,406	3.80
Securities — nontaxable	103,735	3,063	5.91	111,543	3,044	5.46
Federal funds sold	3,115	73	4.70	1,585	21	2.66
Interest bearing bank deposits	5,348	99	3.75	6,157	69	2.27

Total earning assets(4)	3,914,969	124,550	6.40	4,179,586	108,056	5.20

Cash and due from banks	87,409			92,351
Other assets	237,628			220,157

Total assets	$4,240,006			$4,492,094

Interest bearing liabilities:
Demand deposits	929,956	9,399	2.04	795,232	3,357	0.85
Savings deposits	120,616	130	0.22	124,140	140	0.23
Other time deposits	1,316,992	25,376	3.89	1,359,964	19,227	2.85
Other borrowings	1,079,295	23,746	4.44	1,467,904	22,298	3.02

Total interest bearing liabilities	3,446,859	58,651	3.43	3,747,240	45,022	2.41

Noninterest bearing sources:
Noninterest bearing deposits	420,364			380,421
Other liabilities	40,392			45,978
Shareholders’ equity	332,391			318,455

Total liabilities and Shareholders’ equity	$4,240,006			$4,492,094

Net interest spread			2.97			2.80
Impact of noninterest bearing sources			0.41			0.24

Net interest income/ yield on earning assets		$65,899	3.38%		$63,034	3.04%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of approximately $1,446 and $996 for the six months ended June 30, 2006 and 2005, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for the first six months of 2006 and 2005. The adjustments made to convert to a taxable-equivalent basis were $1,162 and $1,170 for the six months ended June 30, 2006 and 2005, respectively.

(5)	Annualized

Changes in net interest income for the three months ended June 30, 2006 and June 30, 2005 are as follows:
Table Five
Volume and Rate Variance Analysis

	Three Months Ended
	June 30, 2006 versus June 30, 2005
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume (1)
	2006			2005
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale(2)	$54,167	$8,159	$3,992	$42,016
Securities — taxable	8,534	1,024	(5,084)	12,594
Securities — nontaxable(2)	1,520	103	(134)	1,551
Federal funds sold	37	12	13	12
Interest bearing bank deposits	60	20	14	26

Total interest income	$64,318	$9,318	$(1,199)	$56,199

Interest expense:
Demand deposits	$5,103	$2,711	$571	$1,821
Savings deposits	65	(3)	(2)	70
Other time deposits	13,175	3,560	(704)	10,319
Other borrowings	12,752	4,405	(3,757)	12,104

Total interest expense	31,095	10,673	(3,892)	24,314

Net interest income	$33,223	$(1,355)	$2,693	$31,885

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Three for further details.
     Changes in net interest income for the six months ended June 30, 2006 and June 30, 2005 are as follows:
Table Six
Volume and Rate Variance Analysis

	Six Months Ended
	June 30, 2006 versus June 30, 2005
	Increase (Decrease) in Net Interest Income
	Due to Change in Rate and Volume(1)
	2006			2005
	Income/			Income/
(Dollars in thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale(2)	$104,473	$15,732	$10,225	$78,516
Securities — taxable	16,842	1,853	(11,417)	26,406
Securities — nontaxable(2)	3,063	241	(222)	3,044
Federal funds sold	73	24	28	21
Interest bearing bank deposits	99	42	(12)	69

Total interest income	$124,550	$17,892	$(1,398)	$108,056

Interest expense:
Demand deposits	$9,399	$5,077	$965	$3,357
Savings deposits	130	(7)	(3)	140
Other time deposits	25,376	6,867	(718)	19,227
Other borrowings	23,746	8,676	(7,228)	22,298

Total interest expense	58,651	20,613	(6,984)	45,022

Net interest income	$65,899	$(2,721)	$5,586	$63,034

(1)	The changes for each category of income and expense are divided between the portion of change attributable to the variance in rate or volume for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

(2)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Four for further details.

Noninterest Income
     The major components of noninterest income are derived from service charges on deposit accounts, mortgage, brokerage, insurance and wealth management. In addition, the Corporation realizes securities gains and losses, gains and losses from transactions involving bank owned property and income from its BOLI policies.
     Noninterest income decreased $0.1 million, or less than 1 percent, to $17.2 million compared to the second quarter of 2005. The year over year comparison of noninterest income was impacted by several unique transactions which include: Bank Owned Life Insurance (“BOLI”) claims of $0.9 million in the second quarter of 2005 versus none in the same quarter of 2006; $0.2 million of losses in the Corporation’s SBIC/Venture Capital portfolio in the second quarter of 2005 versus $11,000 of gains in the same quarter of 2006; and $0.2 million of gains on the sale of bank property in the second quarter of 2005 versus $0.1 million in the second quarter of 2006. Excluding these transactions, noninterest income increased $0.7 million, or 5 percent, compared to the second quarter of 2005.
     Deposit service charges increased $0.4 million due to checking account growth and increases in NSF volume. ATM and merchant income increased $0.4 million due primarily to growth in ATM and debit card fees as a result of increased transaction volume. Insurance services income decreased $0.2 million primarily as a portion of revenue traditionally recorded in the second quarter was received in the first quarter of 2006.
     Noninterest income increased $2.4 million to $35.5 million for the six months ended June 30, 2006 compared to the same period in 2005. The year over year comparison of noninterest income was impacted by several transactions which include: Bank Owned Life Insurance (“BOLI”) claims of $0.9 million in the first half of 2005 versus none in the same 2006 period; $0.2 million of losses in the Corporation’s SBIC/Venture Capital portfolio in the first half of 2005 versus $0.6 million of gains in the same 2006 period; and $0.7 million of gains on the sale of bank property in the first half of 2005 versus $0.2 million in the second 2006 period.
     Deposit service charges increased $0.9 million due to checking account growth and increases in NSF volume. ATM and debit card income increased $0.8 million due primarily to growth in ATM and debit card fees as a result of increased transaction volume. Insurance services revenues increased $0.5 million due to an increase in contingency income. Mortgage loan fees increased $0.5 million due to an increase in the volume of loans sold in 2006 compared to the first half of 2005.
     The following table compares noninterest income for the periods indicated.
Table Seven
Noninterest Income

	Three Months				Six Months
	Ended June 30,		Increase/(Decrease)		Ended June 30,		Increase/(Decrease)
(Dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Service charges on deposit accounts	$7,469	$7,061	$408	5.8%	$14,167	$13,297	$870	6.5%
Wealth management income	1,535	1,596	(61)	(3.8)	3,199	3,176	23	0.7
Gain (loss) on sale of securities	32	18	14	77.8	32	(31)	63	(203.2)
Gain (loss) from equity method investments	11	(174)	185	106.3	556	(232)	788	(339.7)
Mortgage services income	916	817	99	12.1	1,724	1,211	513	42.4
Brokerage services income	692	793	(101)	(12.7)	1,403	1,595	(192)	(12.0)
Insurance services income	2,857	3,099	(242)	(7.8)	7,147	6,611	536	8.1
Bank owned life insurance	850	1,762	(912)	(51.8)	1,677	2,589	(912)	(35.2)
Gain on sale of property	107	188	(81)	(43.1)	188	717	(529)	(73.8)
ATM & merchant income	2,117	1,719	398	23.2	4,015	3,169	846	26.7
Other	654	438	216	49.3	1,373	1,029	344	33.4

Total noninterest income	$17,240	$17,317	$(77)	(0.4)%	$35,481	$33,131	$2,350	7.1%

Noninterest Expense
     Noninterest expense increased $2.1 million to $31.4 million compared to the second quarter of 2005. Of this, $1.5 million is attributable to expenses related to First Charter’s Raleigh investments and a recent de novo branch in South Charlotte.

     Salaries and employee benefits increased $0.9 million compared to the second quarter of 2005, of which $0.7 million is due to additional personnel related to the Raleigh market expansion and the Charlotte de novo branch. Expenses associated with equity-based compensation (SFAS 123(R)) totaled $0.6 million, while increased commission-based compensation contributed $0.4 million toward the increase in salary and employee benefits. These increases were partially offset by a $1.1 million expense associated with a legacy employee benefit plan in the second quarter of 2005, which did not recur in 2006 and by lower benefit expenses due to a reduction in incentive accruals and lower health care expenses.
     Compared to the second quarter of 2005 professional services increased $0.3 million, data processing increased $0.2 million as a result of increased ATM and debit transaction costs and occupancy and equipment expense increased $0.2 million related to additional Raleigh financial centers and the Charlotte de novo branch.
     Noninterest expense increased $4.7 million to $62.9 million for the six months ended June 30, 2006 compared to the same 2005 period. Of this, $2.8 million is attributable to expenses related to First Charter’s Raleigh investments and a recent de novo branch in South Charlotte.
     Salaries and employee benefits increased $3.0 million compared to the first half of 2005, of which $1.5 million is due to additional personnel related to the Raleigh market expansion and the Charlotte de novo branch. Expenses associated with equity-based compensation (SFAS 123(R)) totaled $1.1 million, while increased commission-based compensation and 401(k) expenses contributed $0.9 million and $0.5 million, respectively, toward the increase in salary and employee benefits. These increases were partially offset by a $1.1 million expense associated with a legacy employee benefit plan and by $1.0 million of expenses associated with the former CFO’s retirement in 2005, which did not recur in 2006.
     Occupancy and equipment expense increased $0.6 million related to additional Raleigh financial centers and the Charlotte de novo branch. Professional services increased $0.4 million as a result of consulting services on capital projects and marketing expenses increased $0.3 million due to the Raleigh market entry.
     The following table compares noninterest expense for the periods indicated.
Table Eight
Noninterest Expense

	Three Months				Six Months
	Ended June 30,		Increase/(Decrease)		Ended June 30,		Increase/(Decrease)
(Dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Salaries and employee benefits	$16,824	$15,908	$916	5.8%	$34,517	$31,477	$3,040	9.7%
Occupancy and equipment	4,887	4,687	200	4.3	9,657	9,068	589	6.5
Data processing	1,491	1,333	158	11.9	2,944	2,654	290	10.9
Marketing	1,196	1,065	131	12.3	2,484	2,145	339	15.8
Postage and supplies	1,328	1,187	141	11.9	2,559	2,395	164	6.8
Professional services	2,305	1,984	321	16.2	4,255	3,897	358	9.2
Amortization of intangibles	154	126	28	22.2	304	257	47	18.3
Telephone	528	551	(23)	(4.2)	1,107	1,079	28	2.6
Other	2,723	2,523	200	7.9	5,121	5,261	(140)	(2.7)

Total noninterest expense	$31,436	$29,364	$2,072	7.1%	$62,948	$58,233	$4,715	8.1%

Income Tax Expense
     Income tax expense for the three months ended June 30, 2006 was $6.0 million for an effective tax rate of 34.3 percent, compared to $5.1 million representing an effective tax rate of 31.1 percent for the same period of 2005. The income tax expense for the six months ended June 30, 2006 was $11.9 million representing an effective tax rate of 34.1 percent, compared to $10.4 million for an effective tax rate of 32.5 percent for the same 2005 period. The increase in the effective tax rate is primarily due to a decrease in estimated nontaxable adjustments relative to pre-tax income.
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
     At June 30, 2006, securities available-for-sale were $884.4 million or 22.2 percent of total earning assets, compared to $899.1 million or 23.3 percent of total earning assets at December 31, 2005. Pre-tax unrealized net losses on securities available-for-sale were $28.6 million at June 30, 2006, compared to pre-tax unrealized net losses of $18.6 million at December 31, 2005. This increase was due to a rise in interest rates across the yield curve. To mitigate the risk of unrealized losses increasing due to rising interest rates, the Corporation’s current investment strategy focuses on holding shorter duration securities with more predictable cash flows in a variety of interest rate scenarios. This will allow the Corporation to reinvest the cash flows of the portfolio into higher rate securities or fund loan growth in a rising interest rate environment. The weighted average duration of the portfolio was 2.3 years at June 30, 2006 compared to 2.5 years at December 31, 2005.
Loan Portfolio
     The Corporation’s loan portfolio consists of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Consumer, and Home Equity. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the maturity can extend out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of commercial real estate, commercial non real estate and construction loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. This program enables the Corporation to diversify both its geographic and its total exposure risk.
     Gross loans increased $126.4 million, or 9 percent annualized, to $3.07 billion at June 30, 2006 compared to $2.95 billion at December 31, 2005. The growth was driven by commercial real estate and construction loans which increased $120.4 million and $51.6 million, respectively. Mortgage loans declined $15.7 million due, in part, to normal loan amortization and the Corporation’s strategy of selling most of its new mortgage production in the secondary market. Home equity loans declined $14.2 million partly as a result of customers refinancing adjustable rate home equity loans into fixed rate first mortgage loans.

Commercial non real estate loans declined $13.0 million and consumer loans declined $2.8 million. In late 2005 and early 2006, the Corporation expanded into the Raleigh, North Carolina market with four de novo financial centers. On June 30, 2006 First Charter had $81.2 million in loan balances from the Raleigh market.
     The table below summarizes loans in the classifications indicated.
Table Nine
Loan Portfolio Composition

	June 30,	%	December 31,	%
(Dollars in thousands)	2006	of Total Loans	2005	of Total Loans

Commercial real estate	$885,981	28.8%	$780,597	26.5%
Commercial non real estate	220,433	7.2	233,409	7.9
Construction	584,094	19.0	517,392	17.6
Mortgage	557,338	18.1	573,007	19.4
Consumer	355,815	11.6	358,592	12.2
Home equity	468,685	15.3	482,921	16.4

Total loans	3,072,346	100.0	2,945,918	100.0

Less — allowance for loan losses	(29,520)	(1.0)	(28,725)	(1.0)
Unearned income	(58)	(0.0)	(173)	(0.0)

Loans, net	$3,042,768	99.0%	$2,917,020	99.0%

Deposits
     Deposits totaled $2.99 billion at June 30, 2006, a $189.3 million increase from December 31, 2005. Period-end core deposits (money market, demand and savings accounts) increased $92.5 million to $1.57 billion at June 30, 2006. Retail certificates of deposit (“CDs”) increased $55.8 million from December 31, 2005 to $972.4 million. The increase was largely driven by customer preferences for the higher yields offered by CDs relative to other bank deposit products at the time. The Corporation utilizes brokered CDs, which increased $41.0 million to $446.2 million, as an alternative source of cost-effective funding.
Other Borrowings
     Other borrowings consist of Federal Funds purchased, securities sold under agreements to repurchase, commercial paper and other short-term borrowings, and long-term borrowings. At June 30, 2006, the Bank had available federal funds lines totaling $145.0 million with $10.0 million outstanding compared to $25.0 million outstanding at December 31, 2005. Securities sold under agreements to repurchase totaled $209.8 million at June 30, 2006 compared to $287.3 million at December 31, 2005.
     The Corporation issues commercial paper as another source of short-term funding. Commercial paper outstanding at June 30, 2006 was $43.1 million compared to $58.4 million at December 31, 2005.
     Other short-term borrowings include FHLB borrowings with an original maturity of one year or less. During the first half of 2006, short-term FHLB borrowings decreased $50.0 million to $90.0 million as short-term funding needs were met by deposit growth.
     Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities (the “Trust Securities”). At June 30, 2006, the Bank had $581.0 million of long-term FHLB borrowings compared to $496.0 million at December 31, 2005. In addition, the Corporation had $61.9 million of subordinated debentures at both June 30, 2006 and December 31, 2005.

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
Loan Administration and Underwriting
     The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships less than $750,000 may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750,000. The exceptions to this include City Executives (senior loan officers) who are authorized to approve relationships up to $1.0 million. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Commitments over $5.0 million are further reviewed by senior lending officers of the Bank, the Chief Risk Officer and the Credit Risk Management Committee comprised of executive and senior management. In addition, commitments over $10.0 million are reviewed by the Board of Directors Credit and Compliance Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. As of June 30, 2006, the Corporation had a legal lending limit of $60.3 million and a general target lending limit of $10.0 million per relationship.
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
     At June 30, 2006, the substantial majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate portfolio, represents loans to borrowers within the Charlotte and Raleigh

Metro regions. The diversity of the Charlotte and Raleigh Metro regions’ economic base tends to provide a stable lending environment; however, an economic downturn in the Corporation’s primary market area could adversely affect its business. No significant concentration of credit risk has been identified due to the diverse industrial base in the region.
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
Derivatives
     The Corporation enters into interest rate swap agreements or other derivative transactions as business conditions warrant. As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. As a result, the Corporation extinguished $222 million in debt and terminated the related interest rate swaps. As of June 30, 2006 and December 31, 2005, the Corporation had no interest rate swap agreements or other derivative transactions outstanding.
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
     Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor, as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. As of June 30, 2006, no loans were 90 days or more past due and still accruing interest.
     The table below summarizes the Corporation’s nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.
Table Ten
Nonperforming and Problem Assets

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2006	2006	2005	2005	2005

Nonaccrual loans	$7,763	$9,211	$10,811	$7,071	$9,858
Other real estate owned	5,902	6,072	5,124	6,079	6,390

Total nonperforming assets	13,665	15,283	15,935	13,150	16,248

Loans 90 days or more past due and still accruing interest	—	—	—	—	—

Total nonperforming assets and loans 90 days or more past due and still accruing interest	$13,665	$15,283	$15,935	$13,150	$16,248

Nonperforming assets as a percentage of:
Total assets	0.31%	0.36%	0.38%	0.28%	0.35%
Total loans and other real estate owned	0.44	0.51	0.54	0.45	0.57
Nonaccrual loans as a percentage of loans	0.25	0.31	0.37	0.24	0.34
Ratio of allowance for loan losses to nonperforming loans	3.80x	3.20 x	2.66x	4.21 x	2.95 x

     Nonaccrual loans totaled $7.8 million at June 30, 2006, representing a $3.0 million decrease from $10.8 million at December 31, 2005. The decrease was due, in part, to a previously disclosed $1.6 million paydown of one commercial loan which moved to nonaccrual status in the fourth quarter of 2005 and the transfer of several consumer loans to OREO. Correspondingly, OREO increased $0.8 million from December 31, 2005. OREO balances were impacted by a $0.4 million commercial write down during the second quarter of 2006. Nonperforming assets as a percentage of total loans and other real estate owned decreased to 0.44 percent at June 30, 2006 compared to 0.54 percent at December 31, 2005 and 0.57 percent at June 30, 2005.
     Nonaccrual loans at June 30, 2006 and December 31, 2005 were not concentrated in any one industry and primarily consisted of loans secured by real estate. Nonaccrual loans as a percentage of loans may increase as economic conditions change. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.
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
     As noted above, the Corporation uses historical loss rates as a component of estimating future losses in the loan portfolio. The Corporation monitors the factors generated by the historical loss migration model and may from time to time adjust the rates included in the allowance for loan loss model. Since the Corporation has experienced favorable credit quality trends for an extended period of time, those trends have been reducing the calculated historical loss rates for certain predefined loan categories. Based on results from the historical loss migration model and Managements assessment of the risk inherent in the portfolio, effective on for the quarter ending June 30, 2006, the Corporation reduced its historical loss rates included in the allowance for loan loss model on certain commercial loan categories with similar risks resulting in a reduction of approximately $0.6 million in required allowance.
     During the six months ended June 30, 2006, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Based on its review for the six months ended June 30, 2006, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market area did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.
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
Table Eleven
Allowance For Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Balance, beginning of period	$29,505	$27,483	$28,725	$26,872

Loan charge-offs:
Commercial non real estate	108	345	359	856
Commercial real estate	260	305	335	858
Mortgage	10	26	21	75
Consumer	447	615	948	1,216
Home equity	310	225	701	429

Total loans charged-off	1,135	1,516	2,364	3,434

Recoveries of loans previously charged-off:
Commercial non real estate	111	83	439	522
Mortgage	—	36	—	36
Consumer	159	68	321	258

Total recoveries of loans previously charged-off	270	187	760	816

Net charge-offs	865	1,329	1,604	2,618

Provision for loan losses	880	2,878	2,399	4,778
Allowance related to loans sold	—	—	—	—

Balance, June 30	$29,520	$29,032	$29,520	$29,032

Average loans	$3,021,004	$2,781,606	$2,980,344	$2,665,063
Net charge-offs to average loans (annualized)	0.11%	0.19%	0.11%	0.20%
Allowance for loan losses to gross loans	0.96	1.02	0.96	1.02

     The allowance for loan losses was $29.5 million or 0.96 percent of gross loans at June 30, 2006 compared to $28.7 million or 0.98 percent of gross loans at December 31, 2005 and $29.0 million or 1.02 percent of gross loans at June 30, 2005. The lower allowance for loan loss ratio compared to a year ago is related to the Corporation’s improved credit quality trends.
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
     The provision for loan losses for the three and six months ended June 30, 2006 amounted to $0.8 million and $2.4 million, respectively. This compares to a provision for loan losses of $2.9 million and $4.8 million for the three and six months ended June 30, 2005, respectively. The decrease in the provision for loan losses was primarily attributable to improved credit quality trends and a decrease in net charge-offs. Net charge-offs for the three months ended June 30, 2006 amounted to $0.9 million, or 0.11 percent of average loans, compared to $1.3 million, or 0.19 percent of average loans for the same 2005 period. For the six months ended June 30, 2006, net charges-offs amounted to $1.6 million, or 0.11 percent of average loans, compared to $2.6 million, or 0.20 percent of average loans for the same 2005 period.
Market Risk Management
Asset-Liability Management and Interest Rate Risk
     The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance approval by Management and the Board of Directors. Management primarily analyzes interest rate risk in two fundamentally different ways: earnings simulation and market value of equity. The first method uses an earnings simulation model to assess the amount of near-term earnings at risk (net interest income at risk over a 12 month horizon) due to changes in interest rates. In analyzing interest rate sensitivity for policy measurement, net interest income is simulated in plus and minus 200 basis point rate shock scenarios relative to the implied forward interest rate scenario for the next 12 months. At June 30, 2006, First Charter estimated that its net interest income at risk to a plus and minus 200 basis point rate shock relative to the implied forwards was a positive 5 percent and negative 3 percent, respectively.
     The second method management uses to analyze interest rate risk is to calculate the market value of equity for the Corporation. This calculation discounts the anticipated cash flows of a static balance sheet using current rates. Management then recalculates the Corporation’s market value of equity in plus and minus 200 basis point rate shock scenarios. The Corporation has established a 15 percent limit for the market value of equity at risk for a 200 basis point rate shock. At June 30, 2006, the Corporation’s market value at risk for a 200 basis point increase and decrease relative to the implied forward rate forecast was a negative 11 percent and positive 7 percent, respectively.
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
     Table Twelve summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold and interest-bearing bank deposits are excluded from Table Twelve as their respective carrying values approximate fair values. These financial instruments generally expose the

Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted average expected life, obtained from an outside evaluation of the average remaining life of each security based on expected prepayment speeds of the underlying mortgages at June 30, 2006. These expected maturities, weighted average effective yields and fair values will change if interest rates change. Demand deposits, money market accounts and certain savings deposits are presented in the earliest maturity window because they have no stated maturity. For interest rate risk analytical purposes, these non-maturity deposits are believed to have average lives longer than shown here.
Table Twelve
Market Risk

June 30, 2006
		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Book value	$715,668	$229,222	$252,505	$157,044	$58,171	$6,206	$12,520
Weighted average effective yield	4.07%
Fair value	$691,253
Variable rate
Book value	$152,088	27,548	27,592	27,210	19,389	2,207	48,142
Weighted average effective yield	4.40%
Fair value	$147,508
Loans and loans held for sale
Fixed rate
Book value	$826,863	173,332	154,923	149,171	104,534	106,591	138,312
Weighted average effective yield	6.54%
Fair value	$812,664
Variable rate
Book value	$2,253,807	905,113	334,132	233,492	114,654	81,315	585,101
Weighted average effective yield	7.49%
Fair value	$2,227,823

Liabilities
Deposits
Fixed rate
Book value	$1,418,597	1,239,187	138,605	27,881	7,214	4,567	1,143
Weighted average effective yield	4.17%
Fair value	$1,421,312
Variable rate
Book value	$1,120,473	286,165	285,686	285,097	123,987	65,680	73,858
Weighted average effective yield	2.23%
Fair value	$1,034,053
Long-term borrowings
Fixed rate
Book value	$260,970	90,052	50,054	70,058	60	50,064	681
Weighted average effective yield	4.58%
Fair value	$254,500
Variable rate
Book value	$381,857	200,000	—	120,000	—	—	61,857
Weighted average effective yield	5.86%
Fair value	$383,490

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
Table Thirteen
Commitments
As of June 30, 2006

	Amount of Commitment Expiration Per Period
	Less than				Total Amounts
(Dollars in thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Committed

Lines of Credit	$33,390	$2,402	$1,808	$429,502	$467,102
Standby Letters of Credit	17,587	1,565	—	—	19,152
Loan Commitments	524,869	133,915	30,322	13,154	702,260

Total Commitments	$575,846	$137,882	$32,130	$442,656	$1,188,514

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
     Liquidity is managed at two levels. The first is the liquidity of the Corporation. The second is the liquidity of the Bank. The management of liquidity at both levels is essential, because the Corporation and the Bank have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements.
     The primary source of funding for the Corporation includes dividends received from the Bank and proceeds from the issuance of equity securities. In addition, the Corporation had a $25.0 million bank line of credit with no outstandings and commercial paper outstandings of $43.1 million at June 30, 2006. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases and dividends paid to shareholders. During the second and third quarter of 2005, the Corporation issued Trust Securities through specially formed trusts. The Trust Securities are presented as long-term borrowings in the Consolidated Balance Sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
     Primary sources of funding for the Bank include customer deposits, wholesale deposits, other borrowings, loan repayments and securities available-for-sale. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At June 30,

2006, the Bank had an available line of credit with the FHLB totaling $1.28 billion with $671.0 million outstanding. At June 30, 2006, the Bank also had $145.0 million of federal funds lines with $10.0 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.
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
     Shareholders’ equity at June 30, 2006 increased to $336.9 million, representing 7.7 percent of period-end assets compared to $323.6 million or 7.6 percent of period-end assets at December 31, 2005. The increase was due mainly to net income of $23.0 million and $4.5 million of stock options exercised and dividend reinvestment stock issued. These increases were partially offset by cash dividends of $0.385 per share, which resulted in cash dividend declarations of $11.6 million for the six months ended June 30, 2006. In addition, the after-tax unrealized loss on securities available-for-sale increased $6.1 million to $17.3 million at June 30, 2006 compared to $11.3 million at December 31, 2005. This increase was due to a rise in interest rates across the yield curve.
     On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of June 30, 2006, the Corporation had repurchased a total of approximately 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the three months ended June 30, 2006.
     On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At June 30, 2006 no shares had been repurchased under this authorization.
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
     The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At June 30, 2006, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks.

     The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the table below:
Table Fourteen
Capital Ratios

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2006:
Total Capital (to Risk Weighted Assets)
First Charter Corporation	$421,938	12.04%	$280,296	8.00%	None	None
First Charter Bank	402,053	11.52	279,219	8.00	$349,024	10.00%

Tier I Capital (to Risk Weighted Assets)
First Charter Corporation	$392,264	11.20%	$140,148	4.00%	None	None
First Charter Bank	372,533	10.67	139,610	4.00	$209,414	6.00%

Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$392,264	9.17%	$171,123	4.00%	None	None
First Charter Bank	372,533	8.75	170,385	4.00	$212,981	5.00%
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
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. The Interpretation clarifies the accounting for uncertain tax positions and requires the Corporation to recognize management’s best estimate of the impact of a tax position only if it is considered “more likely than not,” as defined in SFAS No. 5, Accounting for Contingencies, of being sustained on audit based solely on the technical merits of the tax position. The Interpretation is effective as of the first fiscal year beginning after December 15, 2006. Management is currently evaluating the effect of this Interpretation and its impact on the consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management — Asset-Liability Management and Interest Rate Risk on page 35 for Quantitative and Qualitative Disclosures about Market Risk.
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
Item 1A. Risk Factors
     As discussed in this report, on June 1, 2006 the Corporation entered into and announced a definitive Agreement and Plan of Merger to acquire all outstanding shares of GBC Bancorp, Inc. (“GBC”), parent of Gwinnett Banking Company (the “Merger”), which remains subject to various contingencies, including approval by the GBC shareholders and customary bank regulatory approvals. The following risk factor is being provided in addition to the risk factors previously disclosed in “Item 1A Risk Factors” of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
Risks Associated with the Merger
     The Corporation may fail to realize the anticipated benefits and cost savings associated with the Merger. Achievement of these benefits and cost savings relies heavily on the successful integration of the combined businesses, which also may divert the attention of management. Failure to successfully integrate and achieve these benefits and cost savings could have a material adverse affect on the Corporation. In addition, the Corporation has not previously operated in the extremely competitive greater Atlanta metropolitan market area and there may be unexpected challenges and difficulties that could adversely affect the Corporation following the consummation of the Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Sale of Unregistered Equity Securities
     As previously disclosed, on December 1, 2004, the Corporation, through First Charter Bank, its primary banking subsidiary, acquired substantially all of the assets of Smith & Associates Insurance Services, Inc., a property and casualty insurance agency (the “Agency”), pursuant to an Asset Purchase Agreement, dated as of the same date (the “Purchase Agreement”). No underwriters were used in connection with this transaction. In connection with this transaction, the Corporation issued an aggregate of 27,726 shares of Common Stock valued at $750,000 to the Agency. Based on this agreement and the performance of the business, on May 1, 2006 the Corporation issued 14,463 additional shares of Common Stock valued at $362,000 for the period of December 1, 2004 through November 30, 2005. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The Purchase Agreement also contemplates additional, subsequent issuances of Common Stock based upon the future performance of the Agency. The Corporation presently expects the value of future issuances, if earned, to total approximately $490,000.
     (c) Issuer Purchases of Equity Securities
     The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended June 30, 2006.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs (1)	Programs

April 1, 2006–April 30, 2006	—	—	—	1,625,400
May 1, 2006–May 31, 2006	—	—	—	1,625,400
June 1, 2006–June 30, 2006	—	—	—	1,625,400

Total	—	—	—	1,625,400

(1)	On January 24, 2002, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to 1.5 million shares of the Corporation’s common stock from time to time. As of June 30, 2006, the Corporation had repurchased 1,374,600 shares under this authorization. No shares were repurchased under this authorization during the quarter ended June 30, 2006. On November 3, 2003, the Corporation announced that its Board of Directors had authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of June 30, 2006, no shares have been repurchased under this authorization. These stock repurchase plans have no set expiration or termination date.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	First Charter Corporation’s Annual Meeting of Shareholders was held on April 26, 2006.

(c)	The following are the voting results on each matter (exclusive of procedural matters) submitted to the shareholders:
1.	To elect five directors to the Corporation’s Board of Directors with terms expiring in 2009 and one director with a term expiring in 2007.

	For	Withheld
Terms Expiring in 2009
Michael R. Coltrane	23,845,762	348,504
Charles A. James	23,887,144	307,122
Robert E. James, Jr.	23,862,425	331,841
Ellen L. Messinger	23,886,286	307,980
Hugh H. Morrison	23,894,179	300,087

Term Expiring in 2007

Walter H. Jones, Jr.	19,830,592	4,363,314
2.	To ratify the action of the Corporation’s Audit Committee in appointing KPMG LLP, an independent registered public accounting firm, as their auditor for 2006.

For	23,820,472
Against	270,416
Abstain	103,375
Broker Non-Votes	3

Item 5. Other Information
Not Applicable.
Item 6. Exhibits

Exhibit No.
(per Exhibit Table
in item 601 of
Regulation S-K)	Description of Exhibits
2.1	Agreement and Plan of Merger, dated June 1, 2006, between the Registrant and GBC Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated June 1, 2006.

10.1	Change in Control Agreement, dated September 21, 2005 by and between the Registrant and Josephine Sawyer.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

Date: August 9, 2006	By:	/s/ Charles A. Caswell Charles A. Caswell
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer duly authorized to
sign on behalf of the registrant)