Form 10-Q
period 2006-09-30
FIRST CHARTER CORP /NC/
filed 2006-11-09
CIK 717306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Registrant’s telephone number, including area code: (704) 688-4300
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐           Accelerated Filer ☑           Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐      No ☑
As of November 8, 2006, the Registrant had outstanding 34,312,472 shares of Common Stock, no par value.

First Charter Corporation
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006
All reports filed electronically by First Charter Corporation with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporations’ Web site at www.firstcharter.com. These filings are also accessible on the SEC’s Web site at www.sec.gov.

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
First Charter Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
(Dollars in thousands, except share data)	2006	2005

Assets
Cash and due from banks	$76,215	$119,080
Federal funds sold	33,690	2,474
Interest-bearing bank deposits	2,999	3,998

Cash and cash equivalents	112,904	125,552
Securities available for sale (cost of $912,635 and $917,710; carrying amount of pledged collateral $546,576 and $557,132)	899,120	899,111
Loans held for sale	10,923	6,447
Portfolio loans	3,091,820	2,945,918
Unearned income	(37)	(173)
Allowance for loan losses	(29,919)	(28,725)

Portfolio loans, net	3,061,864	2,917,020
Premises and equipment, net	106,918	106,773
Goodwill and other intangible assets	22,088	21,897
Other assets	170,851	155,620

Total assets	$4,384,668	$4,232,420

Liabilities
Deposits, domestic
Noninterest-bearing demand	$452,853	$429,758
Interest bearing	2,502,001	2,369,721

Total deposits	2,954,854	2,799,479
Federal funds purchased and securities sold under agreements to repurchase	199,343	312,283
Commercial paper and other short-term borrowings	144,645	198,432
Long-term debt	687,810	557,859
Accured expenses and other liabilities	45,442	40,772

Total liabilities	4,032,094	3,908,825
Shareholders’ equity
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 31,200,883 and 30,736,936 shares at September 30, 2006 and December 31, 2005, respectively	141,173	133,408
Common stock held in Rabbi Trust for deferred compensation	(1,087)	(893)
Deferred compensation payable in common stock	1,087	893
Retained earnings	219,580	201,442
Accumulated other comprehensive loss	(8,179)	(11,255)

Total shareholders’ equity	352,574	323,595

Total liabilities and shareholders’ equity	$4,384,668	$4,232,420

See notes to consolidated financial statements

First Charter Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except share and per share data)	2006	2005	2006	2005

Interest income
Loans	$56,916	$45,892	$161,299	$124,303
Securities	10,021	13,135	28,854	41,520
Federal funds sold and interest-bearing bank deposits	148	53	320	143

Total interest income	67,085	59,080	190,473	165,966
Interest expense
Deposits	22,131	14,487	57,036	37,211
Federal funds purchased and securities sold under agreements to repurchase	2,604	3,484	8,525	7,611
Federal Home Loan Bank and other borrowings	9,392	10,019	27,217	28,190

Total interest expense	34,127	27,990	92,778	73,012

Net interest income	32,958	31,090	97,695	92,954
Provision for loan losses	1,405	2,770	3,804	7,548

Net interest income after provision for loan losses	31,553	28,320	93,891	85,406
Noninterest income
Service charges on deposits	7,353	7,321	21,520	20,618
Wealth management	1,492	1,358	4,691	4,534
Securities gains (losses), net	(5,860)	12	(5,828)	(19)
Gain on sale of deposits and loans	2,825	—	2,825	—
Equity method investments gains (losses), net	3,415	29	3,971	(203)
Mortgage services	902	873	2,626	2,084
Brokerage services	847	888	2,250	2,483
Insurance services	2,937	2,796	10,084	9,407
Bank owned life insurance	722	863	2,399	3,452
Property sale gains, net	408	566	596	1,283
ATM, debit, and merchant fees	2,182	1,723	6,197	4,892
Other	661	614	2,034	1,643

Total noninterest income	17,884	17,043	53,365	50,174
Noninterest expense
Salaries and employee benefits	16,532	15,901	51,049	47,378
Occupancy and equipment	4,272	4,344	13,929	13,412
Data processing	1,510	1,310	4,454	3,964
Marketing	1,255	1,076	3,739	3,221
Postage and supplies	1,223	1,092	3,782	3,487
Professional services	2,476	2,064	6,731	5,961
Telephone	570	537	1,677	1,616
Amortization of intangibles	160	128	464	385
Foreclosed properties	21	116	493	331
Other	2,349	2,375	6,998	7,421

Total noninterest expense	30,368	28,943	93,316	87,176

Income before income tax expense	19,069	16,420	53,940	48,404
Income tax expense	6,288	4,368	18,169	14,763

Net income	$12,781	$12,052	$35,771	$33,641

Net income per common share
Basic	$0.41	$0.39	$1.16	$1.11
Diluted	$0.41	$0.39	$1.14	$1.10
Average common shares outstanding
Basic	31,056,059	30,575,440	30,937,922	30,383,039
Diluted	31,426,563	30,891,887	31,310,939	30,704,138
Dividends declared per common share	$0.195	$0.19	$0.58	$0.57

See notes to consolidated financial statements

First Charter Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
	Common Stock		Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2004	30,054,256	$121,464	$(808)	$808	$198,085	$(4,862)	$314,687
Comprehensive income:
Net income	—	—	—	—	33,641	—	33,641
Change in unrealized gains and losses on securities, net of reclassificiation adjustment for net losses included in net income	—	—	—	—	—	(10,200)	(10,200)

Total comprehensive income							23,441
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(69)	—	—	—	(69)
Deferred compensation payable in common stock	—	—	—	69	—	—	69
Cash dividends declared, $.57 per share	—	—	—	—	(16,532)	—	(16,532)
Issuance of shares under stock-based compensation plans, including related tax effects	539,462	9,365	—	—	—	—	9,365
Issuance of shares pursuant to acquisition	3,117	84	—	—	—	—	84

Balance, September 30, 2005	30,596,835	$130,913	$(877)	$877	$215,194	$(15,062)	$331,045

Balance, December 31, 2005	30,736,936	$133,408	$(893)	$893	$201,442	$(11,255)	$323,595
Comprehensive income:
Net income	—	—	—	—	35,771	—	35,771
Change in unrealized gains and losses on securities, net of reclassificiation adjustment for net losses included in net income	—	—	—	—	—	3,076	3,076

Total comprehensive income							38,847
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(194)	—	—	—	(194)
Deferred compensation payable in common stock	—	—	—	194	—	—	194
Cash dividends declared, $.58 per share	—	—	—	—	(17,633)	—	(17,633)
Issuance of shares under stock-based compensation plans, including related tax effects	449,484	7,403	—	—	—	—	7,403
Issuance of shares pursuant to acquisition	14,463	362	—	—	—	—	362

Balance, September 30, 2006	31,200,883	$141,173	$(1,087)	$1,087	$219,580	$(8,179)	$352,574

See notes to consolidated financial statements

First Charter Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2006	2005

Cash flows from operating activities
Net income	$35,771	$33,641
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,804	7,548
Depreciation	6,565	6,998
Amortization of intangibles	464	385
Amortization of mortgage servicing rights	296	401
Stock-based compensation expense	1,535	144
Tax benefits from stock-based compensation plans	(328)	—
Premium amortization and discount accretion, net	853	1,929
Securities losses, net	5,828	19
Net gains (losses) on sales of other real estate owned	(135)	88
Write-downs on other real estate owned	388	128
Equipment sale gains, net	(15)	—
Gain on sale of deposits and loans	(2,825)	—
Equity method investment (gains) losses, net	(3,971)	203
Gains on sales of loans held for sale	(1,179)	(1,078)
Property sale gains, net	(596)	(1,283)
Bank-owned life insurance claims	—	(935)
Origination of loans held for sale	(147,249)	(112,051)
Proceeds from sale of loans held for sale	143,952	111,146
Change in cash surrender value of life insurance	(2,446)	(1,866)
Change in other assets	(1,388)	(4,776)
Change in other liabilities	4,369	(6,288)

Net cash provided by operating activities	43,693	34,353

Cash flows from investing activities
Proceeds from sales of securities available for sale	187,823	173,570
Proceeds from maturities, calls and paydowns of securities available for sale	70,394	139,941
Purchases of securities available for sale	(259,970)	(53,812)
Net change in loans	(143,941)	(501,432)
Loans sold in branch sale	(8,078)	—
Proceeds from sales of other real estate owned	2,640	3,694
Purchase of bank-owned life insurance	(10,000)	—
Proceeds from equity method distributions	3,682	—
Net purchases of premises and equipment	(6,695)	(13,359)
Cash paid in business acquisition	(222)	(212)

Net cash used in investing activities	(164,367)	(251,610)

Cash flows from financing activities
Net increase in deposits	117,333	263,149
Deposits sold in branch sale	38,042	—
Net change in federal funds purchased and securities sold under repurchase agreements	(112,940)	195,793
Net decrease in commercial paper and other short-term borrowings	(53,787)	(152,408)
Proceeds from issuance of long-term debt and trust preferred securities	265,000	186,857
Retirement of long-term debt	(135,049)	(235,039)
Proceeds from issuance of common stock	6,069	9,101
Tax benefits from stock-based compensation plans	328	—
Cash dividends paid	(16,970)	(16,836)

Net cash provided by financing activities	108,026	250,617

Net increase (decrease) in cash and cash equivalents	(12,648)	33,360
Cash and cash equivalents at beginning of period	125,552	98,011

Cash and cash equivalents at end of period	$112,904	$131,371

Supplemental information
Cash paid for:
Interest	$89,773	$69,116
Income taxes	14,330	21,624
Non-cash items:
Transfer of loans to other real estate owned	3,370	6,057
Unrealized gains (losses) on securities available for sale (net of tax expense (benefit) of $2,008 and ($6,720), respectively)	3,076	(10,200)
Issuance of common stock in business acquisition	362	84
1035 exchange of bank-owned life insurance	21,541	—

See notes to consolidated financial statements

First Charter Corporation
Notes to Consolidated Financial Statements
(Unaudited)
First Charter Corporation (First Charter or the Corporation), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.4 billion and is the holding company for First Charter Bank. As of September 30, 2006, First Charter operated 56 financial centers, four insurance offices, and 136 ATMs throughout North Carolina. First Charter also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, mortgages, and a full array of employee benefit programs. The results of operations of the Bank constitute the substantial majority of the consolidated net income, revenue, and assets of the Corporation.
1. Accounting Policies
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank, and variable interest entities (VIEs) where the Corporation is the primary beneficiary. All significant intercompany transactions and balances have been eliminated.
The information contained in these interim consolidated financial statements, excluding information as of the fiscal year ended December 31, 2005, is unaudited. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates.
The information furnished in this report reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for interim periods. All such adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. Such reclassifications have no effect on net income or shareholders’ equity as previously reported.
The significant accounting policies followed by the Corporation are presented on pages 59 to 67 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. With the exception of the Corporation’s policy regarding stock-based compensation adopted January 1, 2006, these policies have not materially changed from the disclosure in that report.
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. The Corporation adopted SFAS 123(R) on January 1, 2006, with no material effect on its consolidated financial statements. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. If the vesting terms are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Corporation previously accounted for stock-based compensation under the provisions of APB 25. As permitted under SFAS No. 123(R), the Corporation adopted the “modified prospective” method on January 1, 2006. In accordance with the modified prospective method, compensation cost is recognized as a component of salary and employee benefits expense in the accompanying Consolidated Financial Statements beginning on January 1, 2006 (a) based on the requirements of SFAS 123(R) for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remained unvested as of that date.
2. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2006 and 2005, respectively. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were issued.
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Basic weighted average number of common shares outstanding	31,056,059	30,575,440	30,937,922	30,383,039
Dilutive effect arising from potential common stock issuances	370,504	316,447	373,017	321,099

Diluted weighted average number of common shares outstanding	31,426,563	30,891,887	31,310,939	30,704,138

The effects of outstanding anti-dilutive stock options are excluded from the computation of diluted net income per share. These amounts were 944,000 and 255,000 shares for the three and nine months ended September 30, 2006, respectively, and 800,000 and 1.2 million shares for the three and nine months ended September 30, 2005, respectively.
3. Business Segment Information
The Corporation operates one reportable segment, the Bank, the Corporation’s primary banking subsidiary. The Bank provides businesses and individuals with commercial, consumer and mortgage loans, deposit banking services, brokerage services, insurance products, and comprehensive financial planning solutions to individual and commercial clients. The results of the Bank’s operations constitute a substantial majority of the consolidated net income, revenue and assets of the Corporation. Intercompany transactions and the parent company’s revenue, expenses, assets (including cash, investment securities, and investments in venture capital limited partnerships) and liabilities (including commercial paper and subordinated debentures) are included in the “Other” category.
Information regarding the separate results of operations and assets for the Bank and Other for the three months ended September 30, 2006 and 2005 follows:

Three Months Ended September 30, 2006
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$66,868	$217	$—	$67,085
Interest expense	32,872	1,255	—	34,127

Net interest income (expense)	33,996	(1,038)	—	32,958
Provision for loan losses	1,405	—	—	1,405
Noninterest income	14,612	3,272	—	17,884
Noninterest expense	30,320	48	—	30,368

Income before taxes	16,883	2,186	—	19,069
Income tax expense	5,544	744	—	6,288

Net income	$11,339	$1,442	$—	$12,781

Total loans	$3,072,787	$—	$—	$3,072,787
Total assets	4,363,022	432,655	(411,009)	4,384,668

Three Months Ended September 30, 2006
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$59,062	$18	$—	$59,080
Interest expense	27,292	698	—	27,990

Net interest income (expense)	31,770	(680)	—	31,090
Provision for loan losses	2,770	—	—	2,770
Noninterest income	17,000	43	—	17,043
Noninterest expense	28,888	55	—	28,943

Income (loss) before taxes	17,112	(692)	—	16,420
Income tax expense (benefit)	4,569	(201)	—	4,368

Net income (loss)	$12,543	$(491)	$—	$12,052

Total loans	$2,907,666	$—	$—	$2,907,666
Total assets	4,685,649	426,229	(412,156)	4,699,722

Information regarding the separate results of operations and assets for the Bank and Other for the nine months ended September 30, 2006 and 2005 follows:

Nine Months Ended September 30, 2006
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$190,148	$325	$—	$190,473
Interest expense	89,283	3,495	—	92,778

Net interest income (expense)	100,865	(3,170)	—	97,695
Provision for loan losses	3,804	—	—	3,804
Noninterest income	50,014	3,351	—	53,365
Noninterest expense	93,165	151	—	93,316

Income before taxes	53,910	30	—	53,940
Income tax expense	18,159	10	—	18,169

Net income	$35,751	$20	$—	$35,771

Total loans	$3,072,787	$—	$—	$3,072,787
Total assets	4,363,022	432,655	(411,009)	4,384,668

Nine Months Ended September 30, 2005
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$165,929	$37	$—	$165,966
Interest expense	71,816	1,196	—	73,012

Net interest income (expense)	94,113	(1,159)	—	92,954
Provision for loan losses	7,548	—	—	7,548
Noninterest income	50,062	112	—	50,174
Noninterest expense	87,015	161	—	87,176

Income (loss) before taxes	49,612	(1,208)	—	48,404
Income tax expense (benefit)	15,132	(369)	—	14,763

Net income (loss)	$34,480	$(839)	$—	$33,641

Total loans	$2,907,666	$—	$—	$2,907,666
Total assets	4,685,649	426,229	(412,156)	4,699,722

4. Goodwill and Other Intangible Assets
A summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the net carrying amount of unamortized intangible assets follows:

	September 30, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Noncompete agreements	$90	$55	$35	$90	$33	$57
Customer lists	2,961	1,392	1,569	2,675	997	1,678
Other intangibles(1)	379	174	205	379	127	252

Total	$3,430	$1,621	$1,809	$3,144	$1,157	$1,987

Unamortized intangible assets:
Goodwill	$20,279	$—	$20,279	$19,910	$—	$19,910

(1)	Other intangibles include trade name and proprietary software
The gross carrying amount of customer lists increased to $3.0 million at September 30, 2006 from $2.7 million at December 31, 2005, and goodwill increased to $20.3 million at September 30, 2006 from $19.9 million at December 31, 2005. The increase was due to payments made based on the 2005 performance of an insurance agency acquired in 2004.
Amortization expense totaled $160,000 and $464,000 for the three and nine months ended September 30, 2006, respectively, and $128,000 and $385,000 for the three and nine months ended September 30, 2005, respectively.

Expected amortization expense on finite-lived intangible assets follows:

	Noncompete	Customer	Other
(In thousands)	Agreements	Lists	Intangibles	Total

October — December 2006	$7	$135	$15	$157
2007	28	471	54	553
2008	—	362	46	408
2009	—	253	36	289
2010	—	147	27	174
2011 and after	—	201	27	228

Total intangibles amortization	$35	$1,569	$205	$1,809

5. Comprehensive Income
Comprehensive income is defined as the change in shareholders’ equity from all transactions other than those with shareholders, and it includes net income and other comprehensive income.
The components of comprehensive income follow:

	Nine Months Ended September 30
	2006			2005
					Tax
	Pretax	Tax Expense	After-tax	Pretax	Expense	After-tax
(In thousands)	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount

Comprehensive income
Net income	$53,940	$18,169	$35,771	$48,404	$14,763	$33,641
Other comprehensive income (loss)
Unrealized losses on available-for-sale securities:
Net unrealized losses for the period	(744)	(293)	(451)	(16,939)	(6,729)	(10,210)
Reclassification adjustment for losses included in net income	(5,828)	(2,301)	(3,527)	(19)	(9)	(10)

Other comprehensive income (loss)	5,084	2,008	3,076	(16,920)	(6,720)	(10,200)

Total comprehensive income	$59,024	$20,177	$38,847	$31,484	$8,043	$23,441

Accumulated other comprehensive loss at January 1	$(18,599)	$(7,344)	$(11,255)	$(7,971)	$(3,109)	$(4,862)
Other comprehensive income (loss)	5,084	2,008	3,076	(16,920)	(6,720)	(10,200)

Accumulated other comprehensive loss at September 30	$(13,515)	$(5,336)	$(8,179)	$(24,891)	$(9,829)	$(15,062)

6. Securities Available for Sale
Securities available for sale follow:

	September 30, 2006
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government obligations	$14,987	$—	$22	$14,965
U.S. government agency obligations	270,947	2	4,072	266,877
Mortgage-backed securities	436,948	289	10,355	426,882
State, county, and municipal obligations	96,810	774	433	97,151
Asset-backed securities	44,014	5	80	43,939
Equity securities	48,929	377	—	49,306

Total securities	$912,635	$1,447	$14,962	$899,120

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government obligations	$14,905	$—	$27	$14,878
U.S. government agency obligations	327,418	21	7,032	320,407
Mortgage-backed securities	417,891	335	12,776	405,450
State, county, and municipal obligations	108,298	1,125	427	108,996
Asset-backed securities	5,000	—	6	4,994
Equity securities	44,198	188	—	44,386

Total securities	$917,710	$1,669	$20,268	$899,111

Equity securities primarily include Bank-owned stock in the Federal Home Loan Bank of Atlanta (FHLB) and the Federal Reserve Bank. The cost basis (par value) in FHLB stock was $42.3 million and $37.5 million at September 30, 2006 and December 31, 2005, respectively, and the cost basis of Federal Reserve Bank stock was $5.7 million and $5.6 million at September 30, 2006 and December 31, 2005, respectively.
For the Corporation’s securities designated as temporarily impaired at September 30, 2006, the following table reflects the fair values and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

AAA/AA-RATED SECURITIES
U.S. government obligations	$4,988	$7	$9,977	$15	$14,965	$22
U.S. government agency obligations	15,990	12	235,948	4,060	251,938	4,072
Mortgage-backed securities	87,391	497	241,473	9,858	328,864	10,355
State, county, and muncipal obligations	2,485	8	17,182	425	19,667	433

Total AAA/AA-rated securities	110,854	524	504,580	14,358	615,434	14,882

A/BBB-RATED SECURITIES
Asset-backed securities	14,944	56	4,976	24	19,920	80

Total A/BBB-rated securities	14,944	56	4,976	24	19,920	80

Total temporarily impaired securities	$125,798	$580	$509,556	$14,382	$635,354	$14,962

The unrealized losses associated with these securities were not considered to be other-than-temporary, because they were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or the issuer. At September 30, 2006, the Corporation had the ability and the intent to hold these investments to recovery of fair market value.

7. Loans and Allowance for Loan Losses
During the third quarter of 2006, approximately $93.9 million of consumer loans secured by real estate were transferred from the consumer loan category to the home equity ($13.5 million) and mortgage ($80.4 million) loan categories to make the balance sheet presentation more consistent with bank regulatory definitions. The balance sheet transfer had no effect on credit reporting, underwriting, reported results of operations, or liquidity. Prior period-end balances have been reclassified to conform to the current-period presentation.
Portfolio loans are categorized as follows:

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$905,299	29.3%	$780,597	26.5%
Commercial non real estate	225,874	7.3	233,409	7.9
Construction	608,899	19.7	517,392	17.6
Mortgage	623,271	20.2	660,720	22.4
Home equity	458,545	14.8	495,181	16.8
Consumer	269,932	8.7	258,619	8.8

Total portfolio loans	$3,091,820	100.0%	$2,945,918	100.0%

A summary of changes in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2006	2005	2006	2005

Balance at beginning of period	$29,520	$29,032	$28,725	$26,872
Provision for loan losses	1,405	2,770	3,804	7,548
Charge-offs	(1,307)	(2,197)	(3,671)	(5,631)
Recoveries	301	183	1,061	999

Net charge-offs	(1,006)	(2,014)	(2,610)	(4,632)

Balance at end of period	$29,919	$29,788	$29,919	$29,788

Nonperforming assets and loans 90 days or more past due and still accruing interest follow:

	September 30	December 31
(In thousands)	2006	2005

Nonaccrual loans	$7,090	$10,811
Loans 90 days or more past due and still accruing	—	—

Total nonperforming loans	7,090	10,811
Other real estate	5,601	5,124

Total nonperforming assets	$12,691	$15,935

At September 30, 2006, the recorded investment in individually impaired loans was $0.3 million, all of which were on nonaccrual status. The related allowance for loan losses on these loans was $0.1 million. At December 31, 2005, the recorded investment in individually impaired loans was $8.2 million, of which $4.3 million were on nonaccrual status and had specific reserves of $0.6 million and $3.9 million were accruing and had specific reserves of $0.7 million.
The average recorded investment in individually impaired loans for the three and nine months ended September 30, 2006, was $0.6 million and $1.4 million, respectively. The average recorded investment in individually impaired loans for the three and nine months ended September 30, 2005, was $8.5 million and $10.3 million, respectively.
8. Stock-Based Compensation
First Charter Comprehensive Stock Option Plan. In April 1992, the Corporation’s shareholders approved the First Charter Corporation Comprehensive Stock Option Plan (Comprehensive Stock Option Plan). Under the terms of the Comprehensive Stock Option Plan, stock options (which can be incentive stock options or non-qualified stock options) may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Stock Option Plan generally are determined by the Compensation Committee of the Corporation’s Board of Directors (Compensation Committee). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. Under the Comprehensive Stock Option Plan, 480,000 shares of common stock are reserved for issuance. During the nine months ended September 30, 2006, no shares were issued under this plan.
First Charter Corporation Stock Option Plan for Non-Employee Directors. In April 1997, the Corporation’s shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (Director Plan). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally are determined by the Compensation Committee. The exercise price for each option granted, however, is the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan. During the nine months ended September 30, 2006, no shares were issued under this plan.
2000 Omnibus Stock Option and Award Plan. In June 2000, the Corporation’s shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (2000 Omnibus Plan). Under the 2000 Omnibus Plan, 2.0 million shares of common stock were originally reserved for issuance. In April of 2005, the shareholders approved an amendment to the 2000 Omnibus Plan, authorizing an additional 1.5 million shares for issuance, for a total of 3.5 million shares. The 2000 Omnibus Plan permits the granting of stock options and nonvested shares to Directors and key employees. Stock options are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant; those stock option awards generally vest ratably over five years and have a 10-year contractual term. Nonvested shares are generally granted at a value equal to the market price of the Corporation’s common stock at the date of grant and vesting is based on either service or performance conditions. Service-based nonvested shares generally vest over three years. Performance-based nonvested shares are earned over three years upon meeting various performance goals as approved by the Compensation Committee, including cash return on equity, targeted charge-off levels, and earnings per share growth as measured against a group of selected peer companies. During the three months ended September 30, 2006, no shares were issued under this plan. During the nine months ended September 30, 2006, 69,250 stock options, 15,000 service-based nonvested shares and 58,500 performance-based nonvested shares were issued under this plan. The number of these performance-based shares, which will ultimately be issued, is dependent upon the Corporation’s performance as it relates to the performance of selected peer companies as discussed above.
Restricted Stock Award Program. In April 1995, the Corporation’s shareholders approved the First Charter Corporation Restricted Stock Award Program (Restricted Stock Plan). Awards of restricted stock (nonvested shares) may be made under the Restricted Stock Plan at the discretion of the Compensation Committee to key employees. Nonvested shares are granted at a value equal to the market price of the Corporation’s common stock at the date of grant and generally vest based on either three or five years of service. Under the Restricted Stock Plan, a maximum of 360,000 shares of common stock are reserved for issuance. During the three and nine months ended September 30, 2006, 3,000 and 84,915 service-based nonvested shares were issued under this plan, respectively.
Stock-based compensation costs totaled $0.5 million for the three months ended September 30, 2006, which consisted of $0.2 million related to stock options, $0.2 million related to service-based nonvested shares, and $0.1 million related to performance-based nonvested shares. For the nine months ended September 30, 2006, stock-based compensation costs totaled $1.5 million, which consisted of $0.6 million related to stock options, $0.6 million related to service-based nonvested shares, and $0.3 million related to performance-based nonvested shares.
The fair value of each stock option award is estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Expected volatility	—%	25.7%	24.8%	26.5%
Expected dividend yield	—	3.1	3.2	3.2
Risk-free interest rate	—	4.2	4.7	3.9
Expected term (in years)	—	7.1	8.0	6.9

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Corporation’s stock.

Pro forma net income as if the fair value based method had been applied to all awards follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Net income, as reported	$12,781	$12,052	$35,771	$33,641
Add: Stock-based employee compensation expense included in reported net income	336	31	1,143	87
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(336)	(500)	(1,143)	(1,597)

Pro forma net income	$12,781	$11,583	$35,771	$32,131

Net income per share
Basic — as reported	$0.41	$0.39	$1.16	$1.11
Basic — pro forma	0.41	0.38	1.16	1.06
Diluted — as reported	0.41	0.39	1.14	1.10
Diluted — pro forma	0.41	0.37	1.14	1.05

Stock option activity under the Comprehensive Stock Option Plan, the Director Plan, and the 2000 Omnibus Plan at and for the period ended September 30, 2006 follow:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		(Option)	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at January 1	2,638,058	$21.09
Granted	69,250	23.68
Exercised	(115,250)	16.52		$883,380
Forfeited	(23,567)	21.56
Expired	(7,400)	24.66

Outstanding at March 31	2,561,091	21.35
Granted	—	—
Exercised	(96,946)	18.06		603,731
Forfeited	(23,941)	21.97
Expired	(2,798)	20.48

Outstanding at June 30	2,437,406	21.48
Granted	—	—
Exercised	(44,065)	17.92		277,612
Forfeited	(40,705)	21.40
Expired	(26,877)	23.41

Outstanding at September 30	2,325,759	$21.53	3.7	$6,355,226

Options exercisable at September 30	1,781,798	$21.32	2.5	$5,324,996

Weighted-average Black-Scholes fair value of options granted during the year		$5.85

The weighted-average Black-Scholes fair value of options granted during the three and nine months ended September 30, 2005 was $5.78 and $5.53, respectively, and the aggregate intrinsic value of options exercised was $0.2 million and $2.6 million, respectively.

Nonvested share activity under the Omnibus Plan and the Restricted Stock Plan at and for the period ended September 30, 2006 follow:

	Service-Based		Performance-Based
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Price	Shares	Price

Outstanding at January 1	32,647	$22.97	—	$—
Granted	89,549	23.68	58,500	23.66
Vested	—	—	—	—
Forfeited	(895)	22.34	—	—

Outstanding at March 31	121,301	23.50	58,500	23.66
Granted	7,366	24.10	—	—
Vested	—	—	—	—
Forfeited	(1,571)	23.66	—	—

Outstanding at June 30	127,096	23.53	58,500	23.66
Granted	3,000	23.59	—	—
Vested	—	—	—	—
Forfeited	(5,392)	23.68	—	—

Outstanding at September 30	124,704	$23.53	58,500	$23.66

As of September 30, 2006, there were $2.1 million of total unrecognized compensation costs related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan and the Restricted Stock Plan. These costs are expected to be recognized over a remaining weighted-average period of 2.2 years.
As of September 30, 2006, there were $1.0 million of total unrecognized compensation costs related to performance-based nonvested share-based compensation arrangements granted under the Omnibus Plan. These costs are expected to be recognized over a remaining weighted-average period of 2.3 years.
9. Commitments, Contingencies, and Off-Balance-Sheet Risk
Commitments and Off-Balance-Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at September 30, 2006, of standby letters of credit issued or modified during the three and nine months ended September 30, 2006 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.

The Corporation’s exposure to credit risk follows:

	September 30	December 31
(In thousands)	2006	2005

Loan commitments	$806,680	$711,556
Lines of credit	479,954	441,855
Standby letters of credit	20,881	15,600

Total commitments	$1,307,515	$1,169,011

Contingencies. The Corporation and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity, or financial position of the Corporation or the Bank.
The Corporation is currently under examination by the North Carolina Department of Revenue (DOR) for 1999 through 2001 and is subject to examination for subsequent tax years. As a result of the examination, the DOR issued a proposed tax assessment, including an estimate for accrued interest, of $3.7 million for tax years 1999 and 2000. The Corporation is currently appealing the proposed assessment.
The DOR announced a Settlement Initiative (Initiative) allowing companies that have entered into certain eligible transactions to participate in the Initiative by June 15, 2006. The Initiative provides the Corporation an opportunity to resolve matters with a significant reduction in potential penalties. Resolution under the Initiative would be expected to include all open tax years. While management believes the Corporation is in compliance with existing state tax statutes, it intends to continue discussions with the DOR and is currently participating in the Initiative. The Corporation may withdraw from participation in the Initiative at any time prior to March 15, 2007.
The examination and the Corporation’s participation in the Initiative are also expected to impact tax years after 2000. The Corporation estimates that the maximum tax liability that may be asserted by the DOR for tax years 1999 through the current tax year is approximately $9.0 million, in excess of amounts reserved, net of federal benefit. The Corporation would disagree with such potential liability if assessed, and would intend to continue to defend its position. The Corporation believes its current tax reserves are adequate.
There can be no assurance regarding the ultimate outcome of this matter, the timing of its resolution or the eventual loss or penalties that may result from it, which may be more or less than the amounts reserved by the Corporation.
10. Subsequent Event
As previously announced, on June 1, 2006 the Corporation entered into and announced a definitive Agreement and Plan of Merger (Merger Agreement) to acquire all outstanding shares of GBC Bancorp, Inc. (GBC), parent of Gwinnett Banking Company, headquartered in Lawrenceville, Georgia (Merger). The Merger closed effective November 1, 2006. At that date, GBC operated two retail bank branch offices in the Atlanta, Georgia metropolitan area.
As a result of the Merger, each outstanding share of GBC common stock was converted into the right to receive, at the election of the holder of the GBC share, either $47.74 in cash, 1.989 shares of the Corporation’s common stock, or a combination of cash and common stock. All elections by GBC shareholders are subject to the allocation and proration procedures described in the Merger Agreement. These procedures are intended to ensure that 70% of the outstanding shares of GBC common stock are converted into the right to receive the Corporation’s common stock and that the remaining GBC shares are converted into the right to receive cash. The aggregate consideration payable in the Merger consists of approximately $30.6 million in cash and approximately 2,975,000 shares of the Corporation’s common stock, representing a total approximate transaction cost of $103 million. The assets and liabilities of GBC will be recorded on the Corporation’s balance sheet at their estimated fair values as of November 1, 2006, and their results of operations will be included in the consolidated statements of income from that date forward.
As of September 30, 2006, GBC had total assets, deposits, and shareholders’ equity of $398.0 million, $345.0 million, and $43.5 million, respectively. Included in total assets were $32.8 million of securities and $340.5 million of loans, net. For the three months ended September 30, 2006 and 2005, GBC’s total revenue was $5.8 million and $4.7 million, respectively, and net income was $2.1 million and $1.7 million, respectively. For the nine months ended September 30, 2006 and 2005, GBC’s total revenue was $16.6 million and $14.0 million, respectively, and net income was $5.8 million and $4.5 million, respectively. GBC’s past financial performance should not be construed to be indicative of its future contribution to the financial results of First Charter.

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
Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements, and which may be beyond the Corporation’s control, include, among others, the following possibilities: (1) projected results in connection with management’s implementation of, or changes in, the Corporation’s business plan and strategic initiatives, including balance sheet initiatives, are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions, including deposit attrition, customer retention and revenue loss, or expenses in general are greater than expected; (4) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment, or interest rate policies of the Board of Governors of the Federal Reserve System, may reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) legislation or regulatory requirements or changes thereto, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (9) regulatory compliance cost increases are greater than expected; (10) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation; (11) the Corporation’s competitors may have greater financial resources and may develop products that enable them to compete more successfully in the markets in which it operates; and (12) changes in the securities markets, including changes in interest rates, may adversely affect the Corporation’s ability to raise capital from time to time.
Overview
First Charter Corporation (First Charter or the Corporation), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.4 billion and is the holding company for First Charter Bank. As of September 30, 2006, First Charter operated 56 financial centers, four insurance offices, and 136 ATMs throughout North Carolina. First Charter also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, mortgages, and a full array of employee benefit programs. The results of operations of the Bank constitute the substantial majority of the consolidated net income, revenue, and assets of the Corporation.
As previously announced, on June 1, 2006 the Corporation entered into and announced a definitive Agreement and Plan of Merger (Merger Agreement) to acquire all outstanding shares of GBC Bancorp, Inc. (GBC), parent of Gwinnett Banking Company, headquartered in Lawrenceville, Georgia (Merger). The Merger closed effective November 1, 2006. At that date, GBC operated two retail bank branch offices in the Atlanta, Georgia metropolitan area.
As a result of the Merger, each outstanding share of GBC common stock was converted into the right to receive, at the election of the holder of the GBC share, either $47.74 in cash, 1.989 shares of the Corporation’s common stock, or a combination of cash and common stock. All elections by GBC shareholders are subject to the allocation and proration procedures described in the Merger Agreement.

These procedures are intended to ensure that 70% of the outstanding shares of GBC common stock are converted into the right to receive the Corporation’s common stock and that the remaining GBC shares are converted into the right to receive cash. The aggregate consideration payable in the Merger consists of approximately $30.6 million in cash and approximately 2,975,000 shares of the Corporation’s common stock, representing a total approximate transaction cost of $103 million. The assets and liabilities of GBC will be recorded on the Corporation’s balance sheet at their estimated fair values as of November 1, 2006, and its results of operations will be included in the consolidated statements of income from that date forward.
As of September 30, 2006, GBC had total assets, deposits, and shareholders’ equity of $398.0 million, $345.0 million, and $43.5 million, respectively. Included in total assets were $32.8 million of securities and $340.5 million of loans, net. For the three months ended September 30, 2006 and 2005, GBC’s total revenue was $5.8 million and $4.7 million, respectively, and net income was $2.1 million and $1.7 million, respectively. For the nine months ended September 30, 2006 and 2005, GBC’s total revenue was $16.6 million and $14.0 million, respectively, and net income was $5.8 million and $4.5 million, respectively. GBC’s past financial performance should not be construed to be indicative of its future contribution to the financial results of First Charter.
In late September, First Charter’s previously announced sale of two financial centers was completed. The sale reduced period-end loans and deposits by $8.1 million and $38.0 million, respectively.
The Corporation’s principal source of earnings is derived from net interest income. Net interest income is the interest earned on securities, loans, and other interest-earning assets less the interest paid for deposits and short- and long-term debt.
Another source of earnings for the Corporation is noninterest income. Noninterest income is derived largely from service charges on deposit accounts and other fee or commission-based services and products including mortgage, financial management, brokerage, and insurance. Other sources of noninterest income include securities gains or losses, transactions involving bank-owned property, and income from Bank Owned Life Insurance (BOLI) policies.
Noninterest expense is the primary component of expense for the Corporation. Noninterest expense is primarily composed of corporate operating expenses, including salaries and benefits, occupancy and equipment, professional fees, and other operating expenses.
Financial Summary
The Corporation’s third quarter 2006 net income was $12.8 million, an increase of 6.0 percent from $12.1 million a year ago. Earnings per share were $0.41 per diluted share for the third quarter of 2006, an increase of two cents per diluted share from $0.39 for the third quarter a year ago. Total revenue increased 5.6 percent to $50.8 million, compared to $48.1 million in the third quarter a year ago. The increase was driven by a $1.9 million increase in net interest income and a 41 basis point improvement in the net interest margin to 3.33 percent. The net interest income and margin improvement was largely attributable to First Charter’s balance sheet repositioning initiatives undertaken in the fourth quarter of 2005. Noninterest income increased to $17.9 million from $17.0 million a year ago. Contributing to the growth over the third quarter of 2005 were increases in wealth management, insurance, and ATM and debit card revenue. Additionally, in the third quarter of 2006, the Corporation recognized $3.4 million of gains on equity method investments, a $2.8 million gain on the sale of loans and deposits, and $5.9 million of securities losses, versus nominal gains/losses on similar activity in the third quarter of 2005. Noninterest expense for the 2006 third quarter was $30.4 million, a $1.4 million increase compared to the third quarter of 2005, principally due to costs associated with the Corporation’s Raleigh investment. Loan growth was strong as average balances increased $174.1 million, or 6.0 percent, compared to the third quarter a year ago. Average deposits increased $157.9 million, or 5.6 percent, compared to the third quarter a year ago. Credit quality continues to be solid with net charge-offs of 0.13 percent of average portfolio loans in the third quarter of 2006, compared to 0.28 percent in the year-ago quarter.

At September 30, 2006, Raleigh-related loans and deposits totaled $108.1 million and $36.9 million, respectively.
For the nine months ended September 30, 2006, net income was $35.8 million, an increase of 6.3 percent, from $33.6 million in the year-ago period. Earnings were $1.14 per diluted share, an increase of four cents per diluted share from $1.10 a year ago. Total revenue increased 5.5 percent to $151.1 million, compared to $143.1 million a year ago. The increase in revenue was driven by two factors. First, net interest income on increased $4.7 million to $97.7 million as the net interest margin expanded 37 basis points to 3.36 percent. The improvement in net interest income and the margin was largely attributable to First Charter’s balance sheet repositioning initiatives undertaken in the fourth quarter of 2005. Second, noninterest income increased $3.2 million, or 6.4 percent, due to higher insurance, mortgage, deposit service charges, and ATM and debit card revenue. Noninterest expense increased $6.1 million to $93.3 million, largely due to costs associated with the Corporation’s Raleigh investment and expenses associated with SFAS 123(R). Loan growth was strong as average balances increased $269.4 million, or 9.8 percent, compared to a year ago. Average deposits for the nine-month period of 2006 increased $141.5 million, or 5.2 percent, compared to a year ago.
The Community Banking Model
First Charter follows a community-banking model. The community-banking model is focused on delivering our clients with a broad array of financial products and solutions, delivered with exceptional service and convenience at a fair price. It emphasizes local market decision-making and management whenever possible. Management believes this model works well against larger competitors that may have less flexibility, as well as local competition that may not have the array of products and services that First Charter can offer. First Charter competes against four of the largest banks in the country as well as other local banks, savings and loan associations, credit unions, and finance companies. Management believes that by focusing on core values, striving to exceed our clients’ expectations, being an employer of choice and providing exceptional value to shareholders, First Charter can achieve the profitability and growth goals it has set for itself.
Please refer to First Charter’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information with respect to the Corporation’s recent accomplishments and significant challenges.

Table One
Selected Quarterly Financial Data

	Three Months Ended
(Dollars in thousands, except	September 30	June 30	March 31	December 31	September 30
per share amounts)	2006	2006	2006	2005	2005

Income statement
Tax-equivalent interest income	$67,634	$64,318	$60,232	$59,231	$59,654
Total interest expense	34,127	31,095	27,556	26,710	27,990

Tax-equivalent net interest income	33,507	33,223	32,676	32,521	31,664
Provision for loan losses	1,405	880	1,519	1,795	2,770
Total noninterest income	17,884	17,240	18,241	39	17,043
Total noninterest expense	30,368	31,436	31,512	44,046	28,943

Income (loss) before income tax expense (benefit) and tax-equivalent adjustment	19,618	18,147	17,886	(13,281)	16,994
Tax-equivalent adjustment	549	576	586	592	574
Income tax expense (benefit)	6,288	6,025	5,856	(5,543)	4,368

Net income (loss)	$12,781	$11,546	$11,444	$(8,330)	$12,052

Per common share
Net income
Basic	$0.41	$0.37	$0.37	$(0.27)	$0.39
Diluted	0.41	0.37	0.37	(0.27)	0.39
Cash dividends declared	0.195	0.195	0.19	0.19	0.19
Period-end book value	11.30	10.83	10.77	10.53	10.82
Average shares
Basic	31,056,059	31,058,858	30,859,461	30,678,743	30,575,440
Diluted	31,426,563	31,339,325	31,153,338	30,678,743	30,891,887
Ratios
Return on average equity(1)	14.74%	13.78%	14.12%	(10.21)%	14.57%
Return on average assets(1)	1.17	1.08	1.10	(0.77)	1.02
Net yield on earning assets(1)	3.33	3.36	3.40	3.27	2.92
Average portfolio loans to average deposits	103.37	108.27	105.51	103.01	103.01
Average equity to average assets	7.93	7.86	7.82	7.52	7.03
Efficiency ratio(2)	53.0	62.3	61.9	59.7	59.4
Selected period-end balances
Portfolio loans, net	$3,061,864	$3,042,768	$2,981,458	$2,917,020	$2,900,357
Loans held for sale	10,923	8,382	8,719	6,447	7,309
Allowance for loan losses	29,919	29,520	29,505	28,725	29,788
Securities available for sale	899,120	884,370	900,424	899,111	1,374,163
Assets	4,384,668	4,363,274	4,283,356	4,232,420	4,699,722
Deposits	2,954,854	2,988,802	2,800,346	2,799,479	2,872,993
Other borrowings	1,031,798	995,707	1,103,784	1,068,573	1,438,388
Total liabilities	4,032,094	4,026,339	3,949,729	3,908,824	4,368,677
Shareholders’ equity	352,574	336,935	333,627	323,596	331,045
Selected average balances
Portfolio loans, net	3,070,286	3,021,005	2,939,233	2,924,064	2,896,794
Loans held for sale	8,792	9,810	6,675	8,131	8,160
Securities available for sale	923,293	921,026	914,760	1,028,477	1,420,033
Earning assets	4,013,745	3,960,835	3,868,519	3,969,620	4,331,780
Assets	4,338,371	4,276,335	4,203,273	4,303,821	4,665,301
Deposits	2,970,047	2,790,197	2,785,632	2,838,566	2,812,165
Other borrowings	984,504	1,108,734	1,049,529	1,099,350	1,471,482
Shareholders’ equity	344,073	335,979	328,763	323,753	328,115

(1)	Annualized

(2)	Noninterest expense less debt extinguishment expense and derivative termination costs divided by the sum of taxable-equivalent net interest income plus noninterest income less (loss) gain on sale of securities

Table Two
Selected Financial Data

	Nine Months Ended
	September 30
(Dollars in thousands, except per share amounts)	2006	2005

Income statement
Tax-equivalent interest income	$192,184	$167,710
Interest expense	92,778	73,012

Tax-equivalent net interest income	99,406	94,698
Provision for loan losses	3,804	7,548
Noninterest income	53,365	50,174
Noninterest expense	93,316	87,176

Income before income tax expense and tax-equivalent adjustment	55,651	50,148
Tax-equivalent adjustment	1,711	1,744
Income tax expense	18,169	14,763

Net income	$35,771	$33,641

Per common share
Net income
Basic	$1.16	$1.11
Diluted	1.14	1.10
Cash dividends declared	0.58	0.57
Period-end book value	11.30	10.82
Average shares
Basic	30,937,922	30,383,039
Diluted	31,310,939	30,704,138
Ratios
Return on average equity(1)	14.22%	13.98%
Return on average assets(1)	1.12	0.99
Net yield on earning assets(1)	3.36	2.99
Average portfolio loans to average deposits	105.66	101.31
Average equity to average assets	7.87	7.07
Efficiency ratio(2)	58.8	60.2
Selected period-end balances
Portfolio loans, net	$3,061,864	$2,900,357
Loans held for sale	10,923	7,309
Allowance for loan losses	29,919	29,788
Securities available for sale	899,120	1,374,163
Assets	4,384,668	4,699,722
Deposits	2,954,854	2,872,993
Other borrowings	1,031,798	1,438,388
Total liabilities	4,032,094	4,368,677
Shareholders’ equity	352,574	331,045
Selected average balances
Portfolio loans, net	3,010,654	2,743,156
Loans held for sale	8,434	6,560
Securities available for sale	919,724	1,473,737
Earning assets	3,948,256	4,230,801
Assets	4,273,277	4,551,516
Deposits	2,849,301	2,707,776
Other borrowings	1,047,351	1,469,110
Shareholders’ equity	336,328	321,711

(1)	Annualized

(2)	Noninterest expense divided by the sum of taxable-equivalent net interest income plus noninterest income less securities gains (losses), net

Critical Accounting Estimates and Policies
The Corporation’s significant accounting policies are described in Note One of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, on pages 59 to 67, as supplemented in this report with respect to the Corporation’s stock-based compensation policy adopted effective January 1, 2006. These policies are essential in understanding management’s discussion and analysis of financial condition and results of operations. Some of the Corporation’s accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment with respect to their application to complicated transactions to determine the most appropriate treatment.
The Corporation has identified three accounting policies as being critical in terms of judgments and the extent to which estimates are used: allowance for loan losses, income taxes, and derivative instruments. In many cases, there are numerous alternative judgments that could be used in the process of estimating values of assets or liabilities. Where alternatives exist, the Corporation has used the factors it believes represent the most reasonable value in developing the inputs for the valuation. Actual performance that differs from the Corporation’s estimates of the key variables could affect net income. For more information on the Corporation’s critical accounting policies, refer to pages 26 to 29 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
Earnings Performance
Net Interest Income and Margin
Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and nine months ended September 30, 2006 and 2005 is presented in Tables Three and Four, respectively. Net interest income on a taxable-equivalent basis is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business, which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the three and nine months ended September 30, 2006 and 2005 are analyzed in Tables Five and Six. The discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.
For the three months ended September 30, 2006, net interest income $33.0 million, an increase of $1.9 million, or 6.0 percent from $31.1 million for the three months ended September 30, 2005. The increase was primarily due to a $174.1 million increase in average loan balances, an increase in the percentage of earning assets funded by low-cost core deposits (money market, demand, and savings accounts), and the balance sheet repositioning, which occurred in late 2005.
The net interest margin (taxable-equivalent net interest income divided by average earning assets) expanded 41 basis points to 3.33 percent for the three months ended September 30, 2006, compared to 2.92 percent in the same 2005 period. The margin improvement was primarily the result of the previously disclosed October 2005 balance sheet repositioning.
Compared to the third quarter of 2005, earning-asset yields increased 122 basis points to 6.70 percent. This increase was driven by two factors. First, loan yields increased 107 basis points to 7.35 percent and securities yields increased 72 basis points to 4.56 percent. Second, although the absolute level of earning assets declined, the mix of higher-yielding (loan) assets improved as a result of the balance sheet repositioning and subsequent management emphasis. The percentage of investment security average balances (which, on average, have lower yields than loans) to total earning-asset average balances was reduced from 33 percent to 23 percent over the past year. Earning-asset average balances decreased $318.0 million to $4.0 billion at September 30, 2006, compared to $4.3 billion for the same 2005 period. The decrease was primarily attributable to a $496.7 million decline in average securities balances resulting largely from the balance sheet repositioning, partially offset by $174.1 million of growth in the Corporation’s loan average balances.
The cost of interest-bearing liabilities increased 98 basis points, compared to the third quarter of 2005. This increase was comprised of a 107 basis point increase in interest-bearing deposit costs to 3.47 percent, while other borrowing costs increased 119 basis points to 4.83 percent. During this period, the Federal Reserve raised the rate that banks can lend funds to each other (the Fed Funds rate) by 200 basis points. Interest-bearing liability average balances decreased $353.4 million, compared to September 30, 2005. The decrease was primarily due to the balance sheet repositioning, which resulted in a $487.0 million decline in other borrowings average balances. This decline in interest-bearing liabilities average balances was partially offset by a $133.6 million increase in interest-bearing deposit average balances, compared to the third quarter of 2005, driven by a $104.6 million increase in money market average balances. As a result of the balance sheet repositioning and subsequent management emphasis, the percentage of higher-cost, other borrowings average balances was reduced from 38 percent to 28 percent of total interest-bearing liabilities average balances over the past year.
For the nine months ended September 30, 2006, net interest income totaled $97.7 million, an increase of $4.7 million, or 5.1 percent from $93.0 million for the nine months ended September 30, 2005. The increase was mainly due to a $269.4 million increase in average loan balances, an increase in the percentage of earning assets funded by low-cost core deposits (money market, demand and savings accounts), and the balance sheet repositioning.
The net interest margin increased 37 basis points to 3.36 percent for the nine months ended September 30, 2006, compared to 2.99 percent in the same 2005 period. The margin improvement was primarily the result of the previously October 2005 balance sheet repositioning.
Compared to the 2005 nine-month period, the 121 basis point increase in earning-asset yields was driven by two factors. First, loan yields increased 110 basis points to 7.15 percent and securities yields increased 51 basis points to 4.41 percent. Second, the percentage of higher-yielding assets improved as a result of the balance sheet repositioning. The percentage of investment security average balances (which have lower yields than loans, on average) to total earning asset average balances was reduced from 35 percent to 23 percent over the past year. Earning-asset average balances decreased $282.5 million to $3.9 billion for the nine months ended September 30, 2006, compared to $4.2 billion for the same 2005 period. The decrease was primarily due to the balance sheet repositioning, which resulted in a $554.0 million decline in average securities balances, partially offset by $269.4 million growth in the Corporation’s loan average balances, compared to the nine months ended September 30, 2005.
The cost of interest-bearing liabilities increased 100 basis points, compared to the nine months ended September 30, 2005. This was comprised of a 100 basis point increase in interest-bearing deposit costs to 3.15 percent, while other borrowing costs increased 130 basis points to 4.56 percent. Interest-bearing liability average balances decreased $318.3 million, compared to the nine months ended September 30, 2005. The decrease was primarily due to the balance sheet repositioning and subsequent management emphasis, which resulted in a $421.8 million decline in other borrowings average balances. This decline in interest-bearing liabilities average balances was partially offset by a $103.5 million increase in interest-bearing deposit average balances, compared to the nine months ended September 30, 2005, driven by a $110.4 million increase in money market average balances.

Interest income and yields for earning-asset average balances and interest expense and rates paid on interest-bearing liability average balances, and the net interest margin follow:
Table Three
Average Balance and Net Interest Income Analysis

	Three Months Ended September 30
	2006			2005
	Daily	Interest	Average	Daily	Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (5)	Balance	Expense	Paid (5)

Earning assets:
Loans and loans held for sale(1) (2) (3)	$3,079,078	$56,958	7.35%	$2,904,954	$45,941	6.28%
Securities — taxable	826,435	9,079	4.39	1,311,296	12,160	3.71
Securities — nontaxable	96,858	1,449	5.98	108,737	1,500	5.52
Federal funds sold	6,711	87	5.14	1,746	15	3.49
Interest-bearing bank deposits	4,663	61	5.19	5,047	38	2.98

Total earning assets(4)	4,013,745	$67,634	6.70%	4,331,780	$59,654	5.48%
Cash and due from banks	75,391			106,838
Other assets	249,235			226,683

Total assets	$4,338,371			$4,665,301

Interest-bearing liabilities:
Demand deposits	$972,648	$5,925	2.42%	$841,800	$2,908	1.37%
Savings deposits	116,866	63	0.21	122,884	69	0.22
Other time deposits	1,439,204	16,143	4.45	1,430,468	11,510	3.19
Other borrowings	984,504	11,996	4.83	1,471,482	13,503	3.64

Total interest-bearing liabilities	3,513,222	$34,127	3.85%	3,866,634	$27,990	2.87%
Noninterest bearing deposits	441,329			417,013
Other liabilities	39,747			53,539
Shareholders’ equity	344,073			328,115

Total liabilities and shareholders’ equity	$4,338,371			$4,665,301

Net interest spread			2.85%			2.61%
Contribution of noninterest bearing sources			0.48			0.31

Net interest income/yield on earning assets		$33,507	3.33%		$31,664	2.92%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes loan fees and amortization of deferred loan fees of $654 and $610 for the third quarter of 2006 and 2005, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for the third quarter of 2006 and 2005. The adjustments made to convert to a taxable-equivalent basis were $549 and $574 for the third quarters of 2006 and 2005, respectively.

(5)	Annualized

Interest income and yields for earning-asset average balances and interest expense and rates paid on interest-bearing liability average balances, and the net interest margin follow:
Table Four
Average Balances and Net Interest Income Analysis

	Nine Months Ended September 30
	2006			2005
	Daily	Interest	Average	Daily	Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (5)	Balance	Expense	Paid (5)

Earning assets:
Loans and loans held for sale(1) (2) (3)	$3,019,088	$161,431	7.15%	$2,749,716	$124,457	6.05%
Securities — taxable	818,306	25,920	4.22	1,363,140	38,566	3.77
Securities — nontaxable	101,418	4,513	5.93	110,597	4,544	5.48
Federal funds sold	4,328	160	4.95	1,639	36	2.96
Interest-bearing bank deposits	5,116	160	4.19	5,709	107	2.51

Total earning assets(4)	3,948,256	$192,184	6.50%	4,230,801	$167,710	5.29%
Cash and due from banks	83,359			93,966
Other assets	241,662			226,749

Total assets	$4,273,277			$4,551,516

Interest-bearing liabilities:
Demand deposits	$944,343	$15,326	2.17%	$810,926	$6,266	1.03%
Savings deposits	119,352	192	0.22	123,717	209	0.23
Other time deposits	1,358,177	41,518	4.09	1,383,723	30,736	2.97
Other borrowings	1,047,351	35,742	4.56	1,469,110	35,801	3.26

Total interest-bearing liabilities	3,469,223	$92,778	3.58%	3,787,476	$73,012	2.58%
Noninterest bearing deposits	427,429			389,410
Other liabilities	40,297			52,919
Shareholders’ equity	336,328			321,711

Total liabilities and shareholders’ equity	$4,273,277			$4,551,516

Net interest spread			2.92%			2.71%
Contribution of noninterest bearing sources			0.44			0.28

Net interest income/yield on earning assets		$99,406	3.36%		$94,698	2.99%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of $2,100 and $1,606 for the nine months ended September 30, 2006 and 2005, respectively.

(4)	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for the first nine months of 2006 and 2005. The adjustments made to convert to a taxable-equivalent basis were $1,711 and $1,744 for the nine months ended September 30, 2006 and 2005, respectively.

(5)	Annualized

The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income arising from rate and volume changes for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Table Five
Volume and Rate Variance Analysis

	Three Months Ended
	September 30, 2006 vs September 30, 2005
	Increase (Decrease) Due to Change in
	2006			2005
	Income/			Income/
(In thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale (1)	$56,958	$8,141	$2,876	$45,941
Securities — taxable	9,079	1,969	(5,050)	12,160
Securities — nontaxable (1)	1,449	121	(172)	1,500
Federal funds sold	87	11	61	15
Interest-bearing bank deposits	61	26	(3)	38

Total interest income	$67,634	$10,268	$(2,288)	$59,654

Interest expense:
Demand deposits	$5,925	$2,507	$510	$2,908
Savings deposits	63	(3)	(3)	69
Other time deposits	16,143	4,562	71	11,510
Other borrowings	11,996	3,698	(5,205)	13,503

Total interest expense	34,127	10,764	(4,627)	27,990

Net interest income	$33,507	$(496)	$2,339	$31,664

(1)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Three for further details.

The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income arising from rate and volume changes for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Table Six
Volume and Rate Variance Analysis

	Nine Months Ended
	September 30, 2006 vs September 30, 2005
	Increase (Decrease) Due to Change in
	2006			2005
	Income/			Income/
(In thousands)	Expense	Rate	Volume	Expense

Interest income:
Loans and loans held for sale (1)	$161,431	$24,006	$12,968	$124,457
Securities — taxable	25,920	4,187	(16,833)	38,566
Securities — nontaxable (1)	4,513	362	(393)	4,544
Federal funds sold	160	36	88	36
Interest-bearing bank deposits	160	65	(12)	107

Total interest income	$192,184	$28,656	$(4,182)	$167,710

Interest expense:
Demand deposits	$15,326	$7,882	$1,178	$6,266
Savings deposits	192	(10)	(7)	209
Other time deposits	41,518	11,359	(577)	30,736
Other borrowings	35,742	11,937	(11,996)	35,801

Total interest expense	92,778	31,168	(11,402)	73,012

Net interest income	$99,406	$(2,512)	$7,220	$94,698

(1)	Income on nontaxable securities and loans are stated on a taxable-equivalent basis. Refer to Table Four for further details.
Noninterest Income
The major components of noninterest income are derived from service charges on deposit accounts, ATM, debit, and merchant fees, and mortgage, brokerage, insurance, and wealth management revenue. In addition, the Corporation realizes gains (and losses) on securities, equity investments, and bank-owned property sales, and income from its BOLI policies.
Noninterest income was $17.9 million for the third quarter of 2006, and increase of $0.8 million, or 4.9 percent, compared to the third quarter of 2005. Contributing to the growth over the third quarter of 2005 were increases in wealth management, insurance, and ATM and debit card revenue.
Several unique transactions affected the year-over-year comparisons. First Charter recognized $3.4 million in SBIC/Venture Capital gains during the 2006 third quarter, versus nominal gains in the 2005 third quarter. The previously mentioned sale of two financial centers generated $3.1 million in gains, consisting of $2.8 million attributable to the sale of loans and deposits and $0.3 million from property sales. Total property sale gains were $0.4 million in the 2006 third quarter, compared to $0.6 million in the 2005 third quarter.
Management executed several initiatives during the second half of the 2006 third quarter designed to improve future net interest income and the net interest margin, reduce earnings volatility, and moderate interest rate risk. Specifically, the Company recognized losses of $5.9 million on the sale of lower-yielding securities. The proceeds from the sale of these securities provided the liquidity to reinvest in higher-yielding securities. There were nominal gains in the 2005 third quarter. Additionally, the

Corporation also restructured $21.5 million of BOLI during the third quarter, incurring a $0.3 million charge as a result.
Excluding all these transactions, noninterest income was $17.4 million for the third quarter of 2006, an increase of $1.0 million, or 5.7 percent, compared to the third quarter of 2005.
ATM and merchant income increased $0.5 million due to increased transaction volume resulting from an increase in the number of demand, interest-bearing, money market deposits. Insurance services and wealth management income increased $0.1 million each during the past year.
Noninterest income was $53.4 million for the nine months ended September 30, 2006, an increase of $3.2 million compared to the same period in 2005. The previously described unique items similarly affected noninterest income for the nine-month periods. For the first nine months of 2006, securities losses were $5.8 million, versus nominal losses in 2005. Gains of $4.0 million were recognized on the Corporation’s SBIC/Venture Capital portfolio in 2006, compared to losses of $0.2 million in the same nine-month period of 2005. Gains on sales of deposits and loans were $2.8 million in the 2006 period. There were no deposit or loan sales in the comparable 2005 period. Gains on the sales of bank property were $0.6 million in 2006 and $1.3 million in 2005. BOLI income was reduced in 2006 by the previously mentioned $0.3 million restructuring charge, whereas $0.9 million of income was recognized on BOLI claims in the same 2005 period. Excluding all these transactions, noninterest income was $52.1 million for the first nine months of 2006, a $3.9 million, or 8.1 percent increase from $48.2 million in the 2005 period.
The improvement in noninterest income was across almost all fee income businesses and included a $1.3 million increase in ATM, debit card, and merchant income as a result of increased transaction volume, a $0.9 million increase in service charges resulting from increased NSF volume, a $0.7 million increase in insurance revenue, a $0.5 million increase in mortgage loan fees, and a $0.2 million increase in wealth management revenue. Brokerage revenue declined by $0.2 million and BOLI income decreased $1.1 million as a result of two death benefit claims in 2005 and the previously mentioned restructuring charge incurred in 2006.
Details of noninterest income follow:
Table Seven
Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30		Increase/(Decrease)		September 30		Increase/(Decrease)
(Dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Service charges on deposits	$7,353	$7,321	$32	0.4%	$21,520	$20,618	$902	4.4%
Wealth management	1,492	1,358	134	9.9	4,691	4,534	157	3.5
Securities gains (losses), net	(5,860)	12	(5,872)	NM	(5,828)	(19)	(5,809)	NM
Gain on sale of deposits and loans	2,825	—	2,825	NM	2,825	—	2,825	NM
Equity method investments gains (losses), net	3,415	29	3,386	NM	3,971	(203)	4,174	NM
Mortgage services	902	873	29	3.3	2,626	2,084	542	26.0
Brokerage services	847	888	(41)	(4.6)	2,250	2,483	(233)	(9.4)
Insurance services	2,937	2,796	141	5.0	10,084	9,407	677	7.2
Bank owned life insurance	722	863	(141)	(16.3)	2,399	3,452	(1,053)	(30.5)
Property sale gains, net	408	566	(158)	(27.9)	596	1,283	(687)	(53.5)
ATM, debit, and merchant fees	2,182	1,723	459	26.6	6,197	4,892	1,305	26.7
Other	661	614	47	7.7	2,034	1,643	391	23.8

Total noninterest income	$17,884	$17,043	$841	4.9%	$53,365	$50,174	$3,191	6.4%

Noninterest Expense
Noninterest expense for the 2006 third quarter was $30.4 million, a $1.4 million increase compared to the third quarter of 2005. Of this increase, $1.2 million was attributable to expense related to the Corporation’s Raleigh investment.
Salaries and employee benefits increased $0.6 million, compared to the third quarter of 2005, principally attributable to the Raleigh investment and FAS 123R expense, but partially offset by reductions in performance-based incentive accruals and the effect of a favorable adjustment to a medical reserve. Occupancy and equipment expense included $0.3 million of incremental Raleigh-related costs. Data processing expense increased $0.2 million on a year-over-year basis due to increased transaction volume. Checking account promotions, along with the Raleigh market entry, contributed to the $0.2 million increase in marketing expense between periods. An increased level of outsourced technology, recruiting, audit, and property management services contributed to the $0.4 million rise in professional services expense.
For the first nine months of 2006, noninterest expense was $93.3 million, up $6.1 million from $87.2 million for the first nine months of 2005. Of this increase, $3.7 million is attributable to expenses related to the Corporation’s investments in Raleigh.
Salaries and employee benefits increased $3.7 million, compared to the 2005 nine-month period, of which $2.1 million is due to additional personnel in the Raleigh market. Incremental expense associated with equity-based compensation (FAS 123R) totaled $1.4 million, while increased incentive-based compensation contributed $1.0 million toward the increase in salary and employee benefits. These increases were partially offset by a $1.1 million expense associated with a legacy employee benefit plan in the second quarter of 2005, which did not recur in 2006.
Professional services expense rose $0.8 million, reflecting an increase in outsourced services, data processing increased $0.5 million as a result of increased ATM and debit transaction costs, occupancy and equipment expense increased $0.5 million due to additional financial center lease and depreciation costs, of which $0.8 million was related to the additional Raleigh financial centers. These increases were partially offset by certain corporate fixed assets becoming fully depreciated in the quarter and no longer being expensed.
Details of noninterest expense follow:
Table Eight
Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30		Increase/(Decrease)		September 30		Increase/(Decrease)
(Dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Salaries and employee benefits	$16,532	$15,901	$631	4.0%	$51,049	$47,378	$3,671	7.7%
Occupancy and equipment	4,272	4,344	(72)	(1.7)	13,929	13,412	517	3.9
Data processing	1,510	1,310	200	15.3	4,454	3,964	490	12.4
Marketing	1,255	1,076	179	16.6	3,739	3,221	518	16.1
Postage and supplies	1,223	1,092	131	12.0	3,782	3,487	295	8.5
Professional services	2,476	2,064	412	20.0	6,731	5,961	770	12.9
Amortization of intangibles	160	128	32	25.0	464	385	79	20.5
Foreclosed properties	21	116	(95)	(81.9)	493	331	162	48.9
Telephone	570	537	33	6.1	1,677	1,616	61	3.8
Other	2,349	2,375	(26)	(1.1)	6,998	7,421	(423)	(5.7)

Total noninterest expense	$30,368	$28,943	$1,425	4.9%	$93,316	$87,176	$6,140	7.0%

Income Tax Expense
Income tax expense for the three months ended September 30, 2006 was $6.3 million for an effective tax rate of 33.0 percent, compared with $4.4 million for an effective tax rate of 26.6 percent in the third quarter of 2005. Income tax expense for the nine months ended September 30, 2006 was $18.2 million, representing an effective tax rate of 33.7 percent, compared to $14.8 million for an effective tax rate of 30.5 percent for the same 2005 period. The effective tax rate for the 2006 third quarter and both 2005 periods was lowered by the reduction in previously accrued taxes due to reduced risk on certain tax contingencies. In addition, the effective rates were affected in the 2005 periods by lower estimated pretax income and an increase in nontaxable adjustments relative to taxable income.
Balance Sheet Analysis

Securities Available for Sale
The securities portfolio, all of which is classified as available for sale, is a component of the Corporation’s Asset Liability Management (ALM) strategy. The decision to purchase or sell securities is based upon liquidity needs, changes in interest rates, changes in the Bank’s risk tolerance, the composition of the rest of the balance sheet, and other factors. Securities available for sale are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders’ equity unless the unrealized losses are considered other-than-temporary.
The fair value of the securities portfolio is determined by various third party sources. Valuations are determined as of a date within close proximity to the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.
At September 30, 2006, securities available for sale were $899.1 million, or 22 percent of total earning assets, compared to $899.1 million or 23 percent of total earning assets at December 31, 2005. Pretax unrealized net losses on securities available for sale were $13.5 million at September 30, 2006, compared to pretax unrealized net losses of $18.6 million at December 31, 2005. The recognition of $5.9 million of losses during the third quarter of 2006 on the sale of $160.8 million of securities, along with an increase in market interest rates led to the reduction in the unrealized losses between year-end 2005 and September 30, 2006. The unrealized losses in the securities portfolio have primarily resulted from the rise in interest rates over the past few years. The Corporation has been purchasing shorter-duration securities with more predictable cash flows in a variety of interest rate scenarios as part of its overall balance sheet management. This approach has the added benefit of mitigating the risk of unrealized losses increasing due to rising interest rates and allows the Corporation to reinvest the cash flows of the portfolio into higher-rate securities or fund loan growth in a rising interest rate environment. During the third quarter, proceeds from the aforementioned sales contributed to the purchase of $178.7 million of securities, principally mortgage- and asset-backed securities.
Loan Portfolio
The Corporation’s loan portfolio consists of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Home Equity, and Consumer. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition, and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the maturity can extend out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of commercial real estate, commercial non real estate and construction loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from financial institutions with which the Corporation has established relationships. This program enables the Corporation to diversify both its geographic and its total exposure risk.
Gross loans increased $145.9 million, or 5 percent annualized, to $3.1 billion at September 30, 2006 compared to $2.95 billion at December 31, 2005. The growth was driven by commercial real estate and construction loans, which increased $124.7 million and $91.5 million, respectively. Consumer loans also contributed with an increase of $11.3 million from the end of the previous year. Mortgage loans declined $37.4 million due, in part, to normal loan amortization and the Corporation’s strategy of selling most of its new mortgage production in the secondary market. Home equity loans declined $36.6 million partly as a result of customers refinancing adjustable rate home equity loans into fixed-rate first mortgage loans. Commercial non real estate loans also declined $7.5 million. In late 2005 and early 2006, the Corporation expanded into the Raleigh, North Carolina market with four de novo financial centers. At September 30, 2006, First Charter had $108.1 million in loan balances from the Raleigh market. Also affecting loan balances was an $8.1 million reduction of loans, primarily consumer loans, sold in connection with the previously mentioned sale of two financial centers during the third quarter of 2006.
During the third quarter of 2006, approximately $93.9 million of consumer loans secured by real estate were transferred from the consumer loan category to the home equity ($13.5 million) and mortgage ($80.4 million) loan categories to make the balance sheet presentation more consistent with bank regulatory definitions. The balance sheet transfer had no effect on credit reporting, underwriting, reported results of operations, or liquidity. Prior period-end balances have been reclassified to conform to the current-period presentation.

Composition of the loan portfolio follows:
Table Nine
Loan Portfolio Composition

	September 30	Percent of	December 31	Percent of
(Dollars in thousands)	2006	Total Loans	2005	Total Loans

Commercial real estate	$905,299	29.3%	$780,597	26.5%
Commercial non real estate	225,874	7.3	233,409	7.9
Construction	608,899	19.7	517,392	17.6
Mortgage	623,271	20.2	660,720	22.4
Home equity	458,545	14.8	495,181	16.8
Consumer	269,932	8.7	258,619	8.8

Total portfolio loans	3,091,820	100.0%	2,945,918	100.0%
Allowance for loan losses	(29,919)		(28,725)
Unearned income	(37)		(173)

Portfolio loans, net	$3,061,864		$2,917,020

Deposits
Deposits totaled $3.0 billion at September 30, 2006, a $155.4 million increase from December 31, 2005. Period-end core deposits (money market, demand, and savings accounts) increased $54.2 million to $1.5 billion at September 30, 2006. Retail certificates of deposit (CDs) increased $80.8 million from December 31, 2005, to $997.4 million at September 30, 2006. The increase was largely driven by continued customer preferences for the higher yields offered by CDs relative to other bank deposit products. The Corporation uses brokered CDs, which increased $20.3 million to $425.5 million, as an alternative source of cost-effective funding. The sale of two financial centers in the third quarter reduced period-end deposits by $38.0 million. Included in the deposits sold were $5.7 million in noninterest-bearing demand deposits, $18.1 million in interest checking, money market, and savings deposits, and $14.2 million in CDs.
Other Borrowings
Other borrowings consist of Federal Funds purchased, securities sold under agreements to repurchase, commercial paper and other short-term borrowings, and long-term borrowings. The Bank had available federal funds lines totaling $160.0 million with none outstanding at September 30, 2006, compared to $25.0 million outstanding at December 31, 2005. Securities sold under agreements to repurchase totaled $199.3 million at September 30, 2006, compared to $287.3 million at December 31, 2005.
The Corporation issues commercial paper as another source of short-term funding. Commercial paper outstanding at September 30, 2006, was $18.6 million, compared to $58.4 million at December 31, 2005.
Other short-term borrowings include FHLB borrowings with an original maturity of one year or less. During the first nine months of 2006, short-term FHLB borrowings decreased $14.0 million to $126.0 million as short-term funding needs were met by deposit growth.
Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities (Trust Securities). At September 30, 2006, the Bank had $626.0 million of long-term FHLB borrowings, compared to $496.0 million at December 31, 2005. In addition, the Corporation had $61.9 million of subordinated debentures at both September 30, 2006 and December 31, 2005.

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
Loan Administration and Underwriting
The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships of less than $750,000 may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750,000. The exceptions to this include City Executives (senior loan officers) who are authorized to approve relationships up to $1.0 million. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Relationships totaling $5.0 million or more are further reviewed by senior lending officers of the Bank, the Chief Risk Officer, and the Credit Risk Management Committee comprised of executive and senior management. In addition, relationships totaling $10.0 million or more are reviewed by the Board of Directors’ Credit and Compliance Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. As of September 30, 2006, the Corporation had a legal lending limit of $62.3 million and a general target-lending limit of $10.0 million per relationship.
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
In general, consumer loans (including mortgage and home equity) have a lower risk profile than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, because the collateral value of real estate generally maintains its value better than non real estate or construction collateral. Consumer loans, which are smaller in size and more geographically diverse across the Corporation’s entire primary market area, provide risk diversity across the portfolio. Because mortgage loans are secured by first liens on the consumer’s residential real estate, they are the Corporation’s lowest risk profile loan type. Home equity loans are deemed less risky than unsecured consumer loans as home equity loans and lines are secured by first or second deeds of trust on the borrower’s residential real estate. A centralized decisioning process is in place to control the risk of the consumer, home equity, and mortgage loan portfolio. The consumer real estate appraisal process is also centralized relative to appraisal engagement, appraisal review, and appraiser quality assessment. These processes are detailed in the underwriting guidelines, which cover each retail loan product type from underwriting, servicing, compliance issues and closing procedures.

At September 30, 2006, the substantial majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate portfolio, represents loans to borrowers within the Charlotte and Raleigh Metro regions. The diverse economic base of these regions tends to provide a stable lending environment; however, an economic downturn in the Charlotte region, the Corporation’s primary market area, could adversely affect its business. No significant concentration of credit risk has been identified due to the diverse industrial base in this region.
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
Derivatives
The Corporation enters into interest rate swap agreements or other derivative transactions as business conditions warrant. As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. As a result, the Corporation extinguished $222 million in debt and terminated the related interest rate swaps. As of September 30, 2006 and December 31, 2005, the Corporation had no interest rate swap agreements or other derivative transactions outstanding.
Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans and other real estate owned (OREO). The nonaccrual status is determined after a loan is 90 days past due or when deemed not collectible in full as to principal or interest, unless in management’s opinion collection of both principal and interest is assured by way of collateralization, guarantees, or other security and the loan is in the process of collection. OREO represents real estate acquired through foreclosure or deed in lieu thereof and is generally carried at the lower of cost or fair value, less estimated costs to sell.
Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor, as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. As of September 30, 2006, no loans were 90 days or more past due and still accruing interest.
Nonperforming assets and loans 90 days or more past due and still accruing interest follow:
Table Ten
Nonperforming Assets and Delinquent Loans

	September 30		June 30		March 31		December 31		September 30
(Dollars in thousands)	2006		2006		2006		2005		2005

Nonaccrual loans	$7,090		$7,763		$9,211		$10,811		$7,071
Loans 90 days or more past due accruing interest	—		—		—		—		—

Total nonperforming loans	7,090		7,763		9,211		10,811		7,071
Other real estate	5,601		5,902		6,072		5,124		6,079

Nonperforming assets	$12,691		$13,665		$15,283		$15,935		$13,150

Nonaccrual loans as a percentage of total portfolio loans	0.23%		0.25%		0.31%		0.37%		0.24%
Nonperforming assets as a percentage of:
Total assets	0.29		0.31		0.36		0.38		0.28
Total portfolio loans and other real estate	0.41		0.44		0.51		0.54		0.45
Ratio of allowance for loan losses to nonperforming loans	4.22	x	3.80	x	3.20	x	2.66	x	4.21	x

Nonaccrual loans totaled $7.1 million at September 30, 2006, representing a $3.7 million decrease from $10.8 million at December 31, 2005. During the first quarter of 2006, there was a $1.6 million paydown on a commercial loan included in nonaccrual loans at year-end 2005. In addition to this paydown, the transfer of several consumer loans to OREO contributed to the $3.7 million decrease in nonaccrual loans. The aforementioned transfer of several consumer loans from nonaccrual loans into OREO, partially offset by a $0.4 million commercial loan write-down during the second quarter of 2006 led to the $0.5 million increase in OREO between December 31, 2005 and September 30, 2006. Nonperforming assets as a percentage of total loans and other real estate owned decreased to 0.41 percent at September 30, 2006, compared to 0.54 percent at December 31, 2005 and 0.45 percent at September 30, 2005.
Nonaccrual loans at September 30, 2006 and December 31, 2005, were not concentrated in any one industry and primarily consisted of loans secured by real estate. Nonaccrual loans as a percentage of loans may increase or decrease as economic conditions change. Management takes current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.
Allowance for Loan Losses
The Corporation’s allowance for loan losses consists of three components: (i) valuation allowances computed on impaired loans in accordance with SFAS 114; (ii) valuation allowances determined by applying historical loss rates to those loans not specifically identified as impaired; and (iii) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated quarterly and, along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting components are used by management to determine the adequacy of the allowance for loan losses.
All estimates of loan portfolio risk, including the adequacy of the allowance for loan losses, are subject to general and local economic conditions, among other factors, which are unpredictable and beyond the Corporation’s control. Because a significant portion of the loan portfolio is comprised of real estate loans and loans to area businesses, the Corporation is subject to risk in the real estate market and changes in the economic conditions in its primary market areas. Changes in these areas can increase or decrease the provision for loan losses.
During the nine months ended September 30, 2006, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Based on its review for the nine months ended September 30, 2006, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market areas did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.
The Corporation continuously reviews its portfolio for any concentrations of loans to any one borrower or industry. To analyze its concentrations, the Corporation prepares various reports showing total risk concentrations to borrowers by industry, as well as reports showing total risk concentrations to one borrower. At the present time, the Corporation does not believe it is overly concentrated in any industry or specific borrower and therefore has made no allocations of allowances for loan losses for this factor for any of the periods presented.
The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. The percent of additional allocation for the operational reserve has not changed in recent periods.

Changes in the allowance for loan losses follow:
Table Eleven
Allowance For Loan Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2006	2005	2006	2005

Balance at beginning of period	$29,520	$29,032	$28,725	$26,872

Charge-offs
Commercial non real estate	341	673	700	1,529
Commercial real estate	151	605	486	1,463
Construction	—	7	—	7
Mortgage	83	12	104	87
Home equity	202	363	903	792
Consumer	530	537	1,478	1,753

Total charge-offs	1,307	2,197	3,671	5,631

Recoveries
Commercial non real estate	96	5	535	527
Mortgage	13	—	13	36
Home equity	1	—	1	—
Consumer	191	178	512	436

Total recoveries	301	183	1,061	999

Net charge-offs	1,006	2,014	2,610	4,632

Provision for loan losses	1,405	2,770	3,804	7,548
Allowance related to loans sold	—	—	—	—

Balance at end of period	$29,919	$29,788	$29,919	$29,788

Average portfolio loans	$3,070,286	$2,896,794	$3,010,654	$2,743,156
Net charge-offs to average portfolio loans (annualized)	0.13%	0.28%	0.12%	0.23%
Allowance for loan losses to portfolio loans	0.97	1.02	0.97	1.02

The allowance for loan losses was $29.9 million, or 0.97 percent of portfolio loans at September 30, 2006, compared to $28.7 million, or 0.98 percent of portfolio loans at December 31, 2005 and $29.8 million or 1.02 percent of portfolio loans at September 30, 2005. The lower allowance for loan loss ratio compared to a year ago resulted from the Corporation’s improved credit quality trends.
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
Provision for Loan Losses
The provision for loan losses is the amount charged to earnings, which is necessary to maintain an adequate and appropriate allowance for loan losses. Accordingly, the factors, which influence changes in the allowance for loan losses, have a direct effect on the provision for loan losses. The allowance for loan losses changes from period to period as a result of a number of factors, the most significant of which for the Corporation include the following: (i) changes in the amounts of loans outstanding, which are used to estimate current probable loan losses; (ii) current charge-offs and recoveries of loans; (iii) changes in impaired loan valuation allowances; (iv) changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; (v) changes in loss percentages; and (vi) changes in the mix of types of loans. In addition, the Corporation considers other, more subjective factors, which impact the credit quality of the portfolio as a whole and estimates allocations of allowance for loan losses for these factors, as well. These factors include loan concentrations, economic conditions and operational risks. Changes in these components of the allowance can arise from fluctuations in the underlying percentages used as related loss estimates for these factors, as well as variations in the portfolio balances to which they are applied. The net change in all of these components of the allowance for loan losses results in the provision for loan losses. For a more detailed discussion of the Corporation’s process for estimating the allowance for loan losses, see Allowance for Loan Losses.
The provision for loan losses for the three and nine months ended September 30, 2006 totaled $1.4 million and $3.8 million, respectively. This compares to a provision for loan losses of $2.8 million and $7.5 million for the three and nine months ended September 30, 2005, respectively. The decrease in the provision for loan losses was primarily attributable to improved credit quality trends and a decrease in net charge-offs. Net charge-offs for the three months ended September 30, 2006 totaled $1.0 million, or 0.13 percent of average portfolio loans, compared to $2.0 million, or 0.28 percent of average portfolio loans for the same 2005 period. For the nine months ended September 30, 2006, net charges-offs were $2.6 million, or 0.12 percent of average portfolio loans, compared to $4.6 million, or 0.23 percent of average portfolio loans for the same 2005 period.
Market Risk Management

Asset-Liability Management and Interest Rate Risk
The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance approval by Management and the Board of Directors. Management primarily analyzes interest rate risk in two fundamentally different ways: earnings simulation and market value of equity. The first method uses an earnings simulation model to assess the amount of near-term earnings at risk (net interest income at risk over a 12-month horizon) due to changes in interest rates. In analyzing interest rate sensitivity for policy measurement, net interest income is simulated in plus and minus 200 basis point rate shock scenarios relative to the implied forward interest rate scenario for the next 12 months. At September 30, 2006, First Charter estimated that its net interest income at risk to a plus and minus 200 basis point rate shock relative to the implied forwards was a positive 3 percent and negative 4 percent, respectively.
The second method management uses to analyze interest rate risk is to calculate the market value of equity for the Corporation. This calculation discounts the anticipated cash flows of a static balance sheet using current rates. Management then recalculates the Corporation’s market value of equity in plus and minus 200 basis point rate shock scenarios. The Corporation has established a 15 percent limit for the market value of equity at risk for a 200 basis point rate shock. At September 30, 2006, the Corporation’s market value at risk for a 200 basis point increase and decrease relative to the implied forward rate forecast was a negative 9 percent and positive 4 percent, respectively.
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
Table Twelve summarizes the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold, and interest-bearing bank deposits are excluded from Table Twelve as their respective carrying values approximate fair value. These financial instruments generally expose the

Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted-average expected life, obtained from an independent evaluation of the average remaining life of each security based on expected prepayment speeds of the underlying mortgages at September 30, 2006. These expected maturities, weighted-average effective yields, and fair values would change if interest rates change. Demand deposits, money market accounts, and certain savings deposits are presented in the earliest maturity window because they have no stated maturity. For interest rate risk analytical purposes, these non-maturity deposits are believed to have average lives longer than shown here.
Table Twelve
Market Risk

		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Cost	$747,034	$350,054	$193,880	$148,498	$25,362	$22,257	$6,983
Weighted-average effective yield	4.51%
Fair value	$737,063
Variable rate
Cost	$165,601	29,209	29,283	29,392	4,276	1,177	72,264
Weighted-average effective yield	4.48%
Fair value	$162,057
Loans and loans held for sale
Fixed rate
Book value	$877,741	189,244	182,476	138,197	114,399	113,259	140,166
Weighted-average effective yield	6.68%
Fair value	$862,346
Variable rate
Book value	$2,224,965	930,475	318,487	216,499	107,950	87,664	563,890
Weighted-average effective yield	7.30%
Fair value	$2,197,658

Liabilities
Deposits
Fixed rate
Book value	$1,422,867	1,252,839	140,214	18,014	6,883	4,578	339
Weighted-average effective yield	4.51%
Fair value	$1,426,787
Variable rate
Book value	$1,079,134	274,849	274,073	273,815	120,211	64,099	72,087
Weighted-average effective yield	1.95%
Fair value	$1,001,802
Long-term borrowings
Fixed rate
Book value	$305,953	160,052	20,055	75,058	61	50,053	674
Weighted-average effective yield	4.25%
Fair value	$299,489
Variable rate
Book value	$381,857	200,000	—	120,000	—	—	61,857
Weighted-average effective yield	5.56%
Fair value	$380,838

Off-Balance-Sheet Risk
The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments of $35.4 million to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note 9 of the consolidated financial statements for further discussion of commitments. The Corporation does not have any off-balance sheet financing arrangements, other than the Trust Securities.
The following table presents aggregated information and expected maturities of commitments as of September 30, 2006.
Table Thirteen
Commitments

	Less than	1-3	4-5	Over 5
(In thousands)	1 year	Years	Years	Years	Total

Loan commitments	$543,109	$183,197	$31,159	$49,215	$806,680
Lines of credit	33,669	3,114	1,691	441,480	479,954
Standby letters of credit	17,615	3,266	—	—	20,881

Total commitments	$594,393	$189,577	$32,850	$490,695	$1,307,515

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
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
The primary source of funding for the Corporation includes dividends received from the Bank and proceeds from the issuance of common stock. In addition, the Corporation had a $25.0 million bank line of credit with no outstandings and commercial paper outstandings of $18.6 million at September 30, 2006. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases, and dividends paid to shareholders. During 2005, the Corporation issued Trust Securities through specially formed trusts. The Trust Securities are presented as long-term borrowings in the Consolidated Balance Sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

Primary sources of funding for the Bank include customer deposits, wholesale deposits, other borrowings, loan repayments, and available-for-sale securities. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At September 30, 2006, the Bank had an available line of credit with the FHLB totaling $1.3 billion with $752.0 million outstanding. At September 30, 2006, the Bank also had $160.0 million of federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.
Management believes the Corporation’s and the Bank’s sources of liquidity are adequate to meet loan demand, operating needs, and deposit withdrawal requirements.
Capital Management

The Corporation views capital as its most valuable and most expensive funding source. The objective of effective capital management is to generate above-market returns on equity to the Corporation’s shareholders while maintaining adequate regulatory capital ratios. Some of the Corporation’s primary uses of capital include funding growth, asset acquisition, dividend payments, and common stock repurchases.
Shareholders’ equity at September 30, 2006, increased to $352.6 million, representing 8.0 percent of period-end assets, compared to $323.6 million, or 7.6 percent, of period-end assets at December 31, 2005. The increase was due mainly to net income of $35.8 million and $7.4 million of stock issued under stock-based compensation plans and the Corporation’s dividend reinvestment plan. These increases were partially offset by cash dividends of $0.58 per common share, which resulted in cash dividend declarations of $17.6 million for the nine months ended September 30, 2006. In addition, the accumulated other comprehensive loss (after-tax unrealized losses on available-for-sale securities) decreased $3.1 million to $8.2 million at September 30, 2006, compared to $11.3 million at December 31, 2005.
On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of September 30, 2006, the Corporation had repurchased a total of approximately 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the three or nine months ended September 30, 2006.
On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At September 30, 2006, no shares had been repurchased under this authorization.
During 2005, the Corporation issued Trust Securities through specially formed trusts. The Trust Securities are presented as long-term borrowings in the Consolidated Balance Sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At September 30, 2006, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks.

The Corporation’s and the Bank’s actual capital amounts and ratios at September 30, 2006 follow:
Table Fourteen
Capital Ratios

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital (to Adjusted Average Assets)
First Charter Corporation	$398,581	9.18%	$173,602	4.00%	None	None
First Charter Bank	385,177	8.91	172,998	4.00	$216,247	5.00%

Tier I Capital (to Risk-Weighted Assets)
First Charter Corporation	$398,581	11.19%	$142,490	4.00%	None	None
First Charter Bank	385,177	10.82	142,368	4.00	$213,551	6.00%

Total Capital (to Risk-Weighted Assets)
First Charter Corporation	$428,666	12.03%	$284,980	8.00%	None	None
First Charter Bank	415,096	11.66	284,736	8.00	$355,919	10.00%

Regulatory Recommendations

Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities, which if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Accounting Matters

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 is an amendment of SFAS 133 and SFAS 140. SFAS 155 permits companies to elect, on a deal-by-deal basis, to apply a fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Corporation will be required to apply the provisions of SFAS 155 to all financial instruments acquired or issued after January 1, 2007. The Corporation does not expect SFAS 155 will have a material effect on the consolidated financial statements of the Corporation.
In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets. SFAS 156 amends SFAS 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes. The Corporation will be required to adopt this standard beginning January 1, 2007. The Corporation does not expect SFAS 156 will have a material effect on the consolidated financial statements of the Corporation.
In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. The Interpretation clarifies the accounting for uncertain tax positions and requires the Corporation to recognize management’s best estimate of the impact of a tax position only if it is considered “more likely than not,” as defined in SFAS 5, Accounting for Contingencies, of being sustained on audit based solely on the technical merits of the tax position. The Corporation will be required to adopt this Interpretation beginning January 1, 2007. Management is currently evaluating the effect of this Interpretation and its effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, however, does clarify the proper measurement of fair value as the hypothetical price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or receive the assumed liability (an entry price) at the measurement date. The Corporation will be required to adopt this standard beginning January 1, 2008. The Corporation does not expect SFAS 157 will have a material effect on the consolidated financial statements of the Corporation.
In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 is an amendment of SFAS 8, SFAS 88, SFAS 106, SFAS 132(R). SFAS 158 requires an entity to recognize the funded status of its benefit plans in its statement of financial position. The statement also requires the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit costs, to be recognized as a component of other comprehensive income, net of tax. The statement requires the defined benefit plan assets and obligations to be measured as of the date of the entity’s fiscal year-end statement of financial position. Additional disclosure in the footnotes of the financial statements is also required relating to certain effects on net period benefit costs for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition asset or obligation. The Corporation will be required to adopt this standard for the year ended December 31, 2006. Management is currently evaluating this statement and its effect on the consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is an amendment to Part 211 of Title 17 of the Code of Federal Regulations. SAB 108 provides guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. The bulletin recommends registrants quantify the effect of correcting all misstatements, including both the carryover and the reversing effects of prior-year misstatements, on the current-year financial statements. The application of the guidance is encouraged in any report for an interim period of the Corporation’s fiscal year ending December 31, 2006. Management is currently evaluating this statement and its effect on the consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management — Asset-Liability Management and Interest Rate Risk on pages 38-39 for Quantitative and Qualitative Disclosures about Market Risk.
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
(b) Changes in internal control over financial reporting. During the Registrant’s third fiscal quarter, there has been no change in the Registrant’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Corporation and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity, or financial position of the Corporation or the Bank.
Item 1A. Risk Factors
As discussed in this report, on June 1, 2006 the Corporation entered into and announced a definitive Agreement and Plan of Merger to acquire all outstanding shares of GBC Bancorp, Inc. (GBC), parent of Gwinnett Banking Company (Merger). The Merger closed effective November 1, 2006. The following risk factor is being provided in addition to the risk factors previously disclosed in “Item 1A Risk Factors” of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
Risks Associated with the Merger
The Corporation may fail to realize the anticipated benefits and cost savings associated with the Merger. Achievement of these benefits and cost savings relies heavily on the successful integration of the combined businesses, which also may divert the attention of management. Failure to successfully integrate and achieve these benefits and cost savings could have a material adverse affect on the Corporation. In addition, the Corporation has had limited experience in the competitive greater Atlanta metropolitan market area, and there may be unexpected challenges and difficulties that could adversely affect the Corporation following the consummation of the Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Issuer Purchases of Equity Securities
The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended September 30, 2006.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs

July 1, 2006 - July 31, 2006	—	—	—	1,625,400
August 1, 2006 - August 31, 2006	—	—	—	1,625,400
September 1, 2006 - September 30, 2006	—	—	—	1,625,400

Total	—	—	—	1,625,400

On January 24, 2002, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to 1.5 million shares of the Corporation’s common stock from time to time. As of September 30, 2006, the Corporation had repurchased 1,374,600 shares under this authorization.
On November 3, 2003, the Corporation’s Board of Directors had authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of September 30, 2006, no shares have been repurchased under this authorization. These stock repurchase plans have no set expiration or termination date.

There were no repurchases of the Corporation’s common stock during the three or nine months ended September 30, 2006. The maximum number of shares that may yet be purchased under the plans or programs was 1,625,400 at September 30, 2006.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.

Item 5. Other Information
(a) Effective October 25, 2006, J. Scott Ensor (“Mr. Ensor”), an existing employee of the Corporation, became Executive Vice President and Chief Risk Officer of the Corporation and the Bank. On November 6, 2006, the Corporation entered into an amended Change in Control Agreement with Mr. Ensor (as, amended, the “Change in Control Agreement”). The terms of the Change in Control Agreement provide for continued payment of base salary and average bonus amounts, as well as certain continued benefits provided to employees generally, following a “change in control” of the Corporation. The benefits to be received pursuant to these agreements will be paid to Mr. Ensor for a period of twenty-four months following a change in control. The payments and benefits to be received pursuant to the Change in Control Agreement will not exceed the limitations imposed by Section 280G of the Internal Revenue Code of 1986, as amended.
For purposes of the Change in Control Agreement, a “change in control” is generally defined to include a merger or similar transaction involving the Corporation in which the Corporation’s shareholders receive less than 50% of the voting stock of the surviving corporation, the sale or transfer of substantially all the Corporation ‘s assets, certain acquisitions of more than 20% of the Corporation ‘s common stock by any person or group other than a person or group who owned more than 5% of the Corporation ‘s common stock as of the date of such agreements unless prior approval of the Corporation ‘s Board of Directors is received, certain instances in which the composition of the Corporation’s Board of Directors changes by more than 50% during a two year period, or any other transaction that would constitute a change in control required to be reported by the Corporation in a proxy statement or the acquisition of control of the Corporation under applicable federal banking laws.
To be entitled to payments upon such a change in control, (a) Mr. Ensor’s employment must be terminated by the Corporation or the Bank other than for cause, or (b) Mr. Ensor must terminate his employment for good reason, in either case within one year following the change in control. “Cause” is defined generally as willful misconduct, use of narcotics or alcohol in a manner that affects Mr. Ensor’s duties, conviction of a felony or misdemeanor involving moral turpitude, embezzlement or theft from the Corporation or the Bank, gross inattention to or dereliction of duty, or performance of any other willful acts which Mr. Ensor knew or reasonably should have known would be materially detrimental to the Corporation or the Bank. “Good reason” generally means a material reduction in Mr. Ensor’s duties or a change in title resulting in reduction of his responsibilities, a material reduction in his salary or bonus, or his relocation to an area farther than a specified distance from his primary employment location.
The forgoing summary of the Change in Control Agreement does not purport to be complete and is qualified in its entirety by reference to the Change in Control Agreement, which is attached hereto as Exhibit 10.2 and is incorporated herein by reference. This Quarterly Report on Form 10-Q is being filed within four business days of November 6, 2006. Consequently, the Change in Control Agreement is being disclosed herein, rather than under Item 1.01 of Form 8-K.
Item 6.Exhibits

Exhibit No.	Description of Exhibits

10.1	Transition Agreement, dated September 27, 2006, by and between the Registrant and Richard A. Manley, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 27, 2006.

10.2	Amended Change in Control Agreement, dated November 6, 2006, by and between the Registrant and J. Scott Ensor.

Exhibit No.	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

Date: November 9, 2006	By:	/s/ Charles A. Caswell
Charles A. Caswell
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer duly authorized to sign on behalf of the registrant)