Form 10-K
period 2006-12-31
FIRST CHARTER CORP /NC/
filed 2007-04-05
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _ _ to _ _

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, determined using a per share closing sale price on that date of $24.53, as quoted on the NASDAQ Global Select Market, was $707,123,409.

As of April 2, 2007, the registrant had outstanding 35,106,334 shares of common stock, no par value.

Documents Incorporated by Reference

PART III: Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

First Charter Corporation
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2006

All reports filed electronically by First Charter Corporation with the United States Securities and Exchange Commission (the “SEC”), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation’s Web site at www.firstcharter.com. These filings are also accessible on the SEC’s Web site at www.sec.gov.

Part I

Item 1.	Business

General

First Charter Corporation (hereinafter referred to as the “Registrant,” “First Charter,” or the “Corporation”) is a bank holding company established as a North Carolina corporation in 1983 and is registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Its principal asset is the stock of its banking subsidiary, First Charter Bank (the “Bank”). The principal executive offices of the Corporation and the Bank are located at 10200 David Taylor Drive, Charlotte, North Carolina 28262. The telephone number is (704) 688-4300.

First Charter Bank, a North Carolina state bank, is the successor entity to The Concord National Bank, which was established in 1888. On November 1, 2006, the Corporation completed its acquisition of GBC Bancorp, Inc., parent of Gwinnett Banking Company (“Gwinnett Bank”), its banking subsidiary, headquartered in Lawrenceville, Georgia (the “Merger”). As a result of the Merger, Gwinnett Bank became a subsidiary of the Corporation. Effective March 1, 2007, Gwinnett Bank was merged with and into First Charter Bank. Gwinnett Bank operated two financial centers located in Lawrenceville, Georgia and Alpharetta, Georgia.

On December 31, 2006, the Bank and Gwinnett Bank, both full service banks, collectively operated 59 financial centers and four insurance offices, as well as 139 ATMs (automated teller machines) in North Carolina and Georgia and operated loan origination offices in Asheville, North Carolina and Reston, Virginia.

The Corporation’s primary market area is located within North Carolina and is centered primarily around the Charlotte Metro region, including Mecklenburg County and its surrounding counties. Charlotte is the twenty-first largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services, and education. In October 2005 and February 2006, the Corporation expanded into the Raleigh, North Carolina market with the opening of one and three de novo financial centers, respectively. Raleigh has an economic base similar to that found in Charlotte. Since the North Carolina economy has historically relied on the manufacturing and transportation sectors, it has been significantly impacted by global competition and rising energy prices. As a result, the North Carolina economy is transitioning to a more service-oriented economy. Recently, the education, healthcare, financial and business services industries have shown the most growth.

As a result of the Merger, the Corporation entered the Atlanta, Georgia, market in the fourth quarter of 2006. Gwinnett Bank was organized in 1996, and opened its main office in Lawrenceville, Gwinnett County, Georgia, in 1997. An additional financial center, in Alpharetta, Fulton County, Georgia, opened in 2001. Gwinnett and Fulton Counties have a diverse economic base. Primary business sectors include education, government, health and social services, retail trade, manufacturing, financial and other professional services.

Through its financial centers, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, money market accounts, certificates of deposit, individual retirement accounts, full service and discount brokerage services including annuity sales, overdraft protection, financial planning services, personal and corporate trust services, safe deposit boxes, and online banking. It also provides commercial, consumer, real estate, residential mortgage, and home equity loans.

In addition, the Bank also operates two subsidiaries: First Charter Insurance Services, Inc. (“First Charter Insurance”) and First Charter Leasing and Investments, Inc. (“First Charter Leasing”). First Charter Insurance is a North Carolina corporation formed to meet the insurance needs of businesses and individuals. First Charter Leasing is a North Carolina corporation which administers leases and manages investment securities. It also acts as the holding company for First Charter of Virginia Realty Investments,

Inc., a Virginia corporation (“First Charter Virginia”). First Charter Virginia is engaged in the mortgage origination business and also acts as the holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust (“First Charter Realty”). First Charter Realty is the holding company for FCB Real Estate, Inc., a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC, a North Carolina limited liability company, which owns and maintains the real estate property and assets of the Corporation. FCB Real Estate, Inc. primarily invests in commercial and 1-4 family residential real estate loans. First Charter Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC (“LCMC”), a North Carolina limited liability company. LCMC sold Lincoln Center, a three-story office building, and its principal asset, during 2006. First Charter Insurance and one of the Bank’s financial centers continue to lease a portion of Lincoln Center.

At December 31, 2006, the Corporation and its subsidiaries had 1,099 full-time equivalent employees. The Corporation had no employees who were not also employees of the Bank or Gwinnett Bank. The Corporation considers its relations with its employees to be good.

Due to the diverse economic base of the markets in which it operates, the Corporation believes that it is not dependent on any one or a few customers or types of commerce whose loss would have a material adverse effect on the Corporation.

As part of its operations, the Corporation regularly holds discussions and evaluates the potential acquisition of, or merger with, various financial institutions and other businesses. The Corporation also regularly considers the potential disposition of certain assets, financial centers, subsidiaries, or lines of business. As a general rule, the Corporation publicly announces any material acquisitions or dispositions when a definitive agreement has been reached. In addition, the Corporation periodically enters new markets and engages in new activities in which it competes with established financial institutions. There can be no assurance as to the success of any of the foregoing. Furthermore, as the result of such expansions, the Corporation may from time to time incur start-up costs that could affect its financial position and operations.

The Corporation operates one reportable segment, the Bank. See Note 23 of the consolidated financial statements.

Competition

The Corporation’s primary market area is located within North Carolina and recently has expanded into Atlanta, Georgia. Banking activities in these areas are highly competitive, and the Corporation has active competition in all areas in which it presently engages in business. Within these areas are numerous branches of national, regional, and local institutions. In its market area, the Corporation faces competition from other banks, including four of the largest banks in the country, savings and loan associations, savings banks, credit unions, finance companies, brokerage firms, insurance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than the Bank. The Bank’s primary method of competition is to provide its clients with a broad array of financial products and solutions, delivered with exceptional service and convenience at a fair price.

Government Supervision and Regulation

General. As a registered bank holding company, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a North Carolina chartered-banking corporation and a Federal Reserve member bank, with deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to extensive regulation and examination by the Federal Reserve, the Office of the Commissioner of Banks of the State of North Carolina (the “NC Commissioner”) under the direction and supervision of the North Carolina Banking Commission (the “NC Banking Commission”) and the FDIC, which insures its deposits to the maximum extent permitted by law.

The federal and state laws and regulations applicable to the Bank deal with required reserves against deposits, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, limitations on credit to subsidiaries and other aspects of the business of such subsidiaries. The federal and state banking agencies have broad authority and discretion in connection with their supervisory and enforcement activities and examination policies, including policies involving the classification of assets and the establishment of loan loss reserves for regulatory purposes. Such actions by the regulators prohibit member banks from engaging in unsafe or unsound banking practices. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of the 12 regional banks comprising the FHLB System.

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

Restrictions on Bank Holding Companies. The Federal Reserve is authorized to adopt regulation affecting various aspects of bank holding companies. Under the BHCA, the Corporation’s activities and those of companies that it controls or holds more than five percent of the voting stock, are limited to certain activities including banking, managing or controlling banks, furnishing or performing services for subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking, managing or controlling banks that it is also considered a covered activity. In making those determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can be expected to reasonably produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The BHCA, as amended by the GLB Act, generally limits the activities of a bank holding company (unless the bank holding company has elected to become a financial holding company) to activities that are closely related to banking and a proper incident thereto.

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

The Corporation is also subject to the North Carolina Bank Holding Company Act of 1984. This state legislation requires the Corporation, by virtue of its ownership of the Bank, to register as a bank holding company with the NC Commissioner. In addition, as a result of its acquisition of Gwinnett Bank, the

Corporation is required to register as a bank holding company with the Georgia Department of Banking and Finance.

Interstate Banking and Branching Legislation. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of those acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and other conditions, including deposit concentration limits.

The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. Under this legislation, each state had the opportunity either to “opt out” of this provision, thereby prohibiting interstate branching in such states, or to “opt in.” The State of North Carolina elected to “opt in” to such legislation. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

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

Title V of the GLB Act, along with other provisions of federal law, currently contains extensive consumer privacy protection provisions. Under these provisions, a financial institution must provide its customers, at the inception of the customer relationship and annually thereafter, the financial institution’s policies and procedures for collecting, disclosing, and protecting nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide nonpublic personal information to nonaffiliated third parties unless the financial institution discloses to the customer that the information may be provided and the customer is given the opportunity to opt out of that disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The Community Reinvestment Act of 1977 requires the Bank’s primary federal regulatory agency, in this case the Federal Reserve, to assess its ability to meet the credit needs of low- and moderate-income persons. Financial institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” As of the Bank’s latest examination, it had a “Satisfactory” rating.

The USA PATRIOT Act. After the September 11, 2001 terrorist attacks in New York and Washington, D.C., the United States government attempted to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which attempt to identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, created new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers. Originally passed into law in October 2001, the USA PATRIOT Act was renewed in March 2006. In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice that require customer identification and verification, expand the money-laundering program requirement to the major financial services sectors including insurance and unregistered investment companies such as hedge funds, and facilitate and permit the sharing of information between law enforcement and financial institutions and among financial institutions. The United States Treasury Department also has created the Treasury USA PATRIOT Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve regulation.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act was enacted which addressed corporate governance and securities reporting requirements for companies with securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among its requirements are changes in auditing and accounting and the inclusion of certifications of certain securities filings by principal executive officers and principal financial officers. It also expanded reporting of information in current reports filed with the Securities and Exchange Commission and requires more detailed reporting information in securities disclosure documents in a more timely manner. The NASDAQ Global Select Market has also modified its corporate governance rules with an intent to allow shareholders to more easily and efficiently monitor the performance and activities of companies and their executive officers and directors.

Capital and Operational Requirements

The Corporation and the Bank must comply with the minimum capital adequacy standards set by the Federal Reserve and the FDIC which are substantially similar. The risk-based guidelines define a three-tier capital framework, under which the Corporation and the Bank are required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of 4.00 percent and a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8.00 percent. Tier 1 Capital includes common shareholders’ equity, qualifying trust preferred securities, qualifying minority interests, and qualifying perpetual preferred stock, less goodwill and other adjustments. Tier 2 Capital includes, among other items, perpetual or long-term preferred stock, certain intermediate-term preferred stock, hybrid capital instruments, perpetual debt and mandatorily convertible debt securities, qualifying subordinated debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 Capital includes subordinated debt that is unsecured, fully paid up, has an original maturity of at least two years, is not redeemable before maturity without prior approval of the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 Capital less investments in unconsolidated subsidiaries is equal to qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and Total Capital by risk-weighted assets. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation and the Bank, as adjusted for one of four categories of applicable risk-weights established in Federal Reserve regulations, based primarily on relative credit risk. At December 31, 2006, the Corporation and the Bank were in compliance with the risk-based capital requirements. The Corporation’s Tier 1 and Total Capital Ratios at December 31, 2006, were 10.49 percent and 11.35 percent, respectively. The Corporation did not have any subordinated debt that qualified as Tier 3 Capital at December 31, 2006. The leverage ratio is calculated by dividing Tier 1 Capital by adjusted total assets. The Corporation’s leverage ratio at December 31, 2006, was 9.32 percent. The Corporation meets its leverage ratio requirement.

In addition to the above described capital requirements, the federal regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels due to the organization’s financial condition or actual or anticipated growth.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Total Risk-Based Capital, Tier 1 Risk-Based Capital and Leverage Capital Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have (i) a Tier 1 Capital ratio of at least 6.00 percent, (ii) a Total Capital ratio of at least 10.00 percent, (iii) a Leverage ratio of at least 5.00 percent and (iv) not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 Capital ratio of at least 4.00 percent, a Total Capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. Under these guidelines, both the Bank and Gwinnett Bank were considered well capitalized as of December 31, 2006. See Note 22 of the consolidated financial statements.

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

Distributions. The Corporation is a legal entity separate and distinct from its subsidiaries. The primary source of funds for distributions paid by the Corporation to its shareholders is dividends received from the Bank, and the Bank is subject to laws and regulations that limit the amount of dividends it can pay. The Federal Reserve regulates the amount of dividends the Bank can pay to the Corporation based on net profits for the current year combined with the undivided profits for the last two years, less dividends already paid. See Note 22 of the consolidated financial statements. North Carolina laws provide that, subject to certain capital requirements, a board of directors of a North Carolina bank may declare a dividend of as much of the bank’s undivided profits as it deems expedient.

In addition to the foregoing, the ability of the Corporation and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. Furthermore, if in the opinion of a federal regulatory agency, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such agency may require, after notice and hearing, that such bank cease and desist from such practice. The right of the Corporation, its shareholders, and its creditors to participate in any distribution of assets or earnings of the Bank is further subject to the prior claims of creditors against the Bank.

Deposit Insurance. The deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC, up to applicable limits. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banking institutions, after giving the institution’s primary regulator an opportunity to take such action.

In addition, the Bank is subject to the deposit premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines the institution’s assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. Beginning January 1, 2007, assessments can range from 5 to 43 basis points per $100 of assessable deposits, depending on the insured institution’s risk category as described above. This assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.

The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996, and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

Source of Strength. According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC, either as a result of default of a banking or thrift subsidiary of the Corporation or related to FDIC assistance provided to a subsidiary in danger of default, the other banking subsidiaries of the Corporation may be assessed for the FDIC’s loss, subject to certain exceptions.

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

Other Considerations

There are particular risks and uncertainties that are applicable to an investment in the Corporation’s common stock. Specifically, there are risks and uncertainties that bear on the Corporation’s future financial results that may adversely affect its future earnings and financial condition. Some of these risks and uncertainties relate to economic conditions generally and would affect other financial institutions in similar ways. See Item 1A. Risk Factors, and Factors that May Affect Future Results in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the particular risks and uncertainties that are specific to the Corporation’s business.

Available Information

The Corporation’s Internet address is www.firstcharter.com. The Corporation makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and beneficial ownership reports on Forms 3, 4 and 5, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The Corporation’s website also includes the charters of its Audit Committee, Compensation Committee, and Governance and Nominating Committee, its Code of Business Conduct and Ethics applicable to its directors and employees (including its Chief Executive Officer and Chief Financial Officer) and those of its subsidiaries, and its Corporate Governance Guidelines.

Item 1A.  Risk Factors

An investment in the Corporation’s common stock is subject to risks inherent in the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. Before making an investment decision, you should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this report. These risks and uncertainties are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to Corporation’s Internal Controls, and Failure to Timely File this Report with the SEC

The Corporation’s Management has Identified Material Weaknesses in its Internal Control Over Financial Reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation’s management has conducted an assessment of the Corporation’s internal control over financial reporting. This assessment resulted in the identification of three material weaknesses in the Corporation’s internal control over financial reporting. Consequently, the Corporation’s management has concluded that the Corporation’s internal control over financial reporting was not effective as of December 31, 2006. A detailed description of these material weaknesses is included in Item 9A. Controls and Procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, the Corporation has performed additional work to obtain reasonable assurance regarding the reliability of its consolidated financial statements. Even with this additional work, given the material weaknesses identified, there is a risk of additional errors not being prevented or detected. Moreover, it is reasonably possible that other material weaknesses may be identified in the future.

The Corporation has significant work remaining to remedy the material weaknesses in its internal control over financial reporting. The Corporation’s management has developed, and is in the process of implementing a comprehensive plan for remedying these material weaknesses (the “Remediation Plan”). The Corporation cannot be certain how long it will take to fully implement the Remediation Plan, or whether the Remediation Plan will ensure that the Corporation’s management designs, implements and maintains adequate controls over the Corporation’s financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses. The Corporation’s inability to remedy the identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future, could, among other things, cause the Corporation to fail to file its periodic reports with the SEC in a timely manner or require it to incur additional costs or to divert management resources. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness.

In addition, the Corporation’s management has also performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures. Based on this evaluation and the identification of the material weaknesses in its internal control over financial reporting, the Corporation’s management has concluded that the Corporation’s disclosure controls and procedures were not effective as of December 31, 2006. See Item 9A. Controls and Procedures located in Part II of this report for further discussion regarding the Corporation’s disclosure controls and procedures and internal controls.

The Corporation Expects to Continue to Incur Significant Expenses Related to the Remediation Plan and the Preparation of its Consolidated Financial Statements.

The Corporation’s management has devoted substantial internal and external resources to the completion of its consolidated financial statements for the year ended December 31, 2006, and related matters. As a result of these efforts, along with efforts to complete its assessment of internal control over financial reporting, the Corporation expects to incur significant fees and expenses for additional auditor services, financial and other consulting services, and legal services. The Corporation expects that these fees and expenses will remain significantly higher than historical fees and expenses in these categories during the 2007 fiscal year, and perhaps longer. These expenses, as well as the substantial time devoted by the Corporation’s management towards addressing these weaknesses, could have a material and adverse effect on the Corporation’s financial condition and results of operations.

The Corporation May be Subjected to Negative Publicity That May Adversely Affect its Business.

As a result of the delay in the filing of this report with the SEC and the existence of the material weaknesses in the Corporation’s internal control over financial reporting, the Corporation has been and may continue to be the subject of negative publicity. This negative publicity could have a material adverse effect on the Corporation’s financial condition and results of operations, including an adverse impact on the Corporation’s ability to attract new clients or the terms under which some clients are willing to continue to do business with the Corporation. In addition, such negative publicity may adversely impact the Corporation’s efforts to acquire other financial institutions and other businesses.

The Delay In Filing this Report with the SEC could cause the NASDAQ Global Select Market to Delist the Corporation’s Common Stock.

The Corporation has previously disclosed that as a result of the delay in the filing of this report with the SEC, it has received a NASDAQ Staff Determination letter indicating that the Corporation is not in compliance with the continued listing requirements set forth in, and that the Corporation’s common stock is subject to delisting pursuant to, NASDAQ Marketplace Rule 4310(c)(14). NASDAQ Marketplace Rule 4310(c)(14) requires the Corporation to file all required reports with NASDAQ on or before the date they are required to be filed with the SEC.

The Corporation has requested and been granted a hearing before the NASDAQ Listing Qualifications Panel, which has automatically stayed the delisting of the Corporation’s common stock pending the Panel’s review and determination. Until the Panel issues a determination and the expiration of any exception granted by the Panel, the Corporation’s common stock will continue to be traded on the NASDAQ Global Select Market.

While the Corporation believes that the likelihood of delisting the Corporation’s common stock from the NASDAQ Global Select Market is remote, such delisting could have a material adverse effect on its financial condition and results of operations by, among other things, limiting:

•	the liquidity of the Corporation’s common stock;

•	the market price of the Corporation’s common stock;

•	the number of institutional and other investors that will consider investing in the Corporation’s common stock;

•	the availability of information concerning the trading prices and volume of the Corporation’s common stock;

•	the number of broker-dealers willing to execute trades in shares of the Corporation’s common stock; and

•	the Corporation’s ability to obtain equity financing for the continuation of its operations.

Risks Related to the Corporation’s Business

The Corporation is Subject to Interest Rate Risk.

The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of certain of the Corporation’s interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset-liability management strategies, including the potential use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See Market Risk Management — Asset-Liability Management and Interest Rate Risk in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s management of interest rate risk.

The Corporation is Subject to Lending Risk.

There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions of the markets where the Corporation operates as well as those across the States of North Carolina, Georgia, and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties.

As of December 31, 2006, approximately 61 percent of the Corporation’s loan portfolio consisted of commercial non-real estate, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. They are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial non-real estate, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See Balance Sheet Analysis — Loan Portfolio in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s loan portfolio.

The Corporation’s Allowance for Loan Losses May Be Insufficient.

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See Credit Risk Management — Allowance for Loan Losses in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for possible loan losses.

The Corporation is Subject to Environmental Liability Risk Associated with Lending Activities.

A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Although the Corporation has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s Profitability Depends Significantly on Economic Conditions in its Markets of Operation.

The Corporation’s success depends primarily on the general economic conditions of the Carolinas and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the metropolitan areas of Charlotte-Gastonia-Concord, Lincolnton, Statesville-Mooresville, Shelby, Forest City, Salisbury, Asheville, Brevard and Raleigh-Cary, all in the State of North Carolina. The Corporation also recently commenced banking operations in the Atlanta, Georgia market. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans, and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, or unemployment in the Corporation’s primary markets, or changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Operates in an Industry and in Market Areas That Are Highly Competitive.

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than the Corporation. Such competitors primarily include national, regional and local financial institutions within the various markets the Corporation operates. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Corporation currently operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loan associations, savings banks, credit unions, finance companies, brokerage firms, insurance companies, and major retail stores that offer competing financial services. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of these competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the ability to expand the Corporation’s market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which the Corporation introduces new products and services relative to its competitors; and

•	customer satisfaction with the Corporation’s level of service.

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operation.

The Corporation is Subject to Extensive Government Regulation and Supervision.

The Corporation, primarily through its banking and certain non-banking subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with these laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Government Supervision and Regulation in the accompanying Business section and Note 22 of the consolidated financial statements.

New Lines of Business or New Products and Services May Subject the Corporation to Additional Risks.

From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

The Corporation Relies on Dividends from the Bank for Most of its Revenue.

First Charter Corporation is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock, and interest and principal on its outstanding debt securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Corporation. In the event the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service debt, pay obligations, or pay dividends on the Corporation’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Corporation’s business, financial condition, and results of operations. See Government Supervision and Regulation in the accompanying Business section and Note 22 of the consolidated financial statements.

Potential Acquisitions May Disrupt the Corporation’s Business and Dilute Shareholder Value.

From time to time the Corporation may seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. Acquiring other banks, businesses, or financial centers involves risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	potential exposure to asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to the Corporation’s business;

•	potential diversion of the time and attention of the Corporation’s management;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

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

Risks Associated with the Merger of GBC Bancorp, Inc.

In June 2006, the Corporation entered into and announced a definitive Agreement and Plan of Merger to acquire all outstanding shares of GBC Bancorp, Inc., parent of Gwinnett Bank. The Merger closed effective November 1, 2006. In addition to the risk factors discussed above, the Corporation may fail to realize the anticipated benefits and cost savings associated with the Merger. Achievement of these benefits and cost savings relies heavily on the successful integration of the combined businesses, which may also divert the attention of management. Failure to successfully integrate and achieve these benefits and cost savings could have a material adverse effect on the Corporation. In addition, the Corporation has had limited experience in the competitive greater Atlanta metropolitan market area, and there may be unexpected challenges and difficulties that could adversely affect the Corporation following the consummation of the Merger.

The Corporation May Not Be Able to Attract and Retain Skilled Personnel.

The Corporation’s success depends, in large part, on its ability to attract and retain key personnel. Competition for these individuals in most businesses engaged in by the Corporation can be intense and the Corporation may not be able to hire or retain them. The unexpected loss of services of one or more of the Corporation’s key personnel, including the former GBC employees, could have a material adverse effect on the Corporation’s business because of their skills, institutional knowledge of the Corporation’s business and markets, years of financial services experience, and the difficulty of promptly finding qualified replacement personnel. The Corporation has employment agreements or non-competition agreements with several of its senior and executive officers in an attempt to partially mitigate this risk.

The Corporation’s Information Systems May Experience a Failure, Interruption, or Breach in Security.

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan, and other systems. While the Corporation has policies and procedures, including disaster recovery and business continuity plans, designed to prevent or limit the effect of a failure, interruption, or security breach of its information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation is Subject to Claims and Litigation Pertaining to Fiduciary Responsibility.

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether or not customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded, if such claims and legal actions are not resolved in a manner favorable to the Corporation, they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation May Need Additional Capital Resources in the Future Which May Not Be Available When Needed or At All.

The Corporation may need to obtain additional debt or equity financing in the future for growth, investment, or strategic acquisitions. There can be no assurance that such financing will be available to the Corporation on acceptable terms, or at all. If the Corporation is unable to obtain such additional financing, the Corporation may not be able to grow or make strategic acquisitions or investments when desired, which could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

Severe Weather, Natural Disasters, and Other Adverse External Events Could Significantly Impact the Corporation’s Business.

Severe weather, natural disasters, and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Corporation to incur additional expenses. The Southeast region of the United States is periodically impacted by hurricanes. For example, during 1989, Hurricane Hugo made landfall along the South Carolina coast and subsequently caused extensive flooding and destruction in the metropolitan area of Charlotte, North Carolina, and other communities where the Corporation conducts business. While the impact of hurricanes may not significantly affect the Corporation, other severe weather or natural disasters, acts of war or terrorism, or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

Risks Associated With The Corporation’s Common Stock

The Corporation’s Stock Price Can Be Volatile.

Stock price volatility may make it more difficult for a shareholder to resell the Corporation’s common stock when desired and at favorable prices. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other financial institutions that investors deem comparable to the Corporation;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Corporation and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions, business combinations or capital commitments by or involving the Corporation or its competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts;

•	negative publicity resulting from, among other things, the delay in filing this report with the SEC, and the disclosure of material weaknesses in the Corporation’s internal control over financial reporting or other significant developments involving the Corporation or its subsidiaries; and

•	delisting of the Corporation’s common stock from the NASDAQ Global Select Market.

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

The Trading Volume in the Corporation’s Common Stock is Less Than That of Other Larger Financial Services Companies.

Although the Corporation’s common stock is listed for trading on the NASDAQ Global Select Market, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

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

Risks Associated With The Corporation’s Industry

The Earnings of Financial Services Companies Are Significantly Affected by General Business and Economic Conditions.

The Corporation’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Corporation operates, all of which are beyond the Corporation’s control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for the Corporation’s products and services, among other things, any of which could have a material adverse impact on the Corporation’s financial condition and results of operations.

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

Consumers May Decide Not to Use Banks to Complete Their Financial Transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Corporation’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal offices of the Corporation are contained within the First Charter Center, located at 10200 David Taylor Drive in Charlotte, North Carolina, which is owned by the Bank through its subsidiaries. The First Charter Center contains the corporate offices of the Corporation as well as the operations, mortgage loan, and data processing departments of the Bank.

At December 31, 2006, the Bank and Gwinnett Bank collectively operated 59 financial centers, four insurance offices and 139 ATMs located in North Carolina and Georgia. As of that time, the Corporation and its subsidiaries owned 35 financial center locations and leased 24 financial center locations and its four insurance offices. The Corporation also leased facilities in Reston, Virginia and Asheville, North Carolina for loan origination.

Item 3.	Legal Proceedings

The Corporation and its subsidiaries are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity, or financial position of the Corporation or its subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2006.

Item 4A. Executive Officers of the Registrant

The following table sets forth certain information about each of the current executive officers of the Registrant, including his or her name, age, positions and offices held with the Registrant and the Bank, the period served in such positions or offices and, if such person has served in such position and office for less than five years, the prior employment of such person. No executive officer has a family relationship as close as first cousin with any other executive officer or director.

Year Position
Name	Age	Office and Position	Held

Robert E. James, Jr.	56	President and Chief Executive Officer of the Registrant	2005 - Present
		President and Chief Executive Officer of the Bank	2004 - Present
		Executive Vice President of the Registrant	1999 - 2005
		Executive Vice President of the Bank	1999 - 2004

Charles A. Caswell	44	Executive Vice President, Chief Financial Officer and Treasurer of the Registrant and the Bank	2005 - Present
		Executive Vice President and Chief Financial Officer of Integra Bank Corporation	2002 - 2005
		Chief Financial Officer of RBC Centura Banks, Inc.	2001 - 2002

Stephen M. Rownd	47	Executive Vice President and Chief Banking Officer of the Registrant and the Bank	2006 - Present
		Executive Vice President and Chief Risk Officer of the Registrant and the Bank	2004 - 2006
		Executive Vice President and Chief Credit Officer of the Registrant and the Bank	2000 - 2004

Cecil O. Smith, Jr.	59	Executive Vice President and Chief Information Officer of the Registrant and the Bank	2005 - Present
		Vice President, Duke Energy Business Solutions	2004 - 2005
		Senior Vice President and Chief Information Officer, Duke Energy Corporation	1995 - 2004

J. Scott Ensor	43	Executive Vice President and Chief Risk Officer of the Registrant and the Bank	2006 - Present
		Senior Vice President and Director of Commercial Risk Management of the Bank	2004 - 2006
		Senior Vice President and Area Risk Manager of the Bank	2002 - 2004
		Senior Vice President and Credit Officer of Allfirst Bank	2000 - 2002

Stephen J. Antal	52	Executive Vice President, General Counsel and Corporate Secretary of the Registrant and the Bank	2006 - Present
		Senior Vice President, General Counsel and Corporate Secretary of the Registrant and the Bank	2005 - 2006
		Member, Womble, Carlyle, Sandridge and Rice, PLLC	2002 - 2005
		Senior Vice President and Assistant General Counsel, Wachovia Corporation (formerly First Union Corporation)	1996 - 2002

Sheila A. Stoke	57	Senior Vice President and Controller of the Registrant	2007 - Present
		Senior Vice President and Controller of the Bank	2006 - Present
		Senior Vice President - Finance, Stock Yards Bank and Trust Company	2005 - 2006
		Senior Vice President and Controller, Integra Bank NA	2003 - 2005
		Vice President and Controller, Republic Bank and Trust Co.	2002 - 2003
		Senior Vice President and Controller, Bank of Louisville and Trust Company	1985 - 2002

Josephine P. Sawyer	58	Senior Vice President (Registrant), Executive Vice President (Bank) and Director of Human Resources of the Registrant and the Bank	2005 - Present
		Principal/Search Consultant, JPS Consulting	1995 - 2005

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders, and Dividends

The principal market on which the Corporation’s common stock (the “Common Stock”) is traded is the NASDAQ Global Select Market. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated, as reported on the NASDAQ Global Select Market:

	Quarter	High	Low

2006	First	$25.13	$23.11
	Second	25.50	23.02
	Third	24.82	22.93
	Fourth	25.15	23.05

2005	First	26.04	21.91
	Second	23.34	20.43
	Third	25.84	21.75
	Fourth	26.95	22.04

As of April 2, 2007, there were 7,318 record holders of the Common Stock. During 2006 and 2005, the Corporation paid dividends on the Common Stock on a quarterly basis.

The following table sets forth dividends declared per share of Common Stock for the periods indicated:

	Quarter	Dividend

2006	First	$0.190
	Second	0.195
	Third	0.195
	Fourth	0.195

2005	First	0.190
	Second	0.190
	Third	0.190
	Fourth	0.190

For additional information regarding the Corporation’s ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management and Note 22 of the consolidated financial statements.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, regarding the number of shares of the Common Stock that may be issued under the Corporation’s equity compensation plans.

	Shares to	Weighted-Average	Shares
	Be Issued	Option	Available for
	Upon Exercise(1)	Exercise Price	Future Grants

Plans approved by shareholders	1,273,622	$19.98	1,985,093
Plans not approved by shareholders	—	—	—

Total	1,273,622	$19.98	1,985,093

(1)	Does not include outstanding options to purchase 223,997 shares of Common Stock assumed through various acquisitions. As of December 31, 2006, these assumed options had a weighted-average exercise price of $24.34 per share and are all exercisable.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the Corporation’s repurchases of Common Stock during the quarter ended December 31, 2006.

			Total Number of	Maximum Number
			Shares Purchased	of Shares
	Total Number	Average Price	as Part of	That May Yet be
	of Shares	Paid	Publicly-Announced	Purchased under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs

October 1, 2006 - October 31, 2006	—	—	—	1,625,400
November 1, 2006 - November 30, 2006	—	—	—	1,625,400
December 1, 2006 - December 31, 2006	—	—	—	1,625,400

Total	—	—	—	1,625,400

On January 23, 2002, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to 1.5 million shares of the Corporation’s common stock from time to time. As of December 31, 2006, the Corporation had repurchased 1,374,600 shares under this authorization.

On October 24, 2003, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of December 31, 2006, no shares have been repurchased under this authorization.

There were no repurchases of the Corporation’s common stock during the three or twelve months ended December 31, 2006. The maximum number of shares that may yet be purchased under the plans was 1,625,400 at December 31, 2006. These stock repurchase plans have no set expiration or termination date.

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

Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements, and which may be beyond the Corporation’s control, include, among others, the following possibilities: (i) projected results in connection with management’s implementation of, or changes in, the Corporation’s business plan and strategic initiatives, including the balance sheet initiatives described herein, are lower than expected; (ii) competitive pressure among financial services companies increases significantly; (iii) costs or difficulties related to the integration of acquisitions, including deposit attrition, customer retention and revenue loss, or expenses in general are greater than expected; (iv) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (v) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (vi) changes in the interest rate environment, or interest rate policies of the Board of Governors of the Federal Reserve System, may reduce interest margins and affect funding sources; (vii) changes in market rates and prices may adversely affect the value of financial products; (viii) legislation or regulatory requirements or changes thereto, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (ix) regulatory compliance cost increases are greater than expected; (x) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely affect the Corporation; (xi) the Corporation’s competitors may have greater financial resources and may develop products that enable them to compete more successfully in the markets in which the Corporation operates; (xii) changes in the securities markets, including changes in interest rates, may adversely affect the Corporation’s ability to raise capital from time to time; (xiii) the material weaknesses in the Corporation’s internal control over financial reporting result in subsequent adjustments to management’s projected results; (xiv) implementation of management’s plans to remediate the material weaknesses takes longer than expected and causes the Corporation to incur costs that are greater than expected; and (xv) the Corporation’s common stock is delisted from the NASDAQ Global Select Market.

Overview

First Charter Corporation (NASDAQ: FCTR) (hereinafter referred to as the “Registrant,” “First Charter,” or the “Corporation”), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.9 billion and is the holding company for First Charter Bank (the “Bank”). At December 31, 2006, First Charter operated 59 financial centers, four insurance offices, and 139 ATMs in North Carolina and Georgia, and also operated loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, and mortgages.

The Corporation’s principal source of earnings is derived from net interest income. Net interest income is the interest earned on securities, loans, and other interest-earning assets less the interest paid for deposits and short-and long-term debt.

Another source of earnings for the Corporation is noninterest income. Noninterest income is derived largely from service charges on deposit accounts and other fee or commission-based services and products including mortgage, wealth management, brokerage, and insurance. Other sources of noninterest income include securities gains or losses, transactions involving bank-owned property, and income from Bank Owned Life Insurance (“BOLI”) policies.

Noninterest expense is the primary component of expense for the Corporation. Noninterest expense is primarily composed of corporate operating expenses, including salaries and benefits, occupancy and equipment, professional fees, and other operating expenses. Income taxes are also considered a material expense.

The Community-Banking Model

The Bank follows a community-banking model. The community-banking model is focused on delivering a broad array of financial products and solutions to our clients with exceptional service and convenience at a fair price. It emphasizes local market decision-making and management whenever possible. Management believes this model works well against larger competitors that may have less flexibility, as well as local competition that may not have the array of products and services that the Bank offers. The Bank competes against four of the largest banks in the country as well as other local banks, savings and loan associations, credit unions, and finance companies. Management believes that by focusing on core values, striving to exceed our clients’ expectations, being an employer of choice and providing exceptional value to shareholders, the Corporation can achieve the profitability and growth goals it has set for itself.

Existing Markets and Expansion

During 2005, First Charter implemented a growth strategy intended to both expand the First Charter footprint into high growth markets and to optimize existing locations through attracting new customers and retaining existing customers. As part of the strategic growth strategy, First Charter has expanded operations into the Raleigh, North Carolina, Metro area. The Raleigh Metro area is expected to have at or above average household income and growth rates relative to the North Carolina and national averages.

First Charter opened a loan production office in Raleigh in early 2005, which was later consolidated into the Corporation’s first financial center in Raleigh in October 2005. First Charter also added three new financial centers in the Raleigh market in February 2006 by opening new financial centers in Raleigh, Cary, and Garner, North Carolina. These financial centers offer businesses and individuals a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, and mortgages. First Charter also operates 22 ATMs in the Raleigh market.

During late 2006, the Corporation entered the greater Atlanta, Georgia metropolitan market with the acquisition of GBC and its banking subsidiary, Gwinnett Bank, with financial centers located in Lawrenceville and Alpharetta, Georgia. By expanding into the greater Atlanta metropolitan market through this acquisition, the Corporation has been able to spread its credit risk over multiple market areas and states, as well as gain access to another large market area as a source for core deposits. The counties in which Gwinnett Bank operates boast some of the strongest demographic growth trends in the nation, and the median household income in these counties is significantly higher than the median income for Georgia and the Southeast.

During 2006, the Corporation also opened two new replacement financial centers in Lincolnton and Denver, North Carolina, providing an even greater level of service and convenience for customers in those markets. Financial centers in Bryson City and Sylva were sold in September 2006, bringing the total number of financial centers to 59 at December 31, 2006.

Recent Challenges

During the fourth quarter of 2006, the Corporation closed two significant transactions, the acquisition of GBC and the sale of Southeastern Employee Benefits Services (“SEBS”), its employee benefits administration business. In addition, the Corporation was faced with several new accounting standards. The numerous challenges that these events posed for the Corporation were compounded by a key vacancy in the leadership of its accounting area and turnover within other key finance positions, and exposed certain material weaknesses in the Corporation’s internal control over financial reporting, discussed in this report in Item 9A. Controls and Procedures.

During the months following the fiscal year end, the Corporation was engaged in a detailed assessment of its internal controls and focused considerable time and resources on the adoption and implementation of various accounting pronouncements and the analysis of their impact on its financial results. In addition, the Audit Committee of the Board of Directors commenced and concluded an inquiry regarding certain accounting policies and estimates, principally related to the Corporation’s acquisition of GBC, compensation matters, and related controls and procedures. As previously disclosed, none of the findings of the Audit Committee inquiry were financially material, and did not result in the Corporation restating any of its historical financial statements. However, these events caused a significant delay in the completion of the Corporation’s 2006 financial statements, their audit by the Corporation’s outside auditors and, in turn, the filing of this report.

As the Corporation turns its focus to 2007, management is committed to the improvement of its financial infrastructure to support its growth strategy. It has begun to implement a remediation plan to address the material weaknesses in the Corporation’s internal controls and is in the process of developing specific plans to address the findings and recommendations resulting from the Audit Committee inquiry and to implement additional appropriate controls and procedures.

Financial Summary

Net income was $47.4 million, or $1.49 per diluted share, for 2006, a $22.1 million increase from net income of $25.3 million, or $0.82 per diluted share, for 2005. Return on average assets and return on average equity was 1.08 percent and 13.5 percent for 2006, respectively, compared to 0.56 percent and 7.9 percent for 2005, respectively. During 2006 and 2005, several material transactions occurred, which impacted noninterest income and expense. In 2006, these transactions included the sale of the Corporation’s employee benefits administration business, the sale of two financial centers, distributions received from the Corporation’s equity method investments, the further repositioning of the Corporation’s securities portfolio, the restructuring of the Corporation’s BOLI investment, the acceleration of vesting on all stock options granted from 2003 to 2005, the separation expense for certain employees, and the merger costs associated with the acquisition of GBC. During 2005, these transactions included the initial repositioning of the Corporation’s securities portfolio, early termination of derivatives and their associated hedged debt instruments, early extinguishment of debt, the expense associated with the retirement of a key executive, and the modification of a legacy employee benefit plan.

Earnings Analysis for Fourth Quarter 2006 versus Fourth Quarter 2005

For the fourth quarter of 2006, net income was $12.0 million, or $0.36 per diluted share, compared to a net loss of $8.3 million, or $0.27 per diluted share, for the 2005 fourth quarter. The fourth quarter of 2006 was adversely affected by several items, including $0.7 million in expense incurred from the accelerated vesting of equity options, $0.3 million in merger-related expense, $0.2 million in employee separation expense. The $1.0 million gain recognized on the sale of SEBS was principally offset by the income tax expense on the gain. During the fourth quarter of 2005, the Corporation repositioned and de-leveraged its balance sheet by selling securities and extinguishing debt in an on-going effort to improve First Charter’s earnings quality and stability. As a result of executing these initiatives, the Corporation realized an approximate $31.3 million pre-tax ($20.0 million after-tax) charge in the fourth quarter of 2005.

On December 1, 2006, the Corporation completed the sale of SEBS to an independent third party for $3.1 million in cash. The transaction resulted in a pre-tax gain of $962,000. Because the goodwill and certain of the intangible assets were nondeductible for tax purposes, the applicable income tax expense associated with the gain was $951,000. In connection with this sale, the Corporation and the purchaser entered into a three-year agreement under which the Corporation will continue to use the purchaser as the strategic record-keeping partner for its wealth management clients and the administration of certain of the Corporation’s employee benefits plans. Financial results for SEBS, the sole component of the Corporation’s Employee Benefits Administration Business, including the gain, are reported as Discontinued Operations for all periods presented. Refer to Note 4 of the consolidated financial statements for further discussion.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) increased 13 basis points to 3.40 percent in the fourth quarter of 2006 from 3.27 percent in the fourth quarter of 2005. The margin improvement benefited, in part, from the addition of GBC’s higher-margin balance sheet and the continued benefits from previously disclosed balance sheet repositionings in the fourth quarter of 2005 and the third quarter of 2006. Net interest income increased to $36.0 million, representing a $4.1 million, or 12.8 percent, increase over the fourth quarter of 2005.

Compared to the fourth quarter of 2005, earning-asset yields increased 103 basis points to 6.96 percent. This increase was driven by two factors. First, loan yields increased 99 basis points to 7.56 percent and securities yields increased 68 basis points to 4.84 percent. Second, the mix of higher-yielding (loan) assets improved as a result of the GBC acquisition, the balance sheet repositionings, and a smaller percentage of lower-yielding mortgage loans. The percentage of investment security average balances (which, on average, have lower yields than loans) to total earning-asset average balances was reduced from 25.9 percent to 21.6 percent over the prior year.

On the liability side of the balance sheet, the cost of interest-bearing liabilities increased 104 basis points during the fourth quarter of 2006, compared to the fourth quarter of 2005. This was comprised of a 106 basis point increase in interest-bearing deposit costs to 3.73 percent, while other borrowing costs increased 112 basis points to 4.90 percent. During this period, the Federal Reserve raised the rate that banks can lend funds to each other (the Fed Funds rate) by 100 basis points. Also, as a result of the balance sheet repositionings, the percentage of higher-cost other borrowings average balances was reduced from 31.3 percent to 28.1 percent of total interest-bearing liabilities average balances over the prior year.

The provision for loan losses was $1.5 million for the fourth quarter of 2006, compared to $1.8 million for the fourth quarter of 2005, reflecting improved credit quality trends, including lower net charge-offs. Net charge-offs were $650,000 for the fourth quarter of 2006, or 0.08% of average portfolio loans, compared to $2.9 million for the fourth quarter of 2005, or 0.39% of average portfolio loans.

Historical noninterest income amounts have been restated to reflect the effect of reporting the previously announced sale of SEBS as a discontinued operation. Noninterest income from continuing operations totaled $17.4 million, compared to a loss of $0.7 million for the fourth quarter of 2005. Driving the noninterest loss for the 2005 fourth quarter were securities losses of $16.7 million from the balance sheet repositioning, versus no gains or losses recognized in the 2006 fourth quarter. Excluding these securities losses, noninterest income increased $1.4 million, or 8.7 percent, to $17.4 million. Of this increase, $0.3 million was attributable to the GBC acquisition, which closed on November 1, 2006. Deposit service charges, ATM, debit card, and merchant fees, and mortgage, brokerage, insurance, and wealth management revenue were all contributors to growth in the Corporation’s noninterest income. Partially offsetting the growth in these key areas were $0.5 million less in gains from property sales in the 2006 fourth quarter, compared to the 2005 fourth quarter.

Historical noninterest expense amounts have been restated to reflect the effect of reporting the sale of SEBS as a discontinued operation. On a year-over-year basis, total noninterest expense from continuing operations for the 2006 fourth quarter decreased $9.4 million to $33.9 million, compared to $43.2 million for the fourth quarter of 2005. The 2005 fourth quarter included approximately $14.7 million of expense related to the previously discussed balance sheet repositioning. Raleigh-related expense totaled $1.3 million during the 2006 fourth quarter, compared to $0.7 million in the fourth quarter of 2005. Salaries and employee benefits expense increased $3.9 million, compared to the fourth quarter of 2005, principally attributable to general overall compensation increases, including $1.1 million in GBC personnel-related expenses, $0.6 million from Raleigh personnel expense and investment, and an additional $1.1 million from equity-based compensation, including option acceleration expense, and $0.2 million in severance expense. Occupancy and equipment expense for the 2006 fourth quarter increased $1.1 million and included incremental expense from a new loan platform being placed in service during the quarter and $0.2 million of incremental Raleigh-related costs during the quarter, whereas occupancy and equipment expense for the 2005 fourth quarter included a $1.4 million reduction of expense due to a correction related to the Corporation’s fixed asset records. Marketing expense declined $0.5 million, compared to the year-ago quarter. Foreclosed properties expense increased by $0.2 million, and amortization of intangible assets also increased by $0.2 million due to core deposit intangible amortization from the GBC acquisition.

The effective tax rate for the fourth quarter of 2006 was 36.3 percent, compared with 40.0 percent in the fourth quarter of 2005. The 2005 fourth quarter was significantly affected by charges incurred for the previously mentioned balance sheet repositioning, while the 2006 fourth quarter was adversely affected by the tax gain recognized from the sale of SEBS and additional revenue related to the GBC acquisition. The effective tax rate for both quarters includes the effects of both continuing and discontinued operations.

Table One
Selected Financial Data

	For the Calendar Year
(Dollars in thousands, except per share amounts)	2006	2005	2004	2003	2002

Income statement
Interest income	$264,929	$224,605	$187,303	$178,292	$196,388
Interest expense	131,219	99,722	64,293	70,490	83,227

Net interest income	133,710	124,883	123,010	107,802	113,161
Provision for loan losses	5,290	9,343	8,425	27,518	8,270
Noninterest income	67,678	46,738	57,038	62,282	47,410
Noninterest expense	124,937	127,971	107,496	125,065	97,551

Income from continuing operations before income tax expense	71,161	34,307	64,127	17,501	54,750
Income tax expense	23,799	9,132	21,889	3,313	14,947

Income from continuing operations, net of tax	47,362	25,175	42,238	14,188	39,803
Discontinued operations
Income (loss) from discontinued operations	36	224	337	(69)	—
Gain on sale	962	—	—	—	—
Income tax expense (benefit)	965	88	133	(27)	—

Income (loss) from discontinued operations, net of tax	33	136	204	(42)	—

Net income	$47,395	$25,311	$42,442	$14,146	$39,803

Per common share
Basic earnings per share
Income from continuing operations	$1.50	$0.83	$1.41	$0.48	$1.30
Income from discontinued operations, net of tax	—	—	0.01	—	—
Net income	1.50	0.83	1.42	0.47	1.30
Diluted earnings per share
Income from continuing operations	1.49	0.82	1.40	0.47	1.30
Income from discontinued operations, net of tax	—	—	0.01	—	—
Net income	1.49	0.82	1.40	0.47	1.30
Cash dividends declared	0.775	0.76	0.75	0.74	0.73
Period-end book value	12.81	10.53	10.47	10.08	10.80
Average shares
Basic	31,525,366	30,457,573	29,859,683	29,789,969	30,520,125
Diluted	31,838,292	30,784,406	30,277,063	30,007,435	30,702,107

Ratios
Return on average equity	13.45%	7.86%	14.05%	4.50%	12.52%
Return on average assets	1.08	0.56	0.98	0.35	1.13
Net yield on earning assets	3.37	3.05	3.14	3.00	3.52
Average portfolio loans to average deposits	105.72	101.75	92.48	85.56	93.85
Average equity to average assets	8.06	7.18	6.99	7.85	9.02
Efficiency ratio(1)	59.6	59.4	59.8	65.4	64.3
Dividend payout	52.0	92.7	53.6	157.4	56.2

Selected period-end balances
Portfolio loans, net	$3,450,087	$2,917,020	$2,412,529	$2,227,030	$2,045,266
Loans held for sale	12,292	6,447	5,326	5,137	158,404
Allowance for loan losses	34,966	28,725	26,872	25,607	27,204
Securities available for sale	906,415	899,111	1,652,732	1,601,900	1,129,212
Assets	4,856,717	4,232,420	4,431,605	4,206,693	3,745,949
Deposits	3,248,128	2,799,479	2,609,846	2,427,897	2,322,647
Other borrowings	1,098,698	1,068,574	763,738	473,106	1,042,440
Total liabilities	4,409,355	3,908,825	4,116,918	3,907,254	3,421,263
Shareholders’ equity	447,362	323,595	314,687	299,439	324,686

Selected average balances
Portfolio loans	$3,092,801	$2,788,755	$2,353,605	$2,126,821	$2,112,855
Loans held for sale	9,019	6,956	9,502	25,927	10,035
Securities available for sale, at cost	920,961	1,361,507	1,623,102	1,464,704	1,126,494
Earning assets	4,033,031	4,164,969	4,004,678	3,662,460	3,261,842
Assets	4,369,834	4,489,083	4,322,727	4,009,511	3,525,090
Deposits	2,925,506	2,740,742	2,544,864	2,485,711	2,251,256
Other borrowings	1,049,165	1,375,910	1,428,124	1,159,889	906,263
Shareholders’ equity	352,253	322,226	302,101	314,562	317,952

(1)	Noninterest expense less debt extinguishment expense and derivative termination costs, divided by the sum of taxable-equivalent net interest income plus noninterest income less gain (loss) on sale of securities, net. Excludes the results of discontinued operations.

Critical Accounting Estimates and Policies

The Corporation’s significant accounting policies are described in Note 1 of the consolidated financial statements and are essential in understanding management’s discussion and analysis of financial condition and results of operations. Some of the Corporation’s accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to complicated transactions to determine the most appropriate treatment.

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

Allowance for Loan Losses

The Corporation considers its policy regarding the allowance for loan losses to be one of its most critical accounting policies, as it requires some of management’s most subjective and complex judgments. The allowance for loan losses is maintained at a level the Corporation believes is adequate to absorb probable losses inherent in the loan portfolio as of the date of the consolidated financial statements. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect its evaluation of credit risk considering all information available to it.

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

The Corporation employs a variety of statistical modeling and estimation tools in developing the appropriate allowance. The following provides a description of each of the components involved in the allowance for loan losses, the techniques the Corporation uses, and the estimates and judgments inherent to each component.

The first component of the allowance for loan losses, the valuation allowance for impaired loans, is computed based on documented reviews performed by the Corporation’s Credit Risk Management for impaired commercial relationships greater than $150,000. Credit Risk Management typically estimates these valuation allowances by considering the fair value of the underlying collateral for each impaired loan using current appraisals. The results of these estimates are updated quarterly or periodically as circumstances change. Changes in the dollar amount of impaired loans or in the estimates of the fair value of the underlying collateral can impact the valuation allowance on impaired loans and, therefore, the overall allowance for loan losses.

The second component of the allowance for loan losses, the portion attributable to all other loans without specific reserve amounts, is determined by applying reserve factors to the outstanding balance of loans. The portfolio is segmented into two major categories: commercial loans and consumer loans. Commercial loans are segmented further by risk grade, so that separate reserve factors are applied to each pool of commercial loans. The reserve factors applied to the commercial segments are determined using a migration analysis that computes current loss estimates by credit grade using a 60-month trailing loss history. Since the migration analysis is based on trailing data, the reserve factors may change based on actual losses and other judgmentally determined factors. Changes in commercial loan credit grades can also impact this component of the allowance for loan losses from period to period. Consumer loans which include mortgage, general consumer, consumer real estate, home equity and consumer unsecured loans are segmented by loan type and by collateral grouping in order to apply separate reserve factors to each pool of consumer loans. The reserve factors applied to the consumer segments are a 36-month rolling average of losses. Since the reserve factors are based on historical data, the percentage loss estimates can change based on actual losses.

The third component of the allowance for loan losses is intended to capture the various risk elements of the loan portfolio which may not be sufficiently captured in the historical loss rates. These factors currently include intrinsic risk, operational risk, concentration risk and model risk. Intrinsic risk relates to the impact of current economic conditions on the Corporation’s borrower base, the effects of which may not be realized by the Corporation in the form of charge-offs for several periods. The Corporation monitors and documents various local, regional and national economic data, and makes subjective estimates of the impact of changes in economic conditions on the allowance for loan losses. Operational risk includes factors such as the likelihood of loss on a loan due to procedural error. Historically, the Corporation has made additional loss estimates for certain types of loans that were either acquired from other institutions in mergers or were underwritten using policies that are no longer in effect at the Corporation. These identified loans are considered to have higher risk of loss than currently reflected in historical loss rates of the Corporation, so additional estimates of loss are made by management. Concentration risk includes the risk of loss due to extensions of credit to a particular industry, loan type or borrower that may be troubled. Model risk reflects the inherent uncertainty of estimates within the allowance for loan losses model. The Corporation monitors its portfolio for any excessive concentrations of loans during each period, and if any excessive concentrations are noted, additional estimates of loss are made. Changes in the allowance for loan losses for these subjective factors can arise from changes in the balance and types of outstanding loans, as well as changes in the underlying conditions which drive a change in the percentage used. As more fully discussed below, the Corporation continually monitors the portfolio in an effort to identify any other factors which may have an impact on loss estimates within the portfolio.

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

Income Taxes

Calculating the Corporation’s income tax expense requires significant judgment and the use of estimates. The Corporation periodically assesses its tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing the Corporation’s overall tax position, consideration is given to the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, income tax balances are adjusted appropriately through the income tax provision. Reserves for income tax uncertainties are maintained at levels the Corporation believes are adequate to absorb probable payments. Actual amounts paid, if any, could differ significantly from these estimates.

Identified Intangible Assets and Goodwill

The Corporation records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141, Business Combinations. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. The Corporation is in the process of finalizing valuations of certain assets and liabilities, including intangible assets, for the November 1, 2006, acquisition of GBC. Consequently, the allocation of the purchase price and the resulting goodwill are subject to refinement after the reported balance sheet date. Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other identified intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The ongoing value of goodwill is ultimately supported by revenue from the Corporation’s businesses and its ability to deliver cost-effective services over future periods. Any decline in revenue resulting from a lack of growth or the inability to effectively provide services could potentially create an impairment of goodwill.

Earnings Performance

First Charter Corporation’s net income was $47.4 million for 2006, compared to $25.3 million for 2005. Earnings were $1.49 per diluted share, an increase of 67 cents per diluted share from $0.82 a year ago. Total revenue increased 17.3 percent to $201.4 million, compared to $171.6 million a year ago. The increase in revenue was primarily driven by two factors. First, noninterest income from continuing operations, excluding securities losses in both 2006 and 2005, increased $10.1 million, or 15.9 percent, due to higher deposit service charges, ATM, debit card, and merchant fees, and insurance and mortgage revenue combined with the recognition in 2006 of $4.0 million of gains on equity method investments and a $2.8 million gain on the sale of loans and deposits. Second, net interest income increased $8.8 million to $133.7 million as the net interest margin expanded 32 basis points to 3.37 percent. The improvement in net interest income and the margin was largely attributable to the Corporation’s previously discussed balance sheet repositioning initiatives undertaken in the fourth quarter of 2005 and the third quarter of 2006, along with the addition of GBC’s higher-margin balance sheet in the fourth quarter of 2006. Noninterest expense from continuing operations, excluding debt extinguishment and derivative termination costs in 2005, increased $11.6 million to $124.9 million, largely due to higher salaries and benefits and increased occupancy and equipment expense. Contributing to both of these expense categories were incremental costs associated with the GBC acquisition, costs of the Corporation’s Raleigh investment, and stock-based compensation, including the accelerated vesting of options. Loan growth was strong, as average balances increased $306.1 million, or 10.9 percent, compared to 2005. The majority of the increase is attributable to strong growth in the Raleigh and Charlotte markets. Additionally, $56.5 million of this growth was attributable to the GBC acquisition. Average deposits for 2006 increased $184.8 million, or 6.7 percent, compared to 2005. Of the growth, $59.3 million was related to the GBC acquisition. Credit quality continues to be solid, with net charge-offs of 0.11 percent of average portfolio loans in 2006, compared to 0.27 percent in 2005. At December 31, 2006, Raleigh-related loans and deposits totaled $133.8 million and $31.8 million, respectively.

Net Interest Income and Margin

Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the last three years is presented in Table Two.  Net interest income on a taxable-equivalent basis (FTE) is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) from year to year are analyzed in Table Three. The discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.

For 2006, net interest income was $133.7 million, an increase of $8.8 million, or 7.1 percent, from net interest income of $124.9 million in 2005. The net interest margin expanded 32 basis points to 3.37 percent in 2006 from 3.05 percent in 2005. The margin improvement benefited, in part, from the addition of GBC’s higher-margin balance sheet and the continued benefits from the previously disclosed balance sheet repositionings in the fourth quarter of 2005 and the third quarter of 2006, partially offset by a somewhat more competitive deposit pricing environment and home equity loan attrition as a result of customers refinancing adjustable-rate home equity loans into fixed-rate first mortgage loans. Since the 2005 balance sheet repositioning occurred in late October, the benefit to the net interest margin for 2005 was minimal.

Compared to 2005, earning-asset yields increased 118 basis points to 6.63 percent. This increase was driven by two factors. First, loan yields increased 107 basis points to 7.26 percent and securities yields increased 57 basis points to 4.52 percent. Second, the mix of higher-yielding (loan) assets improved as a result of the GBC acquisition, the balance sheet repositionings, and a smaller percentage of lower-yielding mortgage loans. The percentage of investment security average balances (which, on average, have lower yields than loans) to total earning-asset average balances was reduced from 32.7 percent to 22.8 percent over the past year.

Earning-asset average balances decreased $131.9 million to $4.0 billion at December 31, 2006, compared to nearly $4.2 billion for 2005. The decrease was due to a decline of $440.5 million average securities balance, resulting from the sale and maturity of securities in the Corporation’s portfolio, consistent with the Corporation’s balance sheet repositioning. This decline was partially offset by growth in the Corporation’s average loan balances, which increased $306.1 million, compared to 2005. Loan balances increased principally due to strong growth in the Charlotte and Raleigh markets and to a lesser extent, due to the purchase of GBC during the fourth quarter of 2006, which contributed $56.5 million to average loans and loans held for sale.

On the liability side of the balance sheet, the cost of interest-bearing liabilities increased 102 basis points, compared to 2005. This increase was comprised of a 103 basis point increase in interest-bearing deposit costs to 3.31 percent, while other borrowing costs increased 129 basis points to 4.65 percent. During the past year, the Federal Reserve raised the rate that banks can lend funds to each other (the Fed Funds rate) by 100 basis points. Also, as a result of the balance sheet repositionings, the percentage of higher-cost other borrowings average balances was reduced from 37.0 percent to 29.6 percent of interest-bearing liabilities average balances over the past year.

The Corporation’s primary interest rate risk management objective is to maximize net interest income across a broad range of interest rate scenarios, subject to risk tolerance limits set by Management and the Board of Directors. As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005 and the third quarter of 2006. The Corporation expects these repositionings of the balance sheet to continue to improve net interest income and the net interest margin and reduce interest rate risk.

Net interest income and yields on earning-asset average balances and interest expense and rates paid on interest-bearing liability average balances, and the net interest margin follow:

Table Two
Average Balances and Net Interest Income Analysis

	For the Calendar Year
	2006			2005			2004

	Daily	Interest	Average	Daily	Interest	Average	Daily	Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Assets
Earning assets
Loans and loans held for sale(1)(2)(3)(4)	$3,101,820	$225,195	7.26%	$2,795,711	$172,961	6.19%	$2,363,107	$124,496	5.27%
Securities - taxable(4)	819,791	35,613	4.34	1,251,477	47,657	3.81	1,538,133	59,520	3.87
Securities - tax-exempt	101,170	6,012	5.94	110,030	6,100	5.54	84,969	5,224	6.15
Federal funds sold	5,369	267	4.97	1,883	60	3.19	1,566	19	1.22
Interest-bearing bank deposits	4,881	204	4.18	5,868	163	2.78	16,903	200	1.18

Total earning assets	4,033,031	$267,291	6.63%	4,164,969	$226,941	5.45%	4,004,678	$189,459	4.73%
Cash and due from banks	81,497			94,971			89,103
Other assets	255,306			229,143			228,946

Total assets	$4,369,834			$4,489,083			$4,322,727

Liabilities and shareholders’ equity
Interest-bearing liabilities
Demand deposits	$370,458	$2,949	0.80%	$343,663	$1,111	0.32%	$326,365	$666	0.20%
Money market accounts	589,887	18,718	3.17	496,982	9,220	1.86	522,232	5,977	1.14
Savings deposits	117,862	259	0.22	123,305	277	0.22	122,339	321	0.26
Retail certificates of deposit	993,631	41,066	4.13	968,752	29,358	3.03	904,907	22,038	2.44
Brokered certificates of deposit	421,108	19,456	4.62	409,882	13,490	3.29	306,983	6,348	2.07
Retail other borrowings	113,126	2,877	2.54	115,308	1,812	1.57	122,911	1,137	0.93
Wholesale other borrowings	936,039	45,894	4.90	1,260,602	44,454	3.53	1,305,213	27,806	2.13

Total interest-bearing liabilities	3,542,111	131,219	3.70%	3,718,494	99,722	2.68%	3,610,950	64,293	1.77%

Noninterest-bearing deposits	432,560			398,158			362,038
Other liabilities	42,910			50,205			47,638
Shareholders’ equity	352,253			322,226			302,101

Total liabilities and shareholders’ equity	$4,369,834			$4,489,083			$4,322,727

Net interest spread			2.93%			2.77%			2.96%
Contribution of noninterest bearing sources			0.44			0.28			0.18

Net interest income/ yield on earning assets		$136,072	3.37%		$127,219	3.05%		$125,166	3.14%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of $3,104, $2,343, and $2,616 for 2006, 2005, and 2004, respectively.

(4)	Yields on tax-exempt securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for 2006, 2005, and 2004. The adjustments made to convert to a taxable-equivalent basis were $2,362, $2,336 and $2,156 for 2006, 2005, and 2004, respectively.

The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Table Three
Volume and Rate Variance Analysis

	2006 vs 2005			2005 vs 2004

	Due to Change in		Net	Due to Change in		Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change

Increase (decrease) in tax-equivalent interest income
Loans and loans held for sale(1)	$20,209	$32,025	$52,234	$24,826	$23,639	$48,465
Securities - taxable(1)	(18,082)	6,038	(12,044)	(10,930)	(933)	(11,863)
Securities - tax-exempt	(510)	422	(88)	1,427	(551)	876
Federal funds sold	159	48	207	5	36	41
Interest-bearing bank deposits	(31)	72	41	(188)	151	(37)

Total	$1,745	$38,605	$40,350	$15,140	$22,342	$37,482

Increase (decrease) in interest expense
Deposits:
Demand	$93	$1,745	$1,838	$37	$408	$445
Money market	1,979	7,519	9,498	(302)	3,545	3,243
Savings	(12)	(6)	(18)	3	(47)	(44)
Retail certificates of deposit	772	10,936	11,708	1,640	5,680	7,320
Brokered certificates of deposit	379	5,587	5,966	2,583	4,559	7,142
Retail other borrowings	(35)	1,100	1,065	(74)	749	675
Wholesale other borrowings	(13,221)	14,661	1,440	(981)	17,629	16,648

Total	$(10,045)	$41,542	$31,497	$2,906	$32,523	$35,429

Increase in tax-equivalent net interest income			$8,853			$2,053

(1)	Income on tax-exempt securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

Noninterest Income

Details of noninterest income follow:

Table Four
Noninterest Income

	For the Calendar Year
(In thousands)	2006	2005	2004

Service charges on deposits	$28,962	$27,809	$25,564
Wealth management	2,847	2,410	1,997
Gain on sale of deposits and loans	2,825	—	—
Equity method investment gains (losses), net	3,983	(271)	(349)
Mortgage services	3,062	2,873	1,748
Gain on sale of small business administration loans	126	—	—
Brokerage services	3,182	3,119	3,112
Insurance services	13,366	12,546	11,514
Bank owned life insurance	3,522	4,311	3,413
Property sale gains, net	645	1,853	777
ATM, debit, and merchant fees	8,395	6,702	5,160
Other	2,591	2,076	1,719

Total fees and other income from continuing operations	73,506	63,428	54,655
Securities gains (losses), net	(5,828)	(16,690)	2,383

Noninterest income from continuing operations	67,678	46,738	57,038
Noninterest income from discontinued operations	3,012	3,475	3,858
Gain on sale from discontinued operations	962	—	—

Total noninterest income	$71,652	$50,213	$60,896

Historical noninterest income amounts have been restated to reflect the effect of reporting the previously announced sale of SEBS as a discontinued operation. For 2006, noninterest income from continuing operations was $67.7 million, a $21.0 million increase, compared to $46.7 million for 2005. A reduction in net securities losses incurred in the balance sheet repositionings contributed $10.9 million toward the increase. Additionally, equity method investment gains contributed $4.3 million, gains from the sale of two financial centers and other assets (excluding SEBS) contributed $1.6 million, additional debit and ATM fees contributed $1.7 million, service charges on deposits contributed $1.2 million, insurance services revenue contributed $0.8 million, and mortgage services revenue contributed $0.2 million. Partially offsetting this increase was a $0.8 million Bank Owned Life Insurance (“BOLI”) revenue decrease due to death benefits received in 2005 that did not recur in 2006 and a $0.3 million charge in 2006 to restructure the BOLI, partially offset by increased revenue resulting from the restructuring and increased investment.

Selected items discussed above and included in noninterest income follow:

Table Five
Selected Items Included in Noninterest Income

	For the Calendar Year
(In thousands)	2006	2005	2004

Gains (losses) on sale of securities	$(5,828)	$(16,690)	$2,383
Gain on sale of deposits and loans	2,825	—	339
Equity method investments gains (losses), net	3,983	(271)	(349)
Bank owned life insurance	(271)	925	—
Gain on sale of property	645	1,853	777

Noninterest Expense

Historical noninterest expense amounts have been restated to reflect the effect of reporting the previously announced sale of SEBS as a discontinued operation. For 2006, noninterest expense from continuing operations decreased $3.1 million to $124.9 million, compared to 2005. The 2006 results include $5.0 million in expenses related to Raleigh, compared to $1.2 million in 2005.

Details of noninterest expense follow:

Table Six
Noninterest Expense

	For the Calendar Year
(In thousands)	2006	2005	2004

Salaries and employee benefits	$69,237	$61,428	$56,103
Occupancy and equipment	18,144	16,565	16,938
Data processing	5,768	5,171	3,830
Marketing	4,711	4,668	4,350
Postage and supplies	4,834	4,478	4,772
Professional services	8,811	8,072	9,389
Telecommunications	2,193	2,139	1,944
Amortization of intangibles	654	378	316
Foreclosed properties	755	386	161
Debt extinguishment expense	—	6,884	—
Derivative termination costs	—	7,770	—
Other	9,830	10,032	9,693

Noninterest expense from continuing operations	124,937	127,971	107,496
Noninterest expense from discontinued operations	2,976	3,251	3,521

Total noninterest expense	$127,913	$131,222	$111,017

Full-time equivalent employees at year-end(1)	1,099	1,064	1,014

(1) At December 31, 2006, full-time equivalent employees excluded personnel of Southeastern Employee Benefits Services (SEBS), which was sold December 1, 2006. At December 31, 2005 and 2004, full-time equivalent employees included SEBS personnel of 42. At December 31, 2006, full-time equivalent employees included Gwinnett Bank personnel of 47.

Salaries and benefits expense for 2006 was $69.2 million, a $7.8 million increase compared to 2005. The increase in salaries and benefits expense reflects a larger number of full-time equivalent employees, resulting from the GBC acquisition and additional personnel in Raleigh along with normal salary increases. Of the increase, approximately $2.0 million was due to additional personnel in the Raleigh market and $1.1 million was attributable to the GBC acquisition. Beginning in 2006, the Corporation began expensing all stock-based compensation awards in accordance with SFAS 123(R). Equity-based compensation expense for 2006 (stock options, performance shares, and restricted stock) totaled $2.8 million, including $0.7 million of expense related to the vesting of all stock options granted from 2003 to 2005, whereas restricted stock expense in 2005 was $0.2 million. Incentive-based compensation contributed $1.2 million toward the increase in salaries and employee benefits expense for 2006. These increases were partially offset by a $1.1 million expense associated with a legacy employee benefit plan in the second quarter of 2005, which did not recur in 2006, along with a $0.4 million favorable actuarial revision to a medical reserve recognized in the third quarter of 2006, and a $0.5 million favorable reduction in the medical claims IBNR in the second quarter of 2006. Separation expense was $0.7 million in 2006, versus $1.0 million in 2005 in connection with the former CFO’s retirement in early 2005.

Occupancy and equipment expense increased $1.6 million due to additional financial center lease and depreciation costs, of which approximately $1.1 million was related to additional Raleigh financial centers.

These increases were partially offset by certain corporate fixed assets becoming fully depreciated in the third and fourth quarters of 2006 and no longer being expensed. Further adding to the variance between years was a $1.4 million reduction in occupancy and equipment in 2005 due to a correction related to the Corporation’s fixed asset records.

Professional services expense rose $0.7 million, reflecting an increase in outsourced services over 2005. Data processing expense increased $0.6 million as a result of increased transaction volume.

Foreclosed properties expense increased by $0.4 million, principally attributable to a loss on one property in the second quarter of 2006.

Intangible amortization expense for 2006 increased by $0.3 million due to additional contingent consideration paid in 2006 in connection with prior-year acquisitions and $0.2 million of core deposit intangible amortization from the GBC acquisition.

Noninterest expense in 2005 included a $7.8 million charge to terminate derivative transactions and a $6.9 million charge due to the early extinguishment of debt. These expenses did not recur in 2006.

The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total noninterest income, was 59.6 percent in 2006, compared to 59.4 percent in 2005. The calculation of the efficiency ratio excludes the impact of securities sales in both years and the debt extinguishment and derivative termination charges related to the balance sheet repositioning in 2005.

Selected items discussed above and included in noninterest expense follow:

Table Seven
Selected Items Included in Noninterest Expense

	For the Calendar Year
(In thousands)	2006	2005	2004

Employee benefit plan modification	$—	$1,079	$—
Separation agreements	675	1,010	—
Accelerated vesting of stock options	665	—	—
Actuarial revision to medical reserve	(391)	—	—
Medical claims IBNR reserve	(470)	—	—
Fixed asset correction	—	(1,386)	—
Merger-related costs	302	—	—
Debt extinguishment expense	—	6,884	—
Derivative termination costs	—	7,770	—

Income Tax Expense

Income tax expense from continuing operations for 2006 amounted to $23.8 million, compared to $9.1 million for 2005. Income tax expense from discontinued operations for 2006 was $965,000 in 2006, versus $88,000 in 2005. The effective tax rate, including the related effects of both continuing and discontinued operations, was 34.3 percent and 26.7 percent for 2006 and 2005, respectively. The lower effective tax rate in 2005 was primarily attributable to the decrease in income, principally resulting from the balance sheet repositioning, relative to nontaxable adjustments. The effective tax rate for both years was lowered by the reduction in previously accrued taxes due to reduced risk on certain tax contingencies. For further discussion, see Note 16 of the consolidated financial statements.

The following table provides certain selected quarterly financial data:

Table Eight
Selected Financial Data by Quarter

	2006 Quarters				2005 Quarters
(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement
Interest income	$74,456	$67,085	$63,742	$59,646	$58,639	$59,080	$55,604	$51,282
Interest expense	38,441	34,127	31,095	27,556	26,710	27,990	24,314	20,708

Net interest income	36,015	32,958	32,647	32,090	31,929	31,090	31,290	30,574
Provision for loan losses	1,486	1,405	880	1,519	1,795	2,770	2,878	1,900
Noninterest income (loss)	17,388	17,007	16,292	16,991	(675)	16,295	16,271	14,847
Noninterest expense	33,853	29,655	30,688	30,741	43,249	28,142	28,532	28,048

Income (loss) from continuing operations before income tax expense	18,064	18,905	17,371	16,821	(13,790)	16,473	16,151	15,473
Income tax expense (benefit)	5,962	6,223	5,946	5,668	(5,510)	4,389	5,000	5,253

Income (loss) from continuing operations, net of tax	12,102	12,682	11,425	11,153	(8,280)	12,084	11,151	10,220
Discontinued operations:
Income (loss) from discontinued operations	(162)	—	50	148	(83)	(53)	214	146
Gain on sale	962	—	—	—	—	—	—	—
Income tax expense (benefit)	887	—	20	58	(33)	(21)	85	57

Income (loss) from discontinued operations, net of tax	(87)	—	30	90	(50)	(32)	129	89

Net income (loss)	$12,015	$12,682	$11,455	$11,243	$(8,330)	$12,052	$11,280	$10,309

Per common share
Basic earnings per share(2)
Income (loss) from continuing operations, net of tax	$0.36	$0.41	$0.37	$0.36	$(0.27)	$0.40	$0.37	$0.34
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—
Net income (loss)	0.36	0.41	0.37	0.36	(0.27)	0.39	0.37	0.34
Diluted earnings per share(2)
Income (loss) from continuing operations, net of tax	0.36	0.40	0.37	0.36	(0.27)	0.39	0.36	0.33
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—
Net income (loss)	0.36	0.40	0.37	0.36	(0.27)	0.39	0.37	0.34
Average shares
Basic	33,268,542	31,056,059	31,058,858	30,859,461	30,678,743	30,575,440	30,409,307	30,234,683
Diluted	33,583,617	31,426,563	31,339,325	31,153,338	30,678,743	30,891,887	30,679,636	30,630,601
Dividends declared	0.195	0.195	0.195	0.190	0.190	0.190	0.190	0.190
Period-end book value	12.81	11.20	10.73	10.68	10.53	10.82	10.73	10.31

Performance ratios
Return on average equity(1)	11.69%	14.76%	13.80%	13.99%	(10.21)%	14.57%	14.12%	13.21%
Return on average assets(1)	1.02	1.16	1.07	1.09	(0.77)	1.02	1.00	0.94
Net yield on earning assets(1)	3.40	3.33	3.36	3.40	3.27	2.92	3.03	3.06
Average portfolio loans to average deposits	105.88	103.37	108.27	105.51	103.01	103.01	103.43	96.86
Average equity to average assets	8.75	7.86	7.79	7.76	7.52	7.03	7.05	7.13
Efficiency ratio(3)	62.6	52.6	62.0	61.9	58.9	58.7	59.3	60.9

Selected period-end balances
Portfolio loans, net	$3,450,087	$3,061,864	$3,042,768	$2,981,458	$2,917,020	$2,900,357	$2,829,127	$2,676,707
Loans held for sale	12,292	10,923	8,382	8,719	6,447	7,309	8,159	6,006
Allowance for loan losses	34,966	29,919	29,520	29,505	28,725	29,788	29,032	27,483
Securities available for sale	906,415	899,120	884,370	900,424	899,111	1,374,163	1,412,885	1,440,494
Assets	4,856,717	4,382,507	4,361,231	4,281,417	4,232,420	4,699,722	4,633,236	4,513,053
Deposits	3,248,128	2,954,854	2,988,802	2,800,346	2,799,479	2,872,993	2,751,385	2,702,708
Other borrowings	1,098,698	1,031,798	995,707	1,103,784	1,068,573	1,438,388	1,503,322	1,451,756
Total liabilities	4,409,355	4,033,069	4,027,333	3,950,736	3,908,824	4,368,677	4,305,538	4,200,799
Shareholders’ equity	447,362	349,438	333,898	330,681	323,596	331,045	327,698	312,254
Selected average balances
Portfolio loans	3,336,563	3,070,286	3,021,005	2,939,233	2,924,064	2,896,794	2,781,606	2,547,225
Loans held for sale	10,757	8,792	9,810	6,675	8,131	8,160	6,832	4,651
Securities available for sale, at cost	924,773	923,293	921,026	914,760	1,028,477	1,420,033	1,441,853	1,560,874
Earning assets	4,284,735	4,013,745	3,960,835	3,868,519	3,969,620	4,331,780	4,236,232	4,122,175
Assets	4,664,431	4,336,270	4,274,345	4,201,477	4,303,821	4,665,301	4,543,846	4,439,768
Deposits	3,151,120	2,970,047	2,790,197	2,785,632	2,838,566	2,812,165	2,689,390	2,629,795
Other borrowings	1,054,550	984,504	1,108,734	1,049,529	1,099,350	1,471,482	1,491,636	1,443,909
Shareholders’ equity	407,929	340,986	332,987	325,917	323,753	328,115	320,412	316,476

(1)	Annualized

(2)	Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

(3)	Noninterest expense less debt extinguishment expense and derivative termination costs, divided by the sum of taxable-equivalent net interest income plus noninterest income less gain (loss) on sale of securities, net. Excludes the results of discontinued operations.

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

At December 31, 2006, securities available for sale were $906.4 million, compared to $899.1 million at December 31, 2005. Pretax unrealized net losses on securities available for sale were $9.8 million at December 31, 2006, compared to pretax unrealized net losses of $18.6 million at December 31, 2005. The recognition of $5.8 million of losses during 2006 on the sale of $165.8 million of securities, along with the aging of existing securities led to the reduction in the unrealized losses between December 31, 2005 and December 31, 2006. The unrealized losses in the securities portfolio have primarily resulted from the rise in interest rates over the past few years. The Corporation has been purchasing shorter-duration securities with more predictable cash flows in a variety of interest rate scenarios as part of its overall balance sheet management. During 2006, proceeds from the aforementioned sale of securities, along with maturities, paydowns, and calls were used to purchase $249.3 million of securities, principally mortgage- and asset-backed securities. The asset-backed securities purchased are collateralized debt obligations, representing securitizations of financial company capital securities and were purchased for portfolio risk diversification and their higher yields.

The following table shows the carrying value of (i) U.S. government obligations, (ii) U.S. government agency obligations, (iii) mortgage-backed securities, (iv) state, county, and municipal obligations, (v) equity securities, which are primarily comprised of Federal Reserve and Federal Home Loan Bank stock, and (vi) asset-backed securities.

Table Nine
Investment Portfolio

	December 31
(In thousands)	2006	2005	2004

U.S. government obligations	$—	$14,878	$54,374
U.S. government agency obligations	275,394	320,407	691,970
Mortgage-backed securities	412,020	405,450	726,381
State, county, and municipal obligations	102,602	108,996	115,380
Asset-backed securities	65,115	4,994	—
Equity securities	51,284	44,386	64,627

Total	$906,415	$899,111	$1,652,732

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2006, consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Home Equity, and Consumer. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition, and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the terms can range out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. This strategic partners’ portfolio includes commercial real estate, commercial non real estate, and construction loans. This program enables the Corporation to diversify both its geographic risk and its total exposure risk. From time to time, the Corporation also sources commercial real estate, commercial non real estate, construction, and consumer loans through correspondent relationships. As of December 31, 2006, the Corporation’s total loan portfolio included $331.7 million of loans originated through the strategic partners’ program and correspondent relationships.

Commercial Non Real Estate

The Corporation’s commercial non real estate lending program is generally targeted to serve small-to-middle market businesses with annual sales of $50 million or less in the Corporation’s geographic area. Commercial lending includes commercial, financial, agricultural and industrial loans. Pricing on commercial non real estate loans is usually tied to widely recognized market indexes, such as the prime rate, the London InterBank Offer Rate (LIBOR), the U.S. dollar interest-rate swap curve, or rates on U.S. Treasury securities.

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

Mortgage

The Corporation originates one-to-four family residential mortgage loans throughout its footprint and through loan origination offices in Reston, Virginia. From time to time, the Corporation has purchased ARM loans in other market areas through a correspondent relationship. At December 31, 2006, loans purchased through this relationship represented $155.3 million, or 25 percent, of the total mortgage loan portfolio. The majority of the purchased loans consist of interest-only ARMs, which currently reprice in 3 to 5 years. No mortgage loans have been purchased since the first quarter of 2005. The Corporation offers a full line of products, including conventional, conforming, and jumbo fixed-rate and adjustable-rate mortgages, which are originated and sold into the secondary market; however, from time to time a portion of this production is retained and then serviced through a third-party arrangement.

Consumer

The Corporation offers a wide variety of consumer loan products. Various types of secured and unsecured loans are marketed to qualifying existing customers and to other creditworthy candidates in the Corporation’s market area. Unsecured loans, including revolving credits (e.g., checking account overdraft protection and personal lines of credit) are provided and various installment loan products such as unimproved lot loans as well as vehicle and marine loans are also offered.

Home Equity

Home Equity loans and lines are secured by first and second liens on the borrower’s residential real estate. As with all consumer lending, home equity loans are centrally decisioned and documented to ensure the underwriting conforms to the corporate lending policy.

The table below summarizes loans in the classifications indicated.

Table Ten
Loan Portfolio Composition

	For the Calendar Year
(In thousands)	2006	2005	2004	2003	2002

Commercial real estate	$1,034,330	$780,597	$776,474	$724,340	$798,664
Commercial non real estate	301,958	233,409	212,031	212,010	223,178
Construction	793,294	517,392	332,264	358,217	215,859
Mortgage	618,142	660,720	449,206	391,641	322,775
Home equity	447,849	495,181	474,295	400,792	325,132
Consumer	289,493	258,619	195,422	165,804	187,109

Total portfolio loans	3,485,066	2,945,918	2,439,692	2,252,804	2,072,717
Allowance for loan losses	(34,966)	(28,725)	(26,872)	(25,607)	(27,204)
Unearned income	(13)	(173)	(291)	(167)	(247)

Portfolio loans, net	$3,450,087	$2,917,020	$2,412,529	$2,227,030	$2,045,266

Gross loans increased $539.1 million, or 18 percent, to $3.5 billion at December 31, 2006, compared to $2.9 billion at December 31, 2005. A major component of the growth in loans was the acquisition of GBC, which accounted for $340.6 million of the growth from year-end 2005. Excluding the GBC acquisition, commercial and construction loans grew $271.9 million, or nearly 18 percent. Mortgage loans declined by $42.6 million, or 6 percent, due in part to normal loan amortization, and the decline is consistent with the Corporation’s strategy of selling the bulk of the new mortgage loan originations into the secondary market rather than retaining the loans on its balance sheet. Home equity loans declined $47.3 million, partly as a result of customers refinancing adjustable-rate home equity loans into fixed-rate first mortgage loans. Consumer loans increased $30.9 million, of which $14.4 million is attributable to the GBC acquisition, with the remainder attributable to organic growth. Also affecting loan balances was an $8.1 million reduction of loans, primarily consumer loans, sold in connection with the previously mentioned sale of two financial centers in 2006. In late 2005 and early 2006, the Corporation expanded into the Raleigh, North Carolina market with four de novo financial centers. At December 31, 2006, the Corporation’s loans included $133.8 million, principally commercial and construction loans, from the Raleigh market.

The mix of variable-rate, adjustable-rate and fixed-rate loans is incorporated into the Corporation’s ALM strategy. As of December 31, 2006, of the $3.5 billion loan portfolio, $1.9 billion were tied to variable interest rates, $1.1 billion were fixed-rate loans, and $0.5 billion were ARMs with an initial fixed-rate period after which the loan rate floats on a predetermined schedule.

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

Total loan average balances for 2006 increased $306.1 million, or 10.9 percent, to $3.1 billion, compared to $2.8 billion for 2005. Commercial loan growth drove the increase, rising by $290.7 million, or 10.4 percent, of which $54.0 million was attributable to the GBC acquisition. The remainder reflected continued robust organic commercial lending in the Charlotte and Raleigh markets. Consumer loan average balances, including home equity, increased $20.1 million and mortgage loan average balances decreased $6.8 million. The decline in mortgage loan balances was due to normal loan amortization and First Charter’s strategy of selling most of its new mortgage production in the secondary market. GBC had no residential mortgages on its balance sheet at the time of the acquisition. Cash flow from mortgage loan runoff contributed to financing higher yielding commercial loans.

In late September 2006, First Charter’s previously announced sale of two financial centers was completed. This sale reduced total loan average balances nominally for the year.

Deposits

A summary of deposits follows:

Table Eleven
Deposits

	December 31
(In thousands)	2006	2005	2004	2003	2002

Noninterest bearing demand	$454,975	$429,758	$377,793	$326,679	$305,924
Interest bearing demand	420,774	368,291	348,677	322,471	301,329
Money market accounts	620,699	559,865	478,314	470,551	305,530
Savings deposits	111,047	119,824	119,615	118,025	114,676
Certificates of deposit	1,640,633	1,321,741	1,285,447	1,190,171	1,295,188

Total deposits	$3,248,128	$2,799,479	$2,609,846	$2,427,897	$2,322,647

Deposit growth, particularly low-cost transaction (or core) deposit growth (money market, demand, and savings accounts), continues to be an area of emphasis for the Corporation. For 2006, core deposit balances increased $129.8 million, or 8.8 percent, compared year-end 2005. This includes the impact of First Charter’s sale of two financial centers in September 2006, which included the sale of $23.8 million of core deposits. Approximately $108.9 million of the core deposit balance growth was attributable to the GBC acquisition. The total core deposit increase was primarily driven by a $60.8 million, or 10.9 percent, increase in money market balances, a $52.5 million, or 14.3 percent, increase in interest checking balances, and a $25.2 million, or 5.9 percent, increase in noninterest-bearing demand deposit balances, slightly offset by an $8.8 million, or 7.3 percent, decrease in savings balances. Of these increases, GBC contributed approximately $69.4 million to money market deposit balances, $6.2 million to interest checking and saving balances, and $33.2 million to noninterest-bearing demand deposit balances. Certificates of deposit (CDs) also grew $318.9 million, of which $228.4 million was attributable to the GBC acquisition. Overall, retail CDs increased $306.7 million and brokered CDs increased $12.2 million. Customers exhibited a strong preference for certificates of deposit during 2006, as CDs offered more attractive returns in 2006’s higher interest-rate environment than had existed in recent years.

Other Borrowings

Other borrowings consist of Federal Funds purchased, securities sold under agreement to repurchase, commercial paper and other short-term borrowings, and long-term borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. At December 31, 2006, the Bank had federal funds back-up lines of credit totaling $188.2 million with $41.5 million outstanding, compared to similar lines of credit totaling $100.0 million with $25.0 million outstanding at December 31, 2005. Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities less than one year collateralized by a portion of the Corporation’s United States Government or Agency securities. Securities sold under agreements to repurchase totaled $160.2 million at December 31, 2006, compared to $287.3 million at December 31, 2005. These borrowings are an important source of funding to the Corporation. Access to alternate short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis.

First Charter Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial deposit clients. Commercial paper outstanding at December 31, 2006 was $38.2 million, compared to $58.4 million at December 31, 2005.

Other short-term borrowings consist of the FHLB borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At December 31, 2006, the Bank and Gwinnett Bank collectively had $371.0 million of short-term FHLB borrowings, compared to the Bank’s $140.0 million at December 31, 2005. In addition, the Corporation had a $25.0 million bank credit line that was not drawn upon at December 31, 2005. No comparable line existed at December 31, 2006. The Corporation, in its overall management of interest-rate risk, is opportunistic in evaluating alternative funding sources; while balancing the funding needs of the Corporation, it considers the duration of available maturities, the relative attractiveness of funding costs, and the diversification of funding sources, among other factors, in order to maintain flexibility in the nature of deposits and borrowings the Corporation holds at any given time. As part of the balance sheet repositioning in 2005, the Corporation extinguished $224.0 million of short-term debt, primarily with the FHLB, which had an average floating rate of Fed Funds plus 25 basis points, or approximately 4.00 percent at the time of prepayment.

Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At December 31, 2006, the Bank had $425.9 million of long-term FHLB borrowings, compared to $496.0 million at December 31, 2005. In addition, the Corporation had $61.9 million of subordinated debentures at December 31, 2006 and 2005.

The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II, in June 2005 and September 2005, respectively; both are wholly-owned business trusts. First Charter Capital Trust I and First Charter Capital Trust II issued $35 million and $25 million, respectively, of trust preferred securities that were sold to third parties. The proceeds of the sale of the trust preferred securities were used to purchase subordinated debentures from the Corporation, which are presented as long-term borrowings in the consolidated balance sheet and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

The following is a schedule of other borrowings which consists of the following categories: Federal funds purchased and securities sold under repurchase agreements, commercial paper, and other short-term borrowings.

Table Twelve
Other Borrowings

	December 31
	2006		2005		2004

(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds purchased and securities sold under agreements to repurchase:
Balance as of	$201,713	4.60%	$312,283	3.01%	$250,314	1.84%
Average balance for the year	260,548	4.24	348,051	2.94	245,394	1.21
Maximum outstanding at any month-end	323,775		494,566		297,818
Commercial Paper:
Balance as of	38,191	2.72	58,432	1.79	59,684	1.30
Average balance for the year	26,239	2.41	40,786	1.62	32,658	1.38
Maximum outstanding at any month-end	43,057		58,432		59,684
Other short-term borrowings:
Balance as of	371,000	5.35	140,000	4.39	266,000	2.49
Average balance for the year	145,419	5.08	266,121	3.32	383,462	1.59
Maximum outstanding at any month-end	371,000		716,000		477,000

Credit Risk Management

The Corporation’s credit risk policy and procedures are centralized for every loan type. In addition, all mortgage, consumer, and home equity loans are centrally decisioned. All loans generally flow through an independent closing unit to ensure proper documentation. Loans originated by the Corporation’s Atlanta-based lenders are currently being processed and closed independently from the Corporation’s centralized credit structure. Finally, all known collection or problem loans are centrally managed by experienced workout personnel. To monitor the effectiveness of policies and procedures, Management maintains a set of asset quality standards for past due, nonaccrual, and watchlist loans and monitors the trends of these standards over time. These standards are approved by the Board of Directors and reviewed quarterly with the Board of Directors for compliance.

Loan Administration and Underwriting

The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships of less than $750,000 may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750,000. The exceptions to this include City Executives and certain Senior Loan Officers who are authorized to approve relationships up to $1.0 million. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Relationships totaling $5.0 million or more are further reviewed by senior lending officers of the Bank, the Chief Risk Officer, and the Credit Risk Management Committee comprised of certain executive and senior management. In addition, relationships totaling $10.0 million or more are reviewed by the Board of Directors’ Credit and Compliance Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. As of December 31, 2006, the Corporation had a legal lending limit of $70.0 million and a general target-lending limit of $10.0 million per relationship.

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

During 2006, the Corporation implemented a new consumer loan platform to improve servicing for customers by providing loan officers with additional tools and real-time access to credit bureau information at the time of loan application. This platform also delivers increased reporting capabilities and improved credit risk management by having the Corporation’s policies embedded into the decision process while also managing approval authority limits for credit exposure and reporting.

In general, consumer loans (including mortgage and home equity) have a lower risk profile than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, because the collateral value of real estate generally maintains its value better than non real estate or construction collateral. Consumer loans, which are smaller in size and more geographically diverse across the Corporation’s entire primary market area, provide risk diversity across the portfolio. Because mortgage loans are secured by first liens on the consumer’s residential real estate, they are the Corporation’s lowest risk profile loan type. Home equity loans are deemed less risky than unsecured consumer loans, as home equity loans and lines are secured by first or second deeds of trust on the borrower’s residential real estate. A centralized decision-making process is in place to control the risk of the consumer, home equity, and mortgage loan portfolio. The consumer real estate appraisal process is also centralized relative to appraisal engagement, appraisal review, and appraiser quality assessment. These processes are detailed in the underwriting guidelines, which cover each retail loan product type from underwriting, servicing, compliance issues and closing procedures.

At December 31, 2006, the substantial majority of the total loan portfolio, including the commercial and real estate portfolio, represented loans to borrowers within the Metro regions of Charlotte and Raleigh, North Carolina and Atlanta, Georgia. The diverse economic base of these regions tends to provide a stable lending environment; however, an economic downturn in the Charlotte region, the Corporation’s primary market area, could adversely affect its business. No significant concentration of credit risk has been identified due to the diverse industrial base in this region.

Additionally, the Corporation’s loan portfolio consists of certain non-traditional loan products. Some of these products include interest-only loans, loans with initial interest rates that are below the market interest rate for the initial period of the loan-term and may increase when that period ends and loans with a high loan-to-value ratio. Based on the Corporation’s assessment, these products do not give rise to a concentration of credit risk.

Derivatives

Credit risk associated with derivatives is measured as the net replacement cost should the counter-parties with contracts in a gain position to the Corporation fail to perform under the terms of those contracts after considering recoveries of underlying collateral and netting agreements. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. To minimize credit risk, the Corporation may enter into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counter-party upon the occurrence of certain events. In addition, the Corporation reduces risk by obtaining collateral based on individual assessments of the counter-parties to these agreements. The determination of the need for and levels of collateral will vary depending on the credit risk rating of the counter-party. See Asset-Liability Management and Interest Rate Risk for further details regarding interest-rate swap agreements. As previously discussed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. As a result, the Corporation extinguished $222 million in debt and related interest-rate swaps in October of 2005. As of December 31, 2006 and 2005, the Corporation had no stand-alone derivative instruments outstanding.

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

Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor, as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. As of December 31, 2006, no loans were 90 days or more past due and still accruing interest.

A summary of nonperforming assets follows:

Table Thirteen
Nonperforming Assets

	December 31

(In thousands)	2006		2005		2004		2003		2002

Nonaccrual loans	$8,200		$10,811		$13,970		$14,910		$26,467
Loans 90 days or more past due accruing interest	—		—		—		21		—

Total nonperforming loans	8,200		10,811		13,970		14,931		26,467
Other real estate	6,477		5,124		3,844		6,836		10,278

Nonperforming assets	$14,677		$15,935		$17,814		$21,767		$36,745

Nonaccrual loans as a percentage of total portfolio loans	0.24%		0.37%		0.57%		0.66%		1.28%
Nonperforming assets as a percentage of:
Total assets	0.30		0.38		0.40		0.52		0.98
Total portfolio loans and other real estate	0.42		0.54		0.73		0.96		1.76
Net charge-offs to average portfolio loans	0.11		0.27		0.28		0.39		0.30
Allowance for loan losses to portfolio loans	1.00		0.98		1.10		1.14		1.31
Allowance for loan losses to net charge-offs	10.73	x	3.84	x	4.09	x	3.07	x	4.34	x
Allowance for loan losses to nonperforming loans	4.26		2.66		1.92		1.72		1.03

Nonaccrual loans totaled $8.2 million at December 31, 2006, representing a $2.6 million decrease from $10.8 million at December 31, 2005. The decrease from the prior year was primarily due to a $2.8 million decrease in commercial loan nonaccruals. A $1.5 million increase in nonaccruals for mortgage loans was mostly offset by a $1.4 million decrease in nonaccruals on consumer loans. OREO increased $1.4 million from year-end 2005 as the number of properties under management increased by 19 percent. The GBC acquisition contributed $159,000 to the increase in OREO. Nonperforming assets as a percentage of total loans and other real estate owned decreased to 0.42 percent at December 31, 2006, compared to 0.54 percent at December 31, 2005. Interest income that would have been recorded on nonaccrual loans and restructured loans for 2006, 2005, and 2004, had they performed in accordance with their original terms, amounted to $639,000, $784,000, and $1.1 million, respectively. Interest income on all such loans included in the results of operations for 2006, 2005, and 2004 was $381,000, $107,000, and $278,000, respectively.

Nonaccrual loans at December 31, 2006, were not concentrated in any one industry and primarily consisted of loans secured by real estate. Nonaccrual loans as a percentage of loans may increase as economic conditions change. Management has taken current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.

As of December 31, 2006, management identified a $2.8 million commercial acquisition and development loan as a potential problem loan. In early January 2007, this loan became 90 days past due and was placed on nonaccrual status. At December 31, 2006, the Bank anticipated the borrower would cure the delinquency to keep the loan from reaching 90 days past due. Although this loan went on nonaccrual after year-end, management believes the loan is well-secured by the underlying collateral and continues to work with the borrower and guarantors to ensure full collection of principal.

Allowance for Loan Losses

The Corporation’s allowance for loan losses consists of three components: (i) valuation allowances computed on impaired loans in accordance with SFAS 114; (ii) valuation allowances determined by applying historical loss rates and reserve factors to those loans not specifically identified as impaired; and (iii) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated quarterly and, along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting components are used by management to determine the adequacy of the allowance for loan losses.

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

As noted above, the Corporation uses historical loss rates as a component of estimating future losses in the loan portfolio. The Corporation monitors the factors generated by the historical loss migration model and may from time to time adjust the rates included in the allowance for loan loss model. Since the Corporation has experienced favorable credit quality trends for an extended period of time, those trends have been reducing the calculated historical loss rates for certain predefined loan categories. Based on results from the historical loss migration and management’s assessment of the risk inherent in the portfolio, during the second quarter of 2006, the Corporation reduced its historical loss rate factor included in the allowance for loan loss model on certain commercial loan categories with similar risks resulting in a reduction of approximately $0.6 million in required allowance.

During 2006, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Based on its review for 2006, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market areas did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.

The Corporation continually reviews its portfolio for any concentrations of loans to any one borrower or industry. To analyze its concentrations, the Corporation prepares various reports showing total risk concentrations to borrowers by industry, as well as reports showing total risk concentrations to one borrower. At the present time, the Corporation does not believe it is overly concentrated in any industry or specific borrower and therefore has made no allocations of allowances for loan losses for this factor for any of the periods presented.

The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation, and closing processes associated with the lending decision. The percent of additional allocation for the operational reserve has not changed in recent periods.

The Corporation continually assesses its loan loss allocation methodology and model. During the course of 2006, there were no material changes to the variables used in the allowance for loan loss model. The Corporation continues to use a loss history of 36 months for consumer loans and 60 months for commercial loans. The Corporation believes the loss histories accurately reflect the life cycle of the respective loan portfolios. The Corporation expects to continue the evolution of its allowance for loan loss methodology and model in the future.

The table below presents (i) the allowance for loan losses at the beginning of the year, (ii) loans charged off and recovered (iii) loan charge-offs, net, (iv) the provision for loan losses, (v) the allowance for loan losses, (vi) the average amount of net loans outstanding, (vii) the ratio of net charge-offs to average loans and (viii) the ratio of the allowance for loan losses to gross loans.

Table Fourteen
Allowance For Loan Losses

	For the Calendar Year

(In thousands)	2006	2005	2004	2003	2002

Balance at beginning of period	$28,725	$26,872	$25,607	$27,204	$25,843

Charge-offs
Commercial non real estate	723	3,116	1,449	3,484	2,397
Commercial real estate	762	1,967	2,791	1,898	659
Construction	—	7	—	—	641
Mortgage	148	167	29	31	111
Home equity	1,108	857	1,008	685	193
Consumer	1,837	2,538	3,275	3,382	2,989

Total charge-offs	4,578	8,652	8,552	9,480	6,990

Recoveries
Commercial non real estate	643	542	894	451	20
Commercial real estate	—	—	—	4	228
Construction	—	—	—	24	—
Mortgage	35	36	29	—	11
Home equity	1	39	—	—	—
Consumer	639	545	1,053	635	337
Other	—	—	—	34	132

Total recoveries	1,318	1,162	1,976	1,148	728

Net charge-offs	3,260	7,490	6,576	8,332	6,262

Provision for loan losses	5,290	9,343	8,425	27,518	8,270
Allowance of acquired company	4,211	—	—	—	—
Allowance related to loans sold	—	—	(584)	(20,783)	(647)

Balance at end of period	$34,966	$28,725	$26,872	$25,607	$27,204

Average portfolio loans	$3,092,801	$2,788,755	$2,353,605	$2,126,821	$2,112,855
Net charge-offs to average portfolio loans (annualized)	0.11%	0.27%	0.28%	0.39%	0.30%
Allowance for loan losses to portfolio loans	1.00	0.98	1.10	1.14	1.31

The Corporation’s charge-off policy meets or exceeds regulatory minimums. Past-due status is based on contractual payment date. Losses on unsecured consumer debt are recognized at 90 days past due, compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with the Federal Financial Institutions Examination Council (FFIEC) guidelines. Losses on commercial loans are recognized promptly upon determination that all or a portion of any loan balance is uncollectible. Any deficiency that exists after liquidation of collateral will be taken as a charge-off. Subsequent payment received will be treated as a recovery when collected.

The allowance for loan losses was $35.0 million, or 1.00 percent of portfolio loans, at December 31, 2006, compared to $28.7 million, or 0.98 percent of portfolio loans, at December 31, 2005. The Corporation’s addition of GBC’s loan portfolio as well as First Charter’s credit migration trends led to the higher allowance for loan loss ratio.

The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories and the percentage of the loans in each category to total loans. The amount of the allowance assigned to each loan category reflects both the absolute level of outstandings and the historical loss experience of the loans adjusted for current economic events or conditions.

Table Fifteen
Allocation of the Allowance for Loan Losses

	December 31

	2006		2005		2004		2003		2002

		Loan/		Loan/		Loan/		Loan/		Loan/
(In thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial real estate	$15,638	45%	$9,877	27%	$11,317	32%	$12,011	32%	$12,166	39%
Commercial non real estate	2,847	8	5,007	8	4,496	9	4,368	9	4,529	11
Construction	8,059	23	4,559	18	4,842	14	3,584	16	3,384	10
Mortgage	2,441	7	2,351	19	980	14	812	13	845	11
Home equity	2,550	7	2,887	16	1,392	19	1,263	17	1,720	15
Consumer	3,431	10	4,044	12	3,845	12	3,569	13	4,560	14

Total	$34,966	100%	$28,725	100%	$26,872	100%	$25,607	100%	$27,204	100%

The allowance for loan losses was also impacted by changes in the allocation of loan losses to various loan types. The total commercial loan allocation of allowance for loan losses increased $7.1 million during 2006, of which $2.7 million was primarily attributable to the growth in commercial loans and secondarily to credit migration within the commercial portfolio. GBC contributed the remaining $4.4 million of the increase. The allocation of allowance for loan losses for mortgage, home equity, and consumer loans decreased $0.9 million primarily due to a decrease in loans outstanding. In addition, a specific reserve for a residential investment property portfolio decreased $0.3 million in association with a 40 percent decrease in residential investment property loans outstanding. At December 31, 2006, the allocation associated with the inherent risk in modeling the allowance for loan losses was $1.2 million, essentially unchanged from $1.3 million at December 31, 2005.

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

Provision for Loan Losses

The provision for loan losses is the amount charged to earnings, which is necessary to maintain an adequate and appropriate allowance for loan losses. Accordingly, the factors, which influence changes in the allowance for loan losses, have a direct effect on the provision for loan losses. The allowance for loan losses changes from period to period as a result of a number of factors, the most significant for the Corporation include the following: (i) changes in the amounts of loans outstanding, which are used to estimate current probable loan losses; (ii) current charge-offs and recoveries of loans; (iii) changes in impaired loan valuation allowances; (iv) changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; (v) changes in loss percentages; and (vi) changes in the mix of types of loans. In addition, the Corporation considers other, more subjective factors, which impact the credit quality of the portfolio as a whole and estimates allocations of allowance for loan losses for these factors, as well. These factors include loan concentrations, economic conditions and operational risks. Changes in these components of the allowance can arise from fluctuations in the underlying percentages used as related loss estimates for these factors, as well as variations in the portfolio balances to which they are applied. The net change in all these components of the allowance for loan losses results in the provision for loan losses. For a more detailed discussion of the Corporation’s process for estimating the allowance for loan losses, see Allowance for Loan Losses.

The provision for loan losses for 2006 was $5.3 million, compared to $9.3 million for 2005. The decrease in the provision for loan losses was primarily attributable to improved credit quality trends and a decrease in net charge-offs. Net charge-offs for 2006 totaled $3.3 million, or 0.11 percent of average portfolio loans, compared to $7.5 million, or 0.27 percent of average portfolio loans for 2005.

Even though the provision for loan loss decreased from the prior year, the allowance for loan losses as a percentage of portfolio loans increased, from 0.98 percent to 1.00 percent. In addition, of the $4.2 million reduction in net charge-offs, over $4.0 million was related to a reduction in gross charge-offs and less than $0.2 of the improvement was related to recoveries.

Market Risk Management

Asset-Liability Management and Interest Rate Risk

Interest rate risk is the exposure of earnings and capital to changes in interest rates. The objective of Asset-Liability Management (“ALM”) is to quantify and manage the change in interest rate risk associated with the Corporation’s balance sheet. The management of the ALM program includes oversight from the Board of Director’s Asset and Liability Committee (“Board ALCO”) and the Management Asset and Liability Committee (“Management ALCO”). Two primary metrics used in analyzing interest rate risk are earnings at risk (“EAR”) and economic value of equity (“EVE”). The Board of Directors has established limits on the EAR and EVE risk measures. Management ALCO, comprised of select members of senior management, is charged with measuring performance relative to those limits and reporting the Bank’s performance to Board ALCO. Interest rate risk is measured and monitored through simulation modeling. The process is validated regularly by an independent third party.

Both the EAR and the EVE risk measures were within policy guidelines as of December 31, 2006.

Management considers EAR to be the best measure of short-term interest rate risk. This measure reflects the amount of net interest income that will be impacted by a change in interest rates over a 12- month time frame. A simulation model is used to run immediate and parallel changes in interest rates (rate shocks) from a base scenario using implied forward rates. At a minimum, rate shock scenarios are run at plus and minus 100, 200, and 300 basis points. From time to time, additional simulations are run to assess risk from changes in the slope of the yield curve. The simulation model projects the net interest income over the next 12 months for each scenario using consistent balance sheet growth projections and calculates the percentage change from the base scenario. Board ALCO has approved a policy limit for the change in EAR over a 12-month period of minus 10 percent to a plus or minus 200 basis point shock to interest rates. At December 31, 2006, the estimated EAR to a 200 basis point increase in rates was plus 4.7 percent while the estimated EAR to a 200 basis point decrease in rates was minus 5.6 percent. This compares with plus 3.7 percent and minus 2.7 percent, respectively, at December 31, 2005. The addition of GBC, with a more asset-sensitive balance sheet, contributed to the improvement in EAR in a rising-rate scenario and the increased risk in EAR in the declining-rate scenario. The asset-sensitive nature of the GBC balance sheet would benefit from an increase in rates but would be adversely affected if rates were to decline.

Management considers EVE to be the best measure of long-term interest rate risk. This measure reflects the amount of net equity that will be impacted by changes in interest rates. Through simulation modeling, the Corporation estimates the economic value of assets and the economic value of liabilities. The difference between these two measures is the EVE. The EVE is calculated for a series of scenarios in which current rates are shocked up and down by 100, 200, and 300 basis points and compared to a base scenario using the current yield curve. Board ALCO has approved a policy limit for the percentage change in EVE of minus 15 percent to a plus or minus 200 basis point shock to interest rates. At December 31, 2006, the estimated EVE to a 200 basis point increase in rates was minus 7.4 percent, while the estimated EVE to a 200 basis point decrease in rates was plus 3.1 percent. At December 31, 2005, EVE risk was minus 10.3 percent and plus 6.4 percent, respectively. A change in the earning-asset mix, primarily a reduction in investment securities and mortgage loans as a percentage of earning assets, contributed to the reduction in EVE risk in the plus 200 basis point scenario.

The result of any simulation is inherently uncertain and will not precisely estimate the impact of changes in rates on net interest income or the economic value of assets and liabilities. Actual results may differ from simulated results due to, but not limited to, the timing and magnitude of the change in interest rates, changes in management strategies, and changes in market conditions.

During 2004, the Corporation entered into a series of interest-rate swap agreements with a notional amount of $222 million. As a result of the balance sheet repositioning in 2005, the Corporation terminated these interest-rate swap agreements. The Corporation executed the balance sheet repositioning by also extinguishing $466 million of debt, some of which were hedged by the aforementioned swaps, and a similar amount of long-term, low-yield investment securities. The combination of these transactions was designed to move the Corporation toward its targeted interest-rate risk and liquidity risk profile.

Table Sixteen summarizes the expected maturities and weighted-average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold, and interest-bearing bank deposits are excluded from Table Sixteen as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted-average expected life, obtained from an independent evaluation of the average remaining life of each security based on expected prepayment speeds of the underlying mortgages at December 31, 2006. These expected maturities, weighted-average effective yields, and fair values will change if interest rates change. Demand deposits, money market accounts, and certain savings deposits are presented in the earliest maturity window because they have no stated maturity. For interest-rate risk analytical purposes, these non-maturity deposits are believed to have average lives longer than shown here.

Table Sixteen
Market Risk

		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Cost	$740,773	$370,335	$207,627	$96,588	$28,446	$11,054	$26,723
Weighted-average effective yield	4.58%
Fair value	$734,274
Variable rate
Cost	$175,416	27,380	27,437	27,527	4,072	5,177	83,823
Weighted-average effective yield	4.97%
Fair value	$172,141
Loans and loans held for sale
Fixed rate
Book value	$932,519	224,445	211,000	144,944	133,115	110,660	108,355
Weighted-average effective yield	6.76%
Fair value	$921,675
Variable rate
Book value	$2,529,860	1,229,455	349,101	192,038	104,307	93,223	561,736
Weighted-average effective yield	7.47%
Fair value	$2,503,207

Liabilities
Deposits
Fixed rate
Book value	$1,640,634	1,477,109	134,307	15,198	7,309	5,923	788
Weighted-average effective yield	4.77%
Fair value	$1,642,983
Variable rate
Book value	$1,152,519	291,914	291,652	291,137	127,740	70,470	79,606
Weighted-average effective yield	2.12%
Fair value	$1,073,018
Long-term borrowings
Fixed rate
Book value	$305,937	160,055	20,058	75,061	64	50,032	667
Weighted-average effective yield	5.62%
Fair value	$298,463
Variable rate
Book value	$181,857	—	—	120,000	—	—	61,857
Weighted-average effective yield	5.70%
Fair value	$179,187

Table Seventeen presents the contractual maturity distribution and interest sensitivity of commercial and construction loan categories at December 31, 2006. This table excludes nonaccrual loans.

Table Seventeen
Maturity and Sensitivity to Changes in Interest Rates

		Commercial
	Commercial	Non Real
(In thousands)	Real Estate	Estate	Construction	Total

Fixed rate:
1 year or less	$45,893	$25,751	$54,358	$126,002
1-5 years	220,041	54,689	21,685	296,415
After 5 years	119,425	52,803	11,936	184,164

Total fixed rate	385,359	133,243	87,979	606,581

Variable rate:
1 year or less	246,208	107,695	567,279	921,182
1-5 years	351,645	52,031	126,306	529,982
After 5 years	49,401	8,574	11,251	69,226

Total variable rate	647,254	168,300	704,836	1,520,390

Total commercial and construction loans	$1,032,613	$301,543	$792,815	$2,126,971

Off-Balance-Sheet Risk

The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments of $36.4 million to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note 19 of the consolidated financial statements for further discussion of commitments. The Corporation does not have any off-balance-sheet financing arrangements, other than the Trust Securities.

The following table presents aggregated information and expected maturities of commitments as of December 31, 2006.

Table Eighteen
Commitments

	Less than	1-3	3-5	Over
(In thousands)	1 year	Years	Years	5 Years	Total

Loan commitments	$596,479	$216,184	$30,914	$57,404	$900,981
Lines of credit	56,250	2,811	1,571	447,247	507,879
Standby letters of credit	20,567	6,100	4	—	26,671

Total commitments	$673,296	$225,095	$32,489	$504,651	$1,435,531

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Liquidity Risk

Liquidity is the ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. Liquidity is provided by the ability to attract retail deposits, by current earnings, and by a strong capital base that enables the Corporation to use alternative funding sources that complement normal sources. The Corporation’s asset-liability management objectives include optimizing net interest income while continuing to provide adequate liquidity to meet continuing loan demand and deposit withdrawal requirements and to service normal operating expenses.

Liquidity is managed at two levels. The first is the liquidity of the Corporation. The second is the liquidity of the Bank. The management of liquidity at both levels is essential, because the Corporation and the Bank have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements.

The primary source of funding for the Corporation includes dividends received from the Bank and proceeds from the issuance of common stock. In addition, the Corporation had commercial paper outstandings of $38.2 million at December 31, 2006. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases, and dividends paid to shareholders. During 2005, the Corporation issued trust preferred securities through specially formed trusts. These securities are presented as long-term borrowings in the consolidated balance sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

Primary sources of funding for the Bank include customer deposits, wholesale deposits, other borrowings, loan repayments, and available-for-sale securities. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At December 31, 2006, the Bank had an available line of credit with the FHLB totaling $1.3 billion with $796.9 million outstanding. At December 31, 2006, the Bank and Gwinnett Bank also collectively had $188.2 million of federal funds lines with $41.5 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes the Corporation’s and the Bank’s sources of liquidity are adequate to meet loan demand, operating needs, and deposit withdrawal requirements.

The Corporation has existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. The Corporation generally anticipates refinancing or renewing, during 2007, contractual obligations that are due in less than one year.

Table Nineteen
Contractual Obligations

	Payments Due by Period
	Less than	1-3	4-5	Over
(In thousands)	1 year	Years	Years	5 Years	Total

Other borrowings — long-term debt	$160,000	$215,000	$—	$112,794	$487,794
Operating lease obligations	3,371	6,586	5,484	31,674	47,115
Purchase obligations(1)	8,995	4,000	792	—	13,787
Equity method investees funding	1,845	—	—	—	1,845
Deposits(2)	3,085,395	149,468	13,232	33	3,248,128
Other obligations(3)	3,359	3,115	1,427	6,893	14,794

Total contractual obligations	$3,262,965	$378,169	$20,935	$151,394	$3,813,463

(1)	Represents obligations under existing executory contracts.

(2)	Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

(3)	Represents obligations under employment, severance and retirement contracts and commitments to fund affordable housing investments.

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

Select capital measures follow:

Table Twenty
Capital Measures

	December 31
	2006		2005

(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Total equity/total assets
First Charter Corporation	$447,362	9.21%	$323,595	7.64%
First Charter Bank	371,459	8.45	365,379	8.64
Gwinnett Banking Company	102,189	22.02	—	—
Tangible equity/tangible assets(1)
First Charter Corporation	$362,294	7.59%	$301,698	7.17%
First Charter Bank	351,246	8.03	343,482	8.17
Gwinnett Banking Company	37,334	9.35	—	—

(1)	The tangible equity ratio excludes goodwill and other intangible assets from both the numerator and the denominator.

Shareholders’ equity at December 31, 2006, increased to $447.4 million, representing 9.2 percent of period-end assets, compared to $323.6 million, or 7.6 percent, of period-end assets at December 31, 2005. The $123.8 million increase was primarily due to net income of $47.4 million, $73.0 million of stock issued in connection with business combinations, and $25.2 million of stock issued under stock-based compensation plans and the Corporation’s dividend reinvestment plan during 2006. These increases were partially offset by cash dividends of $0.775 per common share, which resulted in cash dividend declarations of $24.4 million for 2006. In addition, the accumulated other comprehensive loss (after-tax unrealized losses on available-for-sale securities) decreased $5.3 million to $5.9 million at December 31, 2006, compared to $11.3 million at December 31, 2005.

On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of December 31, 2006, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during 2006.

On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. As of December 31, 2006, no shares had been repurchased under this authorization.

The Corporation anticipates repurchasing shares under one or both of these plans in 2007 under appropriate market conditions.

During 2005, the Corporation issued trust preferred securities through specially formed trusts in an aggregate amount of $60.0 million. These securities are presented as long-term borrowings in the consolidated balance sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial position and operations. At December 31, 2006, the Corporation and its banking subsidiaries were classified as “well capitalized” under these regulatory frameworks.

The principal asset of the Corporation is its investment in the Bank. Thus, the Corporation derives its principal source of income through dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the subsidiary banks to the Corporation and the amount of dividends which can be paid to the Corporation. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice. See Business-Governmental Supervision and Regulation, Business-Capital and Operational Requirements and Note 22 of notes to consolidated financial statements for additional discussion of these restrictions.

The Corporation and the Bank must comply with regulatory capital requirements established by the applicable federal regulatory agencies. Under the standards of the Federal Reserve Board, the Corporation and the Bank must maintain a minimum ratio of Tier I Capital (as defined) to total risk-weighted assets of 4.00 percent and a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8.00 percent. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Total Capital is comprised of Tier I Capital plus certain adjustments, the largest of which for the Corporation is the allowance for loan losses (up to 1.25 percent of risk-weighted assets).Total Capital must consist of at least 50 percent of Tier 1 Capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation adjusted for their related risk levels using amounts set forth in Federal Reserve standards.

In addition to the aforementioned risk-based capital requirements, the Corporation is subject to a leverage capital requirement, requiring a minimum ratio of Tier I Capital (as defined previously) to total adjusted average assets of 3.00 percent to 5.00 percent.

The Bank also has similar regulatory capital requirements imposed by the Federal Reserve Board. See Business-Governmental Supervision and Regulation, Business-Capital and Operational Requirements and Note 22 of notes to consolidated financial statements for additional discussion of these requirements.

At December 31, 2006, the Corporation and the Bank were in compliance with all existing capital requirements and were classified as “well capitalized” under regulatory capital guidelines. In the judgment of management, there have been no events or conditions since December 31, 2006, that would change the “well capitalized” status of the Corporation or the Bank. It is management’s intention for both the

Corporation and the Bank to continue to be “well capitalized” for the foreseeable future. The capital requirements of the Corporation, the Bank, and Gwinnett Bank are summarized in the table below as of December 31, 2006:

Table Twenty-One
Capital Ratios

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage
First Charter Corporation	$428,136	9.32%	$183,678	4.00%	None	None
First Charter Bank	362,970	8.36	173,591	4.00	$216,988	5.00%
Gwinnett Banking Company	37,049	9.75	15,192	4.00	18,991	5.00

Tier I Capital
First Charter Corporation	$428,136	10.49%	$163,299	4.00%	None	None
First Charter Bank	362,970	9.99	145,275	4.00	$217,913	6.00%
Gwinnett Banking Company	37,049	10.38	14,280	4.00	21,420	6.00

Total Risk-Based Capital
First Charter Corporation	$463,268	11.35%	$326,598	8.00%	None	None
First Charter Bank	393,664	10.84	290,550	8.00	$363,188	10.00%
Gwinnett Banking Company	41,321	11.57	28,560	8.00	35,700	10.00

Tier 1 capital consists of total equity plus qualifying capital securities and minority interests, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets, and adjustments related to the valuation of servicing assets and certain equity investments in nonfinancial companies (principal investments).

The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation exclude certain intangible and servicing assets.

Total risk-based capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on certain equity securities.

Both the Tier 1 and the total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.

2005 VERSUS 2004

The following discussion and analysis provides a comparison or the Corporation’s results of operations for 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 65 through 113. In addition, Table One contains financial data to supplement this discussion.

Overview

Net income amounted to $25.3 million, or $0.82 per diluted share, for the year ended December 31, 2005, a decrease from net income of $42.4 million, or $1.40 per diluted share, for the year ended December 31, 2004. In the fourth quarter of 2005, the Corporation incurred an approximate $20.0 million after-tax charge resulting from a series of balance sheet initiatives, which included the sale of securities and the extinguishment of debt and termination of interest-rate swaps. The return on average assets and return on average equity was 0.56 percent and 7.9 percent in 2005, respectively, compared to 0.98 percent and 14.1 percent in 2004, respectively.

Net Interest Income

For 2005, net interest income totaled $124.9 million, an increase of 2 percent from net interest income of $123.0 million for 2004. This increase was primarily due to a $432.6 million increase in average loan balances, an increase in the proportion of noninterest-bearing deposits to the composition of funding sources and to a lesser extent the balance sheet repositioning which occurred in late October 2005. This was partially offset by higher rates paid on interest-bearing liabilities relative to increases in asset yields.

The net interest margin decreased 9 basis points to 3.05 percent in 2005, compared to 3.14 percent in 2004. The net interest margin was negatively impacted by a 91 basis point increase in the cost of interest-bearing liabilities. Partially offsetting this increase was a 72 basis point increase in earning-asset yields compared to 2004. Since the balance sheet repositioning occurred in late October 2005, the benefit to the net interest margin for the year was minimal.

Provision for Loan Losses

The provision for loan losses for 2005 was $9.3 million, compared to $8.4 million for 2004. The increase in the provision for loan losses was primarily attributable to the inherent risk associated with increased lending. The provision for loan losses was also impacted by a $0.9 million increase in net charge-offs, compared to 2004.

Net charge-offs for 2005 were $7.5 million, or 0.27 percent of average portfolio loans, compared to $6.6 million, or 0.28 percent of average portfolio loans, for 2004. The increase in charge-offs was primarily due to a decrease in recoveries.

Noninterest Income

Noninterest income from continuing operations decreased $10.3 million in 2005, or 18.1 percent, to $46.7 million, compared to $57.0 million in 2004.

Deposit service charges increased $2.2 million in part due to checking account growth and increases in transaction volume. ATM and merchant income increased $1.5 million due primarily to growth in ATM and debit card fees as a result of increased transaction volume. Mortgage services income grew $1.1 million, compared to 2004 as the Corporation decided to sell a greater portion of its mortgage loan production in 2005. Insurance services revenue increased $1.0 million due, in part, to a purchased insurance agency in the fourth quarter of 2004. The Corporation incurred approximately $0.3 million in losses in its venture capital portfolio in 2005, similar to the losses incurred in 2004.

Additional noninterest income items included securities losses of $16.7 million recognized during 2005 resulting from the balance sheet repositioning, compared to gains of $2.4 million in 2004 and a $0.3 million gain was recognized on the sale of one financial center’s deposits and loans during 2004. No similar sale was recognized during 2005. In addition, BOLI revenue was impacted by a gain recognized as a result of a payment on claims of $0.9 million recognized in the second quarter of 2005, versus no claims received during 2004. Property sale gains of $1.9 million were recognized during 2005 from the sale of a branch facility and a sale-leaseback transaction involving a bank financial center. During 2004, $0.8 million in property sale gains were recognized.

Noninterest Expense

Noninterest expense from continuing operations totaled $128.0 million for 2005, compared to $107.5 million for 2004. Salaries and employee benefits increased due to additional costs associated with additional personnel, extended service hours, increased commission-based compensation, and higher medical costs. Part of the increase in medical costs was related to an acceleration of health insurance claims from the Corporation’s third-party benefits administrator in connection with the transition to a new administrator in 2006. Data processing expenses increased $1.3 million due to increased debit card and software maintenance expense. Occupancy and equipment expense, excluding the fixed-asset correction (discussed below), increased $1.0 million as the result of additional financial center lease and depreciation expense. Marketing expense increased $0.3 million due to back state sales and use taxes primarily related to direct mail and consulting services over the past three years. These increases were partially offset by a $1.3 million decrease in professional fees primarily due to lower accounting, attorney, and other consulting fees.

Additional noninterest expense items in 2005 included a $7.8 million charge to terminate derivative transactions, a $6.9 million charge due to the early extinguishment of debt, $1.1 million expense associated with a legacy employee benefit plan, and a $1.0 million expense associated with the former CFO’s retirement. In addition, the Corporation recorded a $1.4 million reduction in occupancy and equipment expense due to a correction related to the Corporation’s fixed asset records.

The efficiency ratio decreased to 59.4 percent for 2005, compared to 59.8 percent for 2004. The calculation of the efficiency ratio excludes the impact of securities sales in both years and the charges related to the balance sheet repositioning in 2005.

Income Tax Expense

Income tax expense from continuing operations for 2005 amounted to $9.1 million for an effective tax rate of 26.6 percent, compared to $21.9 million for an effective tax rate of 34.1 percent for 2004. The decrease in income tax expense and the effective tax rate for 2005 was primarily attributable to the decrease in income relative to nontaxable adjustments. For further discussion, see Note 16 of the consolidated financial statements.

Regulatory Recommendations

Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.

Recent Accounting Pronouncements and Developments

Notes 1 and 2 to the consolidated financial statements discuss new accounting pronouncements adopted by the Corporation during 2006. The expected impact of accounting pronouncements recently issued but not yet adopted is discussed below. To the extent the adoption of new accounting pronouncements materially affects financial condition, results of operations, or liquidity, the effects are discussed in the applicable section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements.

Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157, Fair

Value Measurements. The Corporation has yet to determine what impact, if any, the adoption of SFAS 159 will have on its financial condition, results of operations, or liquidity.

Fair Value Measurements:  In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will be required to apply the new guidance beginning January 1, 2008, and does not expect it to have a material impact on financial condition, results of operations, or liquidity.

Accounting for Uncertainty in Income Taxes:  In June 2006, the FASB issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Corporation will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Corporation is currently evaluating the provisions of FIN 48 and anticipates its adoption will not have a material impact on its financial condition, results of operations, or liquidity.

Accounting for Servicing of Financial Assets:  In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The Corporation will adopt this Standard effective January 1, 2007. The Corporation expects it will elect amortization as the measurement method for residential real estate mortgage servicing rights and Small Business Administration loan servicing rights. As such, the initial adoption of SFAS 156 is not expected to have a material impact on financial condition, results of operations, or liquidity.

Accounting for Certain Hybrid Financial Instruments:  In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial

Assets and Extinguishments of Liabilities. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument shall be recognized as a cumulative effect adjustment to retained earnings. The adoption of this statement did not have a material impact on the Corporation’s financial condition, results of operations, or liquidity.

Effects of Prior-Year Misstatements:  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is an amendment to Part 211 of Title 17 of the Code of Federal Regulations. SAB 108 provides guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. The bulletin recommends registrants quantify the effect of correcting all misstatements, including both the carryover and the reversing effects of prior-year misstatements, on the current-year financial statements.

In December 2006, the Corporation adopted the provisions of SAB 108. Using the rollover approach resulted in an accumulation of misstatements to the Corporation’s balance sheets that were deemed immaterial to the Corporation’s financial statements because the amounts that originated in each year were quantitatively and qualitatively immaterial. Evaluating these errors using the iron curtain approach resulted in material errors. Consequently, the Corporation has elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted accounts as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of retained earnings in 2006. Accordingly, the Corporation recorded a cumulative adjustment to decrease retained earnings by $2.7 million upon the adoption of SAB 108. Refer to Note 3 of the consolidated financial statements for further discussion.

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

The information called for by Item 7A is set forth in Item 7 under the caption Market Risk Management beginning on page 50 and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Charter Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. 2), that First Charter Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Charter Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Control Environment

A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiencies were identified in the Company’s control environment as of December 31, 2006:

•	A sufficient complement of skilled finance, tax and accounting resources did not exist to perform supervisory reviews and monitoring activities over certain financial reporting matters and controls.

•	An adequate tone and control consciousness did not exist to support effective application of policies and the execution of procedures within the daily operation of financial reporting controls.

These deficiencies in the control environment were a contributing factor in the development of the “Significant Transactions and Estimates Accounting” and “Reconciliation Function” material weaknesses described below, and resulted in more than a remote likelihood that material misstatements of the annual or interim financial statements would not be prevented or detected.

Significant Transactions and Estimates Accounting

Sufficient expertise and resources did not exist, or were not appropriately applied, within the Company to accomplish an effective evaluation of the financial reporting for non-routine transactions (e.g., business combinations and dispositions), new accounting pronouncements, and significant accounting estimates (e.g., the allowance for loan losses). These deficiencies resulted in errors that were material, when aggregated, to the Company’s preliminary 2006 financial statements.

Reconciliation Function

The policies and procedures over the design, preparation, and supervisory review of reconciliation and suspense monitoring functions (reconciliations) were deficient. Certain reconciliations were not designed effectively to detect misstatements. Other reconciliations were not performed in a timely manner or to a level of precision to detect material misstatements. In addition, the review function over reconciliations was not performed to a level of precision that would detect unusual variations or material misstatements. This deficiency resulted in a material error to mortgage services revenue within the Company’s preliminary 2006 financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Charter Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated April 4, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that First Charter Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, First Charter Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During 2006, the Company acquired GBC Bancorp, Inc. Management excluded from its assessment of the effectiveness of First Charter Corporation’s internal control over financial reporting as of December 31, 2006, GBC Bancorp, Inc.’s internal control over financial reporting. GBC Bancorp, Inc. constituted 9.6 percent of the Company’s consolidated total assets as of December 31, 2006, and 1.8 percent and 2.4 percent of the Company’s consolidated total revenue and consolidated net income, respectively, for the year then ended. Our audit of internal control over financial reporting of First Charter Corporation also excluded an evaluation of the internal control over financial reporting of GBC Bancorp, Inc.

Charlotte, North Carolina
April 4, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Charter Corporation:

We have audited the accompanying consolidated balance sheets of First Charter Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Charter Corporation as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 18 to the consolidated financial statements, effective January 1, 2006, First Charter Corporation adopted the fair value method of accounting for share-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Also, as discussed in Notes 1 and 3 to the consolidated financial statements, First Charter Corporation changed its method of quantifying errors in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Charter Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 4, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Charlotte, North Carolina
April 4, 2007

First Charter Corporation
Consolidated Balance Sheets

	December 31
(Dollars in thousands, except share data)	2006	2005

Assets
Cash and due from banks	$87,771	$119,080
Federal funds sold	10,515	2,474
Interest-bearing bank deposits	4,541	3,998

Cash and cash equivalents	102,827	125,552
Securities available for sale (cost of $916,189 and $917,710; carrying amount of pledged collateral $632,918 and $557,132 at December 31, 2006 and 2005, respectively)	906,415	899,111
Loans held for sale	12,292	6,447
Portfolio loans:
Commercial and construction	2,129,582	1,531,398
Mortgage	618,142	660,720
Consumer	737,342	753,800

Total portfolio loans	3,485,066	2,945,918
Allowance for loan losses	(34,966)	(28,725)
Unearned income	(13)	(173)

Portfolio loans, net	3,450,087	2,917,020
Premises and equipment, net	111,588	106,773
Goodwill and other intangible assets	85,068	21,897
Other assets	188,440	155,620

Total Assets	$4,856,717	$4,232,420

Liabilities
Deposits:
Noninterest-bearing demand	$454,975	$429,758
Demand	420,774	368,291
Money market	620,699	559,865
Savings	111,047	119,824
Certificates of deposit	1,223,252	916,569
Brokered certificates of deposit	417,381	405,172

Total deposits	3,248,128	2,799,479
Federal funds purchased and securities sold under agreements to repurchase	201,713	312,283
Commercial paper and other short-term borrowings	409,191	198,432
Long-term debt	487,794	557,859
Accrued expenses and other liabilities	62,529	40,772

Total Liabilities	4,409,355	3,908,825
Shareholders’ Equity
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 34,922,222 and 30,736,936 shares at December 31, 2006 and 2005, respectively	231,602	133,408
Common stock held in Rabbi Trust for deferred compensation	(1,226)	(893)
Deferred compensation payable in common stock	1,226	893
Retained earnings	221,678	201,442
Accumulated other comprehensive loss	(5,918)	(11,255)

Total Shareholders’ Equity	447,362	323,595

Total Liabilities and Shareholders’ Equity	$4,856,717	$4,232,420

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Income

	For the Calendar Year
(Dollars in thousands, except per share amounts	2006	2005	2004

Interest income
Loans	$224,937	$172,760	$124,169
Securities	39,522	51,622	62,914
Federal funds sold	267	60	19
Interest-bearing bank deposits	203	163	201

Total interest income	264,929	224,605	187,303
Interest expense
Deposits	82,448	53,456	35,350
Short-term borrowings	19,055	19,740	9,517
Long-term debt	29,716	26,526	19,426

Total interest expense	131,219	99,722	64,293

Net interest income	133,710	124,883	123,010
Provision for loan losses	5,290	9,343	8,425

Net interest income after provision for loan losses	128,420	115,540	114,585
Noninterest income
Service charges on deposits	28,962	27,809	25,564
Wealth management	2,847	2,410	1,997
Gain on sale of deposits and loans	2,825	—	339
Equity method investments gains (losses), net	3,983	(271)	(349)
Mortgage services	3,062	2,873	1,748
Gain on sale of Small Business Administration loans	126	—	—
Brokerage services	3,182	3,119	3,112
Insurance services	13,366	12,546	11,514
Bank owned life insurance	3,522	4,311	3,413
Property sale gains, net	645	1,853	777
ATM, debit, and merchant fees	8,395	6,702	5,160
Other	2,591	2,076	1,380

Total fees and other income	73,506	63,428	54,655
Securities gains (losses), net	(5,828)	(16,690)	2,383

Total noninterest income	67,678	46,738	57,038
Noninterest expense
Salaries and employee benefits	69,237	61,428	56,103
Occupancy and equipment	18,144	16,565	16,938
Data processing	5,768	5,171	3,830
Marketing	4,711	4,668	4,350
Postage and supplies	4,834	4,478	4,772
Professional services	8,811	8,072	9,389
Telecommunications	2,193	2,139	1,944
Amortization of intangibles	654	378	316
Foreclosed properties	755	386	161
Debt extinguishment expense	—	6,884	—
Derivative termination costs	—	7,770	—
Other	9,830	10,032	9,693

Total noninterest expense	124,937	127,971	107,496

Income from continuing operations before income tax expense	71,161	34,307	64,127
Income tax expense	23,799	9,132	21,889

Income from continuing operations, net of tax	47,362	25,175	42,238
Discontinued operations
Income from discontinued operations before gain on sale and income tax expense	36	224	337
Gain on sale	962	—	—
Income tax expense	965	88	133

Income from discontinued operations, net of tax	33	136	204

Net income	$47,395	$25,311	$42,442

Net income per common share
Basic
Income from continuing operations, net of tax	$1.50	$0.83	$1.41
Income from discontinued operations, net of tax	—	—	0.01
Net income	1.50	0.83	1.42
Diluted
Income from continuing operations, net of tax	$1.49	$0.82	$1.40
Income from discontinued operations, net of tax	—	—	0.01
Net income	1.49	0.82	1.40
Average common shares outstanding
Basic	31,525,366	30,457,573	29,859,683
Diluted	31,838,292	30,784,406	30,277,063
Dividends declared per common share	$0.775	$0.76	$0.75

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Shareholders’ Equity

			Common Stock	Deferred
			in Rabbi	Compensation		Accumulated
			Trust for	Payable in		Other
	Common Stock		Deferred	Common	Retained	Comprehensive
(Dollars in thousands, except per share amounts)	Shares	Amount	Compensation	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2003	29,720,163	$115,270	$(636)	$636	$178,008	$6,161	$299,439
Comprehensive income:
Net income	—	—	—	—	42,442	—	42,442
Change in unrealized gains and losses on securities, net of reclassification adjustment for net losses included in net income						(11,023)	(11,023)

Total comprehensive income							31,419
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(172)	—	—	—	(172)
Deferred compensation payable in common stock	—	—	—	172	—	—	172
Cash dividends declared, $.75 per share	—	—	—	—	(22,365)	—	(22,365)
Issuance of shares under stock-based compensation plans, including related tax effects	286,123	5,019	—	—	—	—	5,019
Issuance of shares pursuant to acquisition	47,970	1,175	—	—	—	—	1,175

Balance, December 31, 2004	30,054,256	$121,464	$(808)	$808	$198,085	$(4,862)	$314,687

Comprehensive income:
Net income	—	—	—	—	25,311	—	25,311
Change in unrealized gains and losses on securities, net of reclassification adjustment for net losses included in net income	—	—	—	—	—	(6,393)	(6,393)

Total comprehensive income							18,918
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(85)	—	—	—	(85)
Deferred compensation payable in common stock	—	—	—	85	—	—	85
Cash dividends declared, $.76 per share	—	—	—	—	(21,954)	—	(21,954)
Issuance of shares under stock-based compensation plans, including related tax effects	661,403	11,443	—	—	—	—	11,443
Issuance of shares pursuant to acquisition	21,277	501	—	—	—	—	501

Balance, December 31, 2005	30,736,936	$133,408	$(893)	$893	$201,442	$(11,255)	$323,595

Cumulative adjustment to retained earnings for adoption of SAB 108 (Note 3)	—	—	—	—	(2,745)	—	(2,745)
Comprehensive income:
Net income	—	—	—	—	47,395	—	47,395
Change in unrealized gains and losses on securities, net of reclassification adjustment for net losses included in net income	—	—	—	—	—	5,337	5,337

Total comprehensive income							52,732
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(333)	—	—	—	(333)
Deferred compensation payable in common stock	—	—	—	333	—	—	333
Cash dividends declared, $.775 per share	—		—	—	(24,414)	—	(24,414)
Issuance of shares under stock-based compensation plans, including related tax effects	1,196,025	25,217	—	—	—	—	25,217
Issuance of shares pursuant to acquisition	2,989,261	72,977	—	—	—	—	72,977

Balance, December 31, 2006	34,922,222	$231,602	$(1,226)	$1,226	$221,678	$(5,918)	$447,362

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Cash Flows

	For the Calendar Year
(In thousands)	2006	2005	2004

Operating activities
Net income	$47,395	$25,311	$42,442

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,290	9,343	8,425
Depreciation	8,443	7,876	9,064
Amortization of intangibles	823	538	461
Amortization of servicing rights	426	514	903
Stock-based compensation expense	2,791	196	71
Tax benefits from stock-based compensation plans	(1,568)	—	—
Premium amortization and discount accretion, net	959	2,395	3,296
Securities (gains) losses, net	5,828	16,690	(2,383)
Net (gains) losses on sales of other real estate owned	87	50	(172)
Write-downs on other real estate owned	668	154	116
Equipment sale (gains) losses, net	(15)	(15)	62
Equity method investment (gains) losses, net	(3,983)	271	349
Gains on sales of loans held for sale	(1,121)	(1,465)	(1,035)
Gains on sales deposits and loans	(2,825)	—	(339)
Gains on sale of small business administration loans	(126)	—	—
Property sale gains, net	(645)	(1,853)	(777)
Bank-owned life insurance claims	—	(935)	—
Origination of loans held for sale	(204,320)	(154,303)	(95,635)
Proceeds from sale of loans held for sale	199,596	154,647	55,739
Change in cash surrender value of life insurance	(3,604)	(2,685)	(3,413)
Change in other assets	19,459	(1,739)	5,489
Change in other liabilities	20,870	(16,564)	9,425

Net cash provided by operating activities	94,428	38,426	32,088

Investing activities
Proceeds from sales of securities available for sale	201,354	652,583	139,261
Proceeds from maturities, calls and paydowns of securities available for sale	122,691	166,191	419,251
Purchases of securities available for sale	(329,458)	(94,866)	(587,582)
Net change in loans	(554,207)	(520,366)	(200,489)
Loans sold in branch sale	8,078	—	2,209
Proceeds from sales of other real estate owned	5,840	5,048	5,433
Purchase of bank-owned life insurance	(15,876)	—	—
Proceeds from equity method distributions	4,060	—	—
Net purchases of premises and equipment	(13,243)	(17,069)	(10,136)
Cash paid in business acquisitions, net of cash acquired	(27,332)	—	(6,755)

Net cash provided by (used in) investing activities	(598,093)	191,521	(238,808)

Financing activities
Net increase in deposits	486,691	189,633	200,395
Deposits sold in branch sale	(38,042)	—	(8,947)
Net change in federal funds purchased and securities sold under repurchase agreements	(110,570)	61,968	(68,703)
Net change in commercial paper and other short-term borrowings	210,759	(127,252)	(264,392)
Proceeds from issuance of long-term debt and trust preferred securities	265,000	186,857	580,000
Retirement of long-term debt	(335,065)	(502,736)	(229,368)
Proceeds from issuance of common stock	23,649	11,078	4,605
Tax benefits from stock-based compensation plans	1,568	—	—
Cash dividends paid	(23,050)	(21,954)	(22,365)

Net cash provided by (used in) financing activities	480,940	(202,406)	191,225

Net increase (decrease) in cash and cash equivalents	(22,725)	27,541	(15,495)
Cash and cash equivalents at beginning of period	125,552	98,011	113,506

Cash and cash equivalents at end of period	$102,827	$125,552	$98,011

Supplemental information for continuing operations
Cash paid for:
Interest	$124,152	$96,857	62,977
Income taxes	19,816	21,520	18,548
Non-cash items:
Transfer of loans to other real estate owned	7,772	6,532	2,385
Unrealized gains (losses) on securities available for sale (net of tax expense (benefit) of $3,488, ($4,235), and ($7,045), respectively)	5,337	(6,393)	(11,023)
Issuance of common stock in business acquisitions	72,977	501	1,175
1035 exchange of bank-owned life insurance	21,541	—	—

See notes to consolidated financial statements.

First Charter Corporation
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

General

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned banking subsidiaries as of December 31, 2006, First Charter Bank, a North Carolina state bank (the “Bank”), and Gwinnett Bank, a Georgia state bank (“Gwinnett Bank”). Effective March 1, 2007, Gwinnett Bank was merged with and into the Bank. In addition, the Bank operates two subsidiaries: First Charter Insurance Services, Inc. (“First Charter Insurance”) and First Charter Leasing and Investments, Inc. (“First Charter Leasing”). First Charter Insurance is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout North Carolina and South Carolina. First Charter Leasing is a North Carolina corporation engaged in commercial equipment leasing and the management of investment securities. It also acts as the holding company for First Charter of Virginia Realty Investments, Inc., a Virginia corporation (“First Charter Virginia”). First Charter Virginia is engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. First Charter Realty Investments, Inc. is the holding company for FCB Real Estate, Inc., a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC, a North Carolina limited liability company, which owns and maintains the real estate property and assets of the Corporation. FCB Real Estate, Inc. primarily invests in commercial and one-to-four family residential real estate loans. The Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC (“LCMC”), a North Carolina limited liability company. LCMC sold Lincoln Center, a three-story office building, its principal asset, during 2006. First Charter Insurance and one of the Bank’s financial centers continue to lease a portion of Lincoln Center. During 2006, the Corporation sold its employee benefits administration business. During 2005, the Corporation merged its full service and discount brokerage subsidiary, First Charter Brokerage Service, Inc. into the Bank.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates.

Reclassifications of certain amounts in the previously issued consolidated financial statements have been made to conform to the financial statement presentation for 2006. Such reclassifications had no effect on the net income or shareholders’ equity of the combined entity as previously reported.

In December 2006, the Corporation adopted Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. In accordance with SAB 108, the Corporation elected to adjust its opening retained earnings for fiscal 2006 and its financial results for each of the 2006 quarters to include adjustments to mortgage services revenue, accounts payable, and salaries and employee benefits expense. Such adjustments do not require previously filed reports with the SEC to be amended for the cumulative effect of similar errors in prior years. The Corporation considers these adjustments to be immaterial to prior annual periods. The Corporation previously used the rollover approach to quantifying a misstatement, whereby an error was evaluated for materiality in relation to its effect on the current-period income statement. Upon issuance of SAB 108, the Corporation now uses both the rollover and iron curtain approach to quantifying misstatements. The iron curtain approach considers the effects of correcting the portion of the current-period balance sheet misstatement that originated in prior years. Refer to Notes 2 and 3 for further discussion.

Principles of Consolidation and Basis of Presentation

The Corporation consolidates those entities in which it holds a controlling financial interest, which is typically measured as a majority of the outstanding common stock. However, in certain situations, a voting interest may not be indicative of control, and in those cases, control is measured by other factors. Variable interest entities (“VIE”), certain of which are also referred to as special-purpose entities (“SPE”), are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinate financial support from other parties. Under the provisions of FIN 46(R), a company is deemed to be the “primary beneficiary”, and thus required to consolidate a VIE, if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, that will receive a majority of the VIE’s expected residual returns, or both. A “variable interest” is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. “Expected losses” and “expected residual returns” are measures of variability in the expected cash flows of a VIE.

The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II (collectively, the “Trusts”), in June 2005 and September 2005, respectively. Both are wholly-owned business trusts. The Trusts are not consolidated by the Corporation because it is not the primary beneficiary. The sole assets of the Trusts are subordinated debentures of the Corporation (the “Notes”). The Trusts are 100 percent owned by the Corporation. The Notes are included in long-term debt in the consolidated balance sheet.

Business Combinations

Business combinations are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the statement of income from the date of acquisition. Refer to Note 4 for further discussion.

Discontinued Operations

On December 1, 2006, the Corporation completed the sale of Southeastern Employee Benefits Services (“SEBS”), its employee benefits administration business. Results for SEBS, the sole component of the Corporation’s Employee Benefits Administration Business, including the gain associated with its disposition, are reported as Discontinued Operations in the consolidated statements of income for all periods presented. Refer to Note 4 for further discussion.

Securities

The Corporation classifies securities as available-for-sale, held-to-maturity, or trading based on management’s intent at the date of purchase or securitization. At December 31, 2006, all of the Corporation’s securities are categorized as available-for-sale and, accordingly, are reported at fair value, based on quoted market prices, with any unrealized gains or losses, net of taxes, reflected as an element of accumulated other comprehensive income in shareholders’ equity. The Corporation intends to hold these available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, changes in the liquidity needs of the Bank, and other factors. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in noninterest income. The fair value of the securities is determined by a third party as of a date in close proximity to the end of the reporting period. The valuation is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available. Securities that the Corporation has the positive intent and ability to hold to maturity would be classified as held to maturity and reported at cost. At December 31, 2006, the Corporation held no securities in this category. As more fully discussed in Note 8, the Corporation had a nominal amount of trading assets at December 31, 2006, which are carried at fair value, and included in other assets on the consolidated balance sheet. Changes in their fair value are reflected in the statement of income. The fair value of trading account assets is based on quoted market prices.

Gains and losses on sales of securities are recognized when realized on the trade date on a specific-identification basis. Premiums and discounts are amortized or accreted into interest income using the level-yield method or a method that approximates the level-yield method.

Loans and Loans Held for Sale

Loans that the Corporation intends to hold for investment purposes are classified as portfolio loans. Portfolio loans are carried at the principal amount outstanding net of unearned income, unamortized premiums or discounts, deferred loan fees and costs, and acquisition fair value adjustments, if any. Loans that the Corporation has committed to sell or securitize are classified as loans held for sale. Loans held for sale are carried at the lower of the carrying amount or fair value applied on an aggregate basis. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations.

Conforming residential mortgage loans are typically classified as held for sale upon origination based upon management’s intent to generally sell all the production of these loans. Other types of loans may either be held for investment purposes, sold, or securitized. Loans originated for portfolio that are subsequently transferred to held for sale based on management’s decision to sell are transferred at the lower of cost or fair value. Write-downs of the loans’ carrying value attributable to credit quality are charged to the allowance for credit losses while write-downs attributable to interest rates are charged to noninterest income.

Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees are recognized as fee income when earned. The determination to discontinue the accrual of interest is based on a review of each loan. Generally, accrual of interest is discontinued on loans 90 days past due or when deemed not collectible in full as to principal or interest unless in management’s opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. When the ultimate collectibility of the principal balance of an impaired loan is in doubt, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are recorded as recoveries of any amounts previously charged off, and then to interest income to the extent any interest has been foregone.

The Corporation’s charge-off policy meets or exceeds regulatory minimums. Past-due status is based on contractual payment date. Losses on unsecured consumer debt are recognized at 90 days past due, compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with the Federal Financial Institutions Examination Council (FFIEC) guidelines. Losses on commercial loans are recognized promptly upon determination that all or a portion of any loan balance is uncollectible. Any deficiency that exists after liquidation of collateral will be taken as a charge-off. Subsequent payment received will be treated as a recovery when collected.

Allowance for Loan Losses

The Corporation uses the allowance method to provide for loan losses. Accordingly, all loan losses are charged to the allowance for loan losses and all recoveries are credited to it. The provision for loan losses is based on consideration of specific loans, past loan loss experience, and other factors, which in management’s judgment, deserve current recognition in estimating probable loan losses. Such other factors considered by management include the growth and composition of the loan portfolio and current economic conditions.

The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) 114, Accounting by Creditors for Impairment of a Loan. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due (interest as well as principal) according to the original contractual terms of the loan agreement. Factors that influence management’s judgment include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of loans of certain risk grades, and regulatory reports of examination. Specific reserves are determined on a loan-by-loan basis based on management’s best estimate the Corporation’s exposure, given the current payment status of the loan, the present value of expected payments, and the value of any underlying collateral.

Allowances for loan losses related to loans that are identified as impaired, in accordance with the impairment policy set forth above, are based on discounted cash flows using the loans’ initial interest rates, or the fair value of the collateral, if the loans are collateral dependent. Large groups of smaller-balance, homogenous loans that are collectively evaluated for impairment (residential mortgage, consumer installment, and certain commercial loans) are excluded from this impairment evaluation and their allowance is calculated in accordance with the allowance for loan losses policy discussed above.

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

Derivative Instruments

The Corporation enters into interest-rate swap agreements or other derivative transactions as business conditions warrant. As of December 31, 2006 and 2005, the Corporation had no interest-rate swap agreements or other derivative transactions outstanding. Interest-rate swap agreements provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in fair value resulting from market rate changes on designated hedged items. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The interest-rate swap agreements entered into by the Corporation in the past qualified for hedge accounting as fair value hedges.

Interest-rate swaps assist the Corporation’s Asset Liability Management (“ALM”) process. The Corporation’s interest rate risk management strategy may include the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate changes. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate liabilities are expected to substantially offset this unrealized appreciation or depreciation. Exposure to loss on these contracts will increase or decrease over their respective lives as interest rates fluctuate.

Loan Sales and Securitizations

The Corporation’s residential real estate production is primarily originated in accordance with underwriting standards set forth by the government-sponsored entities (GSEs) of the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (GNMA). The Corporation’s production is sold in the secondary mortgage market primarily to investors, principally other financial institutions. These loans are generally collateralized by one-to-four family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. First Charter originates residential real estate loans through financial centers located within the Corporation’s market, loan origination offices located in Asheville, North Carolina and Reston, Virginia, and through a correspondent network. Over the last three years, substantially all residential real estate loans originated by First Charter were sold in the secondary mortgage market servicing released. During 2006, $1.4 million of residential mortgage loans were sold with recourse. No loans were sold with recourse during 2005 or 2004.

The Corporation periodically securitizes mortgage loans held for sale and transfers them to securities available-for-sale. This is accomplished by exchanging loans for mortgage-backed securities issued primarily by Freddie Mac and Fannie Mae. Following the transfers, the securities are reported at estimated fair value based on quoted market prices, with unrealized gains and losses reflected in accumulated other comprehensive income, net of deferred income taxes. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions. The Corporation retains the mortgage servicing on the loans exchanged for securities. At December 31, 2006, the Corporation retained $42.1 million of securitized mortgage loans in its available-for-sale securities portfolio, compared to $49.1 million at December 31, 2005. There were no loan securitization transactions during 2006 or 2005.

Servicing Rights

The Corporation capitalizes servicing rights when loans are either securitized or sold and the loan servicing is retained. The cost of servicing rights is amortized in proportion to and over the estimated period of net servicing revenues. The amortization of servicing rights is recognized in the statement of income as an offset to other noninterest income.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization of premises and equipment are computed using the straight-line method over the estimated useful lives. Useful lives range from three to ten years for software, furniture and equipment, from fifteen to forty years for building improvements and buildings, and over the shorter of the estimated useful lives or the terms of the respective leases for leasehold improvements.

In the fourth quarter of 2005, the Corporation corrected the net book value of premises and equipment in the fixed asset records. The net amount of the correction was $1.4 million and was recognized as a reduction of occupancy and equipment expense on the consolidated statements of income.

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

Intangible assets, other than goodwill, are amortized on an accelerated or straight-line basis over the period benefited, which is generally less than fifteen years. They are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment. As of December 31, 2006, the Bank was the only reporting unit which carried goodwill on its balance sheet.

The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In 2006 and 2005, the Corporation was not required to perform the second step of the impairment test as the fair value of its reporting units exceeded the carrying amount.

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

Equity Method Investments

The Corporation’s equity method investments are principally investments in venture capital limited partnerships and small business investment companies.

The Corporation’s recognition of earnings or losses from an equity method investment is determined by the Corporation’s share of the investee’s earnings on a quarterly basis (or, in the case of some smaller investments, on an annual basis if there has been no significant change in values). The limited partnerships provide their financial information quarterly or annually, and the Corporation’s policy is to record its share of earnings or losses on these equity method investments in the quarter such financial information is received. The Corporation recognized gains from equity method investments of $4.0 million in 2006 and recognized losses of $271,000 and $349,000 in 2005 and 2004, respectively.

These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these limited partnerships invest. Most of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made by the management of the limited partnerships and are reviewed by the Corporation’s management for reasonableness. The assumptions in the valuation of these investments include the viability of the business model, the ability of the investee company to obtain alternative financing, the ability to generate revenues in future periods and other subjective factors. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be widely varying gains or losses on these equity method investments in future periods. At December 31, 2006 and 2005, the carrying value of the Corporation’s equity method investments was $5.3 million and $4.7 million, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options, restricted stock, and performance shares were issued. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented.

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	For the Calendar Year
	2006	2005	2004

Basic weighted-average number of common shares outstanding	31,525,366	30,457,573	29,859,683
Dilutive effect arising from potential common stock issuances	312,926	326,833	417,380

Diluted weighted-average number of common shares outstanding	31,838,292	30,784,406	30,277,063

The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share. These amounts were 255,000 shares, 1.1 million shares, and 720,000 shares for 2006, 2005, and 2004, respectively.

Dividends Per Share

Dividends declared by the Corporation were $0.775 per share, $0.76 per share, and $0.75 per share for 2006, 2005, and 2004, respectively.

Share-Based Payment

Compensation cost is recognized for stock option, restricted stock, and performance share awards issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used to estimate the fair value of restricted stock and performance share awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards, the restriction period for restricted stock awards, and the performance period for performance shares. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. When an award is granted to an employee who is eligible for retirement, the compensation cost of these awards is recognized over the period up to the date the employee first becomes eligible to retire. Compensation expense is recognized net of awards expected to be forfeited.

The Corporation adopted the fair value method of accounting for stock options effective January 1, 2006. Stock options granted prior to this date were accounted for under the recognition provisions of Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense was generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provision of SFAS 123R, Share-Based Payment, to all outstanding stock option awards in 2005 and 2004.

	For the Calendar Year
(Dollars in thousands, except per share data)	2005	2004

Net income, as reported	$25,311	$42,442
Add: Stock-based employee compensation expense included in reported net income	118	43
Add: Effect of change in prior-period forfeiture assumptions	932	—
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,733)	(1,821)

Pro forma net income	$24,628	$40,664

Net income per share
Basic - as reported	$0.83	$1.42
Basic - pro forma	0.81	1.36
Diluted - as reported	0.82	1.40
Diluted - pro forma	0.80	1.34

Average shares
Basic	30,457,573	29,859,683
Diluted	30,784,406	30,277,063

During 2005, the Corporation recognized a $932,000 adjustment to pro forma net income due to the impact of prior-period actual forfeitures differing from estimates.

2.	Recently Adopted Accounting Pronouncements

Share-Based Payment:  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment. SFAS 123(R) established new accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to nonemployees. In March 2005, the SEC issued SAB 107, which contains guidance on applying the requirements in SFAS 123(R). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS 123(R) is adopted. Effective January 1, 2006, the Corporation adopted the provisions of SFAS 123(R) using the modified prospective method of transition. This method requires the provisions of SFAS 123(R) to be applied to new awards and awards modified, repurchased, or cancelled after the effective date. SFAS 123(R) also requires compensation expense to be recognized net of awards expected to be forfeited.

The Corporation incurred $1.4 million of salaries and employee benefits expense in 2006 for stock options granted prior to 2006 as a result of the adoption of SFAS 123(R), including the effects of accelerating the vesting of all these pre-2006 stock options. In addition, the Corporation incurred $172,000 of salaries and employee benefits expense in 2006 for restricted stock awards made prior to 2006. During 2006, the Corporation granted an aggregate of 127,250 stock options and performance share awards, principally to executive officers, which resulted in $494,000 of salaries and employee benefits expense during 2006. In addition, the Corporation granted 193,792 shares of restricted stock to selected employees and directors, which resulted in $728,000 of salaries and employee benefits expense during 2006. Refer to Note 18 for further discussion.

Meaning of Other-Than-Temporary Impairment:  In November 2005, the FASB issued Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Refer to Note 7 for these disclosures. Management has applied the guidance in this FSP.

Accounting Changes and Error Corrections:  In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on financial condition, results of operations, or liquidity.

Conditional Asset Retirement Obligations:  In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Corporation adopted FIN 47 on December 31, 2005, with no material effect on its financial condition, results of operations, or liquidity.

Exchanges of Nonmonetary Assets:  In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, Accounting for Nonmonetary Transactions.  This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on financial condition, results of operations, or liquidity.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans:  In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires the Corporation to recognize the funded status of its pension and postretirement plans as either an asset or liability in its consolidated balance sheet. Unrecognized actuarial gains/losses, prior service costs, and transition obligations will be recognized as a component of accumulated other comprehensive income, net of tax. Additional disclosures will also be required about the amounts recognized in accumulated other comprehensive income, including the amounts expected to be reported within net pension costs within the next fiscal year. This statement also requires the Corporation to change the date used to measure its defined benefit pension and other postretirement obligations from October 31 to December 31. The recognition and disclosure provisions were effective for the 2006 year-end financial statements. The measurement date change will be effective for the Corporation’s financial statements as of December 31, 2008. The incremental pension cost recognized as a result of this change in measurement date will be recognized as an adjustment to retained earnings. The initial adoption of this statement did not have a material impact on financial position, results of operations, or liquidity.

Effects of Prior-Year Misstatements:  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is an amendment to Part 211 of Title 17 of the Code of Federal Regulations. SAB 108 provides guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. The bulletin recommends registrants quantify the effect of correcting all misstatements, including both the carryover and the reversing effects of prior-year misstatements, on the current-year financial statements. The application of the guidance is encouraged in any report for an interim period of the Corporation’s fiscal year ended December 31, 2006. Refer to Note 3 for further discussion.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes to and proposed effective dates of exposure drafts. Refer to the Recent Accounting Developments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the expected impact on the Corporation’s financial condition, results of operations, and liquidity of accounting pronouncements recently issued but not yet required to be adopted.

3.	Staff Accounting Bulletin 108

In September 2006, the SEC released SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 permits the Corporation to adjust for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented.

In December 2006, the Corporation adopted the provisions of SAB 108, which clarifies the way that a company should evaluate an identified unadjusted error for materiality. SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current-year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements — the “rollover” approach and the “iron curtain” approach. The rollover approach, which is the approach that the Corporation previously used, quantifies a misstatement based on the amount of the error originating in the current-year income statement. Thus, this approach ignores the effects of correcting the portion of the current-year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The iron curtain approach does not consider the correction of prior-year misstatements in the current year to be errors.

Using the rollover approach resulted in an accumulation of misstatements to the Corporation’s balance sheets that were deemed immaterial to the Corporation’s financial statements because the amounts that originated in each year were quantitatively and qualitatively immaterial. Evaluating these errors using the iron curtain approach resulted in material errors. Consequently, the Corporation elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted accounts as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of retained earnings in 2006. Accordingly, the Corporation has adjusted its opening retained earnings for fiscal 2006 and its financial results for each of the 2006 quarters for the items described below. The Corporation considers these adjustments to be immaterial to prior periods.

Mortgage Services Revenue.  The Corporation adjusted its opening retained earnings for 2006 and its financial results for each of the 2006 quarters to reflect the overaccrual of mortgage services revenue

($1.7 million pre-tax at January 1, 2006), which arose during the 2003 through 2006 years, due to estimating and accruing for gains on the sale of mortgage loans combined with not reconciling these estimates and accruals to cash received.

Accounts Payable.  The Corporation adjusted its opening retained earnings for 2006 and its financial results for each of the 2006 quarters to reflect the underaccrual of certain accounts payables ($1.7 million pre-tax at January 1, 2006), representing certain invoices received and paid subsequent to year end that were incurred in the prior reporting period. Although the Corporation conducts a thorough review process of outstanding obligations at each reporting period to determine proper accruals, certain accounts payable items had historically been expensed on a “cash basis” due to the relative dollar amount remaining constant between periods.

Salaries and Employee Benefits.  The Corporation also adjusted its opening retained earnings for 2006 and its financial results for each of the 2006 quarters for three compensation and benefits accruals. Such accruals related to (i) the underaccrual of unused vacation benefits ($156,000 pre-tax at January 1, 2006), representing up to a five-day carryover into the following year; (ii) the underaccrual of certain incentives for retail, commercial, and private banking personnel ($707,000 pre-tax at January 1, 2006), representing the historical expensing of these benefits on a “cash basis”; and (iii) the underaccrual of compensation expense for non-exempt employees ($342,000 pre-tax at January 1, 2006), representing compensation for a five-day lag between the last pay date and the accrual date for all employees. These three salaries and employee benefit expense items had historically been expensed on a “cash basis.”

The after-tax impact of each of the items noted above on fiscal 2006 opening shareholders’ equity, and on net income for each quarter of 2006 is presented below:

		Salaries &
	Mortgage	Employee	Accounts
(In thousands)	Services	Benefits	Payable	Total

Cumulative effect on shareholders’ equity as of December 31, 2005	$(1,000)	$(729)	$(1,016)	$(2,745)
Effect on:
Net income for the first quarter of 2006	(173)	(28)	—	(201)
Net income for the second quarter of 2006	(63)	(28)	—	(91)
Net income for the third quarter of 2006	(71)	(28)	—	(99)
Net income for the fourth quarter of 2006	(44)	(75)	—	(119)
Net income for the six months ended June 30, 2006	(236)	(56)	—	(292)
Net income for the nine months ended September 30, 2006	(307)	(84)	—	(391)
Net income for the year ended December 31, 2006	(351)	(159)	—	(510)

The aggregate impact of these adjustments is summarized below (dollars in thousands, except per share data):

As of and for the Three Months Ended	Before		As
March 31, 2006	Adjustment	Adjustment	Adjusted

Other assets	$161,878	$(1,939)	$159,939
Other liabilities	45,599	1,007	46,606
Shareholders’ equity	333,627	(2,946)	330,681
Mortgage services revenue	808	(285)	523
Total noninterest income	17,276	(285)	16,991
Salaries and employee benefits expense	17,154	46	17,200
Total noninterest expense	30,695	46	30,741
Total income tax expense	5,856	(130)	5,726
Net income	11,444	(201)	11,243
Diluted earnings per share	0.37	(0.01)	0.36

As of and for the Three Months Ended	Before		As
June 30, 2006	Adjustment	Adjustment	Adjusted

Other assets	$167,149	$(2,043)	$165,106
Other liabilities	41,830	994	42,824
Shareholders’ equity	336,935	(3,037)	333,898
Mortgage services revenue	916	(104)	812
Total noninterest income	16,396	(104)	16,292
Salaries and employee benefits expense	16,297	46	16,343
Total noninterest expense	30,642	46	30,688
Total income tax expense	6,025	(59)	5,966
Net income	11,546	(91)	11,455
Diluted earnings per share	0.37	—	0.37

As of and for the Three Months Ended	Before		As
September 30, 2006	Adjustment	Adjustment	Adjusted

Other assets	$170,851	$(2,161)	$168,690
Other liabilities	45,442	975	46,417
Shareholders’ equity	352,574	(3,136)	349,438
Mortgage services revenue	902	(118)	784
Total noninterest income	17,125	(118)	17,007
Salaries and employee benefits expense	16,020	46	16,066
Total noninterest expense	29,609	46	29,655
Total income tax expense	6,288	(65)	6,223
Net income	12,781	(99)	12,682
Diluted earnings per share	0.41	(0.01)	0.40

As of and for the Three Months Ended	Before		As
December 31, 2006	Adjustment	Adjustment	Adjusted

Other assets	$190,674	$(2,234)	$188,440
Other liabilities	61,508	1,021	62,529
Shareholders’ equity	450,617	(3,255)	447,362
Mortgage services revenue	1,016	(73)	943
Total noninterest income	17,461	(73)	17,388
Salaries and employee benefits expense	19,504	124	19,628
Total noninterest expense	33,729	124	33,853
Total income tax expense	6,927	(78)	6,849
Net income	12,134	(119)	12,015
Diluted earnings per share	0.36	—	0.36

4.	Acquisitions and Divestitures

GBC Bancorp, Inc.  On November 1, 2006, the Corporation completed its acquisition of GBC Bancorp, Inc. (“GBC”), parent of Gwinnett Bank, headquartered in Lawrenceville, Georgia (the “Merger”’). At that date, GBC operated two financial centers in the Atlanta, Georgia, metropolitan area.

The Corporation believes that the Merger will further the strategic plan of the Bank to be a leading regional financial services company delivering community banking services in the established and growing markets along the I-85 and I-40 corridors in North Carolina, South Carolina, Georgia and Virginia. The Corporation believes that the consummation of the Merger presents a unique opportunity for the Bank to broaden its geographic market area by expanding its franchise and banking operations into the greater metropolitan Atlanta area, which it believes is an attractive market area. The acquisition of GBC also is expected to benefit the Bank by allowing it to spread its credit risk over multiple market areas and states and to provide access to another large market area as a source for core deposits.

As a result of the Merger, each outstanding share of GBC common stock was converted into the right to receive, at the election of the holder of the GBC share, $47.74 in cash, 1.989 shares of the Corporation’s common stock, or a combination of cash and common stock. All elections by GBC shareholders were subject to the allocation and proration procedures described in the Merger Agreement. These procedures were intended to ensure that 70% of the outstanding shares of GBC common stock were converted into the right to receive the Corporation’s common stock and that the remaining GBC shares were converted into the right to receive cash. The aggregate consideration paid in the Merger consisted of $30.6 million in cash and 2,974,798 shares of the Corporation’s common stock valued at $72.6 million on November 1, 2006, representing a total transaction cost of $103.2 million. The assets and liabilities of GBC were recorded on the Corporation’s balance sheet at their estimated fair values as of the acquisition date, and their results of operations were included in the consolidated statements of income from that date forward.

The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocations, and resulting goodwill for GBC whose purchase price allocations are still being finalized.

Purchase Price and Goodwill

November 1
(In thousands)	2006

Purchase price	$103,221
Capitalized merger costs	1,211
Carrying value of net assets acquired	39,869

Excess of purchase price over capitalized merger costs and carrying value of net assets acquired	64,563
Purchase accounting adjustments:
Securities	241
Loans	643
Deferred taxes	794

Subtotal	1,678

Core deposit intangibles	(3,091)
Servicing rights	(1,186)

Goodwill	$61,964

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Corporation is in the process of finalizing the valuations of certain assets and liabilities, including intangible assets; thus, the allocation of the purchase price is subject to refinement.

Statement of Net Assets Acquired at Fair Value

November 1
(In thousands)	2006

Assets
Cash and cash equivalents	$21,428
Securities	32,543
Loans, net of allowance for loan losses of $4,211	331,806
Premises and other equipment	3,371
Goodwill and other intangibles	66,241
Other assets	15,641

Total assets	471,030
Liabilities
Deposits	357,287
Other liabilities	9,311

Total liabilities	366,598

Fair value of net assets acquired	$104,432

Pro Forma Consolidated Condensed Statements of Income (Unaudited).  The pro forma consolidated condensed statements of income for 2006 and 2005 are presented below. The unaudited pro forma information presented below is not necessarily indicative of the results of operations that would have resulted had the merger been completed at the beginning of the applicable periods presented, nor is it necessarily indicative of the results of operations in future periods.

All purchase accounting adjustments are still in the process of being finalized. The pro forma purchase accounting adjustments related to securities, loans, and deposits are being accreted or amortized into interest income or expense using methods which approximate a level yield over their respective estimated lives. Interest expense also includes an estimated funding cost of 5.57 percent related to an assumed $30.6 million merger-related debt. Purchase accounting adjustments related to the servicing right established on SBA loans are being amortized into noninterest income over the respective estimated lives of the serviced loans using an accelerated method. Purchase accounting adjustments related to the core deposit base intangible are being amortized into noninterest expense over their respective estimated lives using an accelerated method.

Pro Forma Consolidated Condensed Statements of Income

	For the Calendar Year 2006
	First Charter	GBC	Pro Forma	Pro Forma
(In thousands)	Corporation (1)	Bancorp. Inc. (2)	Adjustments	Combined

Interest income	$264,929	$26,549	$759	$292,237
Interest expense	131,219	12,495	1,420	145,134

Net interest income	133,710	14,054	(661)	147,103
Provision for loan losses	5,290	573	—	5,863

Net interest income after provision for loan losses	128,420	13,481	(661)	141,240
Noninterest income	67,678	4,405	(247)	71,836
Noninterest expense	124,937	13,265	1,001	139,203

Income from continuing operations before income tax expense	71,161	4,621	(1,909)	73,873
Income tax expense	23,799	2,387	(754)	25,432

Income from continuing operations, net of tax	47,362	2,234	(1,155)	48,441
Income (loss) from discontinued operations, net of tax	33	—	—	33

Net income	$47,395	$2,234	$(1,155)	$48,474

Net income per common share
Basic	$1.50	$1.14	$—	$1.43
Diluted	$1.49	$1.09	$—	$1.42
Average common shares outstanding
Basic	31,525,366	1,964,084	314,744	33,804,194
Diluted	31,838,292	2,055,672	223,156	34,117,120

(1)	Includes First Charter Corporation for the full-year 2006 and GBC Bancorp, Inc. for the two months ended December 31, 2006.

(2)	Includes GBC Bancorp, Inc. for the ten months ended October 31, 2006.

	For the Calendar Year 2005

	First Charter	GBC	Pro Forma	Pro Forma
(In thousands)	Corporation	Bancorp, Inc.	Adjustments	Combined

Net interest income	$224,605	$25,192	$910	$250,707
Interest expense	99,722	9,324	1,704	110,750

Net interest income	124,883	15,868	(794)	139,957
Provision for loan losses	9,343	853	—	10,196

Net interest income after provision for loan losses	115,540	15,015	(794)	129,761
Noninterest income	46,738	2,983	(296)	49,425
Noninterest expense	127,971	8,356	1,202	137,529

Income from continuing operations before income tax expense	34,307	9,642	(2,292)	41,657
Income tax expense	9,132	3,441	(905)	11,668

Income from continuing operations, net of tax	25,175	6,201	(1,387)	29,989
Income (loss) from discontinued operations, net of tax	136	—	—	136

Net income	$25,311	$6,201	$(1,387)	$30,125

Net income per common share
Basic	$0.83	$3.54	$—	$.90
Diluted	$0.82	$3.17	$—	$.89
Average common shares outstanding
Basic	30,457,573	1,753,453	1,194,538	33,405,564
Diluted	30,784,406	1,953,677	994,314	33,732,397

In connection with the Merger, the Corporation incurred direct costs of $1.2 million that were capitalized as part of the purchase transaction. These costs were attributable as follows: attorneys — $523,000, investment banking — $403,000, regulatory and filing costs — $99,000, accounting fees — $101,000, technology — $60,000, and other professional fees — $25,000.

Merger costs charged to expense during 2006 were $302,000, of which $265,000 was attributable to severance and other compensation-related bonuses for certain employees to remain with Gwinnett Bank for a period of transition following the Merger. The remaining costs were for various professional fees.

Substantially none of the goodwill established in conjunction with the Merger is tax deductible; however, deferred income tax liabilities were recorded on the core deposit intangibles and servicing rights. The deferred income tax liabilities will be reflected as an income tax benefit in the consolidated statements of income in proportion to and over the amortization period of the related core deposit intangibles and servicing rights.

Insurance Agencies.  In 2004, the Corporation, through a subsidiary of the Bank, acquired Smith & Associates Insurance Services, Inc. This acquisition was recorded using the purchase accounting method. The purchase price delivered at closing consisted of 27,726 shares of the Corporation’s common stock valued at $750,000. During 2006 and 2005, the Corporation issued 14,463 additional shares, valued at $362,000, and 3,117 additional shares, valued at $84,000, related to this acquisition, respectively. The Corporation presently expects the value of future issuances, if earned, to total approximately $500,000.

In July and October of 2003, the Corporation, through a subsidiary of the Bank, acquired Piedmont Insurance Agency, Inc. and Robertson Insurance Agency, Inc., respectively. These acquisitions were recorded using the purchase accounting method. The initial purchase price for both agencies totaled $1.1 million in cash. The purchase agreements also contemplate additional cash payments based on the post-closing performance of the acquired businesses. Based on this agreement and the performance of the businesses, the Corporation paid $356,000, $371,000, and $415,000 during 2006, 2005, and 2004, respectively. There will be no additional consideration paid related to these transactions. Pro forma financial information reflecting the effect of these acquisitions on periods prior to the combination is not considered material.

Sale of Employee Benefits Administration Business.  On December 1, 2006, the Corporation completed the sale of Southeastern Employee Benefits Services (“SEBS”), its employee benefits administration business to an independent third-party benefits administrator for $3.1 million in cash. The transaction resulted in a pre-tax gain of $962,000. Income tax expense attributable to the gain was $951,000, as $1.4 million of goodwill and certain of the intangible assets was nondeductible.

In connection with this sale, the Corporation and the purchaser entered into a three-year agreement under which the Corporation will continue to use the purchaser as the strategic record-keeping partner for its wealth management clients and the administration of certain of the Corporation’s employee benefits plans.

Results for SEBS, the sole component of the Corporation’s Employee Benefits Administration Business, including the gain, are reported as Discontinued Operations for all periods presented.

A condensed summary of the assets and liabilities of discontinued operations as of November 30, 2006, follows:

November 30
(In thousands)	2006

Goodwill and other intangible assets	$1,849
Other assets	325

Total assets of discontinued operations	$2,174

Other operating liabilities	$409
Liabilities incurred in connection with sale	373

Total liabilities of discontinued operations	$782

Condensed financial results for discontinued operations follow.

	For the Calendar Year

(In thousands)	2006(1)	2005	2004

Noninterest income	$3,012	$3,475	$3,858
Noninterest expense	2,976	3,251	3,521

Income from discontinued operations before tax	36	224	337
Gain on sale	962	—	—
Income tax expense	965	88	133

Income from discontinued operations, after tax	$33	$136	$204

(1)	Includes the results of SEBS for the eleven months ended November 30, 2006.

5.	Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	December 31

	2006			2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets from continuing operations:
Core deposits	$3,091	$200	$2,891	$—	$—	$—
Noncompete agreements	90	63	27	90	33	57
Customer lists	2,359	1,177	1,182	1,940	752	1,188

Total from continuing operations	5,540	1,440	4,100	2,030	785	1,245
Amortized intangible assets from discontinued operations	—	—	—	1,114	372	742

Total	$5,540	$1,440	$4,100	$3,144	$1,157	$1,987

Unamortized intangible assets:
Goodwill from continuing operations	80,968	—	80,968	18,635	—	18,635
Goodwill of discontinued operations	—	—	—	1,275	—	1,275

Total	$80,968	$—	$80,968	$19,910	$—	$19,910

Core deposit intangibles of $3.1 million were capitalized in connection with the GBC acquisition on November 1, 2006. Amortization expense of the core deposit intangibles was $200,000 for 2006. Refer to Note 4 for further discussion. The core deposit intangible is expected to be amortized into noninterest expense over a weighted-average period of 1.7 years.

The gross carrying amount of customer lists from continuing operations increased to $2.4 million at December 31, 2006, from $1.9 million at December 31, 2005. The increase was due to the previously mentioned final performance payments of $240,000 made in connection with the performance of Piedmont Insurance Agency, Inc. and Robertson Insurance Agency, Inc. to be amortized over the remaining estimated useful life of four years. In addition, the Corporation issued shares, valued at $179,000 to Smith & Associates Insurance Services, Inc., as contingent consideration based on performance for the period December 1, 2004, through November 30, 2005, to be amortized over seven years.

The gross carrying amount of goodwill from continuing operations increased $62.3 million to $81.0 million at December 31, 2006, from $18.6 million at December 31, 2005, primarily due to $62.0 million related to the acquisition of GBC Bancorp, Inc. on November 1, 2006, and $370,000 related to the final contractual payments made in connection with the performance of Piedmont Insurance Agency, Inc. and contingent consideration related to the acquisition of Smith & Associates Insurance Services, Inc. There was no impairment of goodwill for 2006, 2005, or 2004.

On December 1, 2006, the Corporation completed the sale of SEBS, its third-party benefits administrator. Refer to Note 4 for further discussion. At the time of sale, intangible assets, principally customer lists, of $574,000 and goodwill of $1.3 million were attributable to this divested business and were written off against the gain on sale.

Amortization expense from continuing and discontinued operations follows:

	For the Calendar Year

(In thousands)	2006	2005	2004

Continuing operations	$654	$378	$316
Discontinued operations	169	160	145

Total intangibles amortization expense	$823	$538	$461

Expected future amortization expense for intangible assets follows:

	Core	Noncompete	Customer
(In thousands)	Deposits	Agreements	Lists	Total

2007	$1,120	$27	$421	$1,568
2008	691	—	313	1,004
2009	567	—	204	771
2010	393	—	100	493
2011	120	—	58	178
2012 and after	—	—	86	86

Total intangibles amortization	$2,891	$27	$1,182	$4,100

6.	Comprehensive Income

Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available-for-sale securities.

The Corporation’s total comprehensive income for 2006, 2005, and 2004 was $52.7 million, $18.9 million, and $31.4 million, respectively. Information concerning the Corporation’s other comprehensive income is as follows:

	Pre-tax	Tax Expense	After-tax
(In thousands)	Amount	(Benefit)	Amount

2006
Comprehensive income
Net income	$72,159	$24,764	$47,395
Other comprehensive income:
Unrealized losses on available-for-sale securities:
Net unrealized gains	2,997	1,187	1,810
Reclassification adjustment for losses included in net income	(5,828)	(2,301)	(3,527)

Other comprehensive income	8,825	3,488	5,337

Total comprehensive income	$80,984	$28,252	$52,732

Accumulated other comprehensive loss at January 1, 2006	$(18,599)	$(7,344)	$(11,255)
Other comprehensive income	8,825	3,488	5,337

Accumulated other comprehensive loss at December 31, 2006	$(9,774)	$(3,856)	$(5,918)

	Pre-tax	Tax Expense	After-tax
(In thousands)	Amount	(Benefit)	Amount

2005
Comprehensive income
Net income	$34,531	$9,220	$25,311
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Net unrealized losses	(27,318)	(10,886)	(16,432)
Reclassification adjustment for losses included in net income	(16,690)	(6,651)	(10,039)

Other comprehensive loss	(10,628)	(4,235)	(6,393)

Total comprehensive income	$23,903	$4,985	$18,918

Accumulated other comprehensive loss at January 1, 2005	$(7,971)	$(3,109)	$(4,862)
Other comprehensive loss	(10,628)	(4,235)	(6,393)

Accumulated other comprehensive loss at December 31, 2005	$(18,599)	$(7,344)	$(11,255)

	Pre-tax	Tax Expense	After-tax
(In thousands)	Amount	(Benefit)	Amount

2004
Comprehensive income
Net income	$64,464	$22,022	$42,442
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Net unrealized losses	(15,685)	(6,116)	(9,569)
Reclassification adjustment for gains included in net income	2,383	929	1,454

Other comprehensive loss	(18,068)	(7,045)	(11,023)

Total comprehensive income	$46,396	$14,977	$31,419

Accumulated other comprehensive income at January 1, 2004	$10,097	$3,936	$6,161
Other comprehensive loss	(18,068)	(7,045)	(11,023)

Accumulated other comprehensive loss at December 31, 2004	$(7,971)	$(3,109)	$(4,862)

7.	Securities Available-for-Sale

Securities available-for-sale are summarized as follows:

	December 31, 2006

	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government agency obligations	$278,106	$358	$3,070	$275,394
Mortgage-backed securities	419,824	768	8,572	412,020
State, county, and municipal obligations	102,221	745	364	102,602
Asset-backed securities	65,141	11	37	65,115
Equity securities	50,897	387	—	51,284

Total securities	$916,189	$2,269	$12,043	$906,415

	December 31, 2005

	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government obligations	$14,905	$—	$27	$14,878
U.S. government agency obligations	327,418	21	7,032	320,407
Mortgage-backed securities	417,891	335	12,776	405,450
State, county, and municipal obligations	108,298	1,125	427	108,996
Asset-backed securities	5,000	—	6	4,994
Equity securities	44,198	188	—	44,386

Total securities	$917,710	$1,669	$20,268	$899,111

The contractual maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation’s securities portfolio at December 31, 2006, are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

			Due after 1		Due after 5
	Due in 1 Year		through 5		through 10		Due after
	or less		years		years		10 years		Total

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Fair value of securities available for sale
U.S. government agency obligations	$169,748	3.28%	$97,875	4.42%	$7,771	5.52%	$—	—%	$275,394	3.75%
Mortgage-backed securities(1)	—	—	270,912	4.58	132,958	5.37	8,150	5.74	412,020	4.86
State and municipal obligations(2)	19,539	7.28	38,114	5.91	9,968	5.52	34,981	5.95	102,602	6.15
Asset-backed securities	—	—	14,750	8.11	20,000	6.71	30,365	7.37	65,115	7.34
Equity securities(3)	—	—	—	—	—	—	51,284	6.08	51,284	6.08

Total	$189,287	3.69%	$421,651	4.79%	$170,697	5.54%	$124,780	6.34%	$906,415	4.91%

Amortized cost of securities available for sale	$190,807		$429,134		$171,844		$124,404		$916,189

(1)	Maturities estimated based on average life of security.
(2)	Yields on tax-exempt securities are calculated on a tax-equivalent basis using the marginal Federal income tax rate of 35 percent.

(3)	Although equity securities have no stated maturity, they are presented for illustrative purposes only. The 6.08% yield represents the expected dividend yield to be earned on equity securities, principally investments in Federal Home Loan Bank of Atlanta and Federal Reserve Bank stock.

Securities with an aggregate carrying value of $632.9 million and $557.1 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank (“FHLB”) borrowings.

Gross gains and losses recognized on the sale of securities are summarized as follows:

	For the Calendar Year

(In thousands)	2006	2005	2004

Gross gains	$32	$1,225	$3,447
Gross losses	(5,860)	(17,915)	(1,064)

Net gains (losses)	$(5,828)	$(16,690)	$2,383

At December 31, 2006 and 2005, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $44.3 million and $37.5 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are redeemable at par value from the FHLB. In addition, the Bank owned Federal Reserve Bank stock with a cost basis (par value) of $5.6 million at December 31, 2006 and 2005, which is also included in equity securities.

There were no write-downs for other-than-temporary declines in the fair value of debt and equity securities in 2006, 2005, or 2004.

As of December 31, 2006, there were no issues of securities available-for-sale (excluding U.S. government agency obligations), which had carrying values that exceeded 10 percent of shareholders’ equity of the Corporation.

U.S. government agency obligations of $238.0 million were considered temporarily impaired at December 31, 2006. U.S. government agency obligations are interest-bearing debt securities of U.S. government agencies (i.e., FNMA and FHLMC). At December 31, 2006, mortgage-backed securities of $311.4 million were considered temporarily impaired. The Corporation’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. State, county, and municipal obligations of $18.2 million were considered temporarily impaired at December 31, 2006. Asset-backed securities of $17.4 million were considered temporarily impaired at December 31, 2006. These obligations are collateralized debt obligations, representing securitizations of financial company capital securities.

The unrealized losses at December 31, 2006, shown in the following table resulted primarily from an increase in rates across the yield curve.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

AAA/AA-RATED SECURITIES
U.S. government agency obligations	$982	$74	$236,996	$2,996	$237,978	$3,070
Mortgage-backed securities	65,082	200	246,337	8,372	311,419	8,572
State, county, and municipal obligations	1,008	4	17,189	360	18,197	364

Total AAA/AA-rated securities	67,072	278	500,522	11,728	567,594	12,006

A/BBB-RATED SECURITIES
Asset-backed securities	17,376	37	—	—	17,376	37

Total A/BBB-rated securities	17,376	37	—	—	17,376	37

Total temporarily impaired securities	$84,448	$315	$500,522	$11,728	$584,970	$12,043

At December 31, 2006, investments in a gross unrealized loss position included 23 U.S. agency securities, 41 mortgage-backed securities, 17 municipal obligations, and two other asset-backed securities. The unrealized losses associated with these securities were not considered to be other-than-temporary, because they were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or the issuer. In addition, investments that have been in an unrealized loss position for longer than one year have an external credit rating of AAA by Standard & Poors. At December 31, 2006, the Corporation had the ability and the intent to hold these investments to recovery of fair market value.

8.	Trading Activity

The Corporation records the write-up or write-down in the market value of the First Charter Option Plan Trust (the “OPT Plan”) as a trading gain or loss. The OPT Plan is a tax-deferred capital accumulation plan. For more information concerning the OPT Plan, see Note 17. In addition, the Corporation has engaged in writing over-the-counter covered call options on specific fixed-income securities in the available-for-sale portfolio. Under these agreements, the Corporation agrees to sell, upon election by the option holder, a fixed-income security at a fixed price. The Corporation receives a premium from the option holder in exchange for writing the option contract. The Corporation recognized income, primarily from the mark to market of the investments in the OPT Plan, of $41,000, $51,000, and $163,000 for 2006, 2005, and 2004, respectively. There were no written covered call options outstanding at December 31, 2006 and 2005, or at any time during those years.

9.	Derivatives

In prior periods, the Corporation accounted for interest-rate swaps as a hedge of the fair value of the designated FHLB advances. At December 31, 2006 and 2005, the Corporation was not a party to any interest-rate swap agreements. In the fourth quarter of 2005, the Corporation extinguished its FHLB advances, which had related interest-rate swaps as hedges. The Corporation incurred a pre-tax loss of $7.8 million on the extinguishment of the related interest-rate swaps. For 2005 and 2004, the Corporation recognized a net gain of $5,000 and $69,000, respectively, for the ineffective portion of the interest-rate swaps.

10.	Loans

The Bank primarily makes commercial and installment loans to customers throughout its market areas. The Corporation’s primary market area includes the states of North Carolina, South Carolina, and Georgia, and predominately centers on the Metro regions of Charlotte and Raleigh, North Carolina, and Atlanta, Georgia. The real estate loan portfolio can be affected by the condition of the local real estate markets. At December 31, 2006, the majority of the total loan portfolio was to borrowers within this region. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial bases in the regions.

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

Loans are categorized as follows:

	December 31
	2006		2005

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$1,034,330	29.7%	$780,597	26.5%
Commercial non real estate	301,958	8.7	233,409	7.9
Construction	793,294	22.8	517,392	17.6
Mortgage	618,142	17.7	660,720	22.4
Home equity	447,849	12.8	495,181	16.8
Consumer	289,493	8.3	258,619	8.8

Total portfolio loans	$3,485,066	100.0%	$2,945,918	100.0%

Loans held for sale consist primarily of 15- and 30-year mortgages which the Corporation intends to sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or market, and at December 31, 2006, no valuation allowance was recorded. Loans held for sale were $12.3 million and $6.4 million at December 31, 2006 and 2005, respectively.

The table below summarizes the Corporation’s nonperforming assets.

	December 31
(In thousands)	2006	2005

Nonaccrual loans	$8,200	$10,811
Loans 90 days or more past due and accruing interest	—	—

Total nonperforming loans	8,200	10,811
Other real estate	6,477	5,124

Total nonperforming assets	$14,677	$15,935

At December 31, 2006 and 2005, nonaccrual loans amounted to $8.2 million and $10.8 million, respectively. In 2006, 2005, and 2004, gross interest income of $639,000, $784,000, and $1.1 million, respectively, would have been recorded if all nonaccrual loans had been performing in accordance with their original terms and if they had been outstanding throughout the entire period, or since origination if held for part of the period. Interest collected on these loans and included in interest income in 2006, 2005, and 2004 amounted to $381,000, $107,000, and $278,000, respectively.

At December 31, 2006 and 2005, impaired loans amounted to $1.0 million and $8.2 million, respectively. Included in the allowance for loan losses was $282,000 related to $1.0 million of impaired loans at December 31, 2006. Of the $8.2 million of impaired loans at December 31, 2005, $4.3 million were on nonaccrual status and had specific reserves of $578,000, and $3.9 million were accruing and had specific reserves of $659,000. In 2006, 2005, and 2004, the average recorded investment in impaired loans was $2.2 million, $9.6 million, and $11.3 million, respectively. In 2006, 2005, and 2004, $35,000, $195,000, and $127,000, respectively, of interest income was recognized on loans while they were impaired. This income was recognized using the cash-basis method of accounting.

The following is a reconciliation of loans outstanding to executive officers, directors, and their associates:

(In thousands)	2006

Balance at December 31, 2005	$1,746
New loans	77
Principal repayments	(884)
Director and officer changes	(305)

Balance at December 31, 2006	$634

In the opinion of management, these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Such loans, in the opinion of management, do not involve more than the normal risks of collectibility.

11.	Allowance for Loan Losses

The following is a summary of the changes in the allowance for loan losses:

	For the Calendar Year
(In thousands)	2006	2005	2004

Balance at beginning of period	$28,725	$26,872	$25,607
Allowance related to acquired company	4,211	—	—
Provision for loan losses	5,290	9,343	8,425
Allowance related to loans sold	—	—	(584)
Charge-offs	(4,578)	(8,652)	(8,552)
Recoveries	1,318	1,162	1,976

Net charge-offs	(3,260)	(7,490)	(6,576)

Balance at end of period	$34,966	$28,725	$26,872

12.	Servicing Rights

As of December 31, 2006, the Corporation serviced $212.5 million of mortgage loans for other parties. The carrying value and aggregate estimated fair value of mortgage servicing rights (“MSR”) at December 31, 2006 was $756,000 and $2.1 million, respectively, compared to a carrying value and estimated fair value of $1.1 million and $2.2 million, respectively, at December 31, 2005.

In conjunction with the Corporation’s acquisition of GBC Bancorp, Inc. and its primary banking subsidiary, Gwinnett Bank, on November 1, 2006, the Corporation capitalized $1.2 million in servicing rights on Small Business Administration (“SBA”) loans originated, sold, and serviced by Gwinnett Bank. Amortization expense included above for the two-months ended December 31, 2006, was $49,000. As of December 31, 2006, the Corporation serviced $40.7 million of SBA loans for other parties, and the carrying value of the SBA loan servicing rights (“SSR”) was $1.1 million.

Servicing rights are periodically evaluated for impairment based on their fair value. Prior to January 1, 2005, impairment was deemed a permanent write-down and recognized through the statement of income. Beginning on January 1, 2005, impairment was recognized through a valuation allowance. Fair value is estimated based on market prices for similar assets and on the discounted estimated present value of future net cash flows based on market consensus loan prepayment estimates, historical prepayment rates, interest rates, and other economic factors. For purposes of impairment evaluation, the servicing assets are stratified based on predominant risk characteristics of the underlying loans, including loan type (conventional or government) and note rate. The Corporation had no write-downs related to its mortgage servicing rights for 2006 or 2005. Write-downs of servicing rights were $30,000 for 2004.

The following is an analysis of capitalized servicing rights included in other assets in the consolidated balance sheets:

	2006		2005		2004

(In thousands)	MSR	SSR	MSR	SSR	MSR	SSR

Balance, January 1	$1,133	$—	$1,647	$—	$2,106	$—
Servicing rights capitalized or acquired	—	1,186	—	—	474	—
Amortization expense	(377)	(49)	(514)	—	(903)	—
Write-downs	—	—	—	—	(30)	—
Valuation allowance	—	—	—	—	—	—

Balance, December 31	$756	$1,137	$1,133	$—	$1,647	$—

Assumptions used to value the MSR included an average conditional prepayment rate (“CPR”) of 16.1 percent, an average discount rate of 12.3 percent, and a weighted-average life of 3.6 years. An increase in the prepayment speeds of 10 percent and 20 percent may result in a decline in fair value of $89,000 and $171,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $57,000 and $110,000, respectively. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which may magnify or counteract the sensitivities.

Assumptions used to value the SSR included a CPR of 10.0 percent, a discount rate of 11.0 percent, and a weighted-average life of 5.2 years. An increase in the prepayment speeds of 10 percent and 20 percent may result in a decline in fair value of $29,000 and $56,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $27,000 and $53,000, respectively.

The MSR and SSR are expected to be amortized against other noninterest income over a weighted-average period of 3.3 years. Expected future amortization expense for these capitalized servicing rights follows:

(In thousands)	MSR	SSR	Total

2007	$165	$292	$457
2008	135	261	396
2009	111	227	338
2010	92	186	278
2011	74	130	204
2012 and after	179	41	220

Total amortization	$756	$1,137	$1,893

13.	Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
(In thousands)	2006	2005

Land	$24,467	$23,817
Buildings	78,887	73,954
Furniture and equipment	58,077	53,281
Leasehold improvements	11,121	10,446
Construction in progress	2,247	2,023

Total premises and equipment	174,799	163,521
Less accumulated depreciation and amortization	63,211	56,748

Premises and equipment, net	$111,588	$106,773

In the fourth quarter of 2005, the Corporation corrected the net book value of premises and equipment to reflect the value of the assets in the fixed asset records. The net amount of the correction was $1.4 million and was recognized as a current period reduction of occupancy and equipment expense on the consolidated statements of income.

14.	Deposits

A summary of deposit balances follows:

	December 31
(In thousands)	2006	2005

Noninterest bearing demand	$454,975	$429,758
Interest bearing demand	420,774	368,291
Money market accounts	620,699	559,865
Savings deposits	111,047	119,824
Certificates of deposit	1,223,252	916,569
Brokered certificates of deposit	417,381	405,172

Total deposits	$3,248,128	$2,799,479

At December 31, 2006, the aggregate amount of certificates of deposit with denominations of $100,000 or more was $965.5 million, with $335.9 million maturing within three months, $326.9 million maturing within three to six months, $220.2 million maturing within six to twelve months, and $82.5 million maturing after twelve months.

At December 31, 2006, the scheduled maturities of all certificates of deposit, including brokered certificates of deposit, are as follows:

	December 31
(In thousands)	2006	2005

2006	$—	$1,068,923
2007	1,477,900	194,581
2008	134,368	43,685
2009	15,100	8,472
2010	7,309	6,041
2011	5,923	39
2012 and after	33	—

Total certificates of deposit	$1,640,633	$1,321,741

15.	Other Borrowings

The following is a schedule of other borrowings as of December 31:

	2006		2005

		Weighted-		Weighted-
		Average		Average
		Contractual		Contractual
(In thousands)	Balance	Rate	Balance	Rate

Federal funds purchased and securities sold under agreements to repurchase	$201,713	4.60%	$312,283	3.01%
Commercial paper	38,191	2.72	58,432	1.79
Other short-term borrowings	371,000	5.35	140,000	4.39
Long-term debt	487,794	4.79	557,859	3.84

Total other borrowings	$1,098,698	4.87%	$1,068,574	3.56%

Securities sold under agreements to repurchase represent short-term borrowings by the banking subsidiaries with maturities less than one year collateralized by a portion of the Corporation’s securities of the United States government or its agencies, which have been delivered to a third party custodian for safekeeping. Securities with an aggregate carrying value of $112.6 million and $262.7 million at December 31, 2006 and 2005, respectively, were pledged to secure securities sold under agreements to repurchase.

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the banking subsidiaries. At December 31, 2006, the Corporation’s banking subsidiaries had federal funds back-up lines of credit totaling $188.2 million with $41.5 million outstanding.

First Charter Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial clients. Commercial paper outstanding at December 31, 2006 was $38.2 million, compared to $58.4 million at December 31, 2005.

Other short-term borrowings consists of the FHLB borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At December 31, 2006, the Bank had $371.0 million of short-term FHLB borrowings, compared to $140.0 million at December 31, 2005.

Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At December 31, 2006, the Bank had $425.9 million of long-term FHLB borrowings, compared to $496.0 million at December 31, 2005. In addition, the Corporation had $61.9 million of subordinated debentures at December 31, 2006 and 2005.

The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II (the “Trusts”), in June 2005 and September 2005, respectively; both are wholly-owned business trusts. First Charter Capital Trust I and First Charter Capital Trust II issued $35 million and $25 million, respectively, of trust preferred securities that were sold to third parties. The proceeds of the sale of the trust preferred securities were used to purchase subordinated debentures (the “Notes”) from the Corporation, which are presented as long-term borrowings in the consolidated balance sheet and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

The following is a summary of the Trusts’ outstanding trust preferred securities and the Corporation’s Notes at December 31, 2006.

(Dollars in thousands)

		Aggregate
		Principal
		Amount of	Aggregate
		Trust	Principal	Stated		Interest
		Preferred	Amount of	Maturity of	Per Annum Interest Rate	Payment
Issuer	Issuance Date	Securities	the Notes	the Notes	of the Notes	Dates	Redemption Period

Capital Trust I	June 2005	$35,000	$36,083	September 2035	3 mo. LIBOR + 169 bps	3/15, 6/15, 9/15, 12/15	On or after 9/15/2010
Capital Trust II	September 2005	25,000	25,774	December 2035	3 mo. LIBOR + 142 bps	3/15, 6/15, 9/15, 12/15	On or after 12/15/2010

Total		$60,000	$61,857

In October 2005, the Corporation extinguished $222 million of its FHLB advances and related interest-rate swaps. The Corporation incurred a prepayment penalty of $6.4 million pre-tax to extinguish these FHLB advances and incurred a loss of $7.8 million pre-tax on the extinguishment of the related interest-rate swaps. In addition, the Corporation extinguished $25 million in FHLB advances and incurred a prepayment penalty of $0.5 million pre-tax to extinguish this debt. Also, the Corporation repaid overnight borrowings of approximately $224 million.

At December 31, 2006, the Corporation had no FHLB advances that were callable by the FHLB.

The following is a schedule of annual maturities of other borrowings:

(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total

Federal funds purchased and securities sold under agreements to repurchase	$201,713	$—	$—	$—	$—	$—	$201,713
Commercial paper	38,191	—	—	—	—	—	38,191
Other short-term borrowings	371,000	—	—	—	—	—	371,000
Long-term debt	160,000	20,000	195,000	—	50,170	62,624	487,794

Total other borrowings	$770,904	$20,000	$195,000	$—	$50,170	$62,624	$1,098,698

16.	Income Tax

The components of income tax expense (benefit) consist of the following:

	For the Calendar Year
(In thousands)	2006	2005	2004

Current:
Federal	$22,310	$8,690	$15,360
State	2,883	689	2,403

Total current	25,193	9,379	17,763
Deferred:
Federal	(1,238)	(219)	4,193
State	(156)	(28)	(67)

Total deferred	(1,394)	(247)	4,126

Income tax expense from continuing operations	$23,799	$9,132	$21,889

Income tax expense from discontinued operations	$965	$88	$133

Total income taxes were allocated as follows:

	For the Calendar Year
(In thousands)	2006	2005	2004

Net income from continuing operations	$23,799	$9,132	$21,889
Net income from discontinued operations	965	88	133
Shareholders’ equity, for unrealized losses on securities available for sale	3,488	(4,235)	(7,045)

Total	$28,252	$4,985	$14,977

Income tax expense attributable to net income differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35 percent to pretax income follows:

	For the Calendar Year
(Dollars in thousands)	2006		2005		2004

Tax at statutory federal rate	$24,906	35.0%	$12,008	35.0%	$22,445	35.0%
Increase (reduction) in income taxes resulting from:
Tax-exempt income	(1,409)	(2.0)	(1,335)	(3.9)	(1,318)	(2.1)
Bank-owned life insurance	(1,233)	(1.7)	(1,509)	(4.4)	(1,195)	(1.9)
State income tax, net of federal	1,773	2.5	429	1.2	1,519	2.4
Change in valuation allowance	(80)	(0.1)	(526)	(1.5)	(200)	(0.3)
Other, net	(158)	(0.3)	65	0.2	638	1.0

Income tax expense from continuing operations	$23,799	33.4%	$9,132	26.6%	$21,889	34.1%

The change in net deferred tax assets follows:

	For the Calendar Year
(In thousands)	2006	2005	2004

Deferred tax expense (benefit) (exclusive of the effects of other components below)	$(1,394)	$(247)	$4,126
Shareholders’ equity, for unrealized gains (losses) on securities available for sale	3,488	(4,235)	(7,045)
Purchase accounting adjustment	(2,185)	—	(135)

Total	$(91)	$(4,482)	$(3,054)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities, included in other assets, are as follows:

	December 31
(In thousands)	2006	2005

Deferred tax assets:
Allowance for loan losses	$13,201	$11,352
Unrealized losses on securities available for sale	3,726	7,213
Deferred compensation	3,464	2,465
Investments	805	506
Depreciable assets	5,588	4,547
Other	3,376	1,955

Total deferred tax assets	30,160	28,038
Less valuation allowance	30	110

Net deferred tax assets	30,130	27,928
Deferred tax liabilities:
Loan origination costs	2,718	2,605
Federal Home Loan Bank of Atlanta stock	1,053	1,053
Mortgage servicing rights	1,889	447
Intangibles	1,501	1,248
Other	818	515

Total deferred tax liabilities	7,979	5,868

Net deferred tax asset	$22,151	$22,060

The Corporation had recorded a valuation allowance of $30,000 and $110,000 in 2006 and 2005, respectively, against deferred tax assets primarily for capital loss carryforwards that management believes it is not more likely than not to be realized. The Corporation has a capital loss carryforward of $15,000 expiring in 2009. This carryforward can only be used to offset future capital gains.

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

The DOR announced a Settlement Initiative (the “Initiative”) allowing companies that had entered into certain eligible transactions to participate in the Initiative by June 15, 2006. The Initiative provided the Corporation an opportunity to resolve matters with a significant reduction in potential penalties. Resolution under the Initiative would have been expected to include all open tax years. While management believes the Corporation was in compliance with existing state tax statutes, it continued discussions with the DOR and participated in the Initiative. The Initiative expired effective March 15, 2007, and the Corporation and the DOR did not reach a resolution.

The examination is expected to impact tax years after 2000. The Corporation estimates that the maximum tax liability that may be asserted by the DOR for tax years 1999 through the current tax year is approximately $11.7 million in excess of amounts reserved, net of federal benefit. The Corporation would disagree with such potential liability if assessed, and would intend to continue to defend its position. The Corporation believes its current tax reserves are adequate.

There can be no assurance regarding the ultimate outcome of this matter, the timing of its resolution or the eventual loss or penalties that may result from it, which may be more or less than the amounts reserved by the Corporation.

17.	Employee Benefit Plans

First Charter Retirement Savings Plan.  The Corporation has a qualified Retirement Savings Plan (the “Savings Plan”) for all eligible employees of the Corporation. Pursuant to the Savings Plan, an eligible employee may elect to defer between 1 percent and 50 percent of compensation. At the discretion of the Board of Directors, the Corporation may contribute an amount necessary to match all or a portion of a participant’s elective deferrals in an amount to be determined by the Board of Directors from time to time, up to a maximum of six percent of a participant’s compensation. In addition, the Corporation may contribute an additional amount to each participant’s Savings Plan account as determined at the discretion of the Board of Directors. Participants may invest their Savings Plan account in a variety of investment options, including the Corporation’s stock. Effective March 1, 2002 the portion of the Savings Plan consisting of the Company Stock Fund (ESOP) was designated as an employee stock ownership plan under Code section 4975(e)(7) and that fund is designed to invest primarily in the Corporation’s stock. The Corporation’s aggregate contributions to the Savings Plan amounted to $1.5 million, $1.5 million, and $2.5 million for 2006, 2005, and 2004, respectively.

First Charter Option Plan Trust.  Effective December 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Option Plan Trust (the “OPT Plan”). The OPT Plan is a tax-deferred capital accumulation plan. Under the OPT Plan, eligible participants may defer up to 90 percent of base salary, up to 100 percent of annual incentive, and excess deferrals, if any, pursuant to Internal Revenue Code section 401(a)(17) and 401(k). Participants may invest in mutual funds with distinct investment objectives and risk tolerances. Eligible employees for the OPT Plan include executive management as well as key members of senior management. The deferred compensation obligation pursuant to this plan is equal to the Plan assets, which are held in a Rabbi Trust. Plan assets totaled $283,000 and $356,000 at December 31, 2006 and 2005, respectively, and are classified as trading assets, which is included in other assets on the consolidated balance sheet.

First Charter Directors’ Option Deferral Plan.  Effective May 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Corporation Directors’ Option Deferral Plan (the “Plan”). Under the Plan, eligible directors may elect to defer all of their director’s fees and invest these deferrals into mutual fund investments. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. The deferred compensation obligation pursuant to this plan is equal to the Plan assets, which are held in a Rabbi Trust. Plan assets totaled approximately $321,000 and $231,000 at December 31, 2006 and 2005, respectively, and are classified as trading assets, which is included in other assets on the consolidated balance sheet.

Supplemental Executive Retirement Plans.  The Corporation sponsors supplemental executive retirement plans (“SERPs”) for its Chief Executive Officer, Chief Banking Officer, and certain other officers and retired executives. The Corporation’s benefit obligation related to its SERPs was $5.4 million and $2.6 million at December 31, 2006 and 2005, respectively. The primary reason for the increase in the current year was due to SERP liabilities of $2.8 million acquired in connection with the acquisition of GBC. The SERPs are unfunded plans and are reflected as liabilities on the consolidated balance sheets.

18.	Shareholders’ Equity, Stock Plans and Stock Awards

The Corporation’s executive compensation and long-term incentive programs were revised during 2005, and a new performance-oriented, long-term incentive plan was implemented for 2006. The resulting new long-term incentive plan combines the use of performance shares and service-based stock options. The Corporation also changed its long-term incentive program for other management members, whereby long-term incentive compensation is delivered in the form of restricted stock, rather than stock options as had been granted in past years.

The Corporation incurred $1.4 million of salaries and employee benefits expense in 2006 for stock options granted prior to 2006 as a result of the adoption of SFAS 123(R), including the effects of accelerating the vesting of all these pre-2006 stock options. In addition, the Corporation incurred $172,000 of salaries and employee benefits expense in 2006 for restricted stock awards made prior to 2006. During 2006, the Corporation granted an aggregate of 127,250 stock options and performance share awards, principally to executive officers, which resulted in $494,000 of salaries and employee benefits expense during 2006. In addition, the Corporation granted 193,792 shares of restricted stock to select employees and directors, which resulted in $728,000 of salaries and employee benefits expense during 2006.

Stock Repurchase Programs.  On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of December 31, 2004, the Corporation had repurchased a total of 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during 2006 or 2005.

On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At December 31, 2006, no shares had been repurchased under this authorization.

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

The common stock purchased by the Corporation for this deferred compensation plan is maintained in the First Charter Corporation Directors’ Deferred Compensation Trust, a Rabbi Trust (the “Trust”), on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of the Corporation. Dividends payable on the common shares held by the Trust will be reinvested in additional shares of common stock of the Corporation and held in the Trust for the benefit of the participants. Since the deferred compensation plan does not provide for diversification of the Trust’s assets and can only be settled with a fixed number of shares of the Corporation’s common stock, the deferred compensation obligation is classified as a component of shareholders’ equity and the common stock held by the Trust is classified as a reduction of shareholders’ equity. Subsequent changes in the fair value of the common stock are not reflected in earnings or shareholders’ equity of the Corporation. The obligations of the Corporation under the deferred compensation plan, and the shares held by the Trust, have no net effect on net income.

Stockholder Protection Rights Agreement.  On July 19, 2000, the Corporation entered into a Stockholder Protection Rights Agreement. In connection with the agreement, the Board declared a dividend of one share purchase right (the “Right”) on each outstanding share of common stock. Issuances of the Corporation’s common stock after August 9, 2000 include share purchase Rights. Generally, the Rights will be exercisable only if a person or group acquires 15 percent or more of Corporation’s common stock or announces a tender offer. Each Right will entitle stockholders to buy 1/1000 of a share of a new series of junior participating preferred stock of the Company at an exercise price of $80. Prior to the time they become exercisable, the Rights are redeemable for one cent per Right at the option of the Board of Directors.

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

Dividend Reinvestment and Stock Purchase Plan.  Historically, the Corporation maintained the Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), pursuant to which 1,000,000 shares of common stock of the Corporation have been reserved for issuance. Shareholders could elect to participate in the DRIP and have dividends on shares of common stock reinvested and make optional cash payments of up to $3,000 per calendar quarter to be invested in common stock of the Corporation. Pursuant to the terms of the DRIP, upon reinvestment of the dividends and optional cash payments, the Corporation could either issue new shares valued at the then-current market value of the common stock or the administrator of the DRIP could purchase shares of common stock in the open market. Effective April 5, 2007, the Corporation’s Board of Directors authorized management to suspend the DRIP indefinitely. During 2006 and 2005, the Corporation issued 134,996 shares and 147,034 shares, respectively, and the administrator of the DRIP did not purchase any shares in the open market. During 2004, the Corporation issued 33,958 shares, and the administrator of the DRIP purchased 120,722 shares in the open market.

Restricted Stock Award Program.  In April 1995, the Corporation’s shareholders approved the First Charter Corporation Restricted Stock Award Program (the “Restricted Stock Plan”). Awards of restricted stock (nonvested shares) may be made under the Restricted Stock Plan at the discretion of the Compensation Committee to key employees. Nonvested shares are generally granted at a value equal to the market price of the Corporation’s common stock at the date of grant and generally vest based on either three or five years of service. Under the Restricted Stock Plan, a maximum of 360,000 shares of common stock are reserved for issuance. As of December 31, 2006, 141,884 shares were available for future issuance. During 2006, 168,792 service-based nonvested shares were issued under this plan with vesting periods of mainly three years. During 2005, 8,500 shares were granted under the Restricted Stock Plan with vesting periods of five years and 8,900 shares were granted with vesting periods of three years. During 2004, 18,547 shares were granted under the Restricted Stock Plan with vesting periods of three years.

First Charter Comprehensive Stock Option Plan.  In April 1992, the Corporation’s shareholders approved the First Charter Corporation Comprehensive Stock Option Plan (the “Comprehensive Stock Option Plan”). Under the terms of the Comprehensive Stock Option Plan, stock options (which can be incentive stock options or non-qualified stock options) may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Stock Option Plan generally are determined by the Compensation Committee of the Corporation’s Board of Directors (the “Compensation Committee”). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. Under the Comprehensive Stock Option Plan, 480,000 shares of common stock are reserved for issuance. As of December 31, 2006, 102,084 shares were available for future issuance.

First Charter Corporation Stock Option Plan for Non-Employee Directors.  In April 1997, the Corporation’s shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally are determined by the Compensation Committee. The exercise price for each option granted, however, is the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan. As of December 31, 2006, 2,940 shares were available for future issuance.

2000 Omnibus Stock Option and Award Plan.  In June 2000, the Corporation’s shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (the “2000 Omnibus Plan”). Under the 2000 Omnibus Plan, 2,000,000 shares of common stock were originally reserved for issuance.

In April of 2005, the shareholders approved an amendment to the 2000 Omnibus Plan, authorizing an additional 1,500,000 shares for issuance, for a total of 3,500,000 shares. The 2000 Omnibus Plan permits the granting of stock options and nonvested shares to Directors and key employees. Stock options are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant; those stock option awards generally vest ratably over five years and have a 10-year contractual term. Nonvested shares are generally granted at a value equal to the market price of the Corporation’s common stock at the date of grant and vesting is based on either service or performance conditions. Service-based nonvested shares generally vest over three years. Performance-based nonvested shares are earned over three years upon meeting various performance goals as approved by the Compensation Committee, including cash return on equity, targeted charge-off levels, and earnings per share growth as measured against a group of selected peer companies. During 2006, 69,250 stock options, 25,000 service-based nonvested shares, and 58,000 performance-based nonvested shares were issued under this plan. The number of these performance-based shares, which will ultimately be issued, is dependent upon the Corporation’s performance as it relates to the performance of selected peer companies as discussed above. As of December 31, 2006, 1,657,462 shares were authorized for future issuance.

Employee Stock Purchase Plans.  The Corporation adopted an Employee Stock Purchase Plan (“ESPP”) in 1996, pursuant to which stock options were granted to eligible employees based on their compensation. The option and vesting period were generally two years, and employees could purchase stock at a discount from the fair market value of the shares at date of grant. In April of 1997, shareholders approved a maximum of 180,000 shares reserved for issuance under the 1996 ESPP, and 180,000 shares were reserved for issuance under the subsequent offering in 1998.

In 1999, the Board of Directors implemented the 1999 Employee Stock Purchase Plan (the “1999 Plan”). The Corporation intends that options granted and common stock issued under the Plan shall be treated for all purposes as granted and issued under an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code and the Treasury Regulations issued thereunder, and that the Plan shall satisfy the requirements of Rule 16b-3 of the Exchange Act.

The 1999 Plan was adopted to provide greater flexibility with respect to the grant date, exercise period and number of options granted to employees, and is designed to remain in effect for as long as there are shares available for purchase. Under the 1999 Plan, 300,000 shares were reserved for issuance, subject to adjustment to protect against dilution in the event of changes in the capitalization of the Corporation. At December 31, 2006, 80,723 shares were available for future issuance.

The 1999 Plan was subsequently amended in 2006, primarily to change the basis for determining the number of shares available for purchase, and the option price. Eligible employees may save from one percent to fifteen percent of their eligible compensation over the option period, and their savings are used to purchase whole shares at the end of the option period. The purchase price represents a five percent discount of the fair market value of the shares at the end of the option period.

The 1999 Plan is administered by the Compensation Committee of the Board. The Committee determines the offering dates, offering periods, option prices, acceptance dates, and exercise dates under the 1999 Plan, and makes all other determinations necessary or advisable for the administration of the Plan.

Summary of Stock Option and Employee Stock Purchase Plan Programs.  The following is a summary of activity under the Comprehensive Plan, the Director Plan, the 2000 Omnibus Plan, and the 1999, 1998, and 1996 ESPPs for the years indicated. The following summary also includes activity for options assumed through various acquisitions.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at January 1, 2004(1)	2,742,283	$19.57
Granted	393,134	20.33
Exercised	(238,827)	16.51		$2,033,207
Forfeited or expired	(95,327)	18.52

Outstanding at December 31, 2004	2,801,263	$19.97	3.6	$17,374,803

Exercisable at December 31, 2004	1,948,723	$20.42	2.9	$11,220,433

Outstanding at January 1, 2005	2,801,263	$19.97
Granted	461,996	23.55
Exercised	(499,194)	16.93		$3,103,802
Forfeited or expired	(126,007)	21.68

Outstanding at December 31, 2005	2,638,058	$21.09	3.6	$7,572,117

Exercisable at December 31, 2005	1,786,287	$21.01	2.4	$5,498,109

Outstanding at January 1, 2006	2,638,058	$21.09
Granted	69,250	23.68
Exercised	(883,684)	21.50		$2,711,016
Forfeited or expired	(326,005)	22.95

Outstanding at December 31, 2006	1,497,619	$20.57	4.7	$6,365,913

Exercisable at December 31, 2006	1,435,769	$20.43	4.5	$6,308,859

(1) Amounts for 2004 have been adjusted to correct an error in the calculation of exercised and forfeited options.

The weighted-average Black-Scholes fair value of options granted during 2006, 2005, and 2004 was $5.85, $5.54, and $4.48, respectively. The aggregate intrinsic value of options exercised during 2006, 2005, and 2004 was $2.7 million, $3.1 million, and $2.0 million, respectively. The weighted-average remaining contractual lives of stock options were 4.7 years at December 31, 2006.

Cash received from the exercise of options for 2006, 2005, and 2004 was $19.0 million, $8.5 million, and $3.9 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1.6 million for 2006, of which $769,000 was attributable to 2005. No similar tax benefit was realized for 2004. The Corporation generally uses newly issued shares to satisfy stock option exercises.

On December 20, 2006, the Compensation Committee of the Board of Directors of First Charter Corporation approved, effective December 31, 2006, the immediate and full acceleration of the vesting of certain unvested stock options granted from 2003 through 2005 under the Corporation’s various equity incentive plans (the “Accelerated Options”). Approximately 430,000 Accelerated Options, each of which relates to one share of the Corporation’s Common Stock, were accelerated pursuant to this action. The vesting schedules for stock options granted in 2006 were not affected by this action.

The Accelerated Options were granted pursuant to either the First Charter Corporation Comprehensive Stock Option Plan, as amended, the First Charter Corporation Stock Option Plan for Non-Employee Directors or the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (together, the “Plans”).

The decision to accelerate the vesting of these stock options was due primarily to two reasons. The first relates to a change in the Corporation’s compensation philosophy, whereby stock options will serve as a more limited component of compensation. Beginning in 2006, the Corporation began to use restricted stock as the primary form of equity compensation for employees other than the executive officers. Equity compensation for executive officers consisted of a combination of performance share awards and stock option grants. The vesting schedules for the 2006 stock option grants were not accelerated. Secondly, the Corporation determined to accelerate the vesting schedules of the Accelerated Options to facilitate the ongoing calculations under SFAS 123(R). The Corporation incurred a one-time expense of $665,000 in the fourth quarter of 2006 in connection with the stock option vesting acceleration.

The fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Calendar Year
	2006	2005	2004

Expected volatility	24.8%	26.4%	25.6%
Expected dividend yield	3.2	3.2	3.6
Risk-free interest rate	4.7	3.9	3.6
Expected term (in years)	8.0	7.4	7.0

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on a U.S. government instrument over the expected term of the equity instrument. Expected volatility is based on historical volatility of the Corporation’s stock.

The following table provides certain information about stock options outstanding at December 31, 2006:

	Outstanding Options			Options Exercisable
		Weighted-Average	Weighted-		Weighted-Average	Weighted-
	Number	Remaining Contractual	Average	Number	Remaining Contractual	Average
Range of Exercise Prices	Outstanding	Life (in years)	Exercise Price	Exercisable	Life (in years)	Exercise Price

$ 5.01 - 10.00	3,400	2.7	$ 9.04	3,400	2.7	$ 9.04
10.01 - 12.50	18,702	2.0	11.63	18,702	2.0	11.63
12.51 - 15.00	71,525	2.7	14.44	71,525	2.7	14.44
15.01 - 17.50	290,124	4.3	16.64	290,124	4.3	16.64
17.51 - 20.00	319,834	4.3	18.44	319,834	4.3	18.44
20.01 - 22.50	190,885	6.4	20.78	190,885	6.4	20.78
22.51 - 25.00	371,682	7.6	23.71	309,832	7.3	23.72
25.01 - 27.50	231,467	0.6	25.99	231,467	0.6	25.99

Total	1,497,619	4.7	$ 20.57	1,435,769	4.5	$ 20.43

Service-Based and Performance-Based Awards.  The Corporation recognizes compensation (salaries and employee benefits) expense over the restricted period for service-based awards and over the three-year performance period for performance-based awards. Pretax compensation expense recognized for nonvested service-based shares during 2006, 2005, and 2004 totaled $900,000, $196,000, and $71,000, respectively. The tax benefit was $352,000, $77,000, and $28,000 for 2006, 2005, and 2004, respectively. Pretax compensation expense recognized for performance shares during 2006 totaled $422,000.

Nonvested share activity under the Omnibus Plan and the Restricted Stock Plan at and for the years ended December 31, 2006, 2005, and 2004 follows:

	Service-Based		Performance-Based
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1, 2004	1,000	$13.44	—	$—
Granted	18,547	22.34	—	—
Vested	(1,000)	13.44	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2004	18,547	22.34	—	—
Granted	17,400	23.98	—	—
Vested	(1,300)	23.50	—	—
Forfeited	(2,000)	25.49	—	—

Outstanding at December 31, 2005	32,647	22.97	—	—
Granted	193,792	24.14	58,000	23.66
Vested	(1,300)	23.50	—	—
Forfeited	(9,476)	23.30	(6,400)	23.66

Outstanding at December 31, 2006	215,663	$24.00	51,600	$23.66

As of December 31, 2006, there was $3.9 million of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan and the Restricted Stock Plan. This cost is expected to be recognized over a remaining weighted-average period of 2.3 years. The total fair value of shares vested during 2006, 2005, and 2004 was $32,000, $31,000, and $26,000, respectively.

As of December 31, 2006, there was $761,000 of total unrecognized compensation cost related to performance-based nonvested share-based compensation arrangements granted under the Omnibus Plan. This cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

19.	Commitments, Contingencies, and Off-Balance Sheet Risk

Commitments and Off-Balance Sheet Risk.  The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at December 31, 2006 of standby letters of credit issued or modified during 2006 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.

At December 31, 2006, the Corporation’s exposure to credit risk was represented by preapproved but unused lines of credit totaling $507.9 million, loan commitments totaling $901.0 million, standby letters of credit in an aggregate amount of $26.7 million. Included in loan commitments are commitments of

$36.4 million to cover customer deposit account overdrafts should they occur. Of the $507.9 million of preapproved unused lines of credit, $27.3 million were at fixed rates and $480.6 million were at floating rates. Of the $901.0 million of loan commitments, $188.1 million were at fixed rates and $712.9 million were at floating rates. Of the $26.7 million of standby letters of credit, $20.6 million expire in less than one year and $6.1 million expire in one to three years. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations and other liquidity sources available to the Corporation. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not limited to, accounts receivable, inventory, and commercial and residential real estate.

The Bank primarily makes commercial and installment loans to customers throughout its market areas. The Corporation’s primary market area includes the states of North Carolina, South Carolina, and Georgia, and predominately centers on the Metro regions of Charlotte and Raleigh, North Carolina, and Atlanta, Georgia. The real estate loan portfolio can be affected by the condition of the local real estate markets.

Minimum operating lease payments due in each of the five years subsequent to December 31, 2006 are as follows: 2007, $3.4 million; 2008, $3.4 million; 2009, $3.2 million; 2010, $2.9 million; 2011, $2.6 million; and subsequent years, $31.6 million. Rental expense for all operating leases for 2006, 2005, and 2004 was $3.6 million, $3.3 million, and $2.6 million, respectively.

Average daily Federal Reserve balance requirements for 2006 and 2005 amounted to $9.1 million and $28.4 million, respectively.

Contingencies.  The Corporation and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity, or financial position of the Corporation or the Bank.

See Note 16 for tax contingency information.

20.	Related Party Transactions

The Corporation has no material related party transactions which would require disclosure. In compliance with applicable banking regulations, the Corporation may extend credit to certain officers and directors of the Corporation and its banking subsidiaries in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements.

See Note 10 for related party loan information.

21.	Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Where information regarding the fair value of a financial instrument is available, those values are used, as is the case with securities available for sale. In this case, an open market exists in which the majority of the financial instruments are actively traded.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Corporation has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage and insurance agency operations and premises and equipment. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The Corporation’s fair value methods and assumptions are as follows:

Cash and cash equivalents:  Due to their short-term nature, the carrying amounts reported in the balance sheet are assumed to approximate fair value for these assets. For purposes of this disclosure, cash equivalents include Federal funds sold and other short-term investments.

Securities Available for Sale:  The fair values of securities available for sale are based primarily upon quoted market prices. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

Loans held for sale:  Mortgage loans held for sale are valued at the lower of cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements.

Loans:  The fair value for loans is estimated based upon discounted future cash flows using discount rates comparable to rates currently offered for such loans.

Deposits:  The fair value disclosed for deposits (interest checking, savings, money market, and certificates of deposit) is estimated based upon discounted future cash flows using rates currently offered for deposits of similar remaining maturities. The fair value disclosed for noninterest bearing demand deposits is the amount payable on demand at year-end.

Short-term borrowings:  The fair value disclosed for Federal funds borrowed, security repurchase agreements, commercial paper, and other short-term borrowings is estimated using rates currently offered for borrowing of similar remaining maturities.

Long-term debt:  The fair value disclosed for long-term debt is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

Based on the limitations, methods, and assumptions noted above, the following table presents the carrying amounts and fair values of the Corporation’s financial instruments:

	December 31

	2006		2005

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$102,827	$102,827	$125,552	$125,552
Securities available for sale	906,415	906,415	899,111	899,111
Loans held for sale	12,292	12,292	6,447	6,447
Portfolio loans, net of allowance for loan losses	3,450,087	3,412,590	2,917,020	2,925,661
Financial liabilities
Deposits	3,248,128	3,170,976	2,799,479	2,741,776
Short-term borrowings	610,904	606,119	510,715	510,798
Long-term debt	487,794	477,650	557,859	557,137

22.	Regulatory Restrictions and Capital Ratios

The Corporation and the Bank are subject to various regulatory capital requirements administered by bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial position and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of December 31, 2006, that the Corporation and the subsidiary banks meet all capital adequacy requirements to which they are subject.

The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At December 31, 2006, the Corporation and the subsidiary banks were classified as “well capitalized” under these regulatory frameworks. In the judgment of management, there have been no events or conditions since December 31, 2006, that would change the “well capitalized” status of the Corporation or the subsidiary banks.

The Corporation’s and the subsidiary banks’ actual capital amounts and ratios follow:

			For Capital
			Adequacy Purposes		To Be Well Capitalized

	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2006:
Leverage
First Charter Corporation	$428,136	9.32%	$183,678	4.00%	None	None
First Charter Bank	362,970	8.36	173,591	4.00	$216,988	5.00%
Gwinnett Banking Company	37,049	9.75	15,192	4.00	18,991	5.00

Tier I Capital
First Charter Corporation	$428,136	10.49%	$163,299	4.00%	None	None
First Charter Bank	362,970	9.99	145,275	4.00	$217,913	6.00%
Gwinnett Banking Company	37,049	10.38	14,280	4.00	21,420	6.00

Total Risk-Based Capital
First Charter Corporation	$463,268	11.35%	$326,598	8.00%	None	None
First Charter Bank	393,664	10.84	290,550	8.00	$363,188	10.00%
Gwinnett Banking Company	41,321	11.57	28,560	8.00	35,700	10.00

At December 31, 2005:
Leverage
First Charter Corporation	$372,953	8.67%	$172,102	4.00%	None	None
First Charter Bank	363,113	8.46	171,688	4.00	$214,610	5.00%

Tier I Capital
First Charter Corporation	$372,953	11.20%	$133,208	4.00%	None	None
First Charter Bank	363,113	10.91	133,083	4.00	$199,624	6.00%

Total Risk-Based Capital
First Charter Corporation	$401,760	12.06%	$266,416	8.00%	None	None
First Charter Bank	391,838	11.78	266,166	8.00	$332,707	10.00%

Tier 1 capital consists of total equity plus qualifying capital securities and minority interests, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets, and adjustments related to the valuation of servicing assets and certain equity investments in nonfinancial companies (principal investments).

The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation exclude certain intangible and servicing assets.

Total risk-based capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on certain equity securities.

Both the Tier 1 and the total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.

The Corporation from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve was $1.3 million at December 31, 2006.

Under current Federal Reserve regulations, a bank subsidiary is limited in the amount it may loan to its parent company and nonbank subsidiaries. Loans to a single affiliate may not exceed 10 percent and loans to all affiliates may not exceed 20 percent of the bank’s capital stock, surplus, and undivided profits, plus the allowance for loan losses. Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized.

The primary source of funds available to the Parent Company is payment of dividends from the Bank. Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations. In 2007, the Bank may pay dividends of $38.1 million, plus an additional amount equal to its net profits for 2007, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

23.	Business Segment Information

The Corporation operates one reportable segment, the Bank, representing the Corporation’s primary banking subsidiary. The Bank provides businesses and individuals with commercial, consumer and mortgage loans, deposit banking services, brokerage services, insurance products, and comprehensive financial planning solutions to individual and commercial clients. The results of operations of the Bank constitute a substantial majority of the consolidated net income, revenue, and assets of the Corporation. Included in Other are the parent company’s revenue, expense, assets, which include cash, securities available-for-sale, and investments in venture capital limited partnerships, and liabilities, which include commercial paper and subordinated debentures.

The accounting policies of the Bank are the same as those described in Note 1.

The Corporation continually assesses its assumptions, methodologies, and reporting classifications to better reflect the true economics of the Corporation’s business segments. Based on these continual assessments, during the second quarter of 2005, the Corporation changed the composition of its reportable segments to collapse insurance, brokerage, mortgage, leasing, and wealth management services into the Bank. Accordingly, the Corporation restated its business segment disclosure for 2004.

The following tables present selected segment information for the Bank, including Gwinnett Bank, and other operating units:

	For the Calendar Year 2006
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$264,509	$420	$—	$264,929
Interest expense	126,415	4,804	—	131,219

Net interest income (expense)	138,094	(4,384)	—	133,710
Provision for loan losses	5,290	—	—	5,290
Noninterest income	64,247	3,431	—	67,678
Noninterest expense	124,740	197	—	124,937

Income (loss) from continuing operations before income tax expense	72,311	(1,150)	—	71,161
Income tax expense (benefit)	24,185	(386)	—	23,799

Income (loss) from continuing operations, net of tax	48,126	(764)	—	47,362
Discontinued operations:
Income from discontinued operations	36	—	—	36
Gain on sale	962	—	—	962
Income tax expense	965	—	—	965

Income from discontinued operations, net of tax	33	—	—	33

Net income (loss)	$48,159	$(764)	$—	$47,395

Average loans	$3,101,820	$—	$—	$3,101,820
Average assets of continuing operations	4,538,879	440,931	(612,208)	4,367,602
Average assets of discontinued operations	2,232	—	—	2,232

	For the Calendar Year 2005
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$224,567	$38	$—	$224,605
Interest expense	97,490	2,232	—	99,722

Net interest income (expense)	127,077	(2,194)	—	124,883
Provision for loan losses	9,343	—	—	9,343
Noninterest income	46,599	139	—	46,738
Noninterest expense	127,750	221	—	127,971

Income (loss) from continuing operations before income tax expense	36,583	(2,276)	—	34,307
Income tax expense (benefit)	9,740	(608)	—	9,132

Income (loss) from continuing operations, net of tax	26,843	(1,668)	—	25,175
Discontinued operations:
Income from discontinued operations	224	—	—	224
Income tax expense	88	—	—	88

Income from discontinued operations, net of tax	136	—	—	136

Net income (loss)	$26,979	$(1,668)	$—	$25,311

Average loans	$2,795,711	$—	$—	$2,795,711
Average assets of continuing operations	4,566,915	391,698	(471,903)	4,486,710
Average assets of discontinued operations	2,373	—	—	2,373

	For the Calendar Year 2004
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$187,253	$50	$—	$187,303
Interest expense	63,511	782	—	64,293

Net interest income (expense)	123,742	(732)	—	123,010
Provision for loan losses	8,425	—	—	8,425
Noninterest income	55,781	1,257	—	57,038
Noninterest expense	107,294	202	—	107,496

Income from continuing operations before income tax expense	63,804	323	—	64,127
Income tax expense	21,779	110	—	21,889

Income (loss) from continuing operations, net of tax	42,025	213	—	42,238
Discontinued operations:
Income from discontinued operations	337	—	—	337
Income tax expense	133	—	—	133

Income from discontinued operations, net of tax	204	—	—	204

Net income	$42,229	$213	$—	$42,442

Average loans	$2,363,107	$—	$—	$2,363,107
Average assets of continuing operations	4,360,336	347,441	(388,150)	4,319,627
Average assets of discontinued operations	3,100	—	—	3,100

24.	First Charter Corporation (Parent Company)

The principal asset of the Parent Company is its investment in the Bank, and its principal source of income is dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the Bank to the Parent Company and the amount of dividends that can be paid to the Parent Company. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice.

The Parent Company’s condensed balance sheet and related condensed statements of income and cash flows are as follows:

Balance Sheets

	December 31
(In thousands)	2006	2005

Assets
Cash	$60,447	$64,053
Securities available for sale	8,715	1,152
Investments in subsidiaries	479,028	373,648
Receivables from subsidiaries	—	3,000
Other assets	6,945	7,631

Total Assets	$555,135	$449,484

Liabilities and Shareholders’ Equity
Accrued liabilities	$6,988	$5,600
Payable to subsidiaries	737	—
Commercial paper	38,191	58,432
Long-term debt	61,857	61,857

Total liabilities	107,773	125,889
Shareholders’ equity	447,362	323,595

Total Liabilities and Shareholders’ Equity	$555,135	$449,484

Statements of Income

	For the Calendar Year
(In thousands)	2006	2005	2004

Income
Dividends from subsidiaries	$45,000	$13,724	$21,290
Interest and dividends on securities	546	79	50
Securities gains, net	6	—	1,362
Noninterest income	3,300	98	—

Total income	48,852	13,901	22,702
Expense
Interest	4,804	2,232	782
Noninterest expense	197	221	308

Total expense	5,001	2,453	1,090
Income before income tax expense (benefit) and equity in undistributed net income of subsidiaries	43,851	11,448	21,612
Income tax expense (benefit)	(386)	(608)	110

Income before equity in undistributed net income of subsidiaries	44,237	12,056	21,502
Equity in undistributed net income of subsidiaries	3,158	13,255	20,940

Net Income	$47,395	$25,311	$42,442

Statements of Cash Flows

	For the Calendar Year
(In thousands)	2006	2005	2004

Operating Activities
Net income	$47,395	$25,311	$42,442
Adjustments to reconcile net income to net cash provided by operating activities:
Securities gains, net	(6)	—	(1,362)
Tax benefits from stock-based compensation plans	(1,568)	—	—
Premium amortization and discount accretion, net	1	—	—
Increase (decrease) in accrued liabilities	24	177	(43)
Decrease (increase) in other assets	2,254	(1,787)	(647)
Decrease (increase) in receivable from subsidiaries	3,737	3,000	(500)
Equity in undistributed net income of subsidiaries	(3,159)	(13,255)	(20,940)

Net cash provided by operating activities	48,678	13,446	18,950

Investing Activities
Purchases of securities available for sale	(22,370)	—	(665)
Proceeds from sales of securities available for sale	14,994	—	2,004
Investments in subsidiaries	498	(53,042)	9,180
Cash paid for acquisitions, net of cash acquired	(27,332)	—	(6,755)

Net cash provided by (used in) investing activities	(34,210)	(53,042)	3,764

Financing Activities
Net increase (decrease) in commercial paper and other short-term borrowings	(20,241)	(13,252)	21,608
Proceeds from issuance of trust preferred securities	—	61,857	—
Proceeds from issuance of common stock	23,649	11,443	5,019
Tax benefits from stock-based compensation plans	1,568	—	—
Cash dividends paid	(23,050)	(22,227)	(22,169)

Net cash provided by financing activities	(18,074)	37,821	4,458

Net increase (decrease) in cash	(3,606)	(1,775)	27,172
Cash at beginning of year	64,053	65,828	38,656

Cash at end of year	$60,447	$64,053	$65,828

Supplemental Information
Cash paid for interest	$4,981	$2,056	$825
Noncash transactions:
Issuance of common stock in business acquisitions	72,977	501	1,175

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon, and as of the date of this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Registrant in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms, because of the material weaknesses discussed below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

2)	Management’s Annual Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Internal control over financial reporting is a process, designed by, or under the supervision of, an entity’s principal executive and principal financial officers, and effected by an entity’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of the management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on its consolidated financial statements.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of December 31, 2006, management concluded that its internal control over financial reporting was not effective because of the material weaknesses described below.

Control Environment

A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. The Registrant’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiencies were identified in the Registrant’s control environment as of December 31, 2006:

•	A sufficient complement of skilled finance, tax and accounting resources did not exist to perform supervisory reviews and monitoring activities over certain financial reporting matters and controls.

•	An adequate tone and control consciousness did not exist to support effective application of policies and the execution of procedures within the daily operation of financial reporting controls.

These deficiencies in the control environment were a contributing factor in the development of the “Significant Transactions and Estimates Accounting” and “Reconciliation Function” material weaknesses described below, and resulted in more than a remote likelihood that material misstatements of the annual or interim financial statements would not be prevented or detected.

Significant Transactions and Estimates Accounting

Sufficient expertise and resources did not exist, or were not appropriately applied, within the Registrant to accomplish an effective evaluation of the financial reporting for non-routine transactions (e.g., business combinations and dispositions), new accounting pronouncements, and significant accounting estimates (e.g., the allowance for loan losses). These deficiencies resulted in errors that were material, when aggregated, to the Registrant’s preliminary 2006 financial statements.

Reconciliation Function

The policies and procedures over the design, preparation, and supervisory review of reconciliation and suspense monitoring functions (reconciliations) were deficient. Certain reconciliations were not designed effectively to detect misstatements. Other reconciliations were not performed in a timely manner or to a level of precision to detect material misstatements. In addition, the review function over reconciliations was not performed to a level of precision that would detect unusual variations or material misstatements. This deficiency resulted in a material error to mortgage services revenue within the Registrant’s preliminary 2006 financial statements.

During 2006, the Registrant acquired GBC Bancorp, Inc. Management excluded from its assessment of the effectiveness of the Registrant’s internal control over financial reporting as of December 31, 2006, GBC Bancorp, Inc.’s internal control over financial reporting. GBC Bancorp, Inc. constituted 9.6 percent of the Registrant’s consolidated total assets as of December 31, 2006, and 1.8 percent and 2.4 percent of the Registrant’s consolidated total revenue and consolidated net income, respectively, for the year then ended.

KPMG LLP, the Registrant’s independent registered public accounting firm, audited the assessment performed by the Registrant’s management with respect to the Registrant’s internal control over financial reporting, as stated in their report which appears in this annual report on Form 10-K beginning on page 62.

3)	Remediation Plan

Management has developed the following remediation plans to address the material weaknesses and will proceed expeditiously with the following remediation measures in order to enhance internal control. The Registrant’s Audit Committee has reviewed and endorsed these remediation plans:

•	The Registrant is evaluating its personnel resources. The finance department is in the process of being reorganized in order to ensure a sufficient complement of skilled finance, tax and accounting resources performing supervisory review and monitoring activities are secured. If permanent staff is not secured in a timely manner, the Registrant plans to use external resources to supplement the finance, tax and accounting functions in order to support the timely and accurate preparation of the consolidated financial statements and related information. This structure is designed to demonstrate segregation of duties and adequate independent review of all functions including the review of accounting policies and procedures.

•	The Registrant plans to enhance its control environment to promote the adherence to appropriate internal control policies and procedures. The Registrant intends to reassess current policies and procedures and they will be revised as necessary in order to develop and deploy effective policies and procedures and reinforce compliance in an effort to constantly improve the Registrant’s internal control environment.

•	The Registrant intends to augment its mechanism of regular education, and communicate to management and employees the importance of internal control and raise their level of understanding of internal control.

•	The Registrant plans to enhance the internal governance and compliance function. It is intended that internal control weaknesses will be identified and remediated in a timely manner in order to strengthen the internal control structure. It is intended that, on an ongoing basis, this governance and compliance function will evaluate the effectiveness of the strengthened internal control, procedures and practices, taking corrective action as appropriate, and that the results of the evaluation will be communicated to the Registrant’s Audit Committee.

•	The Registrant intends to improve strategic planning to assess the accounting implications of non- routine transactions. Consideration will be given to staffing needs including consultations with external legal and accounting experts.

•	In advance of the effective dates of new accounting pronouncements, the Registrant plans to evaluate the potential impact of these pronouncements and assess the staffing requirements to effectively implement and report these new accounting pronouncements in a timely manner. Consideration will also be given to the establishment of new policies, procedures and internal controls relative to these new pronouncements.

•	The Registrant intends to improve the process for an effective evaluation of significant estimates. The appropriate level of management is expected to be involved in the decision-making process. It is intended that the evaluation process will be documented and adequately supported.

•	The Registrant plans to perform a thorough assessment of the design of the reconciliation process and suspense monitoring functions, including a review of each balance sheet account in order to understand the manner in which the account is currently recorded, reconciled, monitored and managed. It is expected that procedures will be implemented to ensure accurate and timely general ledger account reconciliations are performed with a level of precision to detect misstatements, and that duties will be appropriately segregated to mitigate the risk of financial misstatements.

The Registrant’s Board of Directors is actively monitoring these remediation efforts and may direct additional measures as deemed appropriate. In addition, a committee of the Registrant’s Board of Directors is directing the implementation of steps to enhance the tone and control consciousness within the Registrant and the effectiveness of the oversight process of the Registrant’s Board of Directors. The Registrant cannot be certain how long it will take to fully implement the Remediation Plan, or whether the Remediation Plan will ensure that the Registrant’s management designs, implements and maintains adequate controls over the Registrant’s financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses.

4)	Changes in Internal Control over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to affect, its internal control over financial reporting, except the Registrant experienced continued attrition in the accounting and finance department, which exacerbated existing staffing deficiencies, offset in part by the hiring of a new controller. This change in internal control occurred during a period in which several unique transactions were completed, which further stressed the Registrant’s financial infrastructure. The Registrant describes the various material weaknesses and the plan for remediation above.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, and is incorporated herein by reference. The information called for by Item 10 with respect to the Registrant’s executive officers is set forth in Part I, Item 4A hereof. The information called for by Item 10 with respect to the identification of the members of the Registrant’s Audit Committee, the identification of the Registrant’s audit committee financial expert and the Registrant’s Code of Business Conduct and Ethics is set forth in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the captions “Election of Directors” and “Corporate Governance Matters,” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information called for by Item 11 is set forth in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 regarding the securities authorized for issuance under the Registrant’s equity compensation plans is set forth in Part II, Item 5 hereof under the heading “Equity Compensation Plan Information.” The other information called for by Item 12 is set forth in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption “Ownership of Common Stock,” and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is set forth in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 is set forth in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption “Ratification of Appointment of Independent Registered Public Accountants,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

		Page

(1)	Financial Statements:

	Reports of KPMG LLP, Independent Registered Public Accounting Firm	62
	Consolidated Balance Sheets as of December 31, 2006 and 2005	65
	Consolidated Statements of Income for the years ended
	December 31, 2006, 2005, and 2004	66
	Consolidated Statements of Shareholders’ Equity for the years ended
	December 31, 2006, 2005, and 2004	67
	Consolidated Statements of Cash Flows for the years ended
	December 31, 2006, 2005, and 2004	68
	Notes to Consolidated Financial Statements	69

(2)	Financial Statement Schedules:

	None

(3)	Exhibits.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

2.1	Agreement and Plan of Merger, dated June 1, 2006, by and between the Registrant and GBC Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated June 1, 2006.
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).
3.2	Amended and Restated By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).
4.1	Indenture dated June 28, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 28, 2005.
4.2	Indenture dated September 29, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 0-15829).
*10.1	Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).
10.2	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60641, dated August 8, 1998.
*10.3	Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15829).
*10.4	Amended and Restated Employment Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.5	Amended and Restated Supplemental Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.6	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.7	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.8	Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60949, dated July 10, 1995.
*10.9	The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-54019, dated May 29, 1998.
*10.10	The First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54021, dated May 29, 1998.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

*10.11	The Stock Option Plan for Non-employee Directors, incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15829).
*10.12	The Home Federal Savings and Loan Employee Stock Ownership Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71495, dated January 29, 1999.
*10.13	The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71497, dated February 1, 1999.
10.14	Agreement and Plan of Merger by and between the Registrant and Carolina First Bancshares, Inc. dated as of November 7, 1999, incorporated herein by reference to Appendix A of the Registrant’s Registration Statement No. 333-95003 filed January 20, 1999.
*10.15	Amended and Restated Employment Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.16	The First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-132033.
*10.17	The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.18	The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.19	The Carolina First BancShares, Inc. Amended 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.20	The Carolina First BancShares, Inc. 1999 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.21	Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.22	Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.23	Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III dated June 29, 2000, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.24	Carolina First BancShares, Inc. Amended and Restated Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

*10.25	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 0-15829).
*10.26	First Charter Corporation Directors’ Option Deferral Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.27	Supplemental Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
10.28	Stockholder Protection Rights Agreement dated July 19, 2000 incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 21, 2000.
*10.29	Form of Award Agreement for Incentive Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).
*10.30	Form of Award Agreement for Nonqualified Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).
*10.31	Form of First Charter Corporation Incentive Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).
*10.32	Form of First Charter Corporation Nonqualified Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).
*10.33	Form of First Charter Corporation Restricted Stock Award Agreement for use under the Restricted Stock Award Program, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 8-K dated February 27, 2006.
*10.34	Separation Agreement and Release, dated February 1, 2005, by and between First Charter Corporation and Robert O. Bratton, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated February 1, 2005.
*10.35	Employment Agreement, dated April 13, 2005, by and between First Charter Corporation and Charles A. Caswell, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated April 13, 2005.
*10.36	Change in Control Agreement, dated April 13, 2005, by and between First Charter Corporation and Cecil O. Smith, Jr., incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated April 13, 2005.
*10.37	Change in Control Agreement, dated April 13, 2005, by and between First Charter Corporation and Stephen J. Antal, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated April 13, 2005.
*10.38	Transition Agreement and Release, dated April 27, 2005, by and between First Charter Corporation and Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated April 27, 2005.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

*10.39	Form of Performance Shares Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10. 1 of the Registrant’s Form 8-K dated February 27, 2006.
*10.40	Form of Restricted Stock Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated February 27, 2006.
*10.41	Description of 2006 Compensation for Non-Employee Directors, incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K dated January 25, 2006.
*10.42	Description of 2006 Performance Goals for Executive Officers, incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K dated February 27, 2006.
*10.43	Change in Control Agreement, dated September 21, 2005 by and between the Registrant and Josephine Sawyer, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
*10.44	Transition Agreement and Release, dated September 27, 2006, by and between the Registrant and Richard A. Manley, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 27, 2006.
*10.45	Amended Change in Control Agreement, dated November 6, 2006, by and between the Registrant and J. Scott Ensor, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10.46	Change in Control Agreement, dated as of January 26, 2007, by and between the Registrant and Sheila Stoke, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 24, 2007.
11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

Date: April 5, 2007

By:	/s/ Robert E. James, Jr.
Robert E. James, Jr.,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert E. James, Jr. (Robert E. James, Jr.)	President, Chief Executive Officer and Director (Principal Executive Officer)	April 5, 2007

/s/ James E. Burt, III (James E. Burt, III)	Chairman of the Board and Director	April 5, 2007

/s/ Michael R. Coltrane (Michael R. Coltrane)	Vice Chairman of the Board and Director	April 5, 2007

/s/ Charles A. Caswell (Charles A. Caswell)	Executive Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)	April 5, 2007

/s/ Sheila A. Stoke (Sheila A. Stoke)	Senior Vice President and Controller (Principal Accounting Officer)	April 5, 2007

/s/ William R. Black (William R. Black)	Director	April 5, 2007

/s/ Richard F. Combs (Richard F. Combs)	Director	April 5, 2007

/s/ John J. Godbold, Jr. (John J. Godbold, Jr.)	Director	April 5, 2007

/s/ Jewell D. Hoover (Jewell D. Hoover)	Director	April 5, 2007

/s/ Charles A. James (Charles A. James)	Director	April 5, 2007

/s/ Walter H. Jones, Jr. (Walter H. Jones, Jr.)	Director	April 5, 2007

/s/ Samuel C. King, Jr. (Samuel C. King, Jr.)	Director	April 5, 2007

Signature	Title	Date

/s/ Jerry E. McGee (Jerry E. McGee)	Director	April 5, 2007

/s/ Ellen L. Messinger (Ellen L. Messinger)	Director	April 5, 2007

/s/ Hugh H. Morrison (Hugh H. Morrison)	Director	April 5, 2007

/s/ John S. Poelker (John S. Poelker)	Director	April 5, 2007

/s/ Thomas R. Revels (Thomas R. Revels)	Director	April 5, 2007

/s/ Lawrence. D. Warlick, Jr. (Lawrence. D. Warlick, Jr.)	Director	April 5, 2007

/s/ William W. Waters (William W. Waters)	Director	April 5, 2007

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

2.1	Agreement and Plan of Merger, dated June 1, 2006, by and between the Registrant and GBC Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated June 1, 2006.
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).
3.2	Amended and Restated By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 0-15829).
4.1	Indenture dated June 28, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 28, 2005.
4.2	Indenture dated September 29, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 0-15829).
*10.1	Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-15829).
10.2	Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60641, dated August 8, 1998.
*10.3	Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15829).
*10.4	Amended and Restated Employment Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.5	Amended and Restated Supplemental Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.6	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.7	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert E. James, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.8	Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60949, dated July 10, 1995.
*10.9	The 1999 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-54019, dated May 29, 1998.
*10.10	The First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54021, dated May 29, 1998.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

*10.11	The Stock Option Plan for Non-employee Directors, incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15829).
*10.12	The Home Federal Savings and Loan Employee Stock Ownership Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71495, dated January 29, 1999.
*10.13	The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71497, dated February 1, 1999.
10.14	Agreement and Plan of Merger by and between the Registrant and Carolina First Bancshares, Inc. dated as of November 7, 1999, incorporated herein by reference to Appendix A of the Registrant’s Registration Statement No. 333-95003 filed January 20, 1999.
*10.15	Amended and Restated Employment Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.16	The First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-132033.
*10.17	The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.18	The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.19	The Carolina First BancShares, Inc. Amended 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.20	The Carolina First BancShares, Inc. 1999 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.21	Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.22	Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.23	Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III dated June 29, 2000, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).
*10.24	Carolina First BancShares, Inc. Amended and Restated Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15829).

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

*10.25	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 0-15829).
*10.26	First Charter Corporation Directors’ Option Deferral Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
*10.27	Supplemental Agreement dated December 19, 2001 for Stephen M. Rownd, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15829).
10.28	Stockholder Protection Rights Agreement dated July 19, 2000 incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 21, 2000.
*10.29	Form of Award Agreement for Incentive Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).
*10.30	Form of Award Agreement for Nonqualified Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).
*10.31	Form of First Charter Corporation Incentive Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).
*10.32	Form of First Charter Corporation Nonqualified Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-15829).
*10.33	Form of First Charter Corporation Restricted Stock Award Agreement for use under the Restricted Stock Award Program, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 8-K dated February 27, 2006.
*10.34	Separation Agreement and Release, dated February 1, 2005, by and between First Charter Corporation and Robert O. Bratton, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated February 1, 2005.
*10.35	Employment Agreement, dated April 13, 2005, by and between First Charter Corporation and Charles A. Caswell, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated April 13, 2005.
*10.36	Change in Control Agreement, dated April 13, 2005, by and between First Charter Corporation and Cecil O. Smith, Jr., incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated April 13, 2005.
*10.37	Change in Control Agreement, dated April 13, 2005, by and between First Charter Corporation and Stephen J. Antal, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated April 13, 2005.
*10.38	Transition Agreement and Release, dated April 27, 2005, by and between First Charter Corporation and Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated April 27, 2005.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

*10.39	Form of Performance Shares Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10. 1 of the Registrant’s Form 8-K dated February 27, 2006.
*10.40	Form of Restricted Stock Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated February 27, 2006.
*10.41	Description of 2006 Compensation for Non-Employee Directors, incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K dated January 25, 2006.
*10.42	Description of 2006 Performance Goals for Executive Officers, incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K dated February 27, 2006.
*10.43	Change in Control Agreement, dated September 21, 2005 by and between the Registrant and Josephine Sawyer, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
*10.44	Transition Agreement and Release, dated September 27, 2006, by and between the Registrant and Richard A. Manley, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 27, 2006.
*10.45	Amended Change in Control Agreement, dated November 6, 2006, by and between the Registrant and J. Scott Ensor, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*10.46	Change in Control Agreement, dated as of January 26, 2007, by and between the Registrant and Sheila Stoke, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 24, 2007.
11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Footnote 1 of the Consolidated Financial Statements.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan