Form 10-Q
period 2007-03-31
FIRST CHARTER CORP /NC/
filed 2007-05-10
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-15829
FIRST CHARTER CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	56-1355866 (I.R.S. Employer Identification No.)

10200 David Taylor Drive, Charlotte, NC (Address of Principal Executive Offices)	28262-2373 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of May 7, 2007, the Registrant had outstanding 35,151,321 shares of Common Stock, no par value.

First Charter Corporation
FORM 10-Q
QUARTER ENDED MARCH 31, 2007
All reports filed electronically by First Charter Corporation with the United States Securities and Exchange Commission (the “SEC”), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporations’ Web site at www.firstcharter.com. These filings are also accessible on the SEC’s Web site at www.sec.gov.

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
First Charter Corporation
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
(Dollars in thousands, except share data)	2007	2006

Assets
Cash and due from banks	$95,168	$87,771
Federal funds sold	1,256	10,515
Interest-bearing bank deposits	4,431	4,541

Cash and cash equivalents	100,855	102,827
Securities available for sale (cost of $906,580 and $916,189 at March 31, 2007 and December 31, 2006, respectively)	897,762	906,415
Loans held for sale	13,691	12,292
Portfolio loans:
Commercial and construction	2,215,413	2,129,582
Mortgage	604,834	618,142
Consumer	709,628	737,342

Total portfolio loans	3,529,875	3,485,066
Allowance for loan losses	(35,854)	(34,966)
Unearned income	(6)	(13)

Portfolio loans, net	3,494,015	3,450,087
Premises and equipment, net	112,145	111,588
Goodwill and other intangible assets	84,010	85,068
Other assets	182,017	188,440

Total Assets	$4,884,495	$4,856,717

Liabilities
Deposits:
Noninterest-bearing demand	$476,122	$454,975
Demand	434,412	420,774
Money market	636,586	620,699
Savings	114,785	111,047
Certificates of deposit	1,659,461	1,640,633

Total deposits	3,321,366	3,248,128
Federal funds purchased and securities sold under agreements to repurchase	177,790	201,713
Commercial paper and other short-term borrowings	338,661	409,191
Long-term debt	527,778	487,794
Accrued expenses and other liabilities	63,528	62,529

Total Liabilities	4,429,123	4,409,355
Shareholders’ Equity
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 35,104,606 and 34,922,222 shares at March 31, 2007 and December 31, 2006, respectively	233,549	231,602
Common stock held in Rabbi Trust for deferred compensation	(1,283)	(1,226)
Deferred compensation payable in common stock	1,283	1,226
Retained earnings	227,163	221,678
Accumulated other comprehensive loss	(5,340)	(5,918)

Total Shareholders’ Equity	455,372	447,362

Total Liabilities and Shareholders’ Equity	$4,884,495	$4,856,717

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
(Dollars in thousands, except per share amounts	2007	2006

Interest income
Loans	$66,118	$50,260
Securities	10,918	9,311
Federal funds sold	128	36
Interest-bearing bank deposits	50	39

Total interest income	77,214	59,646
Interest expense
Deposits	26,540	16,562
Borrowings	13,939	10,994

Total interest expense	40,479	27,556

Net interest income	36,735	32,090
Provision for loan losses	1,366	1,519

Net interest income after provision for loan losses	35,369	30,571
Noninterest income
Service charges on deposits	7,390	6,698
ATM, debit, and merchant fees	2,444	1,898
Wealth management	716	700
Equity method investments gains, net	1,127	545
Mortgage services	901	523
Gain on sale of Small Business Administration loans	377	—
Brokerage services	1,081	711
Insurance services	3,634	4,334
Bank owned life insurance	1,139	827
Property sale gains, net	63	81
Securities losses, net	(11)	—
Other	705	674

Total noninterest income	19,566	16,991
Noninterest expense
Salaries and employee benefits	19,587	17,200
Occupancy and equipment	4,612	4,705
Data processing	1,790	1,410
Marketing	1,351	1,288
Postage and supplies	1,172	1,182
Professional services	3,586	1,903
Telecommunications	671	563
Amortization of intangibles	223	102
Foreclosed properties	153	54
Other	2,775	2,334

Total noninterest expense	35,920	30,741

Income from continuing operations before income tax expense	19,015	16,821
Income tax expense	6,659	5,668

Income from continuing operations, net of tax	12,356	11,153
Discontinued operations
Income from discontinued operations before gain on sale and income tax expense	—	148
Income tax expense	—	58

Income from discontinued operations, net of tax	—	90

Net income	$12,356	$11,243

Net income per common share
Basic
Income from continuing operations, net of tax	$0.36	$0.36
Income from discontinued operations, net of tax	—	—
Net income	0.36	0.36
Diluted
Income from continuing operations, net of tax	$0.35	$0.36
Income from discontinued operations, net of tax	—	—
Net income	0.35	0.36
Average common shares outstanding
Basic	34,770	30,859
Diluted	35,085	31,153
Dividends declared per common share	$0.195	$0.190

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
	Common Stock		Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except per share amounts)	Shares	Amount	Compensation	Common Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2006	34,922,222	$231,602	$(1,226)	$1,226	$221,678	$(5,918)	$447,362
Comprehensive income:
Net income	—	—	—	—	12,356	—	12,356
Change in unrealized gains and losses on securities, net of reclassification adjustment for net losses included in net income	—	—	—	—	—	578	578

Total comprehensive income							12,934
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(57)	—	—	—	(57)
Deferred compensation payable in common stock	—	—	—	57		—	57
Cash dividends declared, $0.195 per share	—		—	—	(6,871)	—	(6,871)
Issuance of shares under stock-based compensation plans, including related tax effects	182,384	2,929	—	—	—	—	2,929
Issuance of shares pursuant to acquisition	—	(982)	—	—	—	—	(982)

Balance, March 31, 2007	35,104,606	$233,549	$(1,283)	$1,283	$227,163	$(5,340)	$455,372

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2007	2006

Operating activities
Net income	$12,356	$11,243

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,366	1,519
Depreciation	1,814	2,344
Amortization of intangibles	223	102
Amortization of servicing rights	81	101
Stock-based compensation expense	786	513
Tax benefits from stock-based compensation plans	(116)	(144)
Premium amortization and discount accretion, net	89	284
Securities losses, net	11	—
Net gains on sales of other real estate owned	(51)	(18)
Write-downs on other real estate owned	74	—
Equity method investment gains, net	(1,127)	(545)
Gains on sales of loans held for sale	(701)	(376)
Gains on sale of Small Business Administration loans	(377)	—
Property sale gains, net	(63)	(81)
Origination of loans held for sale	(67,080)	(38,833)
Proceeds from sale of loans held for sale	66,382	36,937
Change in cash surrender value of life insurance	(1,158)	(827)
Change in other assets	7,591	(1,050)
Change in other liabilities	1,055	4,686

Net cash provided by operating activities	21,155	15,855
Investing activities
Proceeds from sales of securities available for sale	25,180	10,037
Proceeds from maturities, calls and paydowns of securities available for sale	62,347	21,578
Purchases of securities available for sale	(78,001)	(34,684)
Net change in loans	(45,667)	(67,432)
Proceeds from sales of other real estate owned	498	546
Net purchases of premises and equipment	(2,371)	(2,869)

Net cash used in investing activities	(38,014)	(72,824)
Financing activities
Net change in deposits	73,238	868
Net change in federal funds purchased and securities sold under repurchase agreements	(23,923)	(50,684)
Net change in commercial paper and other short-term borrowings	(70,530)	100,910
Proceeds from issuance of long-term debt and trust preferred securities	150,000	220,000
Retirement of long-term debt	(110,016)	(235,016)
Proceeds from issuance of common stock	2,813	2,076
Tax benefits from stock-based compensation plans	116	144
Cash dividends paid	(6,811)	(5,048)

Net cash provided by financing activities	14,887	33,250

Net decrease in cash and cash equivalents	(1,972)	(23,719)
Cash and cash equivalents at beginning of period	102,827	125,552

Cash and cash equivalents at end of period	$100,855	$101,833

Supplemental information
Cash paid for:
Interest	$40,561	$25,051
Income taxes	3,200	295
Non-cash items:
Transfer of loans to other real estate owned	373	1,475
Unrealized gains (losses) on securities available for sale (net of tax expense (benefit) of $378, and ($583), respectively)	578	(890)

See notes to consolidated financial statements.

First Charter Corporation
Notes to Consolidated Financial Statements
(Unaudited)
First Charter Corporation (“First Charter” or the “Corporation”), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.9 billion and is the holding company for First Charter Bank (the “Bank”). As of March 31, 2007, First Charter operated 57 financial centers, four insurance offices, and 137 ATMs throughout North Carolina and Georgia. First Charter also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, and mortgages. The results of operations of the Bank constitute the substantial majority of the consolidated net income, revenue, and assets of the Corporation.
1. Accounting Policies
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank, and variable interest entities where the Corporation is the primary beneficiary. All significant intercompany transactions and balances have been eliminated.
The information contained in these interim consolidated financial statements, excluding the consolidated balance sheet as of December 31, 2006, is unaudited. The information furnished has been prepared pursuant to United States Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X and does not include all the information and note disclosures required to be included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America.
The accompanying unaudited consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on April 5, 2007.
The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. The information furnished in this report reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and the results of operations for interim periods. All such adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications have no effect on net income or shareholders’ equity as previously reported.
The significant accounting policies followed by the Corporation are presented on pages 69 to 76 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. With the exception of the Corporation’s adoption of certain of the accounting pronouncements discussed in Note 2, these policies have not materially changed from the disclosure in that report.
2. Recent Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”
The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.
SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation is currently evaluating the impact, if any, SFAS 159 will have on the Corporation’s consolidated financial statements.
Fair Value Measurements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The Corporation will adopt the guidance of SFAS 157 beginning January 1, 2008, and does not expect it to have a material impact on the Corporation’s consolidated financial statements.
Accounting for Servicing of Financial Assets: In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140. SFAS 156 requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity amortizes the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assesses servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity measures servicing assets or liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. The Corporation adopted SFAS 156 as of January 1, 2007, and elected the amortization method. The initial adoption of SFAS 156 did not have an impact on the Corporation’s consolidated financial statements.
Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Corporation adopted SFAS 155 as of January 1, 2007 and is effective for all financial instruments acquired or issued by the Corporation on or after the date of adoption. The adoption of SFAS 155 did not have an impact on the Corporation’s consolidated financial statements.
In June 2006, the FASB issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Pursuant to FIN 48, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 requires the tax benefits recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood to be realized upon ultimate settlement. FIN 48 also provides guidance regarding derecognition of tax benefits, interest and penalties related to tax deficiencies, and requires additional income tax disclosures. The Corporation adopted the provisions of FIN 48 as of January 1, 2007 and the adoption did not have a material impact on the Corporation’s consolidated financial statements.

As a result of various tax strategies of the Corporation, the amount of unrecognized tax benefits as of January 1, 2007 was $11.2 million, of which $10.3 million would impact the Corporation’s effective tax rate, if recognized. While it is possible that the unrecognized tax benefit could change significantly during the next year, it is reasonably possible that the Company will recognize approximately $0.4 million of unrecognized tax benefits as a result of the expiration of the relevant statue of limitations.
Consistent with prior reporting periods, the Corporation recognizes interest accrued in connection with unrecognized tax benefits, net of related tax benefits, and penalties in income tax expense in the consolidated statements of income. As of January 1, 2007, the date the Corporation adopted FIN 48, the Corporation had accrued approximately $0.8 million for the payment of interest and penalties. As of March 31, 2007, the Corporation had accrued approximately $0.9 million for the payment of interest and penalties.
The Corporation is under examination by the North Carolina Department of Revenue (the “DOR”) for tax years 1999 through 2001 and is subject to examination for subsequent tax years. As a result of the examination, the DOR issued a proposed tax assessment, including an estimate for accrued interest, of $3.7 million for tax years 1999 and 2000. The Corporation is currently appealing the proposed assessment. The Corporation estimates that the maximum tax liability that may be asserted by the DOR for tax years 1999 through the current tax year is approximately $13.0 million in excess of amounts reserved, net of federal tax benefit. The Corporation would disagree with such potential liability, if assessed, and would intend to continue to defend its position. The Corporation believes its current tax reserves are adequate.
There can be no assurance regarding the ultimate outcome of this matter, the timing of its resolution or the eventual loss or penalties that may result from it, which may be more or less than the amounts reserved by the Corporation.
The Corporation is in no longer subject to U. S. federal income tax examination by tax authorities for years prior to 2003.
Accounting for Purchases of Life Insurance: In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. The EITF reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy when determining the amount that could be realized under the insurance contract. The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Furthermore, the Task Force reached a consensus that the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist if the policy continues to operate under its normal terms (continues to earn interest) during the restriction period. The Corporation adopted EITF No. 06-5 as of January 1, 2007, and the adoption did not have a material impact on the Corporation’s consolidated financial statements.
Effects of Prior-Year Misstatements: In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. In December 2006, the Corporation adopted the provisions of SAB 108. The Corporation’s Annual Report on Form 10-K contains further disclosure related to the adoption of SAB 108 in Note 3 to the consolidated financial statements. The impact of the Corporation’s SAB 108 adjustments as of and for the three months ended March 31, 2006, is summarized below:

	As of and for the Three Months Ended
	March 31, 2006
	Before		As
(in thousands, except per share data)	Adjustment	Adjustment	Adjusted

Other assets	$161,878	$(1,939)	$159,939
Other liabilities	45,599	1,007	46,606
Shareholders’ equity	333,627	(2,946)	330,681
Mortgage services revenue	808	(285)	523
Total noninterest income	17,276	(285)	16,991
Salaries and employee benefits expense	17,154	46	17,200
Total noninterest expense	30,695	46	30,741
Total income tax expense	5,856	(130)	5,726
Net income	11,444	(201)	11,243
Diluted earnings per share	0.37	(0.01)	0.36

3. Acquisitions and Divestitures
Acquisition of GBC Bancorp, Inc. On November 1, 2006, the Corporation completed its acquisition of GBC Bancorp, Inc. (“GBC”), parent of Gwinnett Bank, headquartered in Lawrenceville, Georgia. The assets and liabilities of GBC were recorded on the Corporation’s balance sheet at their estimated fair values as of the acquisition date, and their results of operations were included in the consolidated statements of income from that date forward.
The Corporation continues to finalize the valuations of certain assets and liabilities, including intangible assets. During the three months ended March 31, 2007, the Corporation made certain refinements to its initial allocation of the purchase price of GBC. The following table shows the excess of the purchase price over capitalized merger costs and carrying value of net assets acquired, the initial purchase price allocation, and the resulting goodwill as of the date of the acquisition, subsequent purchase price adjustments, and the adjusted purchase price allocation at March 31, 2007.

	Initial		Adjusted
	Purchase	Purchase	Purchase
	Price	Price	Price
(In thousands)	Allocation	Adjustments	Allocation

Purchase price	$103,221	$(982)	$102,239
Capitalized merger costs	1,211	51	1,262
Carrying value of net assets acquired	39,869	—	39,869

Excess of the purchase price over capitalized merger costs and carrying value of net assets acquired	64,563	(931)	63,632
Purchase accounting adjustments:
Securities	241	—	241
Loans	643	(108)	535
Deferred taxes	794	—	794
Certificates of deposit	—	(34)	(34)

Subtotal	1,678	(142)	1,536

Core deposit intangibles	(3,091)	(469)	(3,560)
Other identifiable intangible assets	(1,186)	238	(948)

Goodwill	$61,964	$(1,304)	$60,660

Sale of Southeastern Employee Benefits Services. On December 1, 2006, the Corporation completed the sale of Southeastern Employee Benefits Services (“SEBS”), the sole component of its former employee benefits administration business, to an independent third-party administrator for $3.1 million in cash. The results of SEBS are presented as Discontinued Operations for all periods presented. Condensed financial statements for discontinued operations are presented below.

	Three Months Ended
	March 31
(In thousands)	2007	2006

Noninterest income	$—	$965
Noninterest expense	—	817

Income from discontinued operations before tax	—	148
Gain on sale	—	—
Income tax expense	—	58

Income from discontinued operations, after tax	$—	$90

4. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of the Corporation’s common stock outstanding for the three months ended March 31, 2007 and 2006, respectively. Diluted net income per share reflects the potential dilution that could occur if the

Corporation’s potential common stock equivalents and contingently issuable shares, which consist of dilutive stock options, restricted stock, and performance shares, were issued.
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding follows:

	Three Months Ended
	March 31
	2007	2006

Basic weighted-average number of common shares outstanding	34,770,106	30,859,461
Dilutive effect arising from potential common stock issuances	314,534	293,877

Diluted weighted-average number of common shares outstanding	35,084,640	31,153,338

The effects of outstanding anti-dilutive stock options are excluded from the computation of diluted net income per share. These amounts were 424,024 and 258,950 shares for the three months ended March 31, 2007 and 2006, respectively.
Dividends declared by the Corporation were $0.195 and $0.19 per share for the three months ended March 31, 2007 and 2006, respectively.
5. Goodwill and Other Intangible Assets
A summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the net carrying amount of unamortized intangible assets follows:

	March 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets from continuing operations:
Core deposits	$3,560	$301	$3,259	$3,091	$200	$2,891
Noncompete agreements	90	70	20	90	63	27
Customer lists	2,359	1,292	1,067	2,359	1,177	1,182

Total amortized intangible assets	6,009	1,663	4,346	5,540	1,440	4,100

Goodwill	79,664	—	79,664	80,968	—	80,968

Total goodwill and amortized intangible assets	$85,673	$1,663	$84,010	$86,508	$1,440	$85,068

The gross carrying amount of core deposit intangibles increased to $3.6 million at March 31, 2007, from $3.1 million at December 31, 2006, and goodwill decreased to $79.7 million at March 31, 2007, from $81.0 million at December 31, 2006. The adjustments were due to refinements made in the purchase accounting for the GBC acquisition. Refer to Note 3 for further discussion of these purchase accounting adjustments.
Amortization expense from continuing and discontinued operations follows:

	Three Months Ended
	March 31
(In thousands)	2007	2006

Continuing operations	$223	$102
Discontinued operations	—	48

Total intangibles amortization expense	$223	$150

Expected future amortization expense on finite-lived intangible assets follows:

	Core	Noncompete	Customer
(In thousands)	Deposits	Agreements	Lists	Total

April – December 2007	$507	$20	$307	$834
2008	608	—	313	921
2009	531	—	204	735
2010	453	—	100	553
2011	375	—	57	432
2012 and after	785	—	86	871

Total intangibles amortization	$3,259	$20	$1,067	$4,346

6. Comprehensive Income
Comprehensive income is defined as the change in shareholders’ equity from all transactions other than those with shareholders, and it includes net income and other comprehensive income.
The components of comprehensive income follow:

	Three Months Ended
	March 31, 2007
	Pre-tax	Tax Expense	After-tax
(In thousands)	Amount	(Benefit)	Amount

Comprehensive income
Net income	$19,015	$6,659	$12,356
Other comprehensive income
Unrealized gains on available-for-sale securities:
Net unrealized gains	945	374	571
Reclassification adjustment for losses included in net income	(11)	(4)	(7)

Other comprehensive income	956	378	578

Total comprehensive income	$19,971	$7,037	$12,934

Accumulated other comprehensive loss at January 1, 2007	$(9,774)	$(3,856)	$(5,918)
Other comprehensive income	956	378	578

Accumulated other comprehensive loss at March 31, 2007	$(8,818)	$(3,478)	$(5,340)

	Three Months Ended
	March 31, 2006
	Pre-tax	Tax Expense	After-tax
(In thousands)	Amount	(Benefit)	Amount

Comprehensive income
Net income	$16,969	$5,726	$11,243
Other comprehensive loss
Unrealized losses on available-for-sale securities:
Net unrealized losses	(1,473)	(583)	(890)
Reclassification adjustment for losses included in net income	—	—	—

Other comprehensive loss	(1,473)	(583)	(890)

Total comprehensive income	$15,496	$5,143	$10,353

Accumulated other comprehensive loss at January 1, 2006	$(18,599)	$(7,344)	$(11,255)
Other comprehensive loss	(1,473)	(583)	(890)

Accumulated other comprehensive loss at March 31, 2006	$(20,072)	$(7,927)	$(12,145)

7. Securities Available for Sale
Securities available for sale are summarized as follows:

	March 31, 2007
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government agency obligations	$228,063	$317	$1,820	$226,560
Mortgage-backed securities	471,068	932	8,057	463,943
State, county, and municipal obligations	99,237	655	347	99,545
Asset-backed securities	57,766	123	1,025	56,864
Equity securities	50,446	449	45	50,850

Total securities	$906,580	$2,476	$11,294	$897,762

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government agency obligations	$278,106	$358	$3,070	$275,394
Mortgage-backed securities	419,824	768	8,572	412,020
State, county, and municipal obligations	102,221	745	364	102,602
Asset-backed securities	65,141	11	37	65,115
Equity securities	50,897	387	—	51,284

Total securities	$916,189	$2,269	$12,043	$906,415

The contractual maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation’s securities portfolio at March 31, 2007, are summarized below. Actual maturities may differ from contractual maturities shown below, as borrowers may have the right to pre-pay these obligations without pre-payment penalties.

			Due after 1		Due after 5
	Due in 1 year		through 5		through 10		Due after
	or less		years		years		10 years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Fair value of securities available for sale
U.S. government agency obligations	$120,638	3.36%	$98,155	4.45%	$7,767	5.56%	$—	—%	$226,560	3.91%
Mortgage-backed securities (1)	—	—	251,254	5.13	195,198	4.81	17,491	5.57	463,943	5.01
State and municipal obligations (2)	16,833	7.22	39,845	5.83	7,886	5.83	34,981	5.59	99,545	5.98
Asset-backed securities	—	—	24,750	7.53	10,000	6.72	22,114	7.41	56,864	7.34
Equity securities (3)	—	—	—	—	—	—	50,850	6.17	50,850	6.17

Total	$137,471	3.83%	$414,004	5.18%	$220,851	4.96%	$125,436	6.14%	$897,762	5.05%

Amortized cost of securities available for sale	$138,136		$417,719		$224,659		$126,066		$906,580

(1)	Maturities estimated based on average life of security.

(2)	Yields on tax-exempt securities are calculated on a tax-equivalent basis using the marginal Federal income tax rate of 35 percent.

(3)	Although equity securities have no stated maturity, they are presented for illustrative purposes only. The 6.17% yield represents the expected dividend yield to be earned on equity securities, principally investments in Federal Home Loan Bank of Atlanta and Federal Reserve Bank stock.
Securities with an aggregate carrying value of $567.2 million and $632.9 million at March 31, 2007 and December 31, 2006, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank (“FHLB”) borrowings.

Gross gains and losses recognized on the sale of securities are summarized as follows:

	Three Months Ended
	March 31
(In thousands)	2007	2006

Gross gains	$94	$—
Gross losses	(105)	—

Securities losses, net	$(11)	$—

At March 31, 2007 and December 31, 2006, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $43.3 million and $44.3 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are redeemable at par value from the FHLB. In addition, the Bank owned Federal Reserve Bank stock with a cost basis (par value) of $5.7 million and $5.6 million at March 31, 2007 and December 31, 2006, respectively, which is also included in equity securities.
There were no write-downs for other-than-temporary declines in the fair value of debt and equity securities for the three months ended March 31, 2007 or 2006.
As of March 31, 2007, there were no issues of securities available for sale (excluding U.S. government agency obligations), which had carrying values that exceeded 10 percent of shareholders’ equity of the Corporation.
U.S. government agency obligations of $188.2 million were considered temporarily impaired at March 31, 2007. U.S. government agency obligations are interest-bearing debt securities of U.S. government agencies (i.e., FNMA and FHLMC). At March 31, 2007, mortgage-backed securities of $320.4 million were considered temporarily impaired. The Corporation’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. State, county, and municipal obligations of $19.2 million were considered temporarily impaired at March 31, 2007. Asset-backed securities of $9.0 million were considered temporarily impaired at March 31, 2007. These obligations are collateralized debt obligations, representing securitizations of financial company capital securities. Equity securities of $455,000 were considered temporarily impaired at March 31, 2007.
The unrealized losses at March 31, 2007, shown in the following table resulted primarily from an increase in rates across the yield curve.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

AAA/AA-RATED SECURITIES
U.S. government agency obligations	$—	$—	$188,155	$1,820	$188,155	$1,820
Mortgage-backed securities	65,157	506	255,265	7,551	320,422	8,057

State, county, and municipal obligations	995	2	18,158	345	19,153	347

Total AAA/AA-rated securities	66,152	508	461,578	9,716	527,730	10,224
A/BBB-RATED SECURITIES
Asset-backed securities	9,000	1,025	—	—	9,000	1,025

Total A/BBB-rated securities	9,000	1,025	—	—	9,000	1,025
UNRATED SECURITIES
Equity securities	455	45	—	—	455	45

Total unrated securities	455	45	—	—	455	45

Total temporarily impaired securities	$75,607	$1,578	$461,578	$9,716	$537,185	$11,294

At March 31, 2007, investments in a gross unrealized loss position included 18 U.S. agency securities, 52 mortgage-backed securities, 20 municipal obligations, another asset-backed security, and one equity security. The unrealized losses associated with these securities were not considered to be other-than-temporary, because they were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or the issuer. In addition, investments that have been in an unrealized loss position for longer than one year have an external credit rating of AAA by Standard & Poors. At March 31, 2007, the Corporation had the ability and the intent to hold these investments to recovery of fair market value.
8. Loans and Allowance for Loan Losses
The Bank primarily makes commercial and installment loans to customers throughout its primary market area, which includes the states of North Carolina, South Carolina, and Georgia, and predominately centers on the metro regions of Charlotte and Raleigh, North Carolina, and Atlanta, Georgia. The real estate loan portfolio can be affected by the condition of the local real estate markets. At March 31, 2007, the majority of the total loan portfolio was to borrowers within this market area. The diversity of this market area’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial base in the Corporation’s market area.
Portfolio loans are categorized as follows:

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$1,062,672	30.1%	$1,034,330	29.7%
Commercial non real estate	315,102	8.9	301,958	8.7
Construction	837,639	23.8	793,294	22.8
Mortgage	604,834	17.1	618,142	17.7
Home equity	427,441	12.1	447,849	12.8
Consumer	282,187	8.0	289,493	8.3

Total portfolio loans	$3,529,875	100.0%	$3,485,066	100.0%

A summary of changes in the allowance for loan losses follows:

	Three Months Ended
	March 31
(In thousands)	2007	2006

Balance at beginning of period	$34,966	$28,725
Provision for loan losses	1,366	1,519
Charge-offs	(786)	(1,229)
Recoveries	308	490

Net charge-offs	(478)	(739)

Balance at end of period	$35,854	$29,505

The table below summarizes the Corporation’s nonperforming assets.

	March 31	December 31
(In thousands)	2007	2006

Nonaccrual loans	$10,943	$8,200
Loans 90 days or more past due and accruing interest	—	—

Total nonperforming loans	10,943	8,200
Other real estate	6,330	6,477

Total nonperforming assets	$17,273	$14,677

At March 31, 2007 and December 31, 2006, impaired loans amounted to $7.6 million and $1.0 million, respectively. Included in the allowance for loan losses was $704,000 and $282,000 related to the impaired loans at March 31, 2007 and December 31, 2006, respectively. Beginning January 1, 2007, the Corporation began including consumer and residential mortgage loans with outstanding principal balances of $150,000 or greater in its computation of impaired loans calculated under SFAS 114, Accounting by Creditors for Impairment of a Loan — an Amendment to FASB Statements No. 5 and No. 15. The application of this methodology conforms the consumer and residential mortgage loan analysis to the Corporation’s SFAS 114 analysis for commercial loans. Included in the $7.6 million of total impaired loans at March 31, 2007 were $2.3 million of consumer and residential mortgage loans. Had this methodology been applied at December 31, 2006, the impaired loan balance would have been $4.0 million.
The average recorded investment in individually impaired loans for the three months ended March 31, 2007 and 2006 was $5.5 million and $2.4 million, respectively. Included in the $5.5 million of average impaired loans for the three months ended March 31, 2007 was $2.4 million of consumer and residential mortgage loans.
9. Servicing Rights
As of March 31, 2007, the Corporation serviced $203.7 million of mortgage loans for other parties. The carrying value and aggregate estimated fair value of mortgage servicing rights (“MSR”) at March 31, 2007 was $715,000 and $2.1 million, respectively, compared to a carrying value and estimated fair value of $756,000 and $2.1 million, respectively, at December 31, 2006.
In conjunction with the Corporation’s acquisition of GBC and its primary banking subsidiary, Gwinnett Bank, on November 1, 2006, the Corporation capitalized $1.2 million in servicing rights on Small Business Administration (“SBA”) loans originated, sold, and serviced by Gwinnett Bank. Effective March 1, 2007, Gwinnett Bank was merged with and into the Bank. As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, the Corporation was in the process of finalizing the valuations of certain assets, including the SBA loan servicing rights. During the three months ended March 31, 2007, the servicing rights valuation was refined, resulting in a downward adjustment of $238,000. Amortization expense included for the three months ended March 31, 2007, was $40,000. As of March 31, 2007, the Corporation serviced $40.0 million of SBA loans for other parties, and the carrying value and estimated fair value of the SBA loan servicing rights (“SSR”) was $872,000 and $1.0 million, respectively.
Servicing rights are periodically evaluated for impairment based on their fair value. Impairment is recognized through a valuation allowance. Fair value is estimated based on market prices for similar assets and on the discounted estimated present value of future net cash flows based on market consensus loan prepayment estimates, historical prepayment rates, interest rates, and other economic factors. For purposes of impairment evaluation, the servicing assets are stratified based on predominant risk characteristics of the underlying loans, including loan type (conventional or government) and note rate.

The following is an analysis of capitalized servicing rights included in other assets in the consolidated balance sheets:

	2007		2006
(In thousands)	MSR	SSR	MSR	SSR

Balance, January 1	$756	$1,137	$1,133	$—
Servicing rights capitalized	—	13	—	—
Purchase accounting adjustment	—	(238)	—	—
Amortization expense	(41)	(40)	(101)	—
Valuation allowance	—	—	—	—

Balance, March 31	$715	$872	$1,032	$—

Assumptions used to value the MSR included an average conditional prepayment rate (“CPR”) of 15.7 percent, an average discount rate of 12.3 percent, and a weighted-average life of 3.6 years. An increase in the prepayment speeds of 10 percent and 20 percent may result in a decline in fair value of $85,000 and $164,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $55,000 and $107,000, respectively. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which may magnify or counteract the sensitivities.
Assumptions used to value the SSR included a CPR of 12.0 percent, a discount rate of 11.0 percent, and a weighted-average life of 4.7 years. An increase in the prepayment speeds of 10 percent and 20 percent may result in a decline in fair value of $46,000 and $89,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $29,000 and $56,000, respectively.
The MSR and SSR are expected to be amortized against other noninterest income over a weighted-average period of 3.2 years and 3.1 years, respectively. Expected future amortization expense for these capitalized servicing rights follows:

(In thousands)	MSR	SSR	Total

April 1 - December 31, 2007	$124	$149	$273
2008	135	169	304
2009	111	140	251
2010	92	116	208
2011	74	94	168
2012 and after	179	204	383

Total amortization	$715	$872	$1,587

Contractual servicing fee revenue recognized for the three months ended March 31, 2007 and 2006, was $362,000 and $274,000, respectively, and was included in other noninterest income.
10. Stock-Based Compensation
First Charter Comprehensive Stock Option Plan. In April 1992, the Corporation’s shareholders approved the First Charter Corporation Comprehensive Stock Option Plan (Comprehensive Stock Option Plan). Under the terms of the Comprehensive Stock Option Plan, stock options (which can be incentive stock options or non-qualified stock options) may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Stock Option Plan generally are determined by the Compensation Committee of the Corporation’s Board of

Directors (Compensation Committee). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. Under the Comprehensive Stock Option Plan, 480,000 shares of common stock are reserved for issuance. During the three months ended March 31, 2007, no shares were issued under this plan.
First Charter Corporation Stock Option Plan for Non-Employee Directors. In April 1997, the Corporation’s shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (Director Plan). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally are determined by the Compensation Committee. The exercise price for each option granted, however, is the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan. During the three months ended March 31, 2007, no shares were issued under this plan.
2000 Omnibus Stock Option and Award Plan. In June 2000, the Corporation’s shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (the “2000 Omnibus Plan”). Under the 2000 Omnibus Plan, 2.0 million shares of common stock were originally reserved for issuance. In April of 2005, the shareholders approved an amendment to the 2000 Omnibus Plan, authorizing an additional 1.5 million shares for issuance, for a total of 3.5 million shares. The 2000 Omnibus Plan permits the granting of stock options and nonvested shares to Directors and key employees. Stock options are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant; those stock option awards generally vest ratably over five years and have a 10-year contractual term. Nonvested shares are generally granted at a value equal to the market price of the Corporation’s common stock at the date of grant and vesting is based on either service or performance conditions. Service-based nonvested shares generally vest over three years. Performance-based nonvested shares are earned over three years upon meeting various performance goals as approved by the Compensation Committee of the Corporation’s Board of Directors (the “Compensation Committee”), including cash return on equity, targeted charge-off levels, and earnings per share growth as measured against a group of selected peer companies. During the three months ended March 31, 2007, 71,500 stock options, 21,000 service-based nonvested shares, and 54,600 performance-based nonvested shares were issued under this plan.
Restricted Stock Award Program. In April 1995, the Corporation’s shareholders approved the First Charter Corporation Restricted Stock Award Program (the “Restricted Stock Plan”). Awards of restricted stock (nonvested shares) may be made under the Restricted Stock Plan at the discretion of the Compensation Committee to key employees. Nonvested shares are granted at a value equal to the market price of the Corporation’s common stock at the date of grant and generally vest based on either three or five years of service. Under the Restricted Stock Plan, a maximum of 360,000 shares of common stock are reserved for issuance. During the three months ended March 31, 2007, there were 71,203 service-based nonvested shares issued under this plan.
Stock-based compensation costs totaled $786,000 for the three months ended March 31, 2007, which consisted of $50,000 related to stock options, $523,000 related to service-based nonvested shares, and $213,000 related to performance-based nonvested shares. Stock-based compensation costs totaled $513,000 for the three months ended March 31, 2006, which consisted of $279,000 related to stock options, $127,000 related to service-based nonvested shares, and $107,000 related to performance-based nonvested shares.

The fair value of each stock option award is estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended
	March 31
	2007	2006

Expected volatility	22.4%	24.8%
Expected dividend yield	3.2	3.2
Risk-free interest rate	4.8	4.7
Expected term (in years)	8.0	8.0

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Corporation’s stock.
Stock option activity under the Comprehensive Stock Option Plan, the Director Plan, and the 2000 Omnibus Plan at and for the three months ended March 31, 2007, follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at January 1, 2007	1,497,619	$20.57
Granted	71,500	24.46
Exercised	(56,960)	18.98		$297,893
Forfeited or expired	(204,906)	25.79

Outstanding at March 31, 2007	1,307,253	$20.03	5.5	$3,093,754

Exercisable at March 31, 2007	1,187,673	$19.62	5.1	$3,093,754

Weighted-average Black-Scholes fair value of options granted during the year		$5.63

The weighted-average Black-Scholes fair value of options granted during the three months ended March 31, 2006 was $5.85, and the aggregate intrinsic value of options exercised was $883,000.
Nonvested share activity under the Omnibus Plan and the Restricted Stock Plan at and for the three months ended March 31, 2007 follows:

	Service-Based		Performance-Based
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1, 2007	215,663	$24.00	51,600	$21.91
Granted	92,203	24.34	54,600	22.70
Vested	(5,342)	23.66	—	—
Forfeited or expired	(13,262)	23.81	—	—

Outstanding at March 31, 2007	289,262	$24.14	106,200	$22.32

As of March 31, 2007, there was $5.5 million of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan and the Restricted Stock Plan. This cost is expected to be recognized over a remaining weighted-average period of 2.4 years. The total fair value of shares vested during the three months ended March 31, 2007, was $126,000.
As of March 31, 2007, there was $1.8 million of total unrecognized compensation cost related to performance-based nonvested share-based compensation arrangements granted under the Omnibus Plan. This cost is expected to be recognized over a remaining weighted-average period of 2.2 years.
The following table provides certain information about stock options outstanding at March 31, 2007:

	Outstanding Options			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price

$ 5.01-10.00	3,400	2.5	$9.04	3,400	$9.04
10.01 - 12.50	18,702	1.7	11.63	18,702	11.63
12.51 - 15.00	69,725	2.5	14.44	69,725	14.44
15.01 - 17.50	277,911	4.1	16.63	277,911	16.63
17.51 - 20.00	292,232	4.3	18.45	292,232	18.45
20.01 - 22.50	177,546	6.4	20.78	177,546	20.78
22.51 - 25.00	435,672	7.7	23.83	316,092	23.72
25.01 - 27.50	32,065	2.7	26.35	32,065	26.35

Total	1,307,253	5.5	$20.03	1,187,673	$19.62

11. Deposits
A summary of deposit balances follows:

	March 31	December 31
(In thousands)	2007	2006

Noninterest bearing demand	$476,122	$454,975
Interest bearing demand	434,412	420,774
Money market accounts	636,586	620,699
Savings deposits	114,785	111,047
Certificates of deposit	1,659,461	1,640,633

Total deposits	$3,321,366	$3,248,128

12. Other Borrowings
A summary of other borrowings follows:

	March 31		December 31
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Contractual		Contractual
(In thousands)	Balance	Rate	Balance	Rate

Federal funds purchased and securities sold under agreements to repurchase	$177,790	4.57%	$201,713	4.60%
Commercial paper	18,661	2.84	38,191	2.72
Other short-term borrowings	320,000	5.30	371,000	5.35
Long-term debt	527,778	5.09	487,794	4.79

Total other borrowings	$1,044,229	5.03%	$1,098,698	4.87%

Securities sold under agreements to repurchase represent short-term borrowings by the banking subsidiaries with maturities less than one year collateralized by a portion of the Corporation’s securities of the United States government or its agencies, which have been delivered to a third party custodian for safekeeping. Securities with an aggregate carrying value of $166.3 million and $214.9 million at March 31, 2007 and December 31, 2006, respectively, were pledged to secure securities sold under agreements to repurchase.
Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the banking subsidiaries. At March 31, 2007, the Corporation’s banking subsidiary had federal funds back-up lines of credit totaling $175.0 million with $44.0 million outstanding.
The Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial clients. Commercial paper outstanding at March 31, 2007 was $18.7 million, compared to $38.2 million at December 31, 2006.
Other short-term borrowings consist of the FHLB borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At March 31, 2007, the Bank had $320.0 million of short-term FHLB borrowings, compared to $371.0 million at December 31, 2006.
Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At March 31, 2007, the Bank had $465.9 million of long-term FHLB borrowings, compared to $425.9 million at December 31, 2006. In addition, the Corporation had $61.9 million of outstanding subordinated debentures at March 31, 2007 and December 31, 2006.
The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II, in June 2005 and September 2005, respectively; both are wholly-owned business trusts. First Charter Capital Trust I and First Charter Capital Trust II issued $35 million and $25 million, respectively, of trust preferred securities that were sold to third parties. The proceeds of the sale of the trust preferred securities were used to purchase the subordinated debentures (the “Notes”) discussed above from the Corporation, which are presented as long-term borrowings in the consolidated balance sheet and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
The following table is a summary of the Corporation’s outstanding trust preferred securities and Notes at March 31, 2007.

(Dollars in thousands)
		Aggregate Principal
		Amount of Trust		Stated	Per Annum	Interest
		Preferred	Aggregate Principal	Maturity of	Interest Rate of	Payment	Redemption
Issuer	Issuance Date	Securities	Amount of the Notes	the Notes	the Notes	Dates	Period

Capital Trust I	June 2005	$35,000	$36,083	September 2035	3 mo. LIBOR + 169 bps	3/15, 6/15, 9/15, 12/15	On or after 9/15/2010

Capital Trust II	September 2005	25,000	25,774	December 2035	3 mo. LIBOR + 142 bps	3/15, 6/15, 9/15, 12/15	On or after 12/15/2010

Total		$60,000	$61,857

13. Commitments, Contingencies, and Off-Balance-Sheet Risk
Commitments and Off-Balance-Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at March 31, 2007, of standby letters of credit issued or modified during the three months ended March 31, 2007 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.
The Corporation’s maximum exposure to credit risk follows:

	Less than
(In thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Total

Loan commitments	$673,645	$140,650	$35,473	$62,139	$911,907
Lines of credit	32,253	1,991	1,880	449,389	485,513
Standby letters of credit	22,865	2,490	—	—	25,355

Total commitments	$728,763	$145,131	$37,353	$511,528	$1,422,775

Contingencies. The Corporation is under examination by the North Carolina Department of Revenue for tax years 1999 through 2001 and is subject to examination for subsequent tax years. Additional information regarding the examination is included in Note 2.
The Corporation and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity, or financial position of the Corporation or the Bank.

14. Regulatory Restrictions and Capital Ratios
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of March 31, 2007, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
The Corporation’s and the Bank’s various regulators have issued regulatory capital requirements for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At March 31, 2007, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks. In the judgment of management, there have been no events or conditions since March 31, 2007, that would change the “well capitalized” status of the Corporation or the Bank.
The Corporation’s and the Bank’s actual capital amounts and ratios follow:

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2007:
Leverage
First Charter Corporation	$436,655	9.10%	$191,880	4.00%	None	None
First Charter Bank	407,213	8.61	189,187	4.00	$236,484	5.00%

Tier I Capital
First Charter Corporation	$436,655	10.81%	$161,640	4.00%	None	None
First Charter Bank	407,213	10.09	161,490	4.00	$242,236	6.00%

Total Risk-Based Capital
First Charter Corporation	$472,709	11.70%	$323,280	8.00%	None	None
First Charter Bank	443,067	10.97	322,980	8.00	$403,726	10.00%

At December 31, 2006:
Leverage
First Charter Corporation	$428,136	9.32%	$183,678	4.00%	None	None
First Charter Bank	362,970	8.36	173,591	4.00	$216,988	5.00%

Tier I Capital
First Charter Corporation	$428,136	10.49%	$163,299	4.00%	None	None
First Charter Bank	362,970	9.99	145,275	4.00	$217,913	6.00%

Total Risk-Based Capital
First Charter Corporation	$463,268	11.35%	$326,598	8.00%	None	None
First Charter Bank	393,664	10.84	290,550	8.00	$363,188	10.00%

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
The Corporation from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve was $1.0 million at March 31, 2007.
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
The primary source of funds available to the Corporation is the payment of dividends from the Bank. Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations.
15. Business Segment Information
The Corporation operates one reportable segment, the Bank, the Corporation’s primary banking subsidiary. The Bank provides businesses and individuals with commercial, consumer and mortgage loans, deposit banking services, brokerage services, insurance products, and comprehensive financial planning solutions. The results of the Bank’s operations constitute a substantial majority of the consolidated net income, revenue and assets of the Corporation. Intercompany transactions and the Corporation’s revenue, expenses, assets (including cash, investment securities, and investments in venture capital limited partnerships) and liabilities (including commercial paper and subordinated debentures) are included in the “Other” category.

Information regarding the separate results of operations and assets for the Bank and Other for the three months ended March 31, 2007 and 2006, follows:

	Three Months Ended
	March 31, 2007
				Consolidated
(In thousands)	The Bank (1)	Other	Eliminations	Total

Interest income	$77,132	$82	$—	$77,214
Interest expense	39,222	1,257	—	40,479

Net interest income (expense)	37,910	(1,175)	—	36,735
Provision for loan losses	1,366	—	—	1,366
Noninterest income	19,458	108	—	19,566
Noninterest expense	35,710	210	—	35,920

Income (loss) from continuing operations before income tax expense	20,292	(1,277)	—	19,015
Income tax expense (benefit)	7,106	(447)	—	6,659

Net income (loss)	$13,186	$(830)	$—	$12,356

Average loans	$3,521,868	$—	$—	$3,521,868
Average assets	4,856,050	540,699	(525,666)	4,871,083
Total assets	4,866,281	540,302	(522,088)	4,884,495

(1)	Includes the results of Gwinnett Banking Company

	Three Months Ended
	March 31, 2006
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$59,628	$18	$—	$59,646
Interest expense	26,476	1,080	—	27,556

Net interest income (expense)	33,152	(1,062)	—	32,090
Provision for loan losses	1,519	—	—	1,519
Noninterest income	16,903	88	—	16,991
Noninterest expense	30,678	63	—	30,741

Income (loss) from continuing operations before income tax expense	17,858	(1,037)	—	16,821
Income tax expense (benefit)	6,019	(351)	—	5,668

Income (loss) from continuing operations, net of tax	11,839	(686)	—	11,153
Discontinued operations:
Income from discontinued operations	148	—	—	148
Income tax expense	58	—	—	58

Income from discontinued operations, net of tax	90	—	—	90

Net income (loss)	$11,929	$(686)	$—	$11,243

Average loans	$2,945,908	$—	$—	$2,945,908
Average assets of continuing operations	4,183,733	418,097	(402,893)	4,198,937
Average assets of discontinued operations	2,540	—	—	2,540
Total assets of continuing operations	4,260,238	421,395	(402,889)	4,278,744
Total assets of discontinued operations	2,673	—	—	2,673

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
Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements, and which may be beyond the Corporation’s control, include, among others, the following possibilities: (i) projected results in connection with management’s implementation of, or changes in, the Corporation’s business plan and strategic initiatives, including balance sheet initiatives described herein, are lower than expected; (ii) competitive pressure among financial services companies increases significantly; (iii) costs or difficulties related to the integration of acquisitions, including deposit attrition, customer retention and revenue loss, or expenses in general are greater than expected; (iv) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (v) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (vi) changes in the interest rate environment, or interest rate policies of the Board of Governors of the Federal Reserve System, may reduce interest margins and affect funding sources; (vii) changes in market rates and prices may adversely affect the value of financial products; (viii) legislation or regulatory requirements or changes thereto, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (ix) regulatory compliance cost increases are greater than expected; (x) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation; (xi) the Corporation’s competitors may have greater financial resources and may develop products that enable them to compete more successfully in the markets in which the Corporation operates; (xii) changes in the securities markets, including changes in interest rates, may adversely affect the Corporation’s ability to raise capital from time to time; (xiii) the material weaknesses in the Corporation’s internal control over financial reporting result in subsequent adjustments to management’s projected results; and (xiv) implementation of management’s plans to remediate the material weaknesses takes longer than expected and causes the Corporation to incur costs that are greater than expected.
Overview

First Charter Corporation (NASDAQ: FCTR) (hereinafter referred to as “First Charter,” the “Corporation,” or the “Registrant”), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.9 billion and is the holding company for First Charter Bank (the “Bank”). As of March 31, 2007, First Charter operated 57 financial centers, four insurance offices, and 137 ATMs throughout North Carolina and Georgia, and also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, and mortgages. The results of operations of the Bank constitute the substantial majority of the consolidated net income, revenue, and assets of the Corporation.
The Corporation’s principal source of earnings is derived from net interest income. Net interest income is the interest earned on securities, loans, and other interest-earning assets less the interest paid for deposits and short- and long-term debt.
Another source of earnings for the Corporation is noninterest income. Noninterest income is derived largely from service charges on deposit accounts and other fee or commission-based services and products, including mortgage, wealth management, brokerage, and insurance. Other sources of noninterest income include securities gains or losses, gains from Small Business Administration loan sales, transactions involving bank-owned property, and income from Bank Owned Life Insurance (“BOLI”) policies.
Noninterest expense is the primary component of expense for the Corporation. Noninterest expense is primarily composed of corporate operating expenses, including salaries and benefits, occupancy and equipment, professional fees, and other operating expense. Income taxes are also considered a material expense.
The Community-Banking Model
The Bank follows a community-banking model. The community-banking model is focused on delivering a broad array of financial products and solutions to our clients with exceptional service and convenience at a fair price. It emphasizes local market decision-making and management whenever possible. Management believes this model works well against larger competitors that may have less flexibility, as well as local competition that may not have the array of products and services that the Bank offers. The Bank competes against four of the largest banks in the country, as well as other local banks, savings and loan associations, credit unions, and finance companies. Management believes that by focusing on core values, striving to exceed our clients’ expectations, being an employer of choice and providing exceptional value to shareholders, the Corporation can achieve the profitability and growth goals it has set for itself.
Market Expansion
First Charter expanded into the Raleigh, North Carolina market with the opening of a de novo financial center in October 2005 and three more in mid-February, 2006. A fifth de novo financial center opened in Raleigh in late-January 2007.
On November 1, 2006, the Corporation entered the greater Atlanta, Georgia metropolitan market with the acquisition of GBC Bancorp, Inc. (“GBC”) and its banking subsidiary, Gwinnett Banking Company (“Gwinnett Bank”), with financial centers located in Lawrenceville and Alpharetta, Georgia. By expanding into the greater Atlanta metropolitan market through this acquisition, the Corporation has been able to spread its credit risk over multiple market areas and states, as well as gain access to another large market area as a source of core deposits. Effective March 1, 2007, Gwinnett Bank was merged with and into the Bank.
Recent Challenges
During the fourth quarter of 2006, the Corporation closed two significant transactions, the acquisition of GBC and the sale of Southeastern Employee Benefits Services (“SEBS”), its employee benefits administration business. In addition, the Corporation was faced with several new accounting standards. The numerous challenges that these events posed for the Corporation were compounded by a key vacancy in the leadership of its accounting area and turnover within other key finance positions, and exposed certain material weaknesses in the Corporation’s internal control over financial reporting. Management has begun to implement its remediation plan to address these material weaknesses (the “Remediation Plan”). See Item 4A. Controls and Procedures.
For additional information with respect to the Corporation’s recent accomplishments and challenges, the material weaknesses in the Corporation’s internal controls, and the Remediation Plan, refer to First Charter’s Annual Report on Form 10-K for the year ended December 31, 2006.

Financial Summary
The Corporation’s first quarter 2007 net income was $12.4 million, a 9.9 percent increase, compared to $11.2 million for the first quarter of 2006. On a per share basis, net income was $0.35 per diluted share, compared to $0.36 per diluted share for the first quarter of 2006.
Total revenue on a tax-equivalent basis increased 14.7 percent to $56.9 million, compared to $49.7 million in the first quarter of 2006. Return on average tangible equity was 13.9 percent and return on average assets was 1.03 percent, compared to 15.2 percent and 1.09 percent, respectively, a year ago.
First quarter 2007 results include a full quarter of financial performance and the effect of additional outstanding shares from the recent acquisition of GBC Bancorp, Inc., compared with two months of results in the 2006 fourth quarter and no impact in the year-ago quarter.

Table One
Selected Financial Data by Quarter

	Three Months Ended
	March 31	December 31	September 30	June 30	March 31
(Dollars in thousands, except per share amounts)	2007	2006	2006	2006	2006

Income statement
Interest income	$77,214	$74,456	$67,085	$63,742	$59,646
Interest expense	40,479	38,441	34,127	31,095	27,556

Net interest income	36,735	36,015	32,958	32,647	32,090
Provision for loan losses	1,366	1,486	1,405	880	1,519
Noninterest income	19,566	17,388	17,007	16,292	16,991
Noninterest expense	35,920	33,853	29,655	30,688	30,741

Income from continuing operations before income tax expense	19,015	18,064	18,905	17,371	16,821
Income tax expense	6,659	5,962	6,223	5,946	5,668

Income from continuing operations, net of tax	12,356	12,102	12,682	11,425	11,153
Discontinued operations:
Income (loss) from discontinued operations	—	(162)	—	50	148
Gain on sale	—	962	—	—	—
Income tax expense	—	887	—	20	58

Income (loss) from discontinued operations, net of tax	—	(87)	—	30	90

Net income	$12,356	$12,015	$12,682	$11,455	$11,243

Per common share
Basic earnings per share
Income from continuing operations, net of tax	$0.36	$0.36	$0.41	$0.37	$0.36
Net income	0.36	0.36	0.41	0.37	0.36
Diluted earnings per share
Income from continuing operations, net of tax	0.35	0.36	0.40	0.37	0.36
Net income	0.35	0.36	0.40	0.37	0.36
Average shares
Basic	34,770,106	33,268,542	31,056,059	31,058,858	30,859,461
Diluted	35,084,640	33,583,617	31,426,563	31,339,325	31,153,338
Dividends declared	0.195	0.195	0.195	0.195	0.190
Period-end book value	12.97	12.81	11.20	10.73	10.68

Performance ratios
Return on average equity (1)	11.09%	11.69%	14.76%	13.80%	13.99%
Return on average assets (1)	1.03	1.02	1.16	1.07	1.09
Net yield on earning assets (1)	3.38	3.40	3.33	3.36	3.40
Average portfolio loans to average deposits	107.98	105.88	103.37	108.27	105.51
Average equity to average assets	9.28	8.75	7.86	7.79	7.76
Efficiency ratio (2)	63.1	62.6	52.6	62.0	61.9

Selected period-end balances
Portfolio loans, net	$3,494,015	$3,450,087	$3,061,864	$3,042,768	$2,981,458
Loans held for sale	13,691	12,292	10,923	8,382	8,719
Allowance for loan losses	35,854	34,966	29,919	29,520	29,505
Securities available for sale	897,762	906,415	899,120	884,370	900,424
Assets	4,884,495	4,856,717	4,382,507	4,361,231	4,281,417
Deposits	3,321,366	3,248,128	2,954,854	2,988,802	2,800,346
Other borrowings	1,044,229	1,098,698	1,031,798	995,707	1,103,784
Total liabilities	4,429,123	4,409,355	4,033,069	4,027,333	3,950,736
Shareholders’ equity	455,372	447,362	349,438	333,898	330,681
Selected average balances
Portfolio loans	3,510,437	3,336,563	3,070,286	3,021,005	2,939,233
Loans held for sale	11,431	10,757	8,792	9,810	6,675
Securities available for sale, at cost	926,970	924,773	923,293	921,026	914,760
Earning assets	4,463,161	4,284,735	4,013,745	3,960,835	3,868,519
Assets	4,871,083	4,664,431	4,336,270	4,274,345	4,201,477
Deposits	3,251,137	3,151,120	2,970,047	2,790,197	2,785,632
Other borrowings	1,113,191	1,054,550	984,504	1,108,734	1,049,529
Shareholders’ equity	451,835	407,929	340,986	332,987	325,917

(1)	Annualized.

(2)	Noninterest expense divided by the sum of taxable-equivalent net interest income plus noninterest income less gain (loss) on sale of securities, net. Excludes the results of discontinued operations.

Critical Accounting Estimates and Policies

The Corporation’s significant accounting policies are described in Note 1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, on pages 69 to 76. These policies are essential in understanding management’s discussion and analysis of financial condition and results of operations. Some of the Corporation’s accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment with respect to their application to complicated transactions to determine the most appropriate treatment.
The Corporation has identified three accounting policies as being critical in terms of judgments and the extent to which estimates are used: allowance for loan losses, income taxes, and identified intangible assets and goodwill. In many cases, there are numerous alternative judgments that could be used in the process of estimating values of assets or liabilities. Where alternatives exist, the Corporation has used the factors it believes represent the most reasonable value in developing the inputs for the valuation. Actual performance that differs from the Corporation’s estimates of the key variables could affect net income. For more information on the Corporation’s critical accounting policies, refer to pages 29 to 31 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
Earnings Performance

Net Interest Income and Margin
Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three months ended March 31, 2007 and 2006 is presented in Table Two. Net interest income on a taxable-equivalent basis is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business, which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the three months ended March 31, 2007 and 2006 are analyzed in Table Three. The discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.
Net interest income increased to $36.7 million, representing a $4.6 million, or 14.5 percent, increase over the first quarter of 2006. The net interest margin (taxable-equivalent net interest income divided by average earning assets) decreased two basis points to 3.38 percent in the first quarter of 2007 from 3.40 percent in the first quarter of 2006. The margin benefited from continued disciplined pricing of loans and deposits and a greater concentration of higher-yielding commercial loans relative to total assets. The margin was adversely impacted, in part, by the maturity of $110 million of wholesale funding with an average yield of 2.98 percent early in the quarter, compared with the sale and maturity of $52.9 million in securities with an average yield of 3.17 percent late in the quarter.
Compared to the first quarter of 2006, earning-asset yields increased 76 basis points to 7.05 percent. This increase was driven by two factors. First, loan yields increased 71 basis points to 7.62 percent and securities yields increased 64 basis points to 4.95 percent. Second, the mix of higher-yielding (loan) assets improved as a result of the GBC acquisition, recent balance sheet repositionings, and a smaller percentage of lower-yielding mortgage loans. The percentage of investment security average balances (which, on average, have lower yields than loans) to total earning-asset average balances, was reduced from 23.6 percent to 20.8 percent over the past year.
On the liability side of the balance sheet, the cost of interest-bearing liabilities increased 92 basis points, compared to the first quarter of 2006. This was comprised of a 101 basis point increase in interest-bearing deposit costs to 3.84 percent, while other borrowing costs increased 83 basis points to 5.08 percent. During 2006, the Federal Reserve raised the rate that banks lend funds to each other (the Fed Funds rate) by 100 basis points. Also, as a result of the balance sheet repositionings, the percentage of higher-cost, other borrowings average balances was reduced from 30.7 percent to 28.4 percent of total interest-bearing liabilities average balances over the past year.
Interest income and yields for earning-asset average balances and interest expense and rates paid on interest-bearing liability average balances, and the net interest margin follow:
Table Two
Average Balances and Net Interest Income Analysis

	Three Months Ended March 31
	2007			2006
	Daily	Interest	Average	Daily	Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (5)	Balance	Expense	Paid (5)

Assets
Earning assets
Loans and loans held for sale(1)(2)(3)(4)	$3,521,868	$66,239	7.62%	$2,945,908	$50,306	6.91%
Securities — taxable (4)	826,337	9,949	4.83	808,399	8,307	4.12
Securities — tax-exempt	100,633	1,491	5.92	106,361	1,544	5.81
Federal funds sold	9,073	128	5.70	3,223	36	4.54
Interest-bearing bank deposits	5,250	50	3.90	4,628	39	3.40

Total earning assets	4,463,161	$77,857	7.05%	$3,868,519	$60,232	6.29%
Cash and due from banks	79,360			97,893
Other assets	328,562			235,065

Total assets	$4,871,083			$4,201,477

Liabilities and shareholders’ equity
Interest-bearing liabilities
Demand deposits	$399,557	$1,058	1.07%	$356,179	$446	0.51%
Money market accounts	642,383	5,551	3.50	575,601	3,852	2.71
Savings deposits	112,988	67	0.24	120,096	64	0.22
Certificates of deposit	1,649,408	19,865	4.88	1,321,036	12,200	3.75
Retail other borrowings	92,090	662	2.92	129,087	778	2.44
Wholesale other borrowings	1,021,101	13,276	5.27	920,442	10,216	4.50

Total interest-bearing liabilities	3,917,527	40,479	4.19%	3,422,441	27,556	3.27%
Noninterest-bearing deposits	446,801			412,720
Other liabilities	54,920			40,399
Shareholders’ equity	451,835			325,917

Total liabilities and shareholders’ equity	$4,871,083			$4,201,477

Net interest spread			2.86%			3.02%
Contribution of noninterest bearing sources			0.52			0.38

Net interest income/ yield on earning assets		$37,378	3.38%		$32,676	3.40%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of $829 and $745 for the three months ended March 31, 2007 and 2006, respectively.

(4)	Yields on tax-exempt securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for 2007 and 2006. The adjustments made to convert to a taxable-equivalent basis were $643 and $586 for the three months ended March 31, 2007 and 2006, respectively.

(5)	Annualized.

The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income arising from rate and volume changes for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Table Three
Volume and Rate Variance Analysis

	Three Months Ended
	March 31
	2007 vs 2006
	Due to Change in		Net
(In thousands)	Volume	Rate	Change

Increase (decrease) in tax-equivalent interest income
Loans and loans held for sale (1)	$10,492	$5,441	$15,933
Securities — taxable (1)	188	1,454	1,642
Securities — tax-exempt	(84)	31	(53)
Federal funds sold	80	12	92
Interest-bearing bank deposits	6	5	11

Total	$10,682	$6,943	$17,625

Increase (decrease) in interest expense
Deposits:
Demand	$60	$552	$612
Money market	484	1,215	1,699
Savings	(4)	7	3
Certificates of deposit	3,447	4,218	7,665
Retail other borrowings	(249)	133	(116)
Wholesale other borrowings	1,192	1,868	3,060

Total	$4,930	$7,993	$12,923

Increase in tax-equivalent net interest income			$4,702

(1)	Income on tax-exempt securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.
Noninterest Income
Details of noninterest income follow:
Table Four
Noninterest Income

	Three Months Ended
	March 31		Increase / (Decrease)
(In thousands)	2007	2006	Amount	Percent

Service charges on deposits	$7,390	$6,698	$692	10.3%
ATM, debit, and merchant fees	2,444	1,898	546	28.8
Wealth management	716	700	16	2.3
Equity method investment gains, net	1,127	545	582	106.8
Mortgage services	901	523	378	72.3
Gain on sale of Small Business Administration loans	377	—	377	—
Brokerage services	1,081	711	370	52.0
Insurance services	3,634	4,334	(700)	(16.2)
Bank owned life insurance	1,139	827	312	37.7
Property sale gains, net	63	81	(18)	(22.2)
Securities losses, net	(11)	—	(11)	—
Other	705	674	31	4.6

Noninterest income from continuing operations	19,566	16,991	2,575	15.2
Noninterest income from discontinued operations	—	965	(965)	—

Total noninterest income	$19,566	$17,956	$1,610	9.0%

The major components of noninterest income are derived from service charges on deposit accounts, ATM, debit, and merchant fees, and mortgage, brokerage, insurance, and wealth management revenue. In addition, the Corporation realizes gains (and losses) on securities, equity investments, Small Business Administration loan sales, and bank-owned property sales, and income from its BOLI policies.
Historical noninterest income and expense amounts have been restated to reflect the effect of reporting the previously announced sale of Southeastern Employee Benefits Services (SEBS) in the fourth quarter of 2006 as discontinued operations and to reflect the implementation of SAB 108 at year-end 2006.
Noninterest income from continuing operations for the first quarter of 2007 was $19.6 million, an increase of $2.6 million from $17.0 million in the first quarter of 2006. Compared to the first quarter of 2006, revenue from deposit service charges was $692,000 higher, principally reflecting a larger number of checking accounts. Equity method investment gains were $582,000 higher in the 2007 first quarter, versus the 2006 first quarter. ATM, debit, and merchant card revenue was $546,000 higher, reflecting both a larger number of accounts and transactions. Mortgage services revenue increased $378,000, due to a rise in originations and sales in the first quarter of 2007, versus the first quarter of 2006. Gains on SBA loan sales were $377,000 in the 2007 period, compared to no sales in the same 2006 period. SBA loans were generated through GBC’s loan originators. Brokerage services revenue was $370,000 higher in 2007 due to increased production from the addition of several financial consultants in the latter half of 2006. The restructuring of $21.5 million of Bank Owned Life Insurance (BOLI) in mid-2006, the purchase of $10.0 million in new coverage, and the addition of $5.9 million of BOLI from GBC led to the $312,000 increase in revenue between periods. These revenue increases and gains were partially offset by $700,000 less in insurance services revenue, primarily due to less contingency income recognized in the first quarter of 2007, compared with the first quarter of 2006. The reduction in contingency income reflects a combination of less favorable loss experience with one carrier, combined with the majority of this income having been received in the first quarter of 2006, versus a more even distribution between the first and second quarters of 2007.
Noninterest Expense
Details of noninterest expense follow:
Table Five
Noninterest Expense

	Three Months Ended
	March 31		Increase / (Decrease)
(In thousands)	2007	2006	Amount	Percent

Salaries and employee benefits	$19,587	$17,200	$2,387	13.9%
Occupancy and equipment	4,612	4,705	(93)	(2.0)
Data processing	1,790	1,410	380	27.0
Marketing	1,351	1,288	63	4.9
Postage and supplies	1,172	1,182	(10)	(0.8)
Professional services	3,586	1,903	1,683	88.4
Telecommunications	671	563	108	19.2
Amortization of intangibles	223	102	121	118.6
Foreclosed properties	153	54	99	183.3
Other	2,775	2,334	441	18.9

Noninterest expense from continuing operations	35,920	30,741	5,179	16.8
Noninterest expense from discontinued operations	—	817	(817)	(100.0)

Total noninterest expense	$35,920	$31,558	$4,362	13.8%

Full-time equivalent employees at March 31	1,105	1,078	27	2.5%

Efficiency ratio (1)	63.1%	61.9%	1.2%	1.9%

(1)	Noninterest expense divided by the sum of taxable-equivalent net interest income plus noninterest income less securities gains (losses), net. Excludes the results of discontinued operations.

Selected items included in noninterest expense follow:
Table Six
Selected Items Included in Noninterest Expense

	Three Months Ended
	March 31
(In thousands)	2007	2006

Separation agreements	$58	$105

Merger-related costs	200	—

Noninterest expense from continuing operations for the 2007 first quarter was $35.9 million, a $5.2 million increase, compared to the first quarter of 2006. Of this increase, $2.4 million was attributable to salaries and employee benefits expense and $1.7 million related to professional services expense. Salaries and benefits expense increased in 2007 compared to 2006 due to higher salaries and wages, incentive compensation, and equity-based compensation. The increase in salaries and wages reflects a higher number of full-time equivalent employees and normal salary increases. Additionally, salaries and employee benefits expense included merger-related costs of $200,000, representing severance and other compensation-related bonuses for certain employees to remain with Gwinnett Bank for a period of transition following the acquisition. Incentive compensation increased $770,000 in the 2007 first quarter due to business growth, particularly in corporate and retail banking. Equity-based compensation increased $273,000 between periods. Additional expense related to the review and analysis of the Corporation’s financial control environment and other matters, incremental audit work related to completing the Corporation’s 2006 financial reports, and temporary staffing augmentation contributed $1.3 million to the increase in professional services expense between years. Data processing expense increased $380,000 on a year-over-year basis due to increased transaction volume, primarily due to additional customer debit card usage. Other noninterest expense increased $441,000 between comparable quarters, principally consisting of increases in recruiting, insurance, franchise tax, travel, and other sundry and miscellaneous operational expense.
The efficiency ratio was 63.1 percent in the first quarter of 2007, compared with 61.9 percent in the first quarter of 2006. The first quarter of 2007 was adversely impacted by the incremental expense from the review and analysis of the Corporation’s financial control environment and other matters, additional audit fees, and temporary financial staffing expense.
Income Tax Expense
Income tax expense for the three months ended March 31, 2007, was $6.7 million, for an effective tax rate of 35.0 percent, compared with $5.7 million, for an effective tax rate of 33.7 percent in the first quarter of 2006.
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
The fair value of the securities portfolio is determined by various third party sources. The valuation is determined as of the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

At March 31, 2007, securities available for sale were $897.8 million, compared to $906.4 million at December 31, 2006. Pretax unrealized net losses on securities available for sale were $8.8 million at March 31, 2007, compared to pretax unrealized net losses of $9.8 million at December 31, 2006. Paydowns and maturities of existing securities, totaling $62.3 million, along with the sale of $25.2 million of securities, led to the reduction in the unrealized losses between December 31, 2006 and March 31, 2007. The unrealized losses in the securities portfolio have primarily resulted from the rise in interest rates over the past few years. The Corporation has been purchasing shorter-duration securities with more predictable cash flows in a variety of interest rate scenarios as part of its overall balance sheet management. During the first quarter of 2007, proceeds from the aforementioned maturities, along with the sales, paydowns, and calls were used to purchase $78.0 million of securities, principally mortgage- and asset-backed securities. The asset-backed securities purchased are collateralized debt obligations, representing securitizations of financial company capital securities and were purchased for portfolio risk diversification and their higher yields.
The following table shows the carrying value of (i) U.S. government obligations, (ii) U.S. government agency obligations, (iii) mortgage-backed securities, (iv) state, county, and municipal obligations, (v) equity securities, which are primarily comprised of Federal Reserve and Federal Home Loan Bank stock, and (vi) asset-backed securities.
Table Seven
Investment Portfolio

	March 31	December 31
(In thousands)	2007	2006

U.S. government agency obligations	$226,560	$275,394
Mortgage-backed securities	463,943	412,020
State, county, and municipal obligations	99,545	102,602
Asset-backed securities	56,864	65,115
Equity securities	50,850	51,284

Total securities	$897,762	$906,415

Loan Portfolio
The Corporation’s loan portfolio at March 31, 2007, consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Home Equity, and Consumer. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition, and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the terms can range out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. This strategic partners’ portfolio includes commercial real estate, commercial non real estate, and construction loans. This program enables the Corporation to diversify both its geographic risk and its total exposure risk. From time to time, the Corporation also sources commercial real estate, commercial non real estate, construction, and consumer loans through correspondent relationships. As of March 31, 2007, the Corporation’s total loan portfolio included $347.8 million of loans originated through the strategic partners’ program and correspondent relationships.
Total loan average balances for the 2007 first quarter increased $576.0 million, or 19.6 percent, to $3.5 billion, compared to $2.9 billion for the 2006 first quarter. Commercial loan growth drove the increase, rising by $640.3 million, or 41.7 percent. The remaining growth reflected continued robust commercial lending in the Charlotte and Raleigh markets. Included in the increases were approximately $337 million of total loan balances and $322 million of commercial loan balances that were added to the First Charter portfolio on November 1, 2006, as a result of the GBC acquisition. The Charlotte and Raleigh markets continued to demonstrate steady and consistent growth across most industries. The Corporation’s observations indicate that the new home construction markets in these key areas show continued

balance between new home construction and new home purchases, despite national trends to the contrary.
Consumer loan average balances decreased $23.5 million and mortgage loan average balances decreased $45.6 million. The consumer loan balance decline was driven, in part, by lower consumer borrowing costs of refinancing first mortgages relative to current rates on home equity products. The decline in mortgage loan balances was due to normal loan amortization and First Charter’s strategy of selling most of its new mortgage production in the secondary market. GBC had no residential mortgages on its balance sheet at the time of the acquisition. Cash flow from mortgage loan runoff, along with consumer loan repayments contributed to financing higher yielding commercial loans.
At March 31, 2007, Raleigh-related loans totaled $148.8 million, representing a $14.9 million increase from $133.9 million at December 31, 2006.
A summary of the composition of the loan portfolio follows:
Table Eight
Loan Portfolio Composition

	March 31	Percent of	December 31	Percent of
(In thousands)	2007	Total Loans	2006	Total Loans

Commercial real estate	$1,062,672	30.1%	$1,034,330	29.7%
Commercial non real estate	315,102	8.9	301,958	8.7
Construction	837,639	23.8	793,294	22.8
Mortgage	604,834	17.1	618,142	17.7
Consumer	282,187	8.0	289,493	8.3
Home equity	427,441	12.1	447,849	12.8

Total portfolio loans	3,529,875	100.0%	3,485,066	100.0%
Allowance for loan losses	(35,854)		(34,966)
Unearned income	(6)		(13)

Portfolio loans, net	$3,494,015		$3,450,087

Deposits
A summary of the composition of deposits follows:
Table Nine
Deposits

	March 31	December 31
(In thousands)	2007	2006

Noninterest bearing demand	$476,122	$454,975
Interest bearing demand	434,412	420,774
Money market accounts	636,586	620,699
Savings deposits	114,785	111,047
Certificates of deposit	1,659,461	1,640,633

Total deposits	$3,321,366	$3,248,128

Deposits totaled $3.3 billion at March 31, 2007, a slight increase from $3.2 billion at December 31, 2006. Compared to March 31, 2006, deposits increased by $521.0 million, as a result of overall growth in money market and interest checking balances, combined with the addition of $357.3 million of deposits from GBC at November 1, 2006.
Deposit balances in Raleigh were $51.3 million at March 31, 2007, an increase of $19.5 million from $31.8 million at December 31, 2006.

Deposit growth, particularly low-cost transaction (or core) deposit growth (money market, demand, and savings accounts), continues to be an area of emphasis at First Charter. For the first quarter of 2007, core deposit average balances increased $137.1 million, or 9.4 percent, compared to the first quarter of 2006. This includes the impact of First Charter’s sale of two financial centers in September 2006, which involved the sale of $24 million of core deposits. The total core deposit increase was primarily driven by a $66.8 million, or 11.6 percent, increase in money market average balances, a $36.3 million, or 7.6 percent, increase in interest checking and savings average balances, and a $34.1 million, or 8.3 percent, increase in noninterest-bearing demand deposit average balances.
Certificate of deposit (CD) average balances for the first quarter of 2007 grew $66.8 million from the fourth quarter of 2006 and $328.4 million from the first quarter of 2006. On November 1, 2006, $248.6 million of CD balances were added as a result of the GBC acquisition. CD growth was also affected by the sale of $14 million of CDs in conjunction with the previously mentioned September 2006 financial center sale.
Other Borrowings
Other borrowings consist of Federal Funds purchased, securities sold under agreement to repurchase, commercial paper and other short-term borrowings, and long-term borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. At March 31, 2007, the Bank had federal funds back-up lines of credit totaling $175.0 million with $44.0 million outstanding, compared to similar lines of credit totaling $188.2 million with $41.5 million outstanding at December 31, 2006. Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities less than one year collateralized by a portion of the Corporation’s United States Government or Agency securities. Securities sold under agreements to repurchase totaled $133.8 million at March 31, 2007, compared to $160.2 million at December 31, 2006. These borrowings are an important source of funding to the Corporation. Access to alternate short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis.
The Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial deposit clients. Commercial paper outstanding at March 31, 2007 was $18.7 million, compared to $38.2 million at December 31, 2006.
Other short-term borrowings consist of the FHLB borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At March 31, 2007, the Bank had $320.0 million of short-term FHLB borrowings, compared to the Bank’s $371.0 million at December 31, 2006. The Corporation, in its overall management of interest-rate risk, is opportunistic in evaluating alternative funding sources. While balancing the funding needs of the Corporation, management considers the duration of available maturities, the relative attractiveness of funding costs, and the diversification of funding sources, among other factors, in order to maintain flexibility in the nature of deposits and borrowings the Corporation holds at any given time.
Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At March 31, 2007, the Bank had $465.9 million of long-term FHLB borrowings, compared to $425.9 million at December 31, 2006. In addition, the Corporation had $61.9 million of outstanding subordinated debentures at March 31, 2007, and December 31, 2006.
The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II, in June 2005 and September 2005, respectively; both are wholly-owned business trusts. First Charter Capital Trust I and First Charter Capital Trust II issued $35 million and $25 million, respectively, of trust preferred securities that were sold to third parties. The proceeds of the sale of the trust preferred securities were used to purchase subordinated debentures discussed above from the Corporation, which are presented as long-term borrowings in the consolidated balance sheet and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

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
Loan Administration and Underwriting
The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships of less than $750,000 may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750,000. The exceptions to this include City Executives and certain Senior Loan Officers who are authorized to approve relationships up to $1.0 million. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Relationships totaling $5.0 million or more are further reviewed by senior lending officers of the Bank, the Chief Risk Officer, and the Credit Risk Management Committee comprised of certain executive and senior management. In addition, relationships totaling $10.0 million or more are reviewed by the Board of Directors’ Credit and Compliance Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. As of March 31, 2007, the Corporation had a legal lending limit of $66.5 million and a general target-lending limit of $10.0 million per relationship.
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
At March 31, 2007, the substantial majority of the total loan portfolio, including the commercial and real estate portfolio, represented loans to borrowers within the Metro regions of Charlotte and Raleigh, North Carolina and Atlanta, Georgia. The diverse economic base of these regions tends to provide a stable lending environment; however, an economic downturn in the Charlotte region, the Corporation’s primary market area, could adversely affect its business. No significant concentration of credit risk has been identified due to the diverse industrial base in this region.
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
Derivatives
The Corporation enters into interest rate swap agreements or other derivative transactions as business conditions warrant. As of March 31, 2007, and December 31, 2006, the Corporation had no interest rate swap agreements or other derivative transactions outstanding.
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
Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor, as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. As of March 31, 2007, no loans were 90 days or more past due and still accruing interest.

A summary of nonperforming assets follow:

Table Ten
Nonperforming Assets
	March 31		December 31		September 30		June 30		March 31
(In thousands)	2007		2006		2006		2006		2006

Nonaccrual loans	$10,943		$8,200		$7,090		$7,763		$9,211
Loans 90 days or more past due accruing interest	—		—		—		—		—

Total nonperforming loans	10,943		8,200		7,090		7,763		9,211
Other real estate	6,330		6,477		5,601		5,902		6,072

Nonperforming assets	$17,273		$14,677		$12,691		$13,665		$15,283

Nonaccrual loans as a percentage of total portfolio loans	0.31%		0.24%		0.23%		0.25%		0.31%
Nonperforming assets as a percentage of:
Total assets	0.35		0.30		0.29		0.31		0.36
Total portfolio loans and other real estate owned	0.49		0.42		0.41		0.44		0.51
Net charge-offs to average portfolio loans	0.06		0.08		0.13		0.11		0.10
Allowance for loan losses to portfolio loans	1.02		1.00		0.97		0.96		0.98
Allowance for loan losses to net charge-offs	18.50	x	13.56	x	7.50	x	8.51	x	9.84	x
Allowance for loan losses to nonperforming loans	3.28		4.26		4.22	x	3.80	x	3.20	x

Nonaccrual loans totaled $10.9 million, or 0.31 percent of total portfolio loans, at March 31, 2007, representing a $2.7 million increase from $8.2 million, or 0.24 percent of total portfolio loans at December 31, 2006, and a $1.7 million increase from $9.2 million, or 0.31 percent, of total portfolio loans at March 31, 2006. Nonperforming assets as a percentage of total loans and OREO increased to 0.49 percent at March 31, 2007, compared to 0.42 percent at December 31, 2006 and 0.51 percent at March 31, 2006.
One borrower relationship was the principal contributor to the increase in nonperforming loans between December 31, 2006, and March 31, 2007. As of December 31, 2006, management identified a $2.8 million commercial acquisition and development loan as a potential problem loan. In early January 2007, this loan became 90 days past due and was placed on nonaccrual status. At December 31, 2006, the Bank anticipated the borrower would cure the delinquency to keep the loan from reaching 90 days past due. Management continues to believe the loan is well-secured by the underlying collateral and continues to work with the borrower and guarantors to ensure full collection of principal. During the quarter, payments of $114,000 were received, and as of March 31, 2007, the outstanding balance on this loan was $2.7 million. Subsequent to March 31, 2007, payments in the aggregate of $100,000 were received.
Nonaccrual loans at March 31, 2007 and December 31, 2006, were not concentrated in any one industry and primarily consisted of loans secured by real estate, including single-family residential and development construction loans. Nonaccrual loans as a percentage of loans may increase or decrease as economic conditions change. Management takes current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.
Allowance for Loan Losses
The Corporation’s allowance for loan losses consists of three components: (i) valuation allowances computed on impaired loans in accordance with SFAS 114; (ii) valuation allowances determined by applying historical loss rates to those loans not specifically identified as impaired; and (iii) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated quarterly and, along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting components are used by management to determine the adequacy of the allowance for loan losses. Beginning January 1, 2007, the Corporation began including consumer and residential mortgage loans with outstanding principal balances of $150,000 or greater in its computation of impaired loans calculated under SFAS 114, Accounting by Creditors for Impairment of a Loan — an Amendment to FASB Statements No. 5 and No. 15. The application of this methodology conforms the consumer and residential mortgage loan analysis to the Corporation’s SFAS 114 analysis for commercial loans.

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
During the three months ended March 31, 2007, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Based on its review for the three months ended March 31, 2007, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market areas did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.
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
The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. During the three months ended March 31, 2007, the percent of additional allocation for the operational reserve did not change.

Changes in the allowance for loan losses follow:
Table Eleven
Allowance For Loan Losses

	Three Months Ended
	March 31
(In thousands)	2007	2006

Balance at beginning of period	$34,966	$28,725
Charge-offs
Commercial non real estate	246	251
Commercial real estate	12	75
Construction	—	—
Mortgage	33	11
Home equity	130	391
Consumer	365	501

Total charge-offs	786	1,229

Recoveries
Commercial non real estate	88	328
Commercial real estate	—	—
Construction	—	—
Mortgage	25	—
Home equity	—	1
Consumer	195	161

Total recoveries	308	490

Net charge-offs	478	739

Provision for loan losses	1,366	1,519

Balance at end of period	$35,854	$29,505

Average portfolio loans	$3,510,437	$2,939,233
Net charge-offs to average portfolio loans (annualized)	0.06%	0.10%
Allowance for loan losses to portfolio loans	1.02	0.98

The allowance for loan losses was $35.9 million, or 1.02 percent of portfolio loans, at March 31, 2007, compared to $29.5 million, or 0.98 percent of portfolio loans, at March 31, 2006. The Corporation’s addition of GBC’s largely commercial loan portfolio, a smaller concentration of lower risk home equity and mortgage loan balances, and First Charter’s credit migration trends led to the higher allowance for loan loss ratio.
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
The provision for loan losses was $1.4 million for the 2007 first quarter, while net charge-offs were $478,000, or 0.06 percent of average portfolio loans, for the period. For the same year-ago period, the provision for loan losses was $1.5 million and net charge-offs were $739,000, or 0.10 percent of average portfolio loans.
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
Both the EAR and the EVE risk measures were within policy guidelines as of March 31, 2007, and December 31, 2006.
Management considers EAR to be the best measure of short-term interest rate risk. This measure reflects the amount of net interest income that will be impacted by a change in interest rates over a 12- month time frame. A simulation model is used to run immediate and parallel changes in interest rates (rate shocks) from a base scenario using implied forward rates. At a minimum, rate shock scenarios are run at plus and minus 100, 200, and 300 basis points. From time to time, additional simulations are run to assess risk from changes in the slope of the yield curve. The simulation model projects the net interest income over the next 12 months for each scenario using consistent balance sheet growth projections and calculates the percentage change from the base scenario. Board ALCO has approved a policy limit for the change in EAR over a 12-month period of minus 10 percent to a plus or minus 200 basis point shock to interest rates. At March 31, 2007, the estimated EAR to a 200 basis point increase in rates was plus 5.5 percent while the estimated EAR to a 200 basis point decrease in rates was minus 6.3 percent. This compares with plus 4.7 percent and minus 5.6 percent, respectively, at December 31, 2006. A change in the earning asset and funding mix contributed to the increase in EAR in the declining-rate scenario.

Management considers EVE to be the best measure of long-term interest rate risk. This measure reflects the amount of net equity that will be impacted by changes in interest rates. Through simulation modeling, the Corporation estimates the economic value of assets and the economic value of liabilities. The difference between these two measures is the EVE. The EVE is calculated for a series of scenarios in which current rates are shocked up and down by 100, 200, and 300 basis points and compared to a base scenario using the current yield curve. Board ALCO has approved a policy limit for the percentage change in EVE of minus 15 percent to a plus or minus 200 basis point shock to interest rates. At March 31, 2007, the estimated EVE to a 200 basis point increase in rates was minus 7.6 percent, while the estimated EVE to a 200 basis point decrease in rates was plus 2.9 percent. At December 31, 2006, EVE risk was minus 7.4 percent and plus 3.1 percent, respectively.
The result of any simulation is inherently uncertain and will not precisely estimate the impact of changes in rates on net interest income or the economic value of assets and liabilities. Actual results may differ from simulated results due to, but not limited to, the timing and magnitude of the change in interest rates, changes in management strategies, and changes in market conditions.
Table Twelve summarizes as of March 31, 2007 the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold, and interest-bearing bank deposits are excluded from Table Twelve as their respective carrying values approximate fair value. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted-average expected life, obtained from an independent evaluation of the average remaining life of each security based on expected prepayment speeds of the underlying mortgages at March 31, 2007. These expected maturities, weighted-average effective yields, and fair values would change if interest rates change. Demand deposits, money market accounts, and certain savings deposits are presented in the earliest maturity window because they have no stated maturity. For interest rate risk analytical purposes, these non-maturity deposits are believed to have average lives longer than shown here.

Table Twelve
Market Risk

		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Cost	$734,303	$342,055	$240,383	$85,143	$42,363	$8,657	$15,702
Weighted-average effective yield	4.75%
Fair value	$729,158
Variable rate
Cost	$172,277	28,937	29,076	25,634	926	4,998	82,706
Weighted-average effective yield	5.04%
Fair value	$168,604
Loans and loans held for sale
Fixed rate
Book value	$954,591	210,218	219,887	152,833	133,736	109,953	127,964
Weighted-average effective yield	7.05%
Fair value	$940,344
Variable rate
Book value	$2,553,115	1,252,596	367,177	188,612	105,061	80,736	558,933
Weighted-average effective yield	7.66%
Fair value	$2,556,946

Liabilities
Deposits
Fixed rate
Book value	$1,659,461	1,477,260	156,717	13,396	6,595	4,256	1,237
Weighted-average effective yield	4.79%
Fair value	$1,663,899
Variable rate
Book value	$1,185,783	299,851	299,863	299,350	131,770	72,763	82,186
Weighted-average effective yield	2.27%
Fair value	$1,109,187
Long-term borrowings
Fixed rate
Book value	$345,921	50,055	70,058	125,061	100,064	21	662
Weighted-average effective yield	4.65%
Fair value	$336,521
Variable rate
Book value	$181,857	120,000	—	—	—	—	61,857
Weighted-average effective yield	5.54%
Fair value	$179,408

Off-Balance-Sheet Risk
The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments of $37.1 million to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note 13 of the consolidated financial statements for further discussion of these commitments. The Corporation does not have any off-balance sheet financing arrangements, other than the trust preferred securities.

The following table presents, as of March 31, 2007, aggregated information and expected maturities of commitments.
Table Thirteen
Commitments

	Less than
(In thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	Total

Loan commitments	$673,645	$140,650	$35,473	$62,139	$911,907
Lines of credit	32,253	1,991	1,880	449,389	485,513
Standby letters of credit	22,865	2,490	—	—	25,355

Total commitments	$728,763	$145,131	$37,353	$511,528	$1,422,775

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
The primary source of funding for the Corporation includes dividends received from the Bank and proceeds from the issuance of common stock. In addition, the Corporation had commercial paper outstandings of $18.7 million at March 31, 2007. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases, and dividends paid to shareholders. During 2005, the Corporation issued trust preferred securities through specially formed trusts in an aggregate amount of $60.0 million. The proceeds from the sale of the trust preferred securities were used to purchase $61.9 million of subordinated debentures from the Corporation (the “Notes”). The Notes are presented as long-term borrowings in the consolidated balance sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
Primary sources of funding for the Bank include customer deposits, wholesale deposits, other borrowings, loan repayments, and available-for-sale securities. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At March 31, 2007, the Bank had an available line of credit with the FHLB totaling $1.3 billion with $785.9 million outstanding. At March 31, 2007, the Bank also had $175.0 million of federal funds lines with $44.0 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.
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
Select capital measures follow:
Table Fourteen
Capital Measures

	March 31		December 31
	2007		2006
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Total equity/total assets
First Charter Corporation	$455,372	9.32%	$447,362	9.21%
First Charter Bank	480,289	9.87	371,459	8.45

Tangible equity/tangible assets (1)
First Charter Corporation	$371,362	7.74%	$362,294	7.59%
First Charter Bank	396,279	8.29	351,246	8.03

(1)	The tangible equity ratio excludes goodwill and other intangible assets from both the numerator and the denominator.
Shareholders’ equity at March 31, 2007, increased to $455.4 million, representing 9.3 percent of period-end assets, compared to $447.4 million, or 9.2 percent, of period-end assets at December 31, 2006. The increase was due mainly to net income of $12.4 million and $2.9 million of stock issued under stock-based compensation plans and the Corporation’s dividend reinvestment plan. These increases were partially offset by cash dividends of $0.195 per common share, which resulted in cash dividend declarations of $6.9 million for the three months ended March 31, 2007. In addition, the accumulated other comprehensive loss (after-tax unrealized losses on available-for-sale securities) decreased $578,000 to $5.3 million at March 31, 2007, compared to $5.9 million at December 31, 2006.
On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of March 31, 2007, the Corporation had repurchased a total of approximately 1.4 million shares of its common stock at an average per-share price of $17.52 under this authorization, which has reduced shareholders’ equity by $24.5 million. No shares were repurchased under this authorization during the three months ended March 31, 2007.
On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. At March 31, 2007, no shares had been repurchased under this authorization.
Based on these authorizations, the Corporation has existing authority to repurchase 1.6 million shares of its common stock. The Corporation anticipates repurchasing shares under this authority from time to time during 2007 under appropriate market conditions.
During 2005, the Corporation issued trust preferred securities through specially formed trusts in an aggregate amount of $60.0 million. The proceeds from the sale of the trust preferred securities were used to purchase $61.9 million of subordinated debentures from the Corporation (the “Notes”). The Notes are presented as long-term borrowings in the consolidated balance sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial position and results of operations. At March 31, 2007, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks.
The Corporation’s and the Bank’s actual capital amounts and ratios at March 31, 2007 follow:
Table Fifteen
Capital Ratios

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage
First Charter Corporation	$436,655	9.10%	$191,880	4.00%	None	None
First Charter Bank	407,213	8.61	189,187	4.00	$236,484	5.00%

Tier I Capital
First Charter Corporation	$436,655	10.81%	$161,640	4.00%	None	None
First Charter Bank	407,213	10.09	161,490	4.00	$242,236	6.00%

Total Risk-Based Capital
First Charter Corporation	$472,709	11.70%	$323,280	8.00%	None	None
First Charter Bank	443,067	10.97	322,980	8.00	$403,726	10.00%

Regulatory Recommendations

Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities, which if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Recent Accounting Pronouncements and Developments

Note 2 to the consolidated financial statements discusses new accounting pronouncements adopted by the Corporation during 2007 and other recently issued pronouncements that have not yet been adopted by the Corporation. To the extent the adoption of new accounting pronouncements materially affects financial condition, results of operations, or liquidity, the effects are discussed in the applicable section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management — Asset-Liability Management and Interest Rate Risk on pages 42-44 for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of the material weaknesses in the Registrant’s internal control over financial reporting as described in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Material Weaknesses”), the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Registrant in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms.
Changes in Internal Control over Financial Reporting
As disclosed in Item 9A. Controls and Procedures of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, management has begun to implement a comprehensive plan for remedying the Material Weaknesses (the “Remediation Plan”). In furtherance of the Remediation Plan, the following changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act), have occurred during or following the quarter ended March 31, 2007.
•
The Registrant has evaluated its personnel resources and is focused on securing permanent skilled finance, tax and accounting resources. During the quarter ended March 31, 2007, a Strategic Initiatives Director, Financial Reporting Analyst and a Finance Administrator were hired in the Registrant’s finance department. In addition, subsequent to the end of the first quarter, a Financial Quality Assurance Director, Assistant Controller, Tax Manager, Business Support and Analysis Manager and a Quantitative Analyst were hired.

•
The Registrant is enhancing its internal governance and compliance function. Periodic and regular meetings are being held with the internal governance and compliance functions to discuss and coordinate operational, compliance and financial matters as well as the progress of the Remediation Plan.

•	The Registrant has engaged independent consultants to assist with the tax function and certain areas of the reconciliation and accounting functions until additional permanent resources are secured.
Except as discussed above, there have been no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Corporation and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated results of operations, liquidity, or financial condition of the Corporation or the Bank.
Item 1A. Risk Factors
As previously disclosed, on April 5, 2007, the Corporation filed its Annual Report on Form 10-K for the year ended December 31, 2006. As a result of this filing, on April 9, 2007, NASDAQ notified the Corporation that it had regained compliance with NASDAQ Rule 4310 (c) (14). Consequently, the Corporation’s common stock is no longer subject to delisting by NASDAQ.

With the exception of the change noted above, there have been no material changes from those risk factors previously disclosed in Item 1A Risk Factors of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended March 31, 2007.

			Total Number of	Maximum Number
			Shares Purchased	of Shares
	Total Number	Average Price	as Part of	That May Yet be
	of Shares	Paid	Publicly-Announced	Purchased under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs

January 1, 2007 — January 31, 2007	—	—	—	1,625,400
February 1, 2007 — February 28, 2007	—	—	—	1,625,400
March 1, 2007 — March 31, 2007	—	—	—	1,625,400

Total	—	—	—	1,625,400

On January 23, 2002, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to 1.5 million shares of the Corporation’s common stock from time to time. As of March 31, 2007, the Corporation had repurchased 1,374,600 shares under this authorization.
On October 24, 2003, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of March 31, 2007, no shares have been repurchased under this authorization.
There were no repurchases of the Corporation’s common stock during the three months ended March 31, 2007. The maximum number of shares that may yet be repurchased under the plans or programs was 1,625,400 at March 31, 2007. These stock repurchase plans have no set expiration or termination date.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.

Item 5. Other Information
Not Applicable.
Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.1	Change in Control Agreement, dated as of January 26, 2007, by and between the Registrant and Sheila Stoke, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 24, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION (Registrant)
Date: May 10, 2007	By:	/s/ Charles A. Caswell
Charles A. Caswell
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer duly authorized to sign on behalf of the registrant)