Form 10-Q
period 2007-06-30
FIRST CHARTER CORP /NC/
filed 2007-08-08
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large Accelerated Filer ☑          Accelerated Filer ☐          Non-Accelerated Filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of August 1, 2007, the Registrant had outstanding 34,686,023 shares of Common Stock, no par value.

First Charter Corporation
FORM 10-Q
QUARTER ENDED JUNE 30, 2007
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

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
First Charter Corporation
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
(Dollars in thousands, except share data)	2007	2006

Assets
Cash and due from banks	$91,446	$87,771
Federal funds sold	22,495	10,515
Interest-bearing bank deposits	5,145	4,541

Cash and cash equivalents	119,086	102,827
Securities available for sale (cost of $912,883 and $916,189 at June 30, 2007 and December 31, 2006, respectively)	898,528	906,415
Loans held for sale	11,471	12,292
Portfolio loans:
Commercial and construction	2,272,151	2,129,569
Mortgage	589,976	618,142
Consumer	691,710	737,342

Total portfolio loans	3,553,837	3,485,053
Allowance for loan losses	(44,790)	(34,966)

Portfolio loans, net	3,509,047	3,450,087
Premises and equipment, net	112,874	111,588
Goodwill and other intangible assets	84,107	85,068
Other assets	181,608	188,440

Total Assets	$4,916,721	$4,856,717

Liabilities
Deposits:
Noninterest-bearing demand	$480,078	$454,975
Demand	427,899	420,774
Money market	587,691	620,699
Savings	114,245	111,047
Certificates of deposit	1,620,433	1,640,633

Total deposits	3,230,346	3,248,128
Federal funds purchased and securities sold under agreements to repurchase	216,152	201,713
Commercial paper and other short-term borrowings	342,844	409,191
Long-term debt	617,762	487,794
Accrued expenses and other liabilities	63,789	62,529

Total Liabilities	4,470,893	4,409,355
Shareholders’ Equity
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 34,689,641 and 34,922,222 shares at June 30, 2007 and December 31, 2006, respectively	225,139	231,602
Common stock held in Rabbi Trust for deferred compensation	(1,408)	(1,226)
Deferred compensation payable in common stock	1,408	1,226
Retained earnings	229,379	221,678
Accumulated other comprehensive loss	(8,690)	(5,918)

Total Shareholders’ Equity	445,828	447,362

Total Liabilities and Shareholders’ Equity	$4,916,721	$4,856,717

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share amounts	2007	2006	2007	2006

Interest income
Loans	$67,124	$54,123	$133,242	$104,383
Securities	11,058	9,522	21,976	18,833
Federal funds sold	48	37	176	73
Interest-bearing bank deposits	61	60	111	99

Total interest income	78,291	63,742	155,505	123,388
Interest expense
Deposits	26,364	18,343	52,904	34,904
Borrowings	14,383	12,752	28,322	23,747

Total interest expense	40,747	31,095	81,226	58,651

Net interest income	37,544	32,647	74,279	64,737
Provision for loan losses	9,124	880	10,490	2,399

Net interest income after provision for loan losses	28,420	31,767	63,789	62,338
Noninterest income
Service charges on deposits	7,942	7,469	15,332	14,167
ATM, debit, and merchant fees	2,636	2,117	5,080	4,015
Wealth management	944	693	1,660	1,393
Equity method investments gains, net	678	11	1,805	556
Mortgage services	1,056	812	1,957	1,335
Gain on sale of Small Business Administration loans	132	—	509	—
Brokerage services	1,007	692	2,088	1,403
Insurance services	3,422	2,898	7,056	7,232
Bank owned life insurance	1,162	850	2,301	1,677
Property sale gains, net	152	107	215	188
Securities gains (losses), net	—	32	(11)	32
Other	1,010	611	1,715	1,285

Total noninterest income	20,141	16,292	39,707	33,283
Noninterest expense
Salaries and employee benefits	19,576	16,343	39,163	33,543
Occupancy and equipment	4,759	4,826	9,371	9,531
Data processing	1,492	1,448	3,282	2,858
Marketing	1,055	1,196	2,406	2,484
Postage and supplies	1,164	1,282	2,336	2,464
Professional services	3,181	2,258	6,767	4,161
Telecommunications	519	513	1,190	1,076
Amortization of intangibles	314	107	537	209
Foreclosed properties	226	418	379	472
Other	2,921	2,297	5,696	4,631

Total noninterest expense	35,207	30,688	71,127	61,429

Income from continuing operations before income tax expense	13,354	17,371	32,369	34,192
Income tax expense	4,404	5,946	11,063	11,614

Income from continuing operations, net of tax	8,950	11,425	21,306	22,578
Discontinued operations
Income from discontinued operations before gain on sale and income tax expense	—	50	—	198
Income tax expense	—	20	—	78

Income from discontinued operations, net of tax	—	30	—	120

Net income	$8,950	$11,455	$21,306	$22,698

Net income per common share
Basic
Income from continuing operations, net of tax	$0.26	$0.37	$0.61	$0.73
Income from discontinued operations, net of tax	—	—	—	—
Net income	0.26	0.37	0.61	0.73
Diluted
Income from continuing operations, net of tax	$0.26	$0.37	$0.61	$0.72
Income from discontinued operations, net of tax	—	—	—	—
Net income	0.26	0.37	0.61	0.73
Average common shares outstanding
Basic	34,698	31,059	34,734	30,960
Diluted	34,987	31,339	35,036	31,249
Dividends declared per common share	$0.195	$0.195	$0.390	$0.385

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
(Dollars in thousands, except	Common Stock		Deferred	Payable in	Retained	Comprehensive
share and per share amounts)	Shares	Amount	Compensation	Common Stock	Earnings	Loss	Total

Balance, December 31, 2006	34,922,222	$231,602	$(1,226)	$1,226	$221,678	$(5,918)	$447,362
Comprehensive income:
Net income	—	—	—	—	21,306	—	21,306
Change in unrealized gains and losses on securities, net of reclassificiation adjustment for net losses included in net income	—	—	—	—	—	(2,772)	(2,772)

Total comprehensive income							18,534
Cummulative transaction adjustment for FIN 48	—	—	—	—	29	—	29
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(182)	—	—	—	(182)
Deferred compensation payable in common stock	—	—	—	182		—	182
Cash dividends declared, $0.39 per share	—		—	—	(13,634)	—	(13,634)
Issuance of shares under stock-based compensation plans, including related tax effects	256,787	4,889	—	—	—	—	4,889
Repurchase of common stock	(500,000)	(10,626)	—	—	—	—	(10,626)
Issuance of shares pursuant to acquisition	10,632	(726)	—	—	—	—	(726)

Balance, June 30, 2007	34,689,641	$225,139	$(1,408)	$1,408	$229,379	$(8,690)	$445,828

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
(In thousands)	2007	2006

Operating activities
Net income	$21,306	$22,698
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,490	2,399
Depreciation	3,845	4,761
Amortization of intangibles	537	304
Amortization of servicing rights	173	201
Stock-based compensation expense	1,787	1,068
Tax benefits from stock-based compensation plans	(137)	(328)
Premium amortization and discount accretion, net	199	579
Securities (gains) losses, net	11	(32)
Net gains on sales of other real estate owned	(101)	(89)
Write-downs on other real estate owned	278	355
Equity method investment gains, net	(1,805)	(556)
Gains on sales of loans held for sale	(1,459)	(776)
Gains on sale of Small Business Administration loans	(509)	—
Property sale gains, net	(215)	(188)
Origination of loans held for sale	(140,022)	(93,448)
Proceeds from sale of loans held for sale	142,302	92,290
Change in cash surrender value of life insurance	(398)	1,677
Change in other assets	5,545	(5,062)
Change in other liabilities	1,449	308

Net cash provided by operating activities	43,276	26,161
Investing activities
Proceeds from sales of securities available for sale	25,180	24,603
Proceeds from maturities, calls and paydowns of securities available for sale	126,006	48,719
Purchases of securities available for sale	(148,079)	(69,174)
Net change in loans	(70,119)	(130,822)
Proceeds from sales of other real estate owned	4,242	1,170
Net purchases of premises and equipment	(5,131)	(5,232)

Net cash used in investing activities	(67,901)	(130,736)
Financing activities
Net change in deposits	(17,782)	189,323
Net change in federal funds purchased and securities sold under repurchase agreements	14,439	(92,460)
Net change in commercial paper and other short-term borrowings	(66,347)	(65,374)
Proceeds from issuance of long-term debt and trust preferred securities	240,000	220,000
Retirement of long-term debt	(110,032)	(135,032)
Proceeds from issuance of common stock	4,752	3,721
Purchases of common stock	(10,626)	—
Tax benefits from stock-based compensation plans	137	328
Cash dividends paid	(13,657)	(10,147)

Net cash provided by financing activities	40,884	110,359

Net increase in cash and cash equivalents	16,259	5,784
Cash and cash equivalents at beginning of period	102,827	125,552

Cash and cash equivalents at end of period	$119,086	$131,336

Supplemental information
Cash paid for:
Interest	$79,570	$55,949
Income taxes	10,215	11,875
Non-cash items:
Transfer of loans to other real estate owned	669	2,674
Unrealized losses on securities available for sale (net of tax benefit of $1,810, and $3,968, respectively)	(2,772)	(6,079)
Issuance of common stock for business acquisition	(726)	362

See notes to consolidated financial statements.

First Charter Corporation
Notes to Consolidated Financial Statements
(Unaudited)
First Charter Corporation (“First Charter” or the “Corporation”), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.9 billion and is the holding company for First Charter Bank (the “Bank”). As of June 30, 2007, First Charter operated 58 financial centers, four insurance offices, and 138 ATMs throughout North Carolina and Georgia. First Charter also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, and mortgages. The results of operations of the Bank constitute the substantial majority of the consolidated net income, revenue, and assets of the Corporation.
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
The accompanying unaudited consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and accompanying notes in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on April 5, 2007.
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
2. Recent Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”
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
Accounting for Servicing of Financial Assets: In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140. SFAS 156 requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity amortizes the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assesses servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity measures servicing assets or liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. The Corporation adopted SFAS 156 as of January 1, 2007, and elected the amortization method. The initial adoption of SFAS 156 did not have an impact on the Corporation’s consolidated financial statements.
Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 was adopted by the Corporation as of January 1, 2007 and the statement is effective for all financial instruments acquired or issued by the Corporation on or after the date of adoption. The adoption of SFAS 155 did not have an impact on the Corporation’s consolidated financial statements.
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
As a result of various tax strategies of the Corporation, the amount of unrecognized tax benefits as of January 1, 2007 was $11.2 million, of which $10.3 million would impact the Corporation’s effective tax rate, if recognized. While it is possible that the unrecognized tax benefit could change significantly during the next year, it is reasonably possible that the Company will recognize approximately $0.4 million of unrecognized tax benefits as a result of the expiration of the relevant statute of limitations.
Consistent with prior reporting periods, the Corporation recognizes interest accrued in connection with unrecognized tax benefits, net of related tax benefits, and penalties in income tax expense in the consolidated statements of income. As of January 1, 2007, the date the Corporation adopted FIN 48, the Corporation had accrued approximately $0.8 million for the payment of interest and penalties. As of June 30, 2007, the Corporation had accrued approximately $0.8 million for the payment of interest and penalties.
The Corporation is under examination by the North Carolina Department of Revenue (the “DOR”) for tax years 1999 through 2004 and is subject to examination for subsequent tax years. As a result of the examination, the DOR issued a proposed tax assessment, including an estimate for accrued interest, of $3.7 million for tax years 1999 and 2000. The Corporation is currently appealing the proposed assessment. The Corporation estimates that the maximum tax liability that may be asserted by the DOR for tax years 1999 through the current tax year is approximately $15.1 million in excess of amounts reserved, net of federal tax benefit. The Corporation would disagree with such potential liability, if assessed, and would intend to continue to defend its position. The Corporation believes its current tax reserves are adequate.
There can be no assurance regarding the ultimate outcome of this matter, the timing of its resolution or the eventual loss or penalties that may result from it, which may be more or less than the amounts reserved by the Corporation.
The Corporation is also under examination by the Internal Revenue Service for the 2004 tax year. The examination is of a routine nature and is not the result of any prior tax position taken by the Corporation. The Corporation’s tax years prior to 2003 are no longer subject to examination by the Internal Revenue Service.
Accounting for Purchases of Life Insurance: In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. The EITF reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy when determining the amount that could be realized under the insurance contract. The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Furthermore, the Task Force reached a consensus that the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist if the policy continues to operate under its normal terms (continues to earn interest) during the restriction period. The Corporation adopted EITF No. 06-5 as of January 1, 2007, and the adoption did not have a material impact on the Corporation’s consolidated financial statements.
Effects of Prior-Year Misstatements: In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. In December 2006, the Corporation adopted the provisions of SAB 108. The Corporation’s

Annual Report on Form 10-K contains further disclosure related to the adoption of SAB 108 in Note 3 to the consolidated financial statements. The impact of the Corporation’s SAB 108 adjustments as of and for the three months and six months ended and June 30, 2006, is summarized below:

	As of and for the Three Months Ended
	June 30, 2006
	Before		As
(in thousands, except per share data)	Adjustment	Adjustment	Adjusted

Other assets	$167,149	$(2,043)	$165,106
Other liabilities	41,830	994	42,824
Shareholders’ equity	336,935	(3,037)	333,898
Mortgage services revenue	916	(104)	812
Total noninterest income	16,396	(104)	16,292
Salaries and employee benefits expense	16,297	46	16,343
Total noninterest expense	30,642	46	30,688
Total income tax expense	6,025	(59)	5,966
Net income	11,546	(91)	11,455
Diluted earnings per share	0.37	—	0.37

	As of and for the Six Months Ended
	June 30, 2006
	Before		As
(in thousands, except per share data)	Adjustment	Adjustment	Adjusted

Other assets	$167,149	$(2,043)	$165,106
Other liabilities	41,830	994	42,824
Shareholders’ equity	336,935	(3,037)	333,898
Mortgage services revenue	1,724	(389)	1,335
Total noninterest income	33,672	(389)	33,283
Salaries and employee benefits expense	33,451	92	33,543
Total noninterest expense	61,337	92	61,429
Total income tax expense	11,881	(189)	11,692
Net income	22,990	(292)	22,698
Diluted earnings per share	0.74	(0.01)	0.73

3. Acquisitions and Divestitures
Acquisition of GBC Bancorp, Inc. On November 1, 2006, the Corporation completed its acquisition of GBC Bancorp, Inc. (“GBC”), parent of Gwinnett Banking Company (“Gwinnett Bank”), headquartered in Lawrenceville, Georgia. The assets and liabilities of GBC were recorded on the Corporation’s balance sheet at their estimated fair values as of the acquisition date, and their results of operations were included in the consolidated statements of income from that date forward.
The Corporation continues to finalize the valuations of certain assets and liabilities, including intangible assets. During the six months ended June 30, 2007, the Corporation made certain refinements to its initial allocation of the GBC purchase price, including a $1.0 million adjustment to the purchase price as the stock price paid upon acquisition was adjusted for EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The following table shows the excess of the purchase price over capitalized merger costs and carrying value of net assets acquired, the initial purchase price allocation and the resulting goodwill as of the date of the acquisition, subsequent purchase price refinements, and the adjusted purchase price allocation at June 30, 2007.

	Initial		Adjusted
	Purchase	Purchase	Purchase
	Price	Price	Price
(In thousands)	Allocation	Refinements	Allocation

Purchase price	$103,221	$(982)	$102,239
Capitalized merger costs	1,211	88	1,299
Carrying value of net assets acquired	39,869	—	39,869

Excess of the purchase price over capitalized merger costs and carrying value of net assets acquired	64,563	(894)	63,669
Purchase accounting adjustments:
Securities	241	—	241
Loans	643	(108)	535
Deferred taxes	794	—	794
Certificates of deposit	—	33	33

Subtotal	1,678	(75)	1,603

Core deposit intangibles	(3,091)	(469)	(3,560)
Other identifiable intangible assets	(1,186)	238	(948)

Goodwill	$61,964	$(1,200)	$60,764

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

	Six Months Ended
	June 30
(In thousands)	2007	2006

Noninterest income	$—	$1,809
Noninterest expense	—	1,611

Income from discontinued operations before tax	—	198
Gain on sale	—	—
Income tax expense	—	78

Income from discontinued operations, after tax	$—	$120

On December 1, 2004, the Corporation acquired substantially all of the assets of Smith & Associates Insurance Services Inc., a property and casualty insurance agency (the “Agency”). In connection with this transaction, the Corporation has previously issued to the Agency an aggregate of 42,198 shares of common were valued at $1.1 million. On May 1, 2007, pursuant to the purchase agreement and based upon the performance of the business for the period of December 1, 2005 through November 30, 2006, the Corporation issued 10,632 additional shares of Common Stock valued at $0.3 million to the Agency. One additional issuance, based upon the future performance of the acquired business, is expected to total approximately $0.2 million, if earned.
4. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of the Corporation’s common stock outstanding for the three and six months ended June 30, 2007 and 2006, respectively. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock equivalents and contingently issuable shares, which consist of dilutive stock options, restricted stock, and performance shares, were issued.

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Basic weighted-average number of common shares outstanding	34,697,944	31,058,858	34,733,825	30,959,711
Dilutive effect arising from potential common stock issuances	288,718	280,467	302,190	289,338

Diluted weighted-average number of common shares outstanding	34,986,662	31,339,325	35,036,015	31,249,049

The effects of outstanding anti-dilutive stock options are excluded from the computation of diluted net income per share. These amounts were 454,329 and 436,568 shares for the three and six months ended June 30, 2007, respectively. The amounts were 257,667 and 259,185 shares for the three and six months ended June 30, 2006, respectively.
Dividends declared by the Corporation were $0.195 per share for the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006 dividends declared by the Corporation were $0.39 per share and $0.385 per share, respectively.
5. Goodwill and Other Intangible Assets
A summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the net carrying amount of unamortized intangible assets follows:

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets from continuing operations:
Core deposits	$3,560	$475	$3,085	$3,091	$200	$2,891
Noncompete agreements	90	78	12	90	63	27
Customer lists	2,487	1,424	1,063	2,359	1,177	1,182

Total Amortized Intangible Assets	6,137	1,977	4,160	5,540	1,440	4,100

Goodwill	79,947	N/A	79,947	80,968	N/A	80,968

Total goodwill and amortized intangible assets	$86,084	$1,977	$84,107	$86,508	$1,440	$85,068

The gross carrying amount of core deposit intangibles increased to $3.6 million at June 30, 2007, from $3.1 million at December 31, 2006, and goodwill decreased to $79.9 million at June 30, 2007 from $81.0 million at December 31, 2006. These changes are primarily due to refinements made in the purchase accounting for the GBC acquisition. Refer to Note 3 for further discussion of the GBC purchase accounting adjustments.
The gross carrying amount of customer lists increased to $2.5 million at June 30, 2007 from $2.4 million at December 31, 2006 due to a contractual payment made in connection with the acquisition of Smith & Associates Insurance Services, Inc.

Amortization expense from continuing and discontinued operations follows:

	Six Months Ended
	June 30
(In thousands)	2007	2006

Continuing operations	$537	$209
Discontinued operations	—	95

Total intangibles amortization expense	$537	$304

Expected future amortization expense on finite-lived intangible assets follows:

	Core	Noncompete	Customer
(In thousands)	Deposits	Agreements	Lists	Total

July 1 - December 31 ,2007	$333	$12	$215	$560
2008	608	—	344	952
2009	531	—	229	760
2010	453	—	117	570
2011	375	—	68	443
2012 and after	785	—	90	875

Total intangibles amortization	$3,085	$12	$1,063	$4,160

6. Comprehensive Income
Comprehensive income is defined as the change in shareholders’ equity from all transactions other than those with shareholders, and it includes net income and other comprehensive income.
The components of comprehensive income follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Comprehensive income
Net Income	$8,950	$11,455	$21,306	$22,698
Other comprehensive loss
Unrealized losses on available-for-sale securities, net	(5,538)	(8,542)	(4,593)	(10,015)
Reclassification adjustment for gain/(losses) included in net income	—	32	(11)	32
Income tax effect, net	(2,188)	(3,385)	(1,810)	(3,968)

Other comprehensive loss	(3,350)	(5,189)	(2,772)	(6,079)

Total comprehensive income	$5,600	$6,266	$18,534	$16,619

7. Securities Available for Sale
Securities available for sale are summarized as follows:

	June 30, 2007
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government agency obligations	$238,155	$41	$1,494	$236,702
Mortgage-backed securities	469,821	149	11,466	458,504
State, county, and municipal obligations	92,474	386	671	92,189
Asset-backed securities	57,767	155	1,865	56,057
Equity securities	54,666	438	28	55,076

Total securities	$912,883	$1,169	$15,524	$898,528

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government agency obligations	$278,106	$358	$3,070	$275,394
Mortgage-backed securities	419,824	768	8,572	412,020
State, county, and municipal obligations	102,221	745	364	102,602
Asset-backed securities	65,141	11	37	65,115
Equity securities	50,897	387	—	51,284

Total securities	$916,189	$2,269	$12,043	$906,415

The contractual maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation’s securities portfolio at June 30, 2007, are summarized below. Actual maturities may differ from contractual maturities shown below, as borrowers may have the right to pre-pay these obligations without pre-payment penalties.

			Due after 1		Due after 5
	Due in 1 year		through 5		through 10		Due after
	or less		years		years		10 years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Fair value of securities available for sale
U.S. government agency obligations	$130,804	3.76%	$98,245	4.72%	$7,653	5.56%	$—	—%	$236,702	4.22%
Mortgage-backed securities (1)	4,351	4.77	354,130	5.00	89,942	4.96	10,081	5.76	458,504	5.01
State and municipal obligations (2)	10,797	7.11	31,044	5.69	13,284	6.14	37,064	5.76	92,189	5.95
Asset-backed securities	—	—	24,503	7.53	9,900	6.70	21,654	7.41	56,057	7.34
Equity securities (3)	—	—	—	—	—	—	55,076	5.77	55,076	5.77

Total	$145,952	4.04%	$507,922	5.11%	$120,779	5.27%	$123,875	6.05%	$898,528	5.09%

Amortized cost of securities available for sale	$146,489		$518,030		$123,405		$124,959		$912,883

(1)	Maturities estimated based on average life of security.

(2)	Yields on tax-exempt securities are calculated on a tax-equivalent basis using the marginal Federal income tax rate of 35 percent.

(3)
Although equity securities have no stated maturity, they are presented for illustrative purposes only. The 5.77% yield represents the expected dividend yield to be earned on equity securities, principally investments in Federal Home Loan Bank of Atlanta and Federal Reserve Bank Stock.

Securities with an aggregate carrying value of $704.6 million and $632.9 million at June 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank (“FHLB”) borrowings.

Gross gains and losses recognized on the sale of securities are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2007	2006	2007	2006

Gross gains	$—	$32	$94	$32
Gross losses	—	—	(105)	—

Securities gains (losses), net	$—	$32	$(11)	$32

At June 30, 2007 and December 31, 2006, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $44.9 million and $44.3 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are redeemable at par value from the FHLB. In addition, the Bank owned Federal Reserve Bank stock with a cost basis (par value) of $8.3 million and $5.6 million at June 30, 2007 and December 31, 2006, respectively, which is also included in equity securities.
There were no write-downs for other-than-temporary declines in the fair value of debt and equity securities for the three and six months ended June 30, 2007 or 2006.
As of June 30, 2007, there were no issues of securities available for sale (excluding U.S. government agency obligations), which had carrying values that exceeded 10 percent of shareholders’ equity of the Corporation.
U.S. government agency obligations of $206.2 million were considered temporarily impaired at June 30, 2007. U.S. government agency obligations are interest-bearing debt securities of U.S. government agencies (i.e., FNMA and FHLMC). At June 30, 2007, mortgage-backed securities of $418.1 million were considered temporarily impaired. The Corporation’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. State, county, and municipal obligations of $27.5 million were considered temporarily impaired at June 30, 2007. Asset-backed securities of $42.9 million were considered temporarily impaired at June 30, 2007. These obligations are collateralized debt obligations, representing securitizations of financial company capital securities. Equity securities of $0.5 million were considered temporarily impaired at June 30, 2007.
The unrealized losses at June 30, 2007, shown in the following table resulted primarily from an increase in rates across the yield curve.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

AAA/AA-RATED SECURITIES
U.S. government agency obligations	$47,600	$101	$158,574	$1,393	$206,174	$1,494
Mortgage-backed securities	187,677	1,689	230,436	9,777	418,113	11,466
State, county, and muncipal obligations	9,595	136	17,911	535	27,506	671

Total AAA/AA-rated securities	244,872	1,926	406,921	11,705	651,793	13,631
A/BBB-RATED SECURITIES
Asset-backed securities	42,903	1,865	—	—	42,903	1,865

Total A/BBB-rated securities	42,903	1,865	—	—	42,903	1,865
UNRATED SECURITIES
Equity securities	472	28	—	—	472	28

Total unrated securities	472	28	—	—	472	28

Total temporarily impaired securities	$288,247	$3,819	$406,921	$11,705	$695,168	$15,524

At June 30, 2007, investments in a gross unrealized loss position included 26 U.S. agency securities, 68 mortgage-backed securities, 34 municipal obligations, and six asset-backed securities. The unrealized losses associated with these securities were not considered to be other-than-temporary, because they were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or the issuer. At June 30, 2007, the Corporation had the ability and the intent to hold these investments to recovery of fair market value. The Corporation’s available-for-sale securities portfolio also contains one equity security in an unrealized loss position. This equity security began trading publicly in the first quarter of 2007 and the stock price has decreased, resulting in an unrealized loss.
8. Loans and Allowance for Loan Losses
The Bank primarily makes commercial and installment loans to customers throughout its primary market area, which includes the states of North Carolina, South Carolina, and Georgia, and predominately centers on the metro regions of Charlotte and Raleigh, North Carolina, and Atlanta, Georgia. The real estate loan portfolio can be affected by the condition of the local real estate markets. At June 30, 2007, the majority of the total loan portfolio was to borrowers within this market area. The diversity of this market area’s economic base provides a stable lending environment.
Portfolio loans are categorized as follows:

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$1,094,866	30.8%	$1,034,317	29.7%
Commercial non real estate	317,984	8.9	301,958	8.7
Construction	859,301	24.2	793,294	22.8
Mortgage	589,976	16.6	618,142	17.7
Home equity	415,705	11.7	447,849	12.8
Consumer	276,005	7.8	289,493	8.3

Total portfolio loans	$3,553,837	100.0%	$3,485,053	100.0%

A summary of changes in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2007	2006	2007	2006

Balance, beginning of period	$35,854	$29,505	$34,966	$28,725
Provision for loan losses	9,124	880	10,490	2,399
Charge-offs	(547)	(1,135)	(1,333)	(2,364)
Recoveries	359	270	667	760

Net charge-offs	(188)	(865)	(666)	(1,604)

Balance, June 30	$44,790	$29,520	$44,790	$29,520

The table below summarizes the Corporation’s nonperforming assets.

	June 30	December 31
(In thousands)	2007	2006

Nonaccrual loans	$17,387	$8,200
Loans 90 days or more past due and accruing interest	—	—

Total nonperforming loans	17,387	8,200
Other real estate	2,726	6,477

Total nonperforming assets	$20,113	$14,677

At June 30, 2007 and December 31, 2006, impaired loans amounted to $8.8 million and $1.0 million, respectively. Included in the allowance for loan losses was $1.2 million and $0.3 million related to the impaired loans at June 30, 2007 and December 31, 2006, respectively. Beginning January 1, 2007, the Corporation began including consumer and residential mortgage loans with outstanding principal balances of $150,000 or greater in its computation of impaired loans calculated under SFAS 114, Accounting by Creditors for Impairment of a Loan — an Amendment to FASB Statements No. 5 and No. 15. The application of this methodology conforms the consumer and residential mortgage loan analysis to the Corporation’s SFAS 114 analysis for commercial loans. Included in the $8.8 million of total impaired loans at June 30, 2007 were $3.4 million of consumer and residential mortgage loans. Had this methodology been applied at December 31, 2006, the impaired loan balance would have been $4.0 million.
During the second quarter of 2007, the North Carolina Attorney General obtained a court order to appoint a receiver to take control of a real estate venture in Western North Carolina. The Attorney General’s complaint alleges that various defendants, including real estate development companies, individuals, and an appraiser engaged in deceptive practices to induce consumers to obtain loans to purchase lots in The Village of Penland and related development projects (“Penland”) in the Spruce Pine, North Carolina area. These lots were allegedly priced based upon inflated appraisals. Several financial institutions, including First Charter, made loans in connection with these residential developments.
As of June 30, 2007, the Corporation had 70 loans with an aggregate outstanding balance of $14.1 million to individual lot purchasers related to Penland. As previously disclosed, based on management’s assessment of probable incurred losses associated with the Penland loan portfolio, the Corporation recorded an additional $7.8 million provision for loan losses during the second quarter of 2007. As of June 30, 2007, no loans in the Penland loan portfolio had reached a 90-day past-due status. However, based on management’s assessment of the individual borrowers, $5.4 million of these loans were placed on nonaccrual status as of June 30, 2007.
The average recorded investment in individually impaired loans for the three and six months ended June 30, 2007 were $8.2 million and $6.7 million, respectively. Individually impaired loans were $1.3 million and $1.8 million for the three and six months ended June 30, 2006. Included in the $8.2 million and $6.7 million of average impaired loans for the three and six months ended June 30, 2007 were $2.8 million and $2.7 million of consumer and residential mortgage loans, respectively.
9. Servicing Rights
As of June 30, 2007, the Corporation serviced $197.2 million of mortgage loans for other parties. The carrying value and aggregate estimated fair value of mortgage servicing rights (“MSR”) at June 30, 2007 was $0.7 million and $2.0 million, respectively, compared to a carrying value and estimated fair value of $0.8 million and $2.1 million, respectively, at December 31, 2006.
In conjunction with the Corporation’s acquisition of GBC and its primary banking subsidiary, Gwinnett Bank, on November 1, 2006, the Corporation capitalized $1.2 million in servicing rights on Small Business Administration (“SBA”) loans originated, sold, and serviced by Gwinnett Bank. Effective March 1, 2007, Gwinnett Bank was merged with and into the Bank. The Corporation continues to finalize the valuations of certain assets, including the SBA loan servicing rights. During the three months ended March 31, 2007, the servicing rights valuation was refined, resulting in a downward adjustment of $0.2 million. Amortization expense included for the six months ended June 30, 2007, was $0.1 million. As of June 30, 2007, the Corporation serviced $38.3 million of SBA loans for other parties, and the carrying value and estimated fair value of the SBA loan servicing rights (“SSR”) was $0.8 million and $1.0 million, respectively.
Servicing rights are periodically evaluated for impairment based on their fair value. Impairment is recognized as a reduction to the carrying value of the asset. Fair value is estimated based on market prices for similar assets and on the discounted estimated present value of future net cash flows based on market consensus loan prepayment estimates, historical prepayment rates, interest rates, and other economic factors. For purposes of impairment evaluation, the servicing assets are stratified based on predominant risk characteristics of the underlying loans, including loan type (conventional or government) and note rate.
The following is an analysis of capitalized servicing rights included in other assets in the consolidated balance sheets:

	2007		2006
(In thousands)	MSR	SSR	MSR	SSR

Beginning Balance	$756	$1,137	$1,133	$—
Servicing rights capitalized	—	13	—	—
Purchase accounting adjustment	—	(238)	—	—
Amortization expense	(41)	(40)	(101)	—

Balance, March 31	$715	$872	$1,032	$—
Servicing rights capitalized	—	8	—	—
Amortization expense	(41)	(51)	(100)	—

Balance, June 30	$674	$829	$932	$—

Assumptions used to value the MSR included an average conditional prepayment rate (“CPR”) of 15.2 percent, an average discount rate of 12.2 percent, and a weighted-average life of 3.6 years. An increase in the prepayment rates of 10 percent and 20 percent may result in a decline in fair value of $79,000 and $153,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $53,000 and $103,000, respectively. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which may magnify or counteract the sensitivities.
Assumptions used to value the SSR included a CPR of 12.0 percent, a discount rate of 11.0 percent, and a weighted-average life of 4.7 years. An increase in the prepayment rates of 10 percent and 20 percent may result in a decline in fair value of $44,000 and $85,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $28,000 and $54,000, respectively.
The MSR and SSR are expected to be amortized against other noninterest income over a weighted-average period of 3.1 years and 3.0 years, respectively. Expected future amortization expense for these capitalized servicing rights follows:

(In thousands)	MSR	SSR	Total

July 1 - December 31, 2007	$83	$97	$180
2008	135	170	305
2009	111	141	252
2010	92	116	208
2011	74	95	169
2012 and after	179	210	389

Total amortization	$674	$829	$1,503

For the three and six months ended June 30, 2007, contractual servicing fee revenue was $0.3 million and $0.7 million, respectively, and was included in the mortgage services line item of other noninterest income. Contractual servicing fee revenue recognized for the three and six months ended June 30, 2006 was $0.3 million and $0.5 million, respectively, and was included in other noninterest income.

10. Stock-Based Compensation
First Charter Comprehensive Stock Option Plan. In April 1992, the Corporation’s shareholders approved the First Charter Corporation Comprehensive Stock Option Plan (“Comprehensive Stock Option Plan”). Under the terms of the Comprehensive Stock Option Plan, stock options (which can be incentive stock options or non-qualified stock options) may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Stock Option Plan generally are determined by the Compensation Committee of the Corporation’s Board of Directors (“Compensation Committee”). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. Under the Comprehensive Stock Option Plan, 480,000 shares of common stock are reserved for issuance. During the three and six months ended June 30, 2007, no shares were issued under this plan.
First Charter Corporation Stock Option Plan for Non-Employee Directors. In April 1997, the Corporation’s shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (“Director Plan”). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally are determined by the Compensation Committee. The exercise price for each option granted, however, is the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan. During the three and six months ended June 30, 2007, no shares were issued under this plan.
2000 Omnibus Stock Option and Award Plan. In June 2000, the Corporation’s shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (the “2000 Omnibus Plan”). Under the 2000 Omnibus Plan, 2.0 million shares of common stock were originally reserved for issuance. In April of 2005, the shareholders approved an amendment to the 2000 Omnibus Plan, authorizing an additional 1.5 million shares for issuance, for a total of 3.5 million shares. The 2000 Omnibus Plan permits the granting of stock options and nonvested shares to Directors and key employees. Stock options are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant; those stock option awards generally vest ratably over five years and have a 10-year contractual term. Nonvested shares are generally granted at a value equal to the market price of the Corporation’s common stock at the date of grant and vesting is based on either service or performance conditions. Service-based nonvested shares generally vest over three years. Performance-based nonvested shares are earned over three years upon meeting various performance goals as approved by the Compensation Committee, including cash return on equity, targeted charge-off levels, and earnings per share growth as measured against a group of selected peer companies. During the three months ended June 30, 2007, no shares were issued under this plan. During the six months ended June 30, 2007, 71,500 stock options, 21,000 service-based nonvested shares, and 54,600 performance-based nonvested shares were issued under this plan.
Restricted Stock Award Program. In April 1995, the Corporation’s shareholders approved the First Charter Corporation Restricted Stock Award Program (the “Restricted Stock Plan”). Awards of restricted stock (nonvested shares) may be made under the Restricted Stock Plan at the discretion of the Compensation Committee to key employees. Nonvested shares are granted at a value equal to the market price of the Corporation’s common stock at the date of grant and generally vest based on either three or five years of service. Under the Restricted Stock Plan, a maximum of 360,000 shares of common stock are reserved for issuance. During the three and six months ended June 30, 2007, there were 18,732 and 89,935 service-based nonvested shares issued under this plan, respectively.

Stock-based compensation costs totaled $1.0 million for the three months ended June 30, 2007, which consisted of $32,000 related to stock options, $736,000 related to service-based nonvested shares, and $232,000 related to performance-based nonvested shares. For the six months ended June 30, 2007, stock-based compensation costs totaled $1.8 million, which consisted of $82,000 related to stock options, $1.3 million related to service-based nonvested shares, and $446,000 related to performance-based nonvested shares.
Stock-based compensation costs totaled $555,000 for the three months ended June 30, 2006, which consisted of $202,000 related to stock options, $246,000 related to service-based nonvested shares, and $107,000 related to performance-based nonvested shares. For the six months ended June 30, 2006, stock-based compensation costs totaled $1.1 million, which consisted of $481,000 related to stock options, $373,000 related to service-based nonvested shares, and $214,000 related to performance-based nonvested shares.
The fair value of each stock option award is estimated at the date of grant using a Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Expected volatility	N/A	N/A	22.4%	25.0%
Expected dividend yield	N/A	N/A	3.2	3.2
Risk-free interest rate	N/A	N/A	4.8	3.9
Expected term (in years)	N/A	N/A	8.0	7.0

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Corporation’s stock.
Stock option activity under the Comprehensive Stock Option Plan, the Director Plan, and the 2000 Omnibus Plan at and for the six months ended June 30, 2007, follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at January 1, 2007	1,497,619	$20.57
Granted	71,500	24.46
Exercised	(56,960)	18.98		$297,893
Forfeited or expired	(204,906)	25.79

Outstanding at March 31, 2007	1,307,253	$20.03	5.5	$3,093,754

Exercisable at March 31, 2007	1,187,673	$19.62	5.1	$3,093,754

Weighted-average Black-Scholes fair value of options granted during the period		$5.63

Outstanding at March 31, 2007	1,307,253	$20.03
Granted	—	—
Exercised	(60,338)	17.75		$239,159
Forfeited or expired	(22,878)	22.76

Outstanding at June 30, 2007	1,224,037	$20.09	5.3	$1,501,676

Exercisable at June 30, 2007	1,104,457	$19.65	5.1	$1,501,676

Weighted-average Black-Scholes fair value of options granted during the period		$—

No options were granted during the three months ended June 30, 2006. The weighted-average Black-Scholes fair value of options granted during the six months ended June 30, 2006, was $5.85, and the aggregate intrinsic value of options exercised was $604,000 and $1.5 million, respectively.
Nonvested share activity under the Omnibus Plan and the Restricted Stock Plan at and for the six months ended June 30, 2007 follows:

	Service-Based		Performance-Based
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1, 2007	215,663	$24.00	52,100	$21.91
Granted	92,203	24.34	54,600	22.70
Vested	(5,342)	23.66	—	—
Forfeited or expired	(13,262)	23.81	—	—

Outstanding at March 31, 2007	289,262	$24.14	106,700	$22.31
Granted	18,732	20.64	—	—
Vested	—	—	(5,967)	22.13
Forfeited or expired	(4,666)	23.88	(9,333)	22.41

Outstanding at June 30, 2007	303,328	$23.92	91,400	$22.32

As of June 30, 2007, there was approximately $5.6 million of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan and the Restricted Stock Plan. This cost is expected to be recognized over a remaining weighted-average period of 2.3 years. No share-based awards vested during the three months ended June 30, 2007. The total fair value of share-based awards that vested during the six months ended June 30, 2007, was $126,000.
As of June 30, 2007, there was $1.3 million of total unrecognized compensation cost related to performance-based nonvested share-based compensation arrangements granted under the Omnibus Plan. This cost is expected to be recognized over a remaining weighted-average period of 1.9 years.
The following table provides certain information about stock options outstanding at June 30, 2007:

	Outstanding Options			Options Exercisable
		Weighted-Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price

$5.01-10.00	3,400	2.2	$9.04	3,400	$9.04
10.01 - 12.50	18,702	1.5	11.63	18,702	11.63
12.51 - 15.00	63,160	2.5	14.43	63,160	14.43
15.01 - 17.50	256,537	4.0	16.62	256,537	16.62
17.51 - 20.00	262,845	4.4	18.44	262,845	18.44
20.01 - 22.50	167,814	6.4	20.78	167,814	20.78
22.51 - 25.00	422,514	7.1	23.83	302,934	23.71
25.01 - 27.50	29,065	2.7	26.35	29,065	26.35

Total	1,224,037	5.3	$20.09	1,104,457	$19.65

11. Other Borrowings
A summary of other borrowings follows:

	June 30, 2007		December 31, 2006
		Weighted-		Weighted-
		Average		Average
		Contractual		Contractual
(In thousands)	Balance	Rate	Balance	Rate

Federal funds purchased and securities sold under agreements to repurchase	$216,152	4.71%	$201,713	4.60%
Commercial paper	77,844	2.71	38,191	2.72
Other short-term borrowings	265,000	5.30	371,000	5.35
Long-term debt	617,762	5.13	487,794	4.79

Total other borrowings	$1,176,758	4.93%	$1,098,698	4.87%

Securities sold under agreements to repurchase represent short-term borrowings by the banking subsidiaries with maturities less than one year collateralized by a portion of the Corporation’s securities of the United States government or its agencies, which have been delivered to a third-party custodian for safekeeping. Securities with an aggregate carrying value of $194.2 million and $214.9 million at June 30, 2007 and December 31, 2006, respectively, were pledged to secure securities sold under agreements to repurchase.
Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the banking subsidiaries. At June 30, 2007, the Bank had federal funds back-up lines of credit totaling $363.0 million with $88.0 million outstanding. At December 31, 2006, the Bank had federal funds backup lines of credit totaling $188.2 million with $41.5 million outstanding.
The Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial clients. Commercial paper outstanding at June 30, 2007 was $77.8 million, compared to $38.2 million at December 31, 2006.
Other short-term borrowings consist of the FHLB borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At June 30, 2007, the Bank had $265.0 million of short-term FHLB borrowings, compared to $371.0 million at December 31, 2006.
Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At June 30, 2007, the Bank had $555.9 million of long-term FHLB borrowings, compared to $425.9 million at December 31, 2006. In addition, the Corporation had $61.9 million of outstanding subordinated debentures at June 30, 2007 and December 31, 2006.
The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II, in June 2005 and September 2005, respectively; both are wholly-owned business trusts. First Charter Capital Trust I and First Charter Capital Trust II issued $35.0 million and $25.0 million, respectively, of trust preferred securities that were sold to third parties. The proceeds of the sale of the trust preferred securities were used to purchase the subordinated debentures (the “Notes”) discussed above from the Corporation, which are presented as long-term borrowings in the consolidated balance sheet and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

The following table is a summary of the Corporation’s outstanding trust preferred securities and Notes as of June 30, 2007.

(Dollars in thousands)
		Aggregate
		Principal
		Amount of	Aggregate
		Trust	Principal	Stated	Per Annum	Interest
		Preferred	Amount of	Maturity of	Interest Rate	Payment	Redemption
Issuer	Issuance Date	Securities	the Notes	the Notes	of the Notes	Dates	Period

Capital Trust I	June 2005	$35,000	$36,083	September 2035	3 mo. LIBOR + 169 bps	3/15, 6/15, 9/15, 12/15	On or after 9/15/2010
Capital Trust II	September 2005	25,000	25,774	December 2035	3 mo. LIBOR + 142 bps	3/15, 6/15, 9/15, 12/15	On or after 12/15/2010

Total		$60,000	$61,857

12. Commitments, Contingencies, and Off-Balance-Sheet Risk
Commitments and Off-Balance-Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at June 30, 2007, of standby letters of credit issued or modified during the three and six months ended June 30, 2007 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.
The Corporation’s maximum exposure is as follows:

	Less than				Timing not
(In thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	determinable	Total

Loan commitments	$703,813	$118,172	$42,662	$59,637	$—	$924,284
Lines of credit	31,390	1,639	2,921	455,613	—	491,563
Standby letters of credit	22,920	3,548	—	—	—	26,468
Anticipated tax settlements	584	—	—	—	10,551	11,135

Total commitments	$758,707	$123,359	$45,583	$515,250	$10,551	$1,453,450

Contingencies. The Corporation is under examination by the North Carolina Department of Revenue for tax years 1999 through 2004 and is subject to examination for subsequent tax years. Additional information regarding the examination is included in Note 2.
The Corporation and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity, or financial position of the Corporation or the Bank.

13. Regulatory Restrictions and Capital Ratios
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of June 30, 2007, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
The Corporation’s and the Bank’s various regulators have issued regulatory capital requirements for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At June 30, 2007, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks. In the judgment of management, there have been no events or conditions since June 30, 2007, which would change the “well capitalized” status of the Corporation or the Bank.
The Corporation’s and the Bank’s actual capital amounts and ratios follow:

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2007:
Leverage
First Charter Corporation	$430,373	8.97%	$192,023	4.00%	None	None
First Charter Bank	411,177	8.57	191,914	4.00	$239,893	5.00%

Tier I Capital
First Charter Corporation	$430,373	10.57%	$162,932	4.00%	None	None
First Charter Bank	411,177	10.10	162,782	4.00	$244,174	6.00%

Total Risk-Based Capital
First Charter Corporation	$475,358	11.67%	$325,863	8.00%	None	None
First Charter Bank	455,967	11.20	325,565	8.00	$406,956	10.00%

At December 31, 2006:
Leverage
First Charter Corporation	$428,135	9.32%	$183,678	4.00%	None	None
First Charter Bank	362,970	8.36	173,591	4.00	$216,988	5.00%

Tier I Capital
First Charter Corporation	$428,135	10.53%	$162,614	4.00%	None	None
First Charter Bank	362,970	9.99	145,275	4.00	$217,913	6.00%

Total Risk-Based Capital
First Charter Corporation	$463,273	11.40%	$325,228	8.00%	None	None
First Charter Bank	393,664	10.84	290,550	8.00	$363,188	10.00%

Tier 1 capital consists of total equity plus qualifying capital securities and minority interests, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets, and adjustments related to the valuation of servicing assets and certain equity investments in nonfinancial companies (equity method investments).
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
The Corporation from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve was $1.0 million at June 30, 2007.
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
14. Subsequent Event
On July 31, 2007, the General Assembly of North Carolina passed House Bill 1473 which includes a provision that disallows the deduction of dividends paid by captive real estate investment trusts (“REITs”) for the purposes of determining North Carolina taxable income. The Corporation, through its subsidiaries, participates in two entities classified as captive REITs from which the Corporation has historically received dividends which resulted in certain tax benefits taken within the Corporation’s tax returns and consolidated financial statements. This legislation is effective for taxable years beginning on or after January 1, 2007.
The Corporation is currently evaluating the impact that this legislation will have on the Corporation’s current and prior tax filings, as well as the related financial statement impact to the Corporation’s effective tax rate and uncertain tax positions. Assuming the legislation eliminates the deductibility of the REIT dividends for North Carolina state income tax purposes, the Corporation expects an increase in its effective tax rate for 2007 and subsequent fiscal years.
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

Information regarding the separate results of operations and assets for the Bank and Other for the three months ended June 30, 2007 and 2006 follows:

	Three Months Ended
	June 30, 2007
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$78,280	$11	$—	$78,291
Interest expense	39,520	1,227	—	40,747

Net interest income (expense)	38,760	(1,216)	—	37,544
Provision for loan losses	9,124	—	—	9,124
Noninterest income	20,109	32	—	20,141
Noninterest expense	34,951	256	—	35,207

Income (loss) from continuing operations before	14,794	(1,440)	—	13,354
income tax expense
Income tax expense (benefit)	4,886	(482)	—	4,404

Net income (loss)	$9,908	$(958)	$—	$8,950

Average loans	$3,543,840	$—	$—	$3,543,840
Average assets	4,861,455	537,631	(524,344)	4,874,742
Total assets	4,898,290	589,514	(571,083)	4,916,721

	Three Months Ended
	June 30, 2006
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$63,653	$89	$—	$63,742
Interest expense	29,935	1,160	—	31,095

Net interest income (expense)	33,718	(1,071)	—	32,647
Provision for loan losses	880	—	—	880
Noninterest income (loss)	16,301	(9)	—	16,292
Noninterest expense	30,649	39	—	30,688

Income (loss) from continuing operations before	18,490	(1,119)	—	17,371
income tax expense
Income tax expense (benefit)	6,329	(383)	—	5,946

Income (loss) from continuing operations, net of tax	12,161	(736)	—	11,425
Discontinued operations:
Income from discontinued operations	50	—	—	50
Income tax expense	20	—	—	20

Income from discontinued operations, net of tax	30	—	—	30

Net income (loss)	$12,191	$(736)	$—	$11,455

Average loans	$3,030,815	$—	$—	$3,030,815
Average assets of continuing operations	4,251,761	417,805	(397,703)	4,271,863
Average assets of discontinued operations	2,482	—	—	2,482
Total assets of continuing operations	4,332,140	443,647	(417,139)	4,358,648
Total assets of discontinued operations	2,583	—	—	2,583

Information regarding the separate results of operations and assets for the Bank and Other for the six months ended June 30, 2007 and 2006 follows:

	Six Months Ended
	June 30, 2007
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$155,412	$93	$—	$155,505
Interest expense	78,742	2,484	—	81,226

Net interest income (expense)	76,670	(2,391)	—	74,279
Provision for loan losses	10,490	—	—	10,490
Noninterest income	39,567	140	—	39,707
Noninterest expense	70,661	466	—	71,127

Income (loss) from continuing operations before income tax expense	35,086	(2,717)	—	32,369
Income tax expense (benefit)	11,992	(929)	—	11,063

Net income (loss)	$23,094	$(1,788)	$—	$21,306

Average loans	$3,532,915	$—	$—	$3,532,915
Average assets	4,858,766	539,157	(525,001)	4,872,922
Total assets	4,898,290	589,514	(571,083)	4,916,721

	Six Months Ended
	June 30, 2006
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$123,281	$107	$—	$123,388
Interest expense	56,411	2,240	—	58,651

Net interest income (expense)	66,870	(2,133)	—	64,737
Provision for loan losses	2,399	—	—	2,399
Noninterest income	33,204	79	—	33,283
Noninterest expense	61,327	102	—	61,429

Income (loss) from continuing operations before income tax expense	36,348	(2,156)	—	34,192
Income tax expense (benefit)	12,348	(734)	—	11,614

Income (loss) from continuing operations, net of tax	24,000	(1,422)	—	22,578
Discontinued operations:
Income from discontinued operations	198	—	—	198
Income tax expense	78	—	—	78

Income from discontinued operations, net of tax	120	—	—	120

Net income (loss)	$24,120	$(1,422)	$—	$22,698

Average loans	$2,988,596	$—	$—	$2,988,596
Average assets of continuing operations	4,217,951	417,950	(400,284)	4,235,617
Average assets of discontinued operations	2,511	—	—	2,511
Total assets of continuing operations	4,332,140	443,647	(417,139)	4,358,648
Total assets of discontinued operations	2,583	—	—	2,583

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
Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements, and which may be beyond the Corporation’s control, include, among others, the following possibilities: (i) projected results in connection with management’s implementation of, or changes in, the Corporation’s business plan and strategic initiatives, including the Corporation’s various balance sheet initiatives; (ii) competitive pressure among financial services companies increases significantly; (iii) costs or difficulties related to the integration of acquisitions, including deposit attrition, customer retention and revenue loss, or expenses in general are greater than expected; (iv) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (v) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected, including the Penland loans described herein; (vi) changes in the interest rate environment, or interest rate policies of the Board of Governors of the Federal Reserve System, may reduce interest margins and affect funding sources; (vii) changes in market rates and prices may adversely affect the value of financial products; (viii) legislation or regulatory requirements or changes thereto, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (ix) regulatory compliance cost increases are greater than expected; (x) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation; (xi) the Corporation’s competitors may have greater financial resources and may develop products that enable them to compete more successfully in the markets in which the Corporation operates; (xii) changes in the securities markets, including changes in interest rates, may adversely affect the Corporation’s ability to raise capital from time to time; (xiii) the material weaknesses in the Corporation’s internal control over financial reporting result in subsequent adjustments to management’s projected results; and (xiv) implementation of management’s plans to remediate the material weaknesses takes longer than expected and causes the Corporation to incur costs that are greater than expected.
Overview

First Charter Corporation (NASDAQ: FCTR) (hereinafter referred to as “First Charter,” the “Corporation,” or the “Registrant”), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.9 billion and is the holding company for First Charter Bank (the “Bank”). As of June 30, 2007, First Charter operated 58 financial centers, four insurance offices, and 138 ATMs throughout North Carolina and Georgia, and also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, and mortgages. The results of operations of the Bank constitute the substantial majority of the consolidated net income, revenue, and assets of the Corporation.
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
Noninterest expense is the primary component of expense for the Corporation. Noninterest expense is primarily composed of corporate operating expenses, including salaries and benefits, occupancy and equipment, professional fees, and other operating expense. The provision for loan losses and income taxes are also considered material expenses.
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
Market Expansion
First Charter expanded into the Raleigh, North Carolina market with the opening of a de novo financial center in October 2005 and three additional de novo financial centers in mid-February, 2006. A fifth de novo financial center opened in Raleigh in late-January 2007.
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
Recent Challenges
During the fourth quarter of 2006, the Corporation closed two significant transactions, the acquisition of GBC and the sale of Southeastern Employee Benefits Services (“SEBS”), its employee benefits administration business. In addition, the Corporation was faced with several new accounting standards. The numerous challenges that these events posed for the Corporation were compounded by a key vacancy in the leadership of its accounting area and turnover within other key finance positions, and exposed certain material weaknesses in the Corporation’s internal control over financial reporting. Management has begun to implement its remediation plan to address these material weaknesses (the “Remediation Plan”). See Item 4. Controls and Procedures.
For additional information with respect to the material weaknesses in the Corporation’s internal controls, and the Remediation Plan, refer to First Charter’s Annual Report on Form 10-K for the year ended December 31, 2006.

During the second quarter of 2007, the North Carolina Attorney General obtained a court order to appoint a receiver to take control of a real estate venture in Western North Carolina. The Attorney General’s complaint alleges that various defendants, including real estate development companies, individuals, and an appraiser engaged in deceptive practices to induce consumers to obtain loans to purchase lots in The Village of Penland and related development projects (“Penland”) in the Spruce Pine, North Carolina area. These lots were allegedly priced based upon inflated appraisals. Several financial institutions, including First Charter, made loans in connection with these residential developments.
As of June 30, 2007, the Corporation had 70 loans with an aggregate outstanding balance of $14.1 million to individual lot purchasers related to Penland. As previously disclosed, based on management’s assessment of probable incurred losses associated with the Penland loan portfolio, the Corporation recorded an additional $7.8 million provision for loan losses during the second quarter of 2007. As of June 30, 2007, no loans in the Penland loan portfolio had reached a 90-day past-due status. However, based on management’s assessment of the individual borrowers, $5.4 million of these loans were placed on nonaccrual status as of June 30, 2007 and all of the previously recognized interest income related to these nonaccrual loans was reversed.
Financial Summary
The Corporation’s second quarter 2007 net income was $9.0 million, a 21.9 percent decrease, compared to $11.5 million for the second quarter of 2006. On a per share basis, net income was $0.26 per diluted share, compared to $0.37 per diluted share for the second quarter of 2006.
Total revenue on a tax-equivalent basis increased 17.8 percent to $58.3 million, compared to $49.5 million in the second quarter of 2006. Return on average tangible equity was 9.97 percent and return on average assets was 0.74 percent, compared to 14.97 percent and 1.07 percent, respectively, a year ago.
The financial results for 2007 include the financial performance and the effect of additional outstanding shares from the recent acquisition of GBC Bancorp, Inc., compared with two months of results in the 2006 fourth quarter and no impact for the six months ended June 30, 2006.
For the six months ended June 30, 2007 net income was $21.3 million, a 6.1 percent decrease, compared to $22.7 million from the same period a year ago. On a per share basis, net income was $0.61 per diluted share for the six months ended June 30, 2007, compared to $0.73 per diluted share for the six months ended June 30, 2006.

Table One
Selected Financial Data by Quarter

	Three Months Ended
	June 30	March 31	December 31	September 30	June 30
(Dollars in thousands, except share and per share amounts)	2007	2007	2006	2006	2006

Income statement
Interest income	$78,291	$77,214	$74,456	$67,085	$63,742
Interest expense	40,747	40,479	38,441	34,127	31,095

Net interest income	37,544	36,735	36,015	32,958	32,647
Provision for loan losses	9,124	1,366	1,486	1,405	880
Noninterest income	20,141	19,566	17,388	17,007	16,292
Noninterest expense	35,207	35,920	33,853	29,655	30,688

Income from continuing operations before income tax expense	13,354	19,015	18,064	18,905	17,371
Income tax expense	4,404	6,659	5,962	6,223	5,946

Income from continuing operations, net of tax	8,950	12,356	12,102	12,682	11,425
Discontinued operations:
Income (loss) from discontinued operations	—	—	(162)	—	50
Gain on sale	—	—	962	—	—
Income tax expense	—	—	887	—	20

Income (loss) from discontinued operations, net of tax	—	—	(87)	—	30

Net income	$8,950	$12,356	$12,015	$12,682	$11,455

Per common share
Basic earnings per share
Income from continuing operations, net of tax	$0.26	$0.36	$0.36	$0.41	$0.37
Net income	0.26	0.36	0.36	0.41	0.37
Diluted earnings per share
Income from continuing operations, net of tax	0.26	0.35	0.36	0.40	0.37
Net income	0.26	0.35	0.36	0.40	0.37
Average shares
Basic	34,697,944	34,770,106	33,268,542	31,056,059	31,058,858
Diluted	34,986,662	35,084,640	33,583,617	31,426,563	31,339,325
Dividends declared	0.195	0.195	0.195	0.195	0.195
Period-end book value	12.85	12.97	12.81	11.20	10.73

Performance ratios
Return on average equity (1)	7.86%	11.09%	11.69%	14.76%	13.80
Return on average assets (1)	0.74	1.03	1.02	1.16	1.07
Net yield on earning assets (1)	3.42	3.38	3.40	3.33	3.36
Average portfolio loans to average deposits	109.50	107.98	105.88	103.37	108.27
Average equity to average assets	9.37	9.28	8.75	7.86	7.79
Efficiency ratio (2)	60.4	63.1	62.6	52.6	62.0

Selected period-end balances
Portfolio loans, net	$3,509,047	$3,494,015	$3,450,087	$3,061,864	$3,042,768
Loans held for sale	11,471	13,691	12,292	10,923	8,382
Allowance for loan losses	44,790	35,854	34,966	29,919	29,520
Securities available for sale	898,528	897,762	906,415	899,120	884,370
Assets	4,916,721	4,884,495	4,856,717	4,382,507	4,361,231
Deposits	3,230,346	3,321,366	3,248,128	2,954,854	2,988,802
Other borrowings	1,176,758	1,044,229	1,098,698	1,031,798	995,707
Total liabilities	4,470,893	4,429,123	4,409,355	4,033,069	4,027,333
Shareholders’ equity	445,828	455,372	447,362	349,438	333,898
Selected average balances
Portfolio loans	3,532,713	3,510,437	3,336,563	3,070,286	3,021,005
Loans held for sale	11,127	11,431	10,757	8,792	9,810
Securities available for sale, at cost	914,606	926,970	924,773	923,293	921,026
Earning assets	4,467,031	4,463,161	4,284,735	4,013,745	3,960,835
Assets	4,874,742	4,871,083	4,664,431	4,336,270	4,274,345
Deposits	3,226,308	3,251,137	3,151,120	2,970,047	2,790,197
Other borrowings	1,131,599	1,113,191	1,054,550	984,504	1,108,734
Shareholders’ equity	456,634	451,835	407,929	340,986	332,987

(1)	Annualized.

(2)	Noninterest expense divided by the sum of taxable-equivalent net interest income plus noninterest income less gain (loss) on sale of securities, net. Excludes the results of discontinued operations.

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
As previously discussed, the Corporation recorded an additional provision for loan losses related to the Penland in the second quarter 2007. The Corporation began evaluating its exposure to Penland in early June 2007 after the North Carolina Attorney General announced that he had obtained a court order to appoint a receiver to take control of the development. The Corporation continues to evaluate the Penland lot loan portfolio. Subsequent developments related to the Penland lot loans may have a significant impact on the provision for loan losses.
As described in Note 14 to the consolidated financial statements, on July 31, 2007 the General Assembly of North Carolina passed legislation which includes a provision that disallows the deduction of dividends paid by captive real estate investment trusts (“REITs”) for the purposes of determining North Carolina taxable income. The Corporation, through its subsidiaries, participates in two entities classified as captive REITs from which the Corporation has historically received dividends which resulted in certain tax benefits taken within the Corporation’s tax returns and consolidated financial statements. The Corporation is currently evaluating the impact that this legislation will have on the Corporation’s current and prior tax filings, as well as the related financial statement impact to the Corporation’s effective tax rate and uncertain tax positions.
For more information on the Corporation’s critical accounting policies, refer to pages 29 to 31 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
Earnings Performance

Net Interest Income and Margin
Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and six months ended June 30, 2007 and 2006 is presented in Table Two and Table Three. Net interest income on a taxable-equivalent basis is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business, which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the six months ended June 30, 2007 and 2006 are analyzed in Table Four and Table Five. Except as noted, the discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.
Net interest income increased to $37.5 million, representing a $4.9 million, or 15.0 percent, increase over the second quarter of 2006. The net interest margin (taxable-equivalent net interest income divided by average earning assets) increased six basis points to 3.42 percent in the second quarter of 2007 from 3.36 percent in the second quarter of 2006. The margin benefited from continued disciplined pricing of loans and deposits and a greater concentration of higher-yielding commercial loans relative to total assets. Placing $5.4 million of the Penland lot loans on nonaccrual status in the second quarter of 2007 partially offset the increase in net interest income and reduced the margin by one basis point.
Compared to the second quarter of 2006, earning-asset yields increased 57 basis points to 7.08 percent. This increase was driven by several factors. First, loan yields increased 44 basis points to 7.61 percent. Second, securities yields increased 69 basis points to 5.06 percent. Third, the mix of higher-yielding (loan) assets improved as a result of the GBC acquisition and a smaller percentage of lower-yielding mortgage and consumer loans. Lastly, the percentage of investment securities average balances (which, typically, have lower yields than loans) to total earning-asset average balances, was reduced from 23.3 percent to 20.5 percent over the past year.
On the liability side of the balance sheet, the cost of interest-bearing liabilities increased 60 basis points to 4.19 percent, compared to the second quarter of 2006. This increase was comprised of a 71 basis point increase in interest-bearing deposit costs to 3.82 percent, while other borrowing costs increased 49 basis points to 5.10 percent. During 2006, the Federal Reserve raised the rate that banks lend funds to each other (the Fed Funds rate) by 100 basis points. Also, as a result of deposit growth, the percentage of higher-cost, other borrowings average balances was reduced from 31.9 percent to 29.0 percent of total interest-bearing liabilities average balances over the past year.
For the six months ended June 30, 2007, net interest income increased to $74.3 million, representing a $9.5 million, or 14.7 percent, increase from the same period in 2006. The net interest margin increased two basis points to 3.40 percent for the six months ended June 30, 2007, compared to 3.38 percent in the same 2006 period. As discussed previously, the improvements in the margin stemmed from continued disciplined pricing of loans and deposits and a greater concentration of higher-yielding commercial loans relative to total assets.
Compared to the six months ended June 30, 2006, earning-asset yields increased 67 basis points to 7.07 percent. This increase was driven by two factors. First, loan yields increased 57 basis points to 7.61 percent and securities yields increased 66 basis points to 5.00 percent. Second, as discussed above, the mix of higher-yielding (loan) assets improved as a result of the GBC acquisition and a smaller percentage of lower-yielding mortgage and consumer loans. The percentage of investment securities average balances (which, typically, have lower yields than loans) to total earning-asset average balances, was reduced from 23.4 percent to 20.6 percent over the past year.
The cost of interest-bearing liabilities increased 76 basis points, compared to the six months ended June 30, 2006. This was comprised of an 86 basis point increase in interest-bearing deposit costs to 3.83 percent, while other borrowing costs increased 65 basis points to 5.09 percent. During 2006, the Federal Reserve raised the Fed Funds rate by 100 basis points. Also, as a result of deposit growth, the percentage of higher-cost, other borrowings average balances was reduced from 31.3 percent to 28.7 percent of total interest-bearing liabilities average balances over the past year.

Interest income and yields for earning-asset average balances, interest expense and rates paid on interest-bearing liability average balances, and the net interest margin for the three months ended June 30, 2007 and 2006 follow:
Table Two
Average Balances and Net Interest Income Analysis

	Three Months Ended June 30
	2007			2006
	Daily	Interest	Average	Daily	Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid(5)	Balance	Expense	Paid (5)

Assets
Earning assets
Loans and loans held for sale (1) (2) (3) (4)	$3,543,825	$67,243	7.61%	$3,030,815	$54,167	7.17%
Securities — taxable (4)	819,097	10,130	4.96	819,886	8,534	4.16
Securities — tax-exempt	95,509	1,428	6.00	101,140	1,520	6.01
Federal funds sold	3,777	48	5.31	3,011	37	4.93
Interest-bearing bank deposits	4,808	61	5.01	5,983	60	4.02

Total earning assets	4,467,016	$78,910	7.08%	$3,960,835	$64,318	6.51%
Cash and due from banks	80,864			77,115
Other assets	326,862			236,395

Total assets	$4,874,742			$4,274,345

Liabilities and shareholders’ equity
Interest-bearing liabilities
Demand deposits	$413,534	$1,167	1.13%	$367,146	$647	0.71%
Money market accounts	608,489	5,287	3.48	561,005	4,454	3.18
Savings deposits	114,656	62	0.22	121,130	65	0.22
Certificates of deposit	1,631,616	19,848	4.88	1,312,993	13,175	4.02
Retail other borrowings	94,784	774	3.58	142,645	999	2.81
Wholesale other borrowings	1,036,815	13,609	5.26	966,089	11,755	4.88

Total interest-bearing liabilities	3,899,894	40,747	4.19%	3,471,008	31,095	3.59%
Noninterest-bearing deposits	458,013			427,923
Other liabilities	60,201			42,427
Shareholders’ equity	456,634			332,987

Total liabilities and shareholders’ equity	$4,874,742			$4,274,345

Net interest spread			2.89%			2.92%
Contribution of noninterest bearing sources			0.53			0.44

Net interest income/ yield on earning assets		$38,163	3.42%		$33,223	3.36%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of $1,031 and $701 for the three months ended June 30, 2007 and 2006, respectively.

(4)
Yields on tax-exempt securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for 2007 and 2006. The adjustments made to convert to a taxable-equivalent basis were $619 and $576 for the three months ended June 30, 2007 and 2006, respectively.

(5)	Annualized.

Interest income and yields for earning-asset average balances, interest expense and rates paid on interest-bearing liability average balances, and the net interest margin for the six months ended June 30, 2007 and 2006 follow:
Table Three
Average Balances and Net Interest Income Analysis

	Six Months Ended June 30
	2007			2006
	Daily	Interest	Average	Daily	Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (5)	Balance	Expense	Paid (5)

Assets
Earning assets
Loans and loans held for sale (1) (2) (3) (4)	$3,532,900	$133,482	7.61%	$2,988,596	$104,473	7.04%
Securities — taxable (4)	822,696	20,079	4.89	814,175	16,842	4.14
Securities — tax-exempt	98,057	2,919	5.95	103,735	3,063	5.91
Federal funds sold	6,410	176	5.59	3,115	73	4.70
Interest-bearing bank deposits	5,028	111	4.44	5,348	99	3.75

Total earning assets	4,465,091	$156,767	7.07%	$3,914,969	$124,550	6.40%
Cash and due from banks	80,116			87,409
Other assets	327,715			237,628

Total assets	$4,872,922			$4,240,006

Liabilities and shareholders’ equity
Interest-bearing liabilities
Demand deposits	$406,584	$2,225	1.10%	$361,693	$1,093	0.61%
Money market accounts	625,342	10,838	3.49	568,263	8,306	2.95
Savings deposits	113,826	129	0.23	120,616	130	0.22
Certificates of deposit	1,640,463	39,712	4.88	1,316,992	25,376	3.89
Retail other borrowings	93,445	1,437	3.10	135,903	1,777	2.64
Wholesale other borrowings	1,029,001	26,885	5.27	943,392	21,969	4.70

Total interest-bearing liabilities	3,908,661	81,226	4.19%	3,446,859	58,651	3.43%
Noninterest-bearing deposits	452,438			420,364
Other liabilities	57,576			40,392
Shareholders’ equity	454,247			332,391

Total liabilities and shareholders’ equity	$4,872,922			$4,240,006

Net interest spread			2.88%			2.97%
Contribution of noninterest bearing sources			0.52			0.41

Net interest income/ yield on earning assets		$75,541	3.40%		$65,899	3.38%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of $1,859 and $1,446 for the three months ended June 30, 2007 and 2006, respectively.

(4)
Yields on tax-exempt securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for 2007 and 2006. The adjustments made to convert to a taxable-equivalent basis were $1,262 and $1,162 for the six months ended June 30, 2007 and 2006, respectively.

(5)	Annualized.

The following tables show changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income arising from rate and volume changes for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Table Four
Volume and Rate Variance Analysis

	Three Months Ended
	June 30
	2007 vs 2006
	Due to Change in		Net
(In thousands)	Volume	Rate	Change

Increase (decrease) in tax-equivalent interest income
Loans and loans held for sale (1)	$9,583	$3,493	$13,076
Securities — taxable (1)	(8)	1,604	1,596
Securities — tax-exempt	(84)	(8)	(92)
Federal funds sold	10	3	13
Interest-bearing bank deposits	(13)	13	—

Total	$9,488	$5,105	$14,593

Increase (decrease) in interest expense
Deposits:
Demand	$90	$430	$520
Money market	394	439	833
Savings	(3)	—	(3)
Certificates of deposit	3,559	3,114	6,673
Retail other borrowings	(373)	149	(224)
Wholesale other borrowings	893	961	1,854

Total	$4,560	$5,093	$9,653

Increase in tax-equivalent net interest income			$4,940

(1)	Income on tax-exempt securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

Changes in net interest income for the six months ended June 30, 2007 and 2006 are as follows:
Table Five
Volume and Rate Variance Analysis

	Six Months Ended
	June 30
	2007 vs 2006
	Due to Change in		Net
(In thousands)	Volume	Rate	Change

Increase (decrease) in tax-equivalent interest income
Loans and loans held for sale (1)	$20,093	$8,916	$29,009
Securities — taxable (1)	178	3,059	3,237
Securities — tax-exempt	(169)	25	(144)
Federal funds sold	89	16	105
Interest-bearing bank deposits	(6)	18	12

Total	$20,185	$12,034	$32,219

Increase (decrease) in interest expense
Deposits:
Demand	$150	$982	$1,132
Money market	889	1,643	2,532
Savings	(8)	7	(1)
Certificates of deposit	7,015	7,322	14,337
Retail other borrowings	(618)	278	(340)
Wholesale other borrowings	2,097	2,819	4,916

Total	$9,525	$13,051	$22,576

Increase in tax-equivalent net interest income			$9,643

(1)	Income on tax-exempt securities and loans are stated on a taxable-equivalent basis. Refer to Table Three for further details.
Noninterest Income
The major components of noninterest income are derived from service charges on deposit accounts, ATM, debit, and merchant fees, and mortgage, brokerage, insurance, and wealth management revenue. In addition, the Corporation realizes gains (and losses) on securities, equity investments, Small Business Administration loan sales, bank-owned property sales, and income from its BOLI policies.
Historical noninterest income and expense amounts have been restated to reflect the effect of reporting the previously announced sale of Southeastern Employee Benefits Services (SEBS) in the fourth quarter of 2006 as discontinued operations and to reflect the implementation of SAB 108 at year-end 2006.

Details of noninterest income follow for the three months ended June 30, 2007 and 2006:
Table Six
Noninterest Income

	Three Months Ended
	June 30		Increase / (Decrease)
(In thousands)	2007	2006	Amount	Percent

Service charges on deposits	$7,942	$7,469	$473	6.3%
ATM, debit, and merchant fees	2,636	2,117	519	24.5
Wealth management	944	693	251	36.2
Equity method investment gains, net	678	11	667	6,063.6
Mortgage services	1,056	812	244	30.0
Gain on sale of Small Business Administration loans	132	—	132	—
Brokerage services	1,007	692	315	45.5
Insurance services	3,422	2,898	524	18.1
Bank owned life insurance	1,162	850	312	36.7
Property sale gains, net	152	107	45	42.1
Securities gains, net	—	32	(32)	(100.0)
Other	1,010	611	399	65.3

Noninterest income from continuing operations	20,141	16,292	3,849	23.6
Noninterest income from discontinued operations	—	844	(844)	(100.0)

Total noninterest income	$20,141	$17,136	$3,005	17.5%

Selected items included in noninterest income for the three months ended June 30, 2007 and 2006 follow. These items are considered non-core to the Corporation’s operations.
Table Seven
Selected Items Included in Noninterest Income

	Three Months Ended
	June 30
(In thousands)	2007	2006

Securities gains, net	$—	$32
Equity method investment gains , net	678	11
Property sale gains, net	152	107
Gains related to reinsurance arrangement	288	—

Noninterest income from continuing operations for the second quarter of 2007 was $20.1 million, an increase of $3.8 million, or 23.6 percent, from $16.3 million in the second quarter of 2006. The primary factors for this increase include the following:
•	Revenue from deposit service charges was $0.5 million higher, principally reflecting a larger number of checking accounts.

•	ATM, debit, and merchant card revenue was $0.5 million higher, reflecting both a larger number of accounts and transactions.

•	Of the total $0.3 million increase in wealth management income, $0.2 million was related to transaction fees for a single estate.

•	Equity method investment gains were $0.7 million higher in the 2007 second quarter. The returns on the equity method investments vary from period to period and income is recorded when earned.

•	Mortgage services revenue increased $0.2 million, due to a rise in originations and sales.

•
Although the Corporation originated SBA loans prior to the GBC acquisition, the Corporation retained these loans. Therefore, gains on SBA loan sales were $0.1 million in the 2007 second quarter, compared to no sales in the same 2006 period.

•	Brokerage services revenue was $0.3 million higher in 2007 due to increased production from the addition of several financial consultants in the latter half of 2006.

•
Insurance revenues increased $0.5 million in the second quarter of 2007, compared to the second quarter of 2006 as a result of the majority of contingency income being received in the first quarter of 2006, versus a more even distribution between the first and second quarters of 2007.

•
The restructuring of $21.5 million of Bank Owned Life Insurance (BOLI) in mid-2006, the purchase of $10.0 million in new coverage, and the addition of $5.9 million of BOLI from GBC led to the $0.3 million increase in revenue between periods.

Details of noninterest income follow for the six months ended June 30, 2007 and 2006:
Table Eight
Noninterest Income

	Six Months Ended
	June 30		Increase / (Decrease)
(In thousands)	2007	2006	Amount	Percent

Service charges on deposits	$15,332	$14,167	$1,165	8.2%
ATM, debit, and merchant fees	5,080	4,015	1,065	26.5
Wealth management	1,660	1,393	267	19.2
Equity method investment gains, net	1,805	556	1,249	224.6
Mortgage services	1,957	1,335	622	46.6
Gain on sale of Small Business Administration loans	509	—	509	—
Brokerage services	2,088	1,403	685	48.8
Insurance services	7,056	7,232	(176)	(2.4)
Bank owned life insurance	2,301	1,677	624	37.2
Property sale gains, net	215	188	27	14.4
Securities gains/(losses), net	(11)	32	(43)	(134.4)
Other	1,715	1,285	430	33.5

Noninterest income from continuing operations	39,707	33,283	6,424	19.3
Noninterest income from discontinued operations	—	1,809	(1,809)	(100.0)

Total noninterest income	$39,707	$35,092	$4,615	13.2%

Selected items included in noninterest income for the six months ended June 30, 2007 and 2006 follow. These items are considered non-core to the Corporation’s operations.
Table Nine
Selected Items Included in Noninterest Income

	Six Months Ended
	June 30
(In thousands)	2007	2006

Securities gains (losses), net	$(11)	$32
Equity method investment gains, net	1,805	556
Property sale gains, net	215	188
Gains related to reinsurance arrangement	288	99

Noninterest income from continuing operations increased $6.4 million, or 19.3 percent, to $39.7 million for the six months ended June 30, 2007 compared to the same period in 2006. The primary factors for this increase include the following:
•	Revenue from deposit service charges increased $1.2 million, principally reflecting a larger number of checking accounts.

•	ATM, debit and merchant card services revenue was $1.1 million higher due to both a larger number of accounts and transactions.

•
Equity method investment gains were $1.2 million higher in the six months ended June 30, 2007, versus the same period of 2006. The returns on the equity method investments vary from period to period and income is recorded when earned.

•	Mortgage services revenue increased $0.6 million due to increased originations and sales.

•
Although the Corporation originated SBA loans prior to the GBC acquisition, the Corporation retained these loans. Therefore, gains on SBA loan sales were $0.5 million in the first half of 2007, compared to no sales in the same 2006 period.

•	Brokerage service revenue increased $0.7 million due to increased production from the addition of several financial consultants in the latter half of 2006.

•	The previously mentioned restructuring of bank owned life insurance led to an increase of $0.6 million in revenue between the periods.

•
These revenue increases and gains were partially offset by $0.2 million lower insurance services revenue, primarily due to less contingency income recognized in the first six months of 2007, compared with the first six months of 2006.

Noninterest Expense
Details of noninterest expense for the three months ended June 30, 2007 and 2006 follow:
Table Ten
Noninterest Expense

	Three Months Ended
	June 30		Increase / (Decrease)
(In thousands)	2007	2006	Amount	Percent

Salaries and employee benefits	$19,576	$16,343	$3,233	19.8%
Occupancy and equipment	4,759	4,826	(67)	(1.4)
Data processing	1,492	1,448	44	3.0
Marketing	1,055	1,196	(141)	(11.8)
Postage and supplies	1,164	1,282	(118)	(9.2)
Professional services	3,181	2,258	923	40.9
Telecommunications	519	513	6	1.2
Amortization of intangibles	314	107	207	193.5
Foreclosed properties	226	418	(192)	(45.9)
Other	2,921	2,297	624	27.2

Noninterest expense from continuing operations	35,207	30,688	4,519	14.7
Noninterest expense from discontinued operations	—	794	(794)	(100.0)

Total noninterest expense	$35,207	$31,482	$3,725	11.8%

Full-time equivalent employees at June 30	1,109	1,098	11	1.0%

Efficiency ratio (1)	60.4%	62.0%	-1.6%	(2.6)%

(1)	Noninterest expense divided by the sum of taxable-equivalent net interest income plus noninterest income less securities gains (losses), net. Excludes the results of discontinued operations.

Selected items included in noninterest expense for the three months ended June 30, 2007 and 2006 follow:
Table Eleven
Selected Items Included in Noninterest Expense

	Three Months Ended
	June 30
(In thousands)	2007	2006

Separation agreements	$183	$—
GBC related executive retirement expense	245	—
Reduction of incentive compensation	(518)	—
Merger-related costs	—	—

Noninterest expense from continuing operations for the 2007 second quarter was $35.2 million, a $4.5 million increase, compared to the second quarter of 2006. Of this increase, $3.2 million was attributable to salaries and employee benefits expense. Salaries and benefits expense increased in 2007 compared to 2006 primarily due to higher salaries and wages which were driven by an increased number of full-time equivalent employees as a result of the GBC acquisition, increased equity-based compensation, and offset partially by lower incentive compensation due to a reduction in earnings. Additionally, salaries and employee benefits expense included merger-related costs of $0.2 million, representing severance and other compensation-related bonuses for certain employees to remain with Gwinnett Bank for a period of transition following the acquisition. Professional fees increased $0.9 million primarily related to remediation efforts in connection with the Corporation’s internal control weaknesses, additional costs related to the Corporation’s delayed filing of Form 10-K for the year-ended December 31, 2006, and costs associated with the previously disclosed first quarter 2007 audit committee inquiry. The Corporation expects that professional fees will decline over time to more historically normalized levels. Other noninterest expense increased $0.6 million between comparable quarters, principally consisting of increases in insurance, franchise tax, travel, and other miscellaneous operational expense.
Details of noninterest expense for the six months ended June 30, 2007 and 2006 follow:
Table Twelve
Noninterest Expense

	Six Months Ended
	June 30		Increase / (Decrease)
(In thousands)	2007	2006	Amount	Percent

Salaries and employee benefits	$39,163	$33,543	$5,620	16.8%
Occupancy and equipment	9,371	9,531	(160)	(1.7)
Data processing	3,282	2,858	424	14.8
Marketing	2,406	2,484	(78)	(3.1)
Postage and supplies	2,336	2,464	(128)	(5.2)
Professional services	6,767	4,161	2,606	62.6
Telecommunications	1,190	1,076	114	10.6
Amortization of intangibles	537	209	328	156.9
Foreclosed properties	379	472	(93)	(19.7)
Other	5,696	4,631	1,065	23.0

Noninterest expense from continuing operations	71,127	61,429	9,698	15.8
Noninterest expense from discontinued operations	—	1,611	(1,611)	(100.0)

Total noninterest expense	$71,127	$63,040	$8,087	12.8%

Full-time equivalent employees at June 30	1,109	1,098	11	1.0%

Efficiency ratio (1)	61.7%	62.0%	-0.3%	(0.5)%

(1)	Noninterest expense divided by the sum of taxable-equivalent net interest income plus noninterest income less securities gains (losses), net. Excludes the results of discontinued operations.

Selected items included in noninterest expense for the six months ended June 30, 2007 and 2006 follow:
Table Thirteen
Selected Items Included in Noninterest Expense

	Six Months Ended
	June 30
(In thousands)	2007	2006

Separation agreements	$241	$105
GBC related executive retirement expense	245	—
Reduction of incentive compensation	(518)	—
Merger-related costs	237	—

Noninterest expense from continuing operations for the first six months of 2007 was $71.1 million, a $9.7 million increase over the same period of 2006. Of this increase, $5.6 million was attributable to salaries and employee benefits expense. Salaries and benefits expense increased in 2007 compared to 2006 primarily due to higher salaries and wages which were driven by an increased number of full-time equivalent employees as a result of the GBC acquisition, as well as normal salary increases, and offset partially by lower incentive compensation due to a reduction in earnings. Additionally, salaries and employee benefits expense included merger-related costs of $0.5 million, representing severance and other compensation-related bonuses for certain employees to remain with Gwinnett Bank for a period of transition following the acquisition as well as executive retirement expenses related to Gwinnett Bank. Professional Fees increased $2.6 million primarily related to remediation efforts in connection with the Corporation’s internal control weaknesses, additional costs related to the Corporation’s delayed filing of Form 10-K for the year-ended December 31, 2006, and costs associated with the previously disclosed first quarter 2007 audit committee inquiry. The Corporation expects that professional fees will decline over time to more historically normalized levels. Data processing expense increased $0.4 million on a year-over-year basis for the second half of 2007 due to increased transaction volume. Other noninterest expense increased $1.1 million between compared periods, principally consisting of increases in insurance, franchise tax, travel and other miscellaneous operational expense.
Income Tax
Income tax expense for the three months ended June 30, 2007, was $4.4 million, for an effective tax rate of 33.0 percent, compared with $5.9 million, for an effective tax rate of 34.3 percent in the second quarter of 2006. For the six months ended June 30, 2007, income tax expense was $11.1 million, for an effective tax rate of 34.2 percent, compared with $11.6 million, for an effective tax rate of 34.0 percent in the six months ended June 30, 2006. The effective tax rate decreased for the three and six months ended June 30, 2007 as a result of a higher proportion of tax-exempt income to total income.
The Corporation is under examination by the North Carolina Department of Revenue for tax years 1999 through 2004 and is subject to examination for subsequent tax years. The Corporation is also under routine examination by the Internal Revenue Service for the 2004 tax year. For additional information regarding these examinations refer to Note 2 of the consolidated financial statements.
As described in Note 14 of the consolidated financial statements, on July 31, 2007, the General Assembly of North Carolina passed House Bill 1473 which includes a provision that disallows the deduction of dividends paid by captive real estate investment trusts (“REITs”) for the purposes of determining North Carolina taxable income. The Corporation, through its subsidiaries, participates in two entities classified as captive REITs from which the Corporation has historically received dividends which resulted in certain tax benefits taken within the Corporation’s tax returns and consolidated financial statements. This legislation is effective for taxable years beginning on or after January 1, 2007.
The Corporation is currently evaluating the impact that this legislation will have on the Corporation’s current and prior tax filings, as well as the related financial statement impact to the Corporation’s effective tax rate and uncertain tax positions. Assuming the legislation eliminates the deductibility of the REIT dividends for North Carolina state income tax purposes, the Corporation expects an increase in its effective tax rate for 2007 and subsequent fiscal years.
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
At June 30, 2007, securities available for sale were $898.5 million, compared to $906.4 million at December 31, 2006. Pretax unrealized net losses on securities available for sale were $14.4 million at June 30, 2007, compared to pretax unrealized net losses of $9.8 million at December 31, 2006. The unrealized losses in the securities portfolio have primarily resulted from the rise in interest rates. These unrealized losses have been partially offset by paydowns and maturities of existing securities, totaling $126.0 million, along with the sale of $25.2 million of securities.

During the first half of 2007, proceeds from the aforementioned maturities, along with the sales, paydowns, and calls were used to purchase $148.1 million of securities, principally mortgage-backed and U.S. government agency securities. The asset-backed securities purchased are collateralized debt obligations, representing securitizations of financial company capital securities and were purchased for portfolio risk diversification and their higher yields.
The following table shows the carrying value of (i) U.S. government agency obligations, (ii) mortgage-backed securities, (iii) state, county, and municipal obligations, (iv) asset-backed securities, and (v) equity securities, which are primarily comprised of Federal Reserve and Federal Home Loan Bank stock.
Table Fourteen
Investment Portfolio

	June 30	December 31
(In thousands)	2007	2006

U.S. government agency obligations	$236,702	$275,394
Mortgage-backed securities	458,504	412,020
State, county, and municipal obligations	92,189	102,602
Asset-backed securities	56,057	65,115
Equity securities	55,076	51,284

Total securities	$898,528	$906,415

Loan Portfolio
The Corporation’s loan portfolio at June 30, 2007, consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Home Equity, and Consumer. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition, and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the terms can range out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. This strategic partners’ portfolio includes commercial real estate, commercial non real estate, and construction loans. This program enables the Corporation to diversify both its geographic risk and its total exposure risk. From time to time, the Corporation also sources commercial real estate, commercial non real estate, construction, and consumer loans through correspondent relationships. As of June 30, 2007, the Corporation’s total loan portfolio included $336.5 million of loans originated through the strategic partners’ program and correspondent relationships.
Total portfolio loan average balances for the 2007 second quarter increased $511.7 million, or 16.9 percent, to $3.5 billion, compared to $3.0 billion for the 2006 second quarter. Included in the increase was approximately $337 million of total loans that were added as a result of the GBC acquisition during the fourth quarter of 2007. The increase in average loan balances was offset by $8 million of loan balances that were included in the sale of two financial centers during the third quarter of 2006. Commercial loan growth drove the increase, rising $598 million, or 36.5 percent, of which $322 million were added as a result of the GBC acquisition. The remaining growth of $276 million, or 16.9 percent, was the result of commercial lending growth in the Charlotte and Raleigh markets.
Consumer loan average balances decreased $42 million and mortgage loan average balances decreased $45 million compared to the 2006 second quarter. The consumer loan balance decline was driven, in part, by lower consumer borrowing costs of refinancing first mortgages relative to current rates on home equity products. The decline in mortgage loan balances was due to normal loan amortization and First Charter’s strategy of selling most of its new mortgage production in the secondary market. GBC had no residential mortgages on its balance sheet at the time of the acquisition.

At June 30, 2007, Raleigh-related loans totaled $153.0 million, representing a $19.2 million increase from $133.8 million at December 31, 2006.
A summary of the composition of the loan portfolio follows:
Table Fifteen
Loan Portfolio Composition

	June 30	Percent of	December 31	Percent of
(In thousands)	2007	Total Loans	2006	Total Loans

Commercial real estate	$1,094,866	30.8%	$1,034,317	29.7%
Commercial non real estate	317,984	8.9	301,958	8.7
Construction	859,301	24.2	793,294	22.8
Mortgage	589,976	16.6	618,142	17.7
Consumer	276,005	7.8	289,493	8.3
Home equity	415,705	11.7	447,849	12.8

Total portfolio loans	3,553,837	100.0%	3,485,053	100.0%
Allowance for loan losses	(44,790)		(34,966)

Portfolio loans, net	$3,509,047		$3,450,087

Deposits
A summary of the composition of deposits follows:
Table Sixteen
Deposits

	June 30	December 31
(In thousands)	2007	2006

Noninterest bearing demand	$480,078	$454,975
Interest bearing demand	427,899	420,774
Money market accounts	587,691	620,699
Savings deposits	114,245	111,047
Certificates of deposit	1,620,433	1,640,633

Total deposits	$3,230,346	$3,248,128

Deposits totaled $3.2 billion at June 30, 2007 and December 31, 2006. Compared to June 30, 2006, deposits increased by $241.5 million, as a result of overall growth in interest checking balances, combined with the addition of $357.3 million of deposits acquired in the fourth quarter 2006 acquisition of GBC, offset partially by a relatively large number of CDs that matured during the first half of 2007. These maturities included a number of high-rate public fund CDs which the Corporation chose not to renew. Additionally, money market balances decreased $24.2 million from June 30, 2006 primarily due to interest rates on CDs being more favorable than money market rates.
Deposit balances in Raleigh were $53.8 million at June 30, 2007, an increase of $22.0 million from $31.8 million at December 31, 2006.
Deposit growth, particularly low-cost transaction (or core) deposit growth (money market, demand, and savings accounts), continues to be an area of emphasis for the Corporation. For the second quarter of 2007, core deposit average balances increased $117.5 million, or 8.0 percent, compared to the second quarter of 2006. This includes the benefit of the GBC acquisition which included $106.5 million of core deposits and the impact of First Charter’s sale of two financial centers in the third quarter of 2006 which involved the sale of $24 million of core deposits. The total core deposit increase was primarily driven by a $47.5 million, or 8.5 percent, increase in money market average balances, a $39.9 million, or 8.2 percent, increase in interest checking and savings average balances, and a $30.1 million, or 7.0 percent, increase in noninterest-bearing demand deposit average balances.
Certificate of deposit (CD) average balances for the second quarter of 2007 decreased $17.8 million from the fourth quarter of 2006 but grew $318.6 million from the second quarter of 2006. The decrease during the first half of 2007 was primarily due to a relatively large number of CDs that matured. These maturities included a number of high rate public fund CDs which First Charter chose not to renew. The increase in average balances over second quarter 2006 primarily related to the GBC acquisition which added $248.6 million of CD balances. Additionally, CD growth was somewhat offset by the sale of $14 million of CDs in conjunction with the previously mentioned financial center sale that occurred in the third quarter of 2006.
Other Borrowings
Other borrowings consist of federal funds purchased, securities sold under agreement to repurchase, commercial paper and other short- and long-term borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. At June 30, 2007, the Bank had federal funds back-up lines of credit totaling $363.0 million with $88.0 million outstanding, compared to similar lines of credit totaling $188.2 million with $41.5 million outstanding at December 31, 2006. Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities less than one year collateralized by a portion of the Corporation’s United States government or agency securities. Securities sold under agreements to repurchase totaled $190.0 million at June 30, 2007, compared to $160.2 million at December 31, 2006. These borrowings are an important source of funding to the Corporation. Access to alternate short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis.
The Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial deposit clients. Commercial paper outstanding at June 30, 2007 was $77.8 million, compared to $38.2 million at December 31, 2006.
Other short-term borrowings consist of the Federal Home Loan Bank (“FHLB”) borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At June 30, 2007, the Bank had $265.0 million of short-term FHLB borrowings, compared to the Bank’s $371.0 million at December 31, 2006. The Corporation, in its overall management of interest-rate risk, is opportunistic in evaluating alternative funding sources. While balancing the funding needs of the Corporation, management considers the duration of available maturities, the relative attractiveness of funding costs, and the diversification of funding sources, among other factors, in order to maintain flexibility in the nature of deposits and borrowings the Corporation holds at any given time.
Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At June 30, 2007, the Bank had $555.9 million of long-term FHLB borrowings, compared to $425.9 million at December 31, 2006. In addition, the Corporation had $61.9 million of outstanding subordinated debentures at June 30, 2007, and December 31, 2006.
The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II, in June 2005 and September 2005, respectively; both are wholly-owned business trusts. First Charter Capital Trust I and First Charter Capital Trust II issued $35.0 million and $25.0 million, respectively, of trust preferred securities that were sold to third parties. The proceeds of the sale of the trust preferred securities were used to purchase subordinated debentures discussed above from the Corporation, which are presented as long-term borrowings in the consolidated balance sheet and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

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
Loan Administration and Underwriting
The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships of less than $750,000 may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750,000. The exceptions to this include City Executives and certain Senior Loan Officers who are authorized to approve relationships up to $1.0 million. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Relationships totaling $5.0 million or more are further reviewed by senior lending officers of the Bank, the Chief Risk Officer, and the Credit Risk Management Committee comprised of certain executive and senior management. In addition, relationships totaling $10.0 million or more are reviewed by the Board of Directors’ Credit and Compliance Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. As of June 30, 2007, the Corporation had a legal lending limit of $68.4 million and a general target-lending limit of $10.0 million per relationship.
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
Periodically, the Corporation finances consumer lot loans in association with developer lot loan programs. As previously disclosed, during the second quarter, the Bank identified a large exposure to undeveloped lots in real estate development projects in Spruce Pine, NC. As a result of this finding, policies and procedures associated with participation in developer lot programs have been enhanced to mitigate potential concentration and construction risk. Enhancements include: 1) commercial underwriting of development projects prior to entering into lot programs to identify potential construction risks, 2) modification of the consumer loan application to include the collection of data for developer, subdivision, and development status of the financed lot in order to provide improved concentration reporting, 3) adjustments in policy to restrict consumer loan origination to borrowers located in the Corporation’s primary markets, and 4) strengthened internal controls to enhance the Corporation’s ability to identify fraud.
At June 30, 2007, the substantial majority of the total loan portfolio, including the commercial and real estate portfolio, represented loans to borrowers within the Metro regions of Charlotte and Raleigh, North Carolina and Atlanta, Georgia. The diverse economic base of these regions tends to provide a stable lending environment; however, an economic downturn in the Charlotte region, the Corporation’s primary market area, could adversely affect its business.
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
Derivatives
The Corporation enters into interest rate swap agreements or other derivative transactions as business conditions warrant. As of June 30, 2007, and December 31, 2006, the Corporation had no interest rate swap agreements or other derivative transactions outstanding.
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
Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor, as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. As of June 30, 2007, no loans were 90 days or more past due and still accruing interest.
A summary of nonperforming assets follow:
Table Seventeen
Nonperforming Assets

	June 30		March 31		December 31		September 30		June 30
(In thousands)	2007		2007		2006		2006		2006

Nonaccrual loans	$17,387		$10,943		$8,200		$7,090		$7,763
Loans 90 days or more past due accruing interest	—		—		—		—		—

Total nonperforming loans	17,387		10,943		8,200		7,090		7,763
Other real estate	2,726		6,330		6,477		5,601		5,902

Nonperforming assets	$20,113		$17,273		$14,677		$12,691		$13,665

Nonaccrual loans as a percentage of total portfolio loans	0.49%		0.31%		0.24%		0.23%		0.25%
Nonperforming assets as a percentage of:
Total assets	0.41		0.35		0.30		0.29		0.31
Total portfolio loans and other real estate owned	0.57		0.49		0.42		0.41		0.44
Net charge-offs to average portfolio loans	0.02		0.06		0.08		0.13		0.11
Allowance for loan losses to portfolio loans	1.26		1.02		1.00		0.97		0.96
Allowance for loan losses to net charge-offs	59.40	x	18.50	x	13.56	x	7.50	x	8.51	x
Allowance for loan losses to nonperforming loans	2.58	x	3.28	x	4.26	x	4.22	x	3.80	x

Nonaccrual loans totaled $17.4 million, or 0.49 percent of total portfolio loans, at June 30, 2007, representing a $9.2 million increase from $8.2 million, or 0.24 percent of total portfolio loans at December 31, 2006, and a $9.6 million increase from $7.8 million, or 0.25 percent, of total portfolio loans at June 30, 2006. Nonperforming assets as a percentage of total loans and OREO increased to 0.57 percent at June 30, 2007, compared to 0.42 percent at December 31, 2006 and 0.44 percent at June 30, 2006.
During the second quarter of 2007, $5.4 million of Penland lot loans were placed on nonaccrual status. One commercial relationship was the principal contributor to the remaining increase in nonperforming loans between December 31, 2006, and June 30, 2007. As of December 31, 2006, management had identified a $2.8 million commercial acquisition and development loan as a potential problem loan. At that time, management anticipated the borrower would cure the delinquency to keep the loan from reaching 90 days past due. In January 2007, this loan became 90 days past due and was placed on nonaccrual status. During the first six months of 2007, payments of $0.3 million were received, and as of June 30, 2007, the outstanding balance on this loan was $2.5 million.
Nonaccrual loans at June 30, 2007 were concentrated 31 percent in the Penland lot loans and 33 percent in loans originated in the Atlanta market. There were no other significant geographic concentrations. Nonaccrual loans primarily consisted of loans secured by real estate, including single-family residential and development construction loans. Nonaccrual loans as a percentage of loans may increase or decrease as economic conditions change. Management takes current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.
Allowance for Loan Losses
The Corporation’s allowance for loan losses consists of three components: (i) valuation allowances computed on impaired loans in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan – an Amendment to FASB Statements No. 5 and No. 15; (ii) valuation allowances determined by applying historical loss rates to those loans not specifically identified as impaired; and (iii) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated quarterly and, along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting components are used by management to determine the adequacy of the allowance for loan losses. Beginning January 1, 2007, the Corporation began including consumer and residential mortgage loans with outstanding principal balances of $150,000 or greater in its computation of impaired loans calculated under SFAS 114. The application of this methodology conforms the consumer and residential mortgage loan analysis to the Corporation’s SFAS 114 analysis for commercial loans.
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
During the six months ended June 30, 2007, the Corporation made no changes to its estimated loss percentages for economic factors. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Based on its review for the six months ended June 30, 2007, the Corporation noted that economic conditions are mixed; however, management concluded that the impact on borrowers and local industries in the Corporation’s primary market areas did not change significantly during the period. Accordingly, the Corporation did not modify its loss estimate percentage attributable to economic factors in its allowance for loan losses model.
The Corporation continuously reviews its portfolio for any concentrations of loans to any one borrower or industry. To analyze its concentrations, the Corporation prepares various reports showing total risk concentrations to borrowers by industry, as well as reports showing total risk concentrations to one borrower. At the present time, the Corporation does not believe it has concentrations of risk in any one industry or specific borrower and, therefore, has made no allocations of allowances for loan losses for this factor for any of the periods presented.
The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. During the quarter ended June 30, 2007, the Corporation increased the additional allocation for operational reserve on its consumer lot loan portfolio. This increase was tied to weaknesses uncovered in identifying and reporting consumer lot loan exposure. As previously discussed, steps have been taken to mitigate the increased risk identified. This was the only change to the additional allocation for operational reserve during the six months ended June 30, 2007.

Changes in the allowance for loan losses follow:
Table Eighteen
Allowance For Loan Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2007	2006	2007	2006

Balance at beginning of period	$35,854	$29,505	$34,966	$28,725
Charge-offs
Commercial non real estate	113	108	359	359
Commercial real estate	127	260	140	335
Mortgage	35	10	68	21
Home equity	64	447	194	948
Consumer	208	310	572	701

Total charge-offs	547	1,135	1,333	2,364

Recoveries
Commercial non real estate	229	111	317	439
Mortgage	27	—	52	—
Consumer	103	159	298	321

Total recoveries	359	270	667	760

Net charge-offs	188	865	666	1,604

Provision for loan losses	9,124	880	10,490	2,399

Balance at end of period	$44,790	$29,520	$44,790	$29,520

Average portfolio loans	$3,532,713	$3,021,004	$3,521,637	$2,980,344
Net charge-offs to average portfolio loans (annualized)	0.02	0.11%	0.04	0.11%
Allowance for loan losses to portfolio loans	1.26	0.96	1.26	0.96

The allowance for loan losses was $44.8 million, or 1.26 percent of portfolio loans, at June 30, 2007, compared to $29.5 million, or 0.96 percent of portfolio loans, at June 30, 2006. The increase includes the previously discussed $7.8 million provision recorded in connection with the Penland lot loans. Additionally, the Corporation’s addition of GBC’s largely commercial lot loan portfolio, a smaller concentration of lower risk home equity and mortgage loan balances, and First Charter’s credit migration trends led to the higher allowance for loan loss ratio.
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
The provision for loan losses was $9.1 million for the 2007 second quarter, while net charge-offs were $0.2 million, or 0.02 percent of average portfolio loans. For the same year-ago period, the provision for loan losses was $0.9 million and net charge-offs were $0.9 million, or 0.11 percent of average portfolio loans. For the six months ended June 30, 2007, the provision for loan losses was $10.5 million, while net charge-offs were $0.7 million, or 0.04 percent of average portfolio loans. For the six months ended June 30, 2006, the provision for loan losses was $2.4 million, while net charge-offs were $1.6 million, or 0.11 percent of average portfolio loans.
The provision for loan losses for the three and six months ended June 30, 2007 increased primarily as a result of recording an addition provision of $7.8 million related to the previously discussed Penland lot loans. The remainder of the increase was primarily due to a change in the composition of the loan portfolio as the percentage of commercial loans continues to increase.
Market Risk Management

Asset-Liability Management and Interest Rate Risk
Interest rate risk is the exposure of earnings and capital to changes in interest rates. The objective of Asset-Liability Management (“ALM”) is to quantify and manage the change in interest rate risk associated with the Corporation’s balance sheet. The management of the ALM program includes oversight from the Board of Director’s Asset and Liability Committee (“Board ALCO”) and the Management Asset and Liability Committee (“Management ALCO”). Two primary metrics used in analyzing interest rate risk are earnings at risk (“EAR”) and economic value of equity (“EVE”). The Board of Directors has established limits on the EAR and EVE risk measures. Management ALCO, comprised of select members of executive and senior management, is charged with measuring performance relative to those limits and reporting the Bank’s performance to Board ALCO. Interest rate risk is measured and monitored through simulation modeling. The process is validated regularly by an independent third party.
Both the EAR and the EVE risk measures were within policy guidelines as of June 30, 2007, and December 31, 2006.
Management considers EAR to be the best measure of short-term interest rate risk. This measure reflects the amount of net interest income that will be impacted by a change in interest rates over a 12- month time frame. A simulation model is used to run immediate and parallel changes in interest rates (rate shocks) from a base scenario using implied forward rates. At a minimum, rate shock scenarios are run at plus and minus 100, 200, and 300 basis points. From time to time, additional simulations are run to assess risk from changes in the slope of the yield curve. The simulation model projects the net interest income over the next 12 months for each scenario using consistent balance sheet growth projections and calculates the percentage change from the base scenario. Board ALCO has approved a policy limit for the change in EAR over a 12-month period of minus 10 percent to a plus or minus 200 basis point shock to interest rates. At June 30, 2007, the estimated EAR to a 200 basis point increase in rates was plus 4.4 percent while the estimated EAR to a 200 basis point decrease in rates was minus 7.1 percent. This compares with plus 4.7 percent and minus 5.6 percent, respectively, at December 31, 2006. A change in the earning asset and funding mix contributed to the change in the EAR measures from December 31, 2006.
Management considers EVE to be the best measure of long-term interest rate risk. This measure reflects the amount of net equity that will be impacted by changes in interest rates. Through simulation modeling, the Corporation estimates the economic value of assets and the economic value of liabilities. The difference between these two measures is the EVE. The EVE is calculated for a series of scenarios in which current rates are shocked up and down by 100, 200, and 300 basis points and compared to a base scenario using the current yield curve. Board ALCO has approved a policy limit for the percentage change in EVE of minus 15 percent to a plus or minus 200 basis point shock to interest rates. At June 30, 2007, the estimated EVE to a 200 basis point increase in rates was minus 9.2 percent, while the estimated EVE to a 200 basis point decrease in rates was plus 3.6 percent. At December 31, 2006, EVE risk was minus 7.4 percent and plus 3.1 percent, respectively. Changes in market rates and prepayment expectations accounted for the majority of the change in the EVE measure from December 31, 2006.
The result of any simulation is inherently uncertain and will not precisely estimate the impact of changes in rates on net interest income or the economic value of assets and liabilities. Actual results may differ from simulated results due to, but not limited to, the timing and magnitude of the change in interest rates, changes in management strategies, and changes in market conditions.
Table Nineteen summarizes, as of June 30, 2007, the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold, and interest-bearing bank deposits are excluded from Table Nineteen as their respective carrying values approximate fair value. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted-average expected life, obtained from an independent evaluation of the average remaining life of each security based on expected prepayment speeds of the underlying mortgages at June 30, 2007. These expected maturities, weighted-average effective yields, and fair values would change if interest rates change. Expected maturities for indeterminate demand, money market and savings deposits are estimated based on historical average lives.

Table Nineteen
Market Risk

		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Cost	$735,571	$342,550	$217,796	$102,183	$41,777	$8,730	$22,535
Weighted-average effective yield	4.81%
Fair value	$725,881
Variable rate
Cost	$177,313	26,562	26,393	26,586	9,626	5,038	83,108
Weighted-average effective yield	4.39%
Fair value	$172,647
Loans and loans held for sale
Fixed rate
Book value	$990,947	232,169	213,689	171,377	120,030	121,088	132,594
Weighted-average effective yield	7.15%
Fair value	$976,903
Variable rate
Book value	$2,529,571	1,287,254	333,563	194,519	98,979	72,320	542,936
Weighted-average effective yield	7.83%
Fair value	$2,527,403

Liabilities
Deposits
Fixed rate
Book value	$1,620,433	1,443,986	152,169	11,061	6,742	5,353	1,122
Weighted-average effective yield	4.79%
Fair value	$1,624,318
Variable rate Book value	$1,129,834	354,624	250,258	249,746	122,553	71,700	80,953
Weighted-average effective yield	2.23%
Fair value	$1,049,275
Long-term borrowings
Fixed rate
Book value	$345,905	200,056	70,058	25,062	50,054	22	653
Weighted-average effective yield	4.65%
Fair value	$339,224
Variable rate
Book value	$271,857	185,000	25,000	—	—	—	61,857
Weighted-average effective yield	5.32%
Fair value	$271,486

Off-Balance-Sheet Risk
The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments of $38.6 million to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note 12 of the consolidated financial statements for further discussion of these commitments. The Corporation does not have any off-balance sheet financing arrangements, other than the trust preferred securities.

The following table presents, as of June 30, 2007, aggregated information and expected maturities of commitments.
Table Twenty
Commitments

	Less than				Timing not
(In thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	determinable	Total

Loan commitments	$703,813	$118,172	$42,662	$59,637	$—	$924,284
Lines of credit	31,390	1,639	2,921	455,613	—	491,563
Standby letters of credit	22,920	3,548	—	—	—	26,468
Anticipated tax settlements	584	—	—	—	10,551	11,135

Total commitments	$758,707	$123,359	$45,583	$515,250	$10,551	$1,453,450

Commitments to extend credit, including loan commitments, standby letters of credit, anticipated tax settlements and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
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
The primary source of funding for the Corporation includes dividends received from the Bank and proceeds from the issuance of common stock. In addition, the Corporation had commercial paper outstanding of $77.8 million at June 30, 2007. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases, operating expenses, and dividends paid to shareholders. During 2005, the Corporation issued trust preferred securities through specially formed trusts in an aggregate amount of $60.0 million. The proceeds from the sale of the trust preferred securities were used to purchase $61.9 million of subordinated debentures from the Corporation (the “Notes”). The Notes are presented as long-term borrowings in the consolidated balance sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
Primary sources of funding for the Bank include customer deposits, wholesale deposits, other borrowings, loan repayments, and available-for-sale securities. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At June 30, 2007, the Bank had a maximum line of credit with the FHLB totaling $1.5 billion with $820.9 million outstanding. At June 30, 2007, the Bank also had $363.0 million of federal funds lines with $88.0 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.
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
Select capital measures follow:
Table Twenty-one
Capital Measures

	June 30		December 31
	2007		2006
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Total equity/total assets
First Charter Corporation	$445,828	9.07%	$447,362	9.21%
First Charter Bank	481,001	9.82	371,459	8.45

Tangible equity/tangible assets (1)
First Charter Corporation	$361,721	7.48%	$362,294	7.59%
First Charter Bank	396,894	8.24	351,246	8.03

(1)	The tangible equity ratio excludes goodwill and other intangible assets from both the numerator and the denominator.
Shareholders’ equity at June 30, 2007, decreased to $445.8 million, representing 9.1 percent of period-end total assets, compared to $447.4 million, or 9.2 percent, of period-end total assets at December 31, 2006. This decrease was primarily due to cash dividends of $0.39 per common share, which resulted in cash dividend declarations of $13.6 million for the six months ended June 30, 2007 and the repurchase of 500,000 shares of stock during the second quarter which decreased equity $10.6 million. In addition, accumulated other comprehensive loss (after-tax unrealized losses on available-for-sale securities) increased $2.8 million to $8.7 million at June 30, 2007, compared to $5.9 million at December 31, 2006. The decrease in shareholders’ equity was partially offset by net income of $21.3 million and $4.9 million of stock issued under stock-based compensation plans and the Corporation’s dividend reinvestment plan.
On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of June 30, 2007, the Corporation had repurchased all of shares of its common stock under this authorization, including 125,400 shares repurchased during the second quarter of 2007, at an average per-share price of $17.82, which has reduced shareholders’ equity by $27.1 million.
On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. During the quarter ending June 30, 2007, the Corporation repurchased 374,600 shares under this authorization at an average per-share price of $21.19, which has reduced shareholders’ equity by $8.0 million.
The Corporation has remaining authority to repurchase 1.1 million shares of its common stock.
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
The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial position and results of operations. At June 30, 2007, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks.
The Corporation’s and the Bank’s actual capital amounts and ratios at June 30, 2007 follow:
Table Twenty-two
Capital Ratios

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage
First Charter Corporation	$430,373	8.97%	$192,023	4.00%	None	None
First Charter Bank	411,177	8.57	191,914	4.00	$239,893	5.00%

Tier I Capital
First Charter Corporation	$430,373	10.57%	$162,932	4.00%	None	None
First Charter Bank	411,177	10.10	162,782	4.00	$244,174	6.00%

Total Risk-Based Capital
First Charter Corporation	$475,358	11.67%	$325,863	8.00%	None	None
First Charter Bank	455,967	11.20	325,565	8.00	$406,956	10.00%

In the third quarter 2007, the Corporation anticipates opening a new branch in Cabarrus County, North Carolina. The opening of this branch will result in additional depreciation and related expenses. Opening this new branch is part of the Corporation’s growth strategy for generating new deposit growth and the related revenues associated with the accounts and other products.
Regulatory Recommendations

Management is not presently aware of any current recommendations to the Corporation or to the Bank by regulatory authorities, which if they were to be implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Recent Accounting Pronouncements and Developments

Note 2 to the consolidated financial statements discusses new accounting pronouncements adopted by the Corporation during 2007 and other recently issued pronouncements that have not yet been adopted by the Corporation. To the extent the adoption of new accounting pronouncements materially affects financial condition, results of operations, or liquidity, the effects are discussed in the applicable section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management — Asset-Liability Management and Interest Rate Risk on pages 52-54 for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer. Based on that evaluation and the identification of the material weaknesses in the Registrant’s internal control over financial reporting as described in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Material Weaknesses”), the Registrant’s Chief Executive Officer and Principal Financial Officer have concluded that the Registrant’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Registrant in its reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As disclosed in Item 9A. Controls and Procedures of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, management has begun to implement a comprehensive plan for remedying the Material Weaknesses (the “Remediation Plan”). In furtherance of the Remediation Plan, the following changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act), have occurred during or following the quarter ended June 30, 2007.
The Registrant has enhanced its internal governance and compliance function. Periodic and regular meetings are being held with the internal governance and compliance functions to discuss and coordinate operational, compliance and financial matters as well as the progress of the Remediation Plan.
•
The Registrant has reassessed, reviewed, and approved the charters that govern the internal governance and compliance functions which include, but are not limited to, the Disclosure Committee, Compliance Risk Committee, Asset and Liability Committee, Technology Steering Committee, Sarbanes Oxley Review Committee. Where deemed necessary, various amendments to these documents have also been adopted. The Registrant’s Management has communicated the charters to the respective internal governance and compliance functions.

•	These functions also have reassessed their reporting practices and have enhanced their evaluation processes.
Except as discussed above, there have been no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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
As previously disclosed, on December 1, 2004, the Corporation, through First Charter Bank, its primary banking subsidiary, acquired substantially all of the assets of Smith & Associates Insurance Services Inc., a property and casualty insurance agency (the “Agency”), pursuant to an Asset Purchase Agreement, dated as of the same date (the “Purchase Agreement”). No underwriters were used in connection with this transaction. In connection with this transaction, the Corporation has previously issued an aggregate of 42,198 shares of Common Stock valued at $1,112,000 to the Agency. On May 1, 2007, pursuant to the Purchase Agreement and based upon the performance of the business for the period December 1, 2005 through November 30, 2006 the Corporation issued 10,632 additional shares of Common Stock valued at $256,000. The issuance of the shares in connection with this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The Purchase Agreement also contemplates one additional, subsequent issuance of Common Stock based upon the future performance of the acquired business. The Corporation presently expects the value of this future issuance, if earned, to total approximately $200,000.
(c) Issuer Repurchases of Equity Securities
The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended June 30, 2007.

			Total Number of	Maximum Number
			Shares Purchased	of Shares
	Total Number	Average Price	as Part of	That May Yet be
	of Shares	Paid	Publicly-Announced	Purchased under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs

April 1, 2007 - April 30, 2007	—	—	—	1,625,400
May 1, 2007 - May 31, 2007	243,500	21.07	243,500	1,381,900
June 1, 2007 - June 30, 2007	256,500	21.25	256,500	1,125,400

Total	500,000	21.20	500,000	1,125,400

On January 23, 2002, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to 1.5 million shares of the Corporation’s common stock from time to time. As of June 30, 2007, the Corporation had repurchased all shares under this authorization.
On October 24, 2003, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of June 30, 2007, the Corporation had repurchased 374,600 shares under this authorization.
There were 500,000 shares of the Corporation’s common stock repurchased during the three months ended June 30, 2007. The maximum number of shares that may yet be repurchased under the plans or programs was 1,125,400 at June 30, 2007. The October 24, 2003 stock repurchase authorization has no set expiration or termination date.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a) First Charter Corporation’s Annual Meeting of Shareholders was held on May 23, 2007.
(c) The following are the voting results on each matter (exclusive of procedural matters) submitted to the shareholders:
1. To elect five directors to the Corporation’s Board of Directors with terms expiring in 2010 and one director with a term expiring in 2008.

	For	Withheld
Terms expiring in 2010
Jewell D. Hoover	26,205,922	912,047
Walter H. Jones, Jr	22,155,428	4,962,541
Samuel C. King, Jr.	25,955,112	1,162,857
Jerry E. McGee	25,988,347	1,129,622
John S. Poelker	26,148,813	969,156

Term expiring in 2008
Richard F. Combs	26,337,344	780,625
2. To ratify the action of the Corporation’s Audit Committee in appointing KPMG LLP, an independent registered public accounting firm, as their auditor for 2007.

For	26,269,777
Against	720,111
Abstain	128,081
Broker Non-Votes	—
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.1	Transition Agreement, dated May 16, 2007, by and between the Registrant and Charles A. Caswell, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 16, 2007

10.2	Description of retention bonus compensation arrangement between the Registrant and Sheila A. Stoke, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated May 16, 2007

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION (Registrant)
Date: August 8, 2007	By:	/s/ Sheila A. Stoke
Sheila A. Stoke
Senior Vice President, Corporate Controller (Principal Financial Officer duly authorized to sign on behalf of the Registrant)