Form 10-Q
period 2007-09-30
FIRST CHARTER CORP /NC/
filed 2007-11-08
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of November 1, 2007, the Registrant had outstanding 34,788,604 shares of Common Stock, no par value.

First Charter Corporation
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007
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

Page
Part I – Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Shareholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	59
Item 4. Controls and Procedures	59

Part II
Other Information
Item 1. Legal Proceedings	60
Item 1A. Risk Factors	60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3. Defaults Upon Senior Securities	61
Item 4. Submission of Matters to a Vote of Security Holders	61
Item 5. Other Information	61
Item 6. Exhibits	62

Signature
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
First Charter Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
(Dollars in thousands, except share data)	2007	2006

Assets
Cash and due from banks	$83,715	$87,771
Federal funds sold	16,451	10,515
Interest-bearing bank deposits	3,824	4,541

Cash and cash equivalents	103,990	102,827
Securities available for sale (cost of $914,525 and $916,189 at September 30, 2007 and December 31, 2006, respectively)	907,608	906,415
Loans held for sale	10,362	12,292
Portfolio loans:
Commercial and construction	2,217,808	2,129,569
Mortgage	584,223	618,142
Consumer	675,375	737,342

Total portfolio loans	3,477,406	3,485,053
Allowance for loan losses	(43,017)	(34,966)

Portfolio loans, net	3,434,389	3,450,087
Premises and equipment, net	112,640	111,588
Goodwill and other intangible assets	83,819	85,068
Other assets	186,885	188,440

Total Assets	$4,839,693	$4,856,717

Liabilities
Deposits:
Noninterest-bearing demand	$465,600	$454,975
Demand	440,558	420,774
Money market	611,134	620,699
Savings	107,419	111,047
Certificates of deposit	1,583,315	1,640,633

Total deposits	3,208,026	3,248,128
Federal funds purchased and securities sold under agreements to repurchase	234,568	201,713
Commercial paper and other short-term borrowings	311,019	409,191
Long-term debt	567,745	487,794
Accrued expenses and other liabilities	60,847	62,529

Total Liabilities	4,382,205	4,409,355
Shareholders’ Equity
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 34,775,621 and 34,922,222 shares at September 30, 2007 and December 31, 2006, respectively	228,012	231,602
Common stock held in Rabbi Trust for deferred compensation	(1,601)	(1,226)
Deferred compensation payable in common stock	1,601	1,226
Retained earnings	233,665	221,678
Accumulated other comprehensive loss	(4,189)	(5,918)

Total Shareholders’ Equity	457,488	447,362

Total Liabilities and Shareholders’ Equity	$4,839,693	$4,856,717

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share amounts	2007	2006	2007	2006

Interest income
Loans	$67,334	$56,916	$200,576	$161,299
Securities	11,309	10,021	33,285	28,854
Federal funds sold	33	87	209	160
Interest-bearing bank deposits	51	61	162	160

Total interest income	78,727	67,085	234,232	190,473
Interest expense
Deposits	26,932	22,133	79,836	57,037
Borrowings	14,564	11,994	42,886	35,741

Total interest expense	41,496	34,127	122,722	92,778

Net interest income	37,231	32,958	111,510	97,695
Provision for loan losses	3,311	1,405	13,801	3,804

Net interest income after provision for loan losses	33,920	31,553	97,709	93,891
Noninterest income
Service charges on deposits	7,754	7,353	23,086	21,520
ATM, debit, and merchant fees	2,580	2,182	7,660	6,197
Wealth management	925	729	2,585	2,122
Equity method investments gains, net	—	3,415	1,805	3,971
Mortgage services	859	784	2,816	2,119
Gain on sale of Small Business Administration loans	426	—	935	—
Gain on sale of deposits and loans	—	2,825	—	2,825
Brokerage services	1,044	847	3,132	2,250
Insurance services	3,048	2,974	10,104	10,206
Bank owned life insurance	1,160	722	3,461	2,399
Property sale gains, net	59	408	274	596
Securities losses, net	(48)	(5,860)	(59)	(5,828)
Other	620	628	2,335	1,913

Total noninterest income	18,427	17,007	58,134	50,290
Noninterest expense
Salaries and employee benefits	20,409	16,066	59,572	49,609
Occupancy and equipment	4,801	4,217	14,172	13,748
Data processing	1,690	1,469	4,972	4,327
Marketing	846	1,255	3,252	3,739
Postage and supplies	1,014	1,179	3,350	3,643
Professional services	3,489	2,440	10,256	6,601
Telecommunications	549	556	1,739	1,632
Amortization of intangibles	288	115	825	324
Foreclosed properties	122	21	501	493
Other	2,348	2,337	8,044	6,968

Total noninterest expense	35,556	29,655	106,683	91,084

Income from continuing operations before income tax expense	16,791	18,905	49,160	53,097
Income tax expense	5,724	6,223	16,787	17,837

Income from continuing operations, net of tax	11,067	12,682	32,373	35,260
Discontinued operations
Income from discontinued operations before gain on sale and income tax expense	—	—	—	198
Income tax expense	—	—	—	78

Income from discontinued operations, net of tax	—	—	—	120

Net income	$11,067	$12,682	$32,373	$35,380

Net income per common share
Basic
Income from continuing operations, net of tax	$0.32	$0.41	$0.93	$1.14
Income from discontinued operations, net of tax	—	—	—	—
Net income	0.32	0.41	0.93	1.14
Diluted
Income from continuing operations, net of tax	$0.32	$0.40	$0.93	$1.13
Income from discontinued operations, net of tax	—	—	—	—
Net income	0.32	0.40	0.93	1.13
Average common shares outstanding
Basic	34,423	31,056	34,629	30,938
Diluted	34,796	31,427	34,955	31,311
Dividends declared per common share	$0.195	$0.195	$0.585	$0.580

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
(Dollars in thousands, except	Common Stock		Deferred	Payable in	Retained	Comprehensive
share and per share amounts)	Shares	Amount	Compensation	Common Stock	Earnings	Loss	Total

Balance, December 31, 2006	34,922,222	$231,602	$(1,226)	$1,226	$221,678	$(5,918)	$447,362
Comprehensive income:
Net income	—	—	—	—	32,373	—	32,373
Change in unrealized gains and losses on securities, net of reclassificiation adjustment for net losses included in net income	—	—	—	—	—	1,729	1,729

Total comprehensive income							34,102
Cummulative transaction adjustment for FIN 48	—	—	—	—	29	—	29
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(375)	—	—	—	(375)
Deferred compensation payable in common stock	—	—	—	375		—	375
Cash dividends declared, $0.585 per share	—		—	—	(20,415)	—	(20,415)
Issuance of shares under stock-based compensation plans, including related tax effects	342,767	7,762	—	—	—	—	7,762
Repurchase of common stock	(500,000)	(10,626)	—	—	—	—	(10,626)
Issuance of shares pursuant to acquisition	10,632	(726)	—	—	—	—	(726)

Balance, September 30, 2007	34,775,621	$228,012	$(1,601)	$1,601	$233,665	$(4,189)	$457,488

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30
(In thousands)	2007	2006
Net Income	$32,373	$35,380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,801	3,804
Depreciation	5,833	6,565
Amortization of intangibles	825	464
Amortization of servicing rights	264	296
Stock-based compensation expense	2,600	1,535
Tax benefits from stock-based compensation plans	(494)	(656)
Premium amortization and discount accretion, net	306	853
Securities losses, net	59	5,828
Net gains on sales of other real estate owned	(96)	(135)
Write-downs on other real estate owned	317	388
Gain on premise and equipment sale	(1)	(15)
Gain on sale of deposits and loans	—	(2,825)
Equity method investment gains, net	(1,805)	(3,971)
Gains on sales of loans held for sale	(1,978)	(2,358)
Gains on sale of small business administration loans	(935)	—
Property sale gains, net	(274)	(596)
Origination of loans held for sale	(230,156)	(147,249)
Proceeds from sale of loans held for sale	234,064	145,131
Change in cash surrender value of life insurance	(1,582)	(2,446)
Change in other assets	4,502	(552)
Change in other liabilities	(1,153)	4,252

Net cash provided by operating activities	56,470	43,693

Investing activities
Proceeds from sales of securities available for sale	31,121	187,823
Proceeds from maturities, calls and paydowns of securities available for sale	199,606	70,394
Purchases of securities available for sale	(229,417)	(259,970)
Net change in loans	(5,490)	(143,941)
Loans sold in branch sale	—	(8,078)
Proceeds from sales of other real estate owned	4,510	2,640
Purchase of bank-owned life insurance	—	(10,000)
Proceeds from equity method distributions	—	3,682
Net purchases of premises and equipment	(6,884)	(6,695)
Cash paid in business acquisition	—	(222)

Net cash used in investing activities	(6,554)	(164,367)

Financing activities
Net change in deposits	(40,102)	117,333
Deposits sold in branch sale	—	38,042
Net change in federal funds purchased and securities sold under repurchase agreements	32,855	(112,940)
Net change in commercial paper and other short-term borrowings	(98,172)	(53,787)
Proceeds from issuance of long-term debt and trust preferred securities	240,000	265,000
Retirement of long-term debt	(160,049)	(135,049)
Proceeds from issuance of common stock	7,268	6,069
Purchases of common stock	(10,626)	—
Tax benefits from stock-based compensation plans	494	328
Cash dividends paid	(20,421)	(16,970)

Net cash provided by (used in) financing activities	(48,753)	108,026

Net increase (decrease) in cash and cash equivalents	1,163	(12,648)
Cash and cash equivalents at beginning of period	102,827	125,552

Cash and cash equivalents at end of period	$103,990	$112,904

Supplemental information
Cash paid for:
Interest	$121,347	$89,773
Income taxes	16,649	14,330
Non-cash items:
Transfer of loans to other real estate owned	7,387	3,370
Unrealized gains on securities available for sale (net of tax expense $1,128 and $2,008, respectively)	1,729	3,076
Issuance of common stock for business acquisition	(726)	362

See notes to consolidated financial statements

First Charter Corporation
Notes to Consolidated Financial Statements
(Unaudited)
First Charter Corporation (“First Charter” or the “Corporation”), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.8 billion and is the holding company for First Charter Bank (the “Bank”). As of September 30, 2007, First Charter operated 60 financial centers, four insurance offices, and 137 ATMs throughout North Carolina and Georgia. First Charter also operated loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, and mortgages. The results of operations of the Bank constitute the substantial majority of the consolidated net income, revenue, and assets of the Corporation.
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
2. Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation will adopt SFAS 159 beginning

January 1, 2008 and is currently evaluating the impact, if any, SFAS 159 will have on the Corporation’s consolidated financial statements.
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
Effects of Prior-Year Misstatements: In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. In December 2006, the Corporation adopted the provisions of SAB 108. The Corporation’s Annual Report on Form 10-K contains further disclosure related to the adoption of SAB 108 in Note 3 to the consolidated financial statements. The impact of the Corporation’s SAB 108 adjustments as of and for the three and nine months ended and September 30, 2006, is summarized below:

	As of and for the Three Months Ended
	September 30, 2006
	Before		As
(in thousands, except per share data)	Adjustment	Adjustment	Adjusted

Other assets	$170,851	$(2,161)	$168,690
Other liabilities	45,442	975	46,417
Shareholders’ equity	352,574	(3,136)	349,438
Mortgage services revenue	902	(118)	784
Total noninterest income	17,125	(118)	17,007
Salaries and employee benefits expense	16,020	46	16,066
Total noninterest expense	29,609	46	29,655
Total income tax expense	6,288	(65)	6,223
Net income	12,781	(99)	12,682
Diluted earnings per share	0.41	(0.01)	0.40

	As of and for the Nine Months Ended
	September 30, 2006
	Before		As
(in thousands, except per share data)	Adjustment	Adjustment	Adjusted

Other assets	$170,851	$(2,161)	$168,690
Other liabilities	45,442	975	46,417
Shareholders’ equity	352,574	(3,136)	349,438
Mortgage services revenue	2,626	(507)	2,119
Total noninterest income	50,797	(507)	50,290
Salaries and employee benefits expense	49,471	138	49,609
Total noninterest expense	90,946	138	91,084
Total income tax expense	18,169	(254)	17,915
Net income	35,771	(391)	35,380
Diluted earnings per share	1.15	(0.02)	1.13

3. Proposed Merger with Fifth Third
On August 15, 2007, the Corporation and Fifth Third Bancorp (“Fifth Third”) entered into an Agreement and Plan of Merger, as amended by the Amended and Restated Agreement and Plan of Merger, dated September 14, 2007, (“Merger Agreement”) by and among the Corporation, Fifth Third, and Fifth Third Financial Corporation (“Fifth Third Financial”). Under the terms of the Merger Agreement, First Charter will be merged with and into Fifth Third Financial. The Merger Agreement has been approved by the Board of Directors of First Charter, Fifth Third and Fifth Third Financial, and is subject to customary closing conditions, including regulatory approval and First Charter shareholder approval. Closing is expected to occur in the first quarter of 2008.
Pursuant to the Merger Agreement, at the effective time of the merger, each common share of the Corporation issued and outstanding immediately prior to the effective time (other than common shares held directly or indirectly by First Charter or Fifth Third) will be exchanged, at the election of the owner of the common share, into either $31.00 cash or shares of Fifth Third common stock with a value of $31.00 per share or both. Under the terms of the Merger Agreement, approximately 30 percent of First Charter shares will be converted to cash and approximately 70 percent will be converted to Fifth Third common stock.
The Merger Agreement contains customary representations and warranties between First Charter and Fifth Third. The Merger Agreement also contains customary covenants and agreements, including (a) covenants related to the conduct of First Charter’s business between the date of the signing of the Merger Agreement and the closing of the merger, (b) covenants prohibiting solicitation of competing merger proposals, and (c) agreements regarding efforts of the parties to cause the Merger Agreement to be completed.
The Merger Agreement contains certain termination rights and provides that, upon or following the termination of the Merger Agreement, under specified circumstances involving a competing merger transaction, First Charter may be required to pay Fifth Third a termination fee of $32.5 million.
In connection of the proposed merger with Fifth Third, the Corporation has incurred expenses of approximately $0.7 million of merger related costs for the three months ended September 30, 2007.
4. Acquisitions and Divestitures
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
The Corporation continues to finalize the valuations of certain assets and liabilities, including intangible assets. During the nine months ended September 30, 2007, the Corporation made certain refinements to its initial allocation of the GBC purchase price, including a $1.0 million adjustment to the purchase price as the stock price paid upon acquisition was adjusted for EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The following table shows the excess of the purchase price over capitalized merger costs and carrying value of net assets acquired, the initial purchase price allocation and the resulting goodwill as of the date of the acquisition, subsequent purchase price refinements, and the adjusted purchase price allocation at September 30, 2007.

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

	Nine Months Ended
	September 30
(In thousands)	2007	2006

Noninterest income	$—	$2,568
Noninterest expense	—	2,370

Income from discontinued operations before tax	—	198
Gain on sale	—	—
Income tax expense	—	78

Income from discontinued operations, after tax	$—	$120

5. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of the Corporation’s common stock outstanding for the three and nine months ended September 30, 2007 and 2006, respectively. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock equivalents and contingently issuable shares, which consist of dilutive stock options, restricted stock, and performance shares, were issued.
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Basic weighted-average number of common shares outstanding	34,423,296	31,056,059	34,629,178	30,937,922
Dilutive effect arising from potential common stock issuances	372,219	370,504	325,930	373,017

Diluted weighted-average number of common shares outstanding	34,795,515	31,426,563	34,955,108	31,310,939

The effects of outstanding anti-dilutive stock options are excluded from the computation of diluted net income per share. These amounts were 98,700 and 384,659 shares for the three and nine months ended September 30, 2007, respectively. The amounts were 943,692 and 255,363 shares for the three and nine months ended September 30, 2006, respectively.
Dividends declared by the Corporation were $0.195 per share for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006 dividends declared by the Corporation were $0.585 per share and $0.58 per share, respectively.
6. Goodwill and Other Intangible Assets
A summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the net carrying amount of unamortized intangible assets follows:

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets from
continuing operations:
Core deposits	$3,560	$644	$2,916	$3,091	$200	$2,891
Noncompete agreements	90	85	5	90	63	27
Customer lists	2,487	1,535	952	2,359	1,177	1,182

Total amortized intangible assets	$6,137	$2,264	$3,873	$5,540	$1,440	$4,100

Goodwill	$79,946	N/A	$79,946	$80,968	N/A	$80,968

Total goodwill and amortized intangible assets	$86,083	$2,264	$83,819	$86,508	$1,440	$85,068

The gross carrying amount of core deposit intangibles increased to $3.6 million at September 30, 2007, from $3.1 million at December 31, 2006, and goodwill decreased to $79.9 million at September 30, 2007 from $81.0 million at December 31, 2006. These changes are primarily due to refinements made in the purchase accounting for the GBC acquisition. Refer to Note 4 for further discussion of the GBC purchase accounting adjustments.
The gross carrying amount of customer lists increased to $2.5 million at September 30, 2007 from $2.4 million at December 31, 2006 due to a contractual payment made in connection with the acquisition of Smith & Associates Insurance Services, Inc. during the second quarter of 2007.
Amortization expense from continuing and discontinued operations follows:

	Nine Months Ended
	September 30
(In thousands)	2007	2006

Continuing operations	$825	$324
Discontinued operations	—	140

Total intangibles amortization expense	$825	$464

Expected future amortization expense on finite-lived intangible assets follows:

	Core	Noncompete	Customer
(In thousands)	Deposits	Agreements	Lists	Total

October 1 - December 31 ,2007	$164	$5	$104	$273
2008	608	—	344	952
2009	531	—	229	760
2010	453	—	117	570
2011	375	—	68	443
2012 and after	785	—	90	875

Total intangibles amortization	$2,916	$5	$952	$3,873

7. Comprehensive Income
Comprehensive income is defined as the change in shareholders’ equity from all transactions other than those with shareholders, and it includes net income and other comprehensive income.
The components of comprehensive income follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Comprehensive income
Net Income	$11,067	$12,682	$32,373	$35,380
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities, net	7,390	9,271	2,798	(744)
Reclassification adjustment for losses included in net income	48	5,860	59	5,828
Income tax effect, net	(2,937)	(5,976)	(1,128)	(2,008)

Other comprehensive income	4,501	9,155	1,729	3,076

Total comprehensive income	$15,568	$21,837	$34,102	$38,456

8. Securities Available for Sale
Securities available for sale are summarized as follows:

	September 30, 2007
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government agency obligations	$188,232	$445	$632	$188,045
Mortgage-backed securities	522,642	1,602	7,244	517,000
State, county, and municipal obligations	92,399	561	284	92,676
Asset-backed securities	57,726	—	1,785	55,941
Equity securities	53,526	420	—	53,946

Total securities	$914,525	$3,028	$9,945	$907,608

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government agency obligations	$278,106	$358	$3,070	$275,394
Mortgage-backed securities	419,824	768	8,572	412,020
State, county, and municipal obligations	102,221	745	364	102,602
Asset-backed securities	65,141	11	37	65,115
Equity securities	50,897	387	—	51,284

Total securities	$916,189	$2,269	$12,043	$906,415

The contractual maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation’s securities portfolio at September 30, 2007, are summarized below. Actual maturities may differ from contractual maturities shown below, as borrowers may have the right to pre-pay these obligations without pre-payment penalties.

			Due after 1		Due after 5
	Due in 1 year		through 5		through 10		Due after
	or less		years		years		10 years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Fair value of securities available for sale
U.S. government agency obligations	$118,729	4.39%	$62,102	4.38%	$7,214	5.55%	$—	—%	$188,045	4.43%
Mortgage-backed securities (1)	3,572	4.77	328,998	5.00	165,835	5.47	18,595	5.88	517,000	5.18
State and municipal obligations (2)	24,245	6.98	26,337	5.29	6,555	6.07	35,539	5.87	92,676	6.01
Asset-backed securities	—	—	14,750	8.09	19,993	6.62	21,198	7.31	55,941	7.27
Equity securities (3)	—	—	—	—	—	—	53,946	5.89	53,946	5.89

Total	$146,546	4.83%	$432,187	5.03%	$199,597	5.61%	$129,278	6.12%	$907,608	5.28%

Amortized cost of securities available for sale	$146,152		$437,752		$200,112		$130,509		$914,525

(1)	Maturities estimated based on average life of security.

(2)	Yields on tax-exempt securities are calculated on a tax-equivalent basis using the marginal Federal income tax rate of 35 percent.

(3)
Although equity securities have no stated maturity, they are presented for illustrative purposes only. The 6.12% yield represents the expected dividend yield to be earned on equity securities, principally investments in Federal Home Loan Bank of Atlanta and Federal Reserve Bank Stock.

Securities with an aggregate carrying value of $651.5 million and $632.9 million at September 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank (“FHLB”) borrowings.

Recognized gross gains and losses are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2007	2006	2007	2006

Gross gains	$—	$—	$94	$32
Gross losses	(48)	(5,860)	(153)	(5,860)

Securities losses, net	$(48)	$(5,860)	$(59)	$(5,828)

During the three months ended September 30, 2007, the Corporation recognized $48,000 of other-than-temporary impairment losses related to certain equity securities.
At September 30, 2007 and December 31, 2006, the Bank owned stock in the Federal Home Loan Bank of Atlanta with a cost basis (par value) of $43.7 million and $44.3 million, respectively, which is included in equity securities. While these securities have no quoted fair value, they are redeemable at par value from the FHLB. In addition, the Bank owned Federal Reserve Bank stock with a cost basis (par value) of $8.4 million and $5.6 million at September 30, 2007 and December 31, 2006, respectively, which is also included in equity securities.
As of September 30, 2007, there were no issues of securities available for sale (excluding U.S. government agency obligations), which had carrying values that exceeded 10 percent of shareholders’ equity of the Corporation.
U.S. government agency obligations of $109.3 million were considered temporarily impaired at September 30, 2007. U.S. government agency obligations are interest-bearing debt securities of U.S. government agencies (i.e., FNMA and FHLMC). At September 30, 2007, mortgage-backed securities of $330.6 million were considered temporarily impaired. The Corporation’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities. State, county, and municipal obligations of $21.4 million were considered temporarily impaired at September 30, 2007. Asset-backed securities of $21.2 million were considered temporarily impaired at September 30, 2007. These obligations are collateralized debt obligations, representing securitizations of financial company capital securities.
The unrealized losses at September 30, 2007, shown in the following table resulted primarily from a change in rates across the yield curve.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

AAA/AA-RATED SECURITIES
U.S. government agency obligations	$—	$—	$109,345	$632	$109,345	$632
Mortgage-backed securities	109,067	993	221,555	6,251	330,622	7,244
State, county, and municipal obligations	3,243	4	18,107	281	21,350	285

Total AAA/AA-rated securities	112,310	997	349,007	7,164	461,317	8,161
A/BBB-RATED SECURITIES
Asset-backed securities	21,197	1,865	—	—	21,197	1,865

Total A/BBB-rated securities	21,197	1,865	—	—	21,197	1,865

Total temporarily impaired securities	$133,507	$2,862	$349,007	$7,164	$482,514	$10,026

At September 30, 2007, investments in a gross unrealized loss position included 10 U.S. agency securities, 58 mortgage-backed securities, 26 municipal obligations, and three asset-backed securities. The unrealized losses associated with these securities were not considered to be other-than-temporary, because they were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or the issuer. At September 30, 2007, the Corporation had the ability and the intent to hold these investments to recovery of par value.

9. Loans and Allowance for Loan Losses
The Bank primarily makes commercial and installment loans to customers throughout its primary market area, which includes the states of North Carolina, South Carolina, and Georgia, and predominately centers on the metro regions of Charlotte and Raleigh, North Carolina, and Atlanta, Georgia. The real estate loan portfolio can be affected by the condition of the local real estate markets. At September 30, 2007, the majority of the total loan portfolio was to borrowers within this market area.
Portfolio loans are categorized as follows:

	September 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$1,057,357	30.4%	$1,034,317	29.7%
Commercial non real estate	306,243	8.8	301,958	8.7
Construction	854,208	24.6	793,294	22.8
Mortgage	584,223	16.8	618,142	17.7
Home equity	410,009	11.8	447,849	12.8
Consumer	265,366	7.6	289,493	8.3

Total portfolio loans	$3,477,406	100.0%	$3,485,053	100.0%

A summary of changes in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2007	2006	2007	2006

Balance, beginning of period	$44,790	$29,520	$34,966	$28,725
Provision for loan losses	3,311	1,405	13,801	3,804
Charge-offs	(5,582)	(1,307)	(6,915)	(3,671)
Recoveries	498	301	1,165	1,061

Net charge-offs	(5,084)	(1,006)	(5,750)	(2,610)

Balance, September 30	$43,017	$29,919	$43,017	$29,919

The table below summarizes the Corporation’s nonperforming assets.

	September 30	December 31
(In thousands)	2007	2006

Nonaccrual loans	$22,712	$8,200
Loans 90 days or more past due and accruing interest	—	—

Total nonperforming loans	22,712	8,200
Other real estate	9,134	6,477

Total nonperforming assets	$31,846	$14,677

At September 30, 2007 and December 31, 2006, impaired loans amounted to $15.1 million and $1.0 million, respectively. Included in the allowance for loan losses was $3.3 million and $0.3 million related to the impaired loans at September 30, 2007 and December 31, 2006, respectively. Beginning January 1, 2007, the Corporation began including consumer and residential mortgage loans with outstanding principal balances of $150,000 or greater in its computation of impaired loans calculated under SFAS 114, Accounting by Creditors for Impairment of a Loan — an Amendment to FASB Statements No. 5 and No. 15. The application of this methodology conforms the consumer and residential mortgage loan analysis to the Corporation’s SFAS 114 analysis for commercial loans. Included in the $15.1 million of total impaired loans at September 30, 2007 were $4.4 million of consumer and residential mortgage loans. Had this methodology been applied at December 31, 2006, the impaired loan balance would have been $4.0 million.

During the second quarter of 2007, the North Carolina Attorney General obtained a court order to appoint a receiver to take control of the Village of Penland and related development projects (“Penland”) located in western North Carolina. The Attorney General’s complaint alleges that various defendants, including real estate development companies, individuals, and an appraiser engaged in deceptive practices to induce consumers to obtain loans to purchase lots in Penland in the Spruce Pine, North Carolina area. These lots were allegedly priced based upon inflated appraisals. Several financial institutions, including First Charter, made loans in connection with these residential developments.
As of September 30, 2007, the Corporation had an aggregate outstanding balance of $8.9 million to individual lot purchasers related to Penland, net of $5.2 million charged off during the third quarter of 2007. Based on management’s assessment of probable incurred losses associated with the Penland loan portfolio, the Corporation recorded an allowance for loan losses of $4.0 million as of September 30, 2007. Additionally, based on management’s assessment of the individual borrowers, $4.5 million of the Penland loans were placed on nonaccrual status as of September 30, 2007 and all of the previously recognized interest income related to these nonaccrual loans was reversed.
The average recorded investment in individually impaired loans for the three and nine months ended September 30, 2007 were $12.6 million and $8.8 million, respectively. Individually impaired loans were $0.6 million and $1.4 million for the three and nine months ended September 30, 2006. Included in the $12.6 million and $8.8 million of average impaired loans for the three and nine months ended September 30, 2007 were $5.5 million and $3.7 million of consumer and residential mortgage loans, respectively.
10. Servicing Rights
As of September 30, 2007, the Corporation serviced $184.3 million of mortgage loans for other parties. The carrying value and aggregate estimated fair value of mortgage servicing rights (“MSR”) at September 30, 2007 was $0.7 million and $1.9 million, respectively, compared to a carrying value and estimated fair value of $0.8 million and $2.1 million, respectively, at December 31, 2006.
In conjunction with the Corporation’s acquisition of GBC and its primary banking subsidiary, Gwinnett Bank, on November 1, 2006, the Corporation capitalized $1.2 million in servicing rights on Small Business Administration (“SBA”) loans originated, sold, and serviced by Gwinnett Bank. Effective March 1, 2007, Gwinnett Bank was merged with and into the Bank. The Corporation continues to finalize the valuations of certain assets, including the SBA loan servicing rights. During the three months ended March 31, 2007, the servicing rights valuation was refined, resulting in a downward adjustment of $0.2 million. Amortization expense included for the nine months ended September 30, 2007, was $0.1 million. As of September 30, 2007, the Corporation serviced $37.1 million of SBA loans for other parties, and the carrying value and estimated fair value of the SBA loan servicing rights (“SSR”) was $0.8 million and $0.9 million, respectively.
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

The following is an analysis of capitalized servicing rights included in other assets in the consolidated balance sheets:

	2007		2006
(In thousands)	MSR	SSR	MSR	SSR

Beginning Balance	$756	$1,137	$1,133	$—
Servicing rights capitalized	—	13	—	—
Purchase accounting adjustment	—	(238)	—	—
Amortization expense	(41)	(40)	(101)	—

Balance, March 31	$715	$872	$1,032	$—
Servicing rights capitalized	—	8	—	—
Amortization expense	(41)	(51)	(100)	—

Balance, June 30	$674	$829	$932	$—
Servicing rights capitalized	—	52	—	—
Amortization expense	(41)	(50)	(95)	—

Balance, September 30	$633	$831	$837	$—

Assumptions used to value the MSR included an average conditional prepayment rate (“CPR”) of 15.1 percent, an average discount rate of 12.2 percent, and a weighted-average life of 3.5 years. An increase in the prepayment rates of 10 percent and 20 percent may result in a decline in fair value of $73,000 and $140,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $48,000 and $93,000, respectively. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which may magnify or counteract the sensitivities.
Assumptions used to value the SSR included a CPR of 12.0 percent, a discount rate of 11.0 percent, and a weighted-average life of 4.6 years. An increase in the prepayment rates of 10 percent and 20 percent may result in a decline in fair value of $41,000 and $78,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $25,000 and $49,000, respectively.
The MSR and SSR are expected to be amortized against other noninterest income over a weighted-average period of 3.0 years and 3.0 years, respectively. Expected future amortization expense for these capitalized servicing rights follows:

(In thousands)	MSR	SSR	Total

October 1 - December 31, 2007	$42	$48	$90
2008	135	177	312
2009	111	148	259
2010	92	123	215
2011	74	101	175
2012 and after	179	234	413

Total amortization	$633	$831	$1,464

For the three and nine months ended September 30, 2007, contractual servicing fee revenue was $0.3 million and $1.0 million, respectively, and was included in the mortgage services line item of other noninterest income. Contractual servicing fee revenue recognized for the three and nine months ended September 30, 2006 was $0.3 million and $0.8 million, respectively.

11. Stock-Based Compensation
The Corporation has various stock-based compensation plans under which awards, including stock options and restricted stock, may be granted to employees and non-employee directors. These plans and the related accounting are described on pages 99 to 105 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. Upon consummation of the proposed merger with Fifth Third, all Performance Shares will be settled in cash unless the participants’ agreements expressly provide for the settlement in shares of the Corporation’s common stock or a combination of common stock and cash.
Stock-based compensation costs totaled $0.8 million for the three months ended September 30, 2007, which consisted of $34,000 related to stock options, $661,000 related to service-based nonvested shares, and $118,000 related to performance-based nonvested shares. For the nine months ended September 30, 2007, stock-based compensation costs totaled $2.6 million, which consisted of $116,000 related to stock options, $1.9 million related to service-based nonvested shares, and $563,000 related to performance-based nonvested shares.
Stock-based compensation costs totaled $467,000 for the three months ended September 30, 2006, which consisted of $163,000 related to stock options, $203,000 related to service-based nonvested shares, and $101,000 related to performance-based nonvested shares. For the nine months ended September 30, 2006, stock-based compensation costs totaled $1.5 million, which consisted of $644,000 related to stock options, $577,000 related to service-based nonvested shares, and $315,000 related to performance-based nonvested shares.
The fair value of each stock option award is estimated at the date of grant using a Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Expected volatility	N/A	N/A	22.4	24.8%
Expected dividend yield	N/A	N/A	3.2	3.2
Risk-free interest rate	N/A	N/A	4.8	4.7
Expected term (in years)	N/A	N/A	8.0	8.0

Stock option activity for the nine months ended September 30, 2007, follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at January 1, 2007	1,497,619	$20.57
Granted	71,500	24.46
Exercised	(207,153)	18.87		$1,441,805
Forfeited or expired	(260,588)	25.32

Outstanding at September 30, 2007	1,101,378	$20.01	5.2	$11,185,311

Exercisable at September 30, 2007	1,006,958	$19.63	4.8	$10,616,156

Weighted-average Black-Scholes fair value of options granted during the period		$5.63

Nonvested share activity for the nine months ended September 30, 2007 follows:

	Service-Based		Performance-Based
		Weighted		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1, 2007	215,663	$24.00	52,100	$21.91
Granted	112,685	23.74	54,600	22.70
Vested	(21,333)	5.35	—	—
Forfeited or expired	(23,477)	23.99	(16,533)	22.36

Outstanding at September 30, 2007	283,538	$24.02	90,167	$22.31

As of September 30, 2007, there was approximately $5.4 million of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the 2000 Omnibus Stock Option and Award Plan (“Omnibus Plan”) and the Restricted Stock Award Program. This cost is expected to be recognized over a remaining weighted-average period of 2.0 years. No share-based awards vested during the three months ended September 30, 2007. The total fair value of share-based awards that vested during the nine months ended September 30, 2007, was $126,000.
As of September 30, 2007, there was $1.1 million of total unrecognized compensation cost related to performance-based nonvested share-based compensation arrangements granted under the Omnibus Plan. This cost is expected to be recognized over a remaining weighted-average period of 1.7 years.
12. Other Borrowings
A summary of other borrowings follows:

	September 30, 2007		December 31, 2006
		Weighted-		Weighted-
		Average		Average
		Contractual		Contractual
(In thousands)	Balance	Rate	Balance	Rate

Federal funds purchased and securities sold under agreements to repurchase	$234,568	4.68%	$201,713	4.60%
Commercial paper	21,019	2.26	38,191	2.72
Other short-term borrowings	290,000	5.13	371,000	5.35
Long-term debt	567,745	5.39	487,794	4.79

Total other borrowings	$1,113,332	5.11%	$1,098,698	4.87%

Securities sold under agreements to repurchase represent short-term borrowings by the banking subsidiaries with maturities less than one year collateralized by a portion of the Corporation’s securities of the United States government or its agencies, which have been delivered to a third-party custodian for safekeeping. Securities with an aggregate carrying value of $183.4 million and $214.9 million at September 30, 2007 and December 31, 2006, respectively, were pledged to secure securities sold under agreements to repurchase.
Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the banking subsidiaries. At September 30, 2007, the Bank had federal funds back-up lines of credit totaling $348.0 million with $140.0 million outstanding. At December 31, 2006, the Bank had federal funds backup lines of credit totaling $188.2 million with $41.5 million outstanding.
The Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial clients. Commercial paper outstanding at September 30, 2007 was $21.0 million, compared to $38.2 million at December 31, 2006.

Other short-term borrowings consist of the FHLB borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At September 30, 2007, the Bank had $290.0 million of short-term FHLB borrowings, compared to $371.0 million at December 31, 2006.
Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At September 30, 2007, the Bank had $505.9 million of long-term FHLB borrowings, compared to $425.9 million at December 31, 2006. In addition, the Corporation had $61.9 million of outstanding subordinated debentures at September 30, 2007 and December 31, 2006.
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
The following table is a summary of the Corporation’s outstanding trust preferred securities and Notes as of September 30, 2007.

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

13. Income Taxes
Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions. The Corporation has a liability for unrecognized tax benefits relating to uncertain tax positions and, as a result of adopting FIN 48, we reduced this liability by approximately $29,000 and recognized a cumulative effect adjustment as an increase to retained earnings.
As a result of various tax strategies of the Corporation, the amount of unrecognized tax benefits as of January 1, 2007 was $11.2 million, of which $10.3 million would impact the Corporation’s effective tax rate, if recognized. While it is possible that the unrecognized tax benefit could change significantly during the next year, it is reasonably possible that the Corporation will recognize approximately $0.4 million of unrecognized tax benefits as a result of the expiration of the relevant statute of limitations.
Consistent with prior reporting periods, the Corporation recognizes interest accrued in connection with unrecognized tax benefits, net of related tax benefits, and penalties in income tax expense in the consolidated statements of income. As of January 1, 2007, the date the Corporation adopted FIN 48, the

Corporation had accrued approximately $0.8 million for the payment of interest and penalties. As of September 30, 2007, the Corporation had accrued approximately $0.8 million for the payment of interest and penalties.
The Corporation is under examination by the North Carolina Department of Revenue (the “DOR”) for tax years 1999 through 2005 and is subject to examination for subsequent tax years. As a result of the examination, the DOR issued a proposed tax assessment, including an estimate for accrued interest, of $3.7 million for tax years 1999 and 2000. The Corporation is currently appealing the proposed assessment. The Corporation estimates that the maximum tax liability that may be asserted by the DOR for tax years 1999 through 2006 is approximately $14.4 million in excess of amounts reserved, net of federal tax benefit. The Corporation would disagree with such potential liability, if assessed, and would intend to continue to defend its position. The Corporation believes its current tax reserves are adequate.
There can be no assurance regarding the ultimate outcome of this matter, the timing of its resolution or the eventual loss or penalties that may result from it, which may be more or less than the amounts reserved by the Corporation.
The Corporation is also under examination by the Internal Revenue Service for the 2004 tax year. The examination is of a routine nature and is not the result of any prior tax position taken by the Corporation. The Corporation’s tax years prior to 2004 are no longer subject to examination by the Internal Revenue Service.
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
As a result of this legislation, during the third quarter of 2007, the Corporation recorded $1.0 million, net of reserve, of additional income tax expense as it eliminated the dividend received deduction previously recorded during 2007. This increased the Corporation’s effective tax rate for 2007, and it is expected to increase the effective tax rate for future periods. Additionally, tax expense was reduced by $0.4 million as a result of the expiration of the relevant Federal statute of limitations. The net impact of these two events was a $0.6 million increase to income tax expense for the three and nine months ended September 30, 2007.
14. Commitments, Contingencies, and Off-Balance-Sheet Risk
Commitments and Off-Balance-Sheet Risk. The Corporation is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at September 30, 2007, of standby letters of credit issued or modified during the three and nine months ended September 30, 2007 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.

The Corporation’s maximum exposure is as follows:

	Less than				Timing not
(In thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	determinable	Total

Loan commitments	$708,125	$99,092	$27,944	$108,818	$—	$943,979
Lines of credit	30,522	1,371	3,127	456,025	—	491,045
Standby letters of credit	21,492	4,139	—	—	—	25,631
Anticipated tax settlements	—	—	—	—	10,162	10,162

Total commitments	$760,139	$104,602	$31,071	$564,843	$10,162	$1,470,817

Contingencies. The Corporation is under examination by the North Carolina Department of Revenue for tax years 1999 through 2005 and is subject to examination for the subsequent tax year. Additional information regarding the examination is included in Note 13.
The Corporation and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity, or financial position of the Corporation or the Bank.
15. Regulatory Restrictions and Capital Ratios
The Corporation and the Bank are subject to various regulatory capital requirements administered by bank and bank holding company regulatory agencies (“regulators”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial position and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of September 30, 2007, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
The Corporation’s and the Bank’s various regulators have issued regulatory capital requirements for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At September 30, 2007, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks. In the judgment of management, there have been no events or conditions since September 30, 2007, which would change the “well capitalized” status of the Corporation or the Bank.

The Corporation’s and the Bank’s actual capital amounts and ratios follow:

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2007:
Leverage
First Charter Corporation	$437,813	9.17%	$190,977	4.00%	None	None
First Charter Bank	417,636	8.75	190,829	4.00	$238,536	5.00%

Tier I Capital
First Charter Corporation	$437,813	11.02%	$158,953	4.00%	None	None
First Charter Bank	417,636	10.52	158,803	4.00	$238,205	6.00%

Total Risk-Based Capital
First Charter Corporation	$481,017	12.10%	$317,905	8.00%	None	None
First Charter Bank	460,653	11.60	317,607	8.00	$397,008	10.00%

At December 31, 2006:
Leverage
First Charter Corporation	$428,135	9.32%	$183,678	4.00%	None	None
First Charter Bank	362,970	8.36	173,591	4.00	$216,988	5.00%

Tier I Capital
First Charter Corporation	$428,135	10.53%	$162,614	4.00%	None	None
First Charter Bank	362,970	9.99	145,275	4.00	$217,913	6.00%

Total Risk-Based Capital
First Charter Corporation	$463,273	11.40%	$325,228	8.00%	None	None
First Charter Bank	393,664	10.84	290,550	8.00	$363,188	10.00%
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
The Corporation from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve was $1.0 million at September 30, 2007.
Under current Federal Reserve regulations, a bank subsidiary is limited in the amount it may loan to its parent company and nonbank subsidiaries. Loans to a single affiliate may not exceed 10 percent and loans to all affiliates may not exceed 20 percent of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan losses. Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized. As of September 30, 2007, the Bank did not have any loans to nonbank affiliates.
The primary source of funds available to the Corporation is the payment of dividends from the Bank. Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations. As of September 30, 2007, the Corporation and Bank were in compliance with these limitations.

16. Business Segment Information
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

Information regarding the separate results of operations and assets for the Bank and Other for the three months ended September 30, 2007 and 2006 follows:

	Three Months Ended
	September 30, 2007
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$78,717	$10	$—	$78,727
Interest expense	40,146	1,350	—	41,496

Net interest income (expense)	38,571	(1,340)	—	37,231
Provision for loan losses	3,311	—	—	3,311
Noninterest income	18,394	33	—	18,427
Noninterest expense	35,441	115	—	35,556

Income (loss) from continuing operations before income tax expense	18,213	(1,422)	—	16,791
Income tax expense (benefit)	6,241	(517)	—	5,724

Net income (loss)	$11,972	$(905)	$—	$11,067

Average loans	$3,524,044	$—	$—	$3,524,044
Average assets	4,832,578	547,927	(534,106)	4,846,399
Total assets	4,821,497	544,055	(525,859)	4,839,693

	Three Months Ended
	September 30, 2006
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$66,868	$217	$—	$67,085
Interest expense	32,872	1,255	—	34,127

Net interest income (expense)	33,996	(1,038)	—	32,958
Provision for loan losses	1,405	—	—	1,405
Noninterest income	13,735	3,272	—	17,007
Noninterest expense	29,607	48	—	29,655

Income from continuing operations before income tax expense	16,719	2,186	—	18,905
Income tax expense	5,479	744	—	6,223

Income from continuing operations, net of tax	11,240	1,442	—	12,682
Discontinued operations:
Income from discontinued operations	—	—	—	—
Income tax expense	—	—	—	—

Income from discontinued operations, net of tax	—	—	—	—

Net income	$11,240	$1,442	$—	$12,682

Average loans	$3,079,078	$—	$—	$3,079,078
Average assets of continuing operations	4,310,653	427,707	(404,487)	4,333,873
Average assets of discontinued operations	2,397	—	—	2,397
Total assets of continuing operations	4,358,272	432,334	(410,608)	4,379,998
Total assets of discontinued operations	2,509	—	—	2,509

Information regarding the separate results of operations and assets for the Bank and Other for the nine months ended September 30, 2007 and 2006 follows:

	Nine Months Ended
	September 30, 2007
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$234,129	$103	$—	$234,232
Interest expense	118,888	3,834	—	122,722

Net interest income (expense)	115,241	(3,731)	—	111,510
Provision for loan losses	13,801	—	—	13,801
Noninterest income	57,961	173	—	58,134
Noninterest expense	106,102	581	—	106,683

Income (loss) from continuing operations before income tax expense	53,299	(4,139)	—	49,160
Income tax expense (benefit)	18,233	(1,446)	—	16,787

Net income (loss)	$35,066	$(2,693)	$—	$32,373

Average loans	$3,529,926	$—	$—	$3,529,926
Average assets	4,849,940	542,112	(528,069)	4,863,983
Total assets	4,821,497	544,055	(525,859)	4,839,693

	Nine Months Ended
	September 30, 2006
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$190,148	$325	$—	$190,473
Interest expense	89,283	3,495	—	92,778

Net interest income (expense)	100,865	(3,170)	—	97,695
Provision for loan losses	3,804	—	—	3,804
Noninterest income	46,939	3,351	—	50,290
Noninterest expense	90,933	151	—	91,084

Income from continuing operations before income tax expense	53,067	30	—	53,097
Income tax expense	17,827	10	—	17,837

Income from continuing operations, net of tax	35,240	20	—	35,260
Discontinued operations:
Income from discontinued operations	198	—	—	198
Income tax expense	78	—	—	78

Income from discontinued operations, net of tax	120	—	—	120

Net income	$35,360	$20	$—	$35,380

Average loans	$3,019,088	$—	$—	$3,019,088
Average assets of continuing operations	4,249,318	421,238	(401,700)	4,268,856
Average assets of discontinued operations	2,473	—	—	2,473
Total assets of continuing operations	4,358,272	432,334	(410,608)	4,379,998
Total assets of discontinued operations	2,509	—	—	2,509

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
Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements, and which may be beyond the Corporation’s control, include, among others, the following possibilities: (i) projected results in connection with management’s implementation of, or changes in, the Corporation’s business plan and strategic initiatives, including the Corporation’s various balance sheet initiatives; (ii) competitive pressure among financial services companies increases significantly; (iii) costs or difficulties related to the integration of acquisitions, including deposit attrition, customer retention and revenue loss, or expenses in general are greater than expected; (iv) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (v) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected, including the Penland loans described herein; (vi) changes in the interest rate environment, or interest rate policies of the Board of Governors of the Federal Reserve System, may reduce interest margins and affect funding sources; (vii) changes in market rates and prices may adversely affect the value of financial products; (viii) legislation or regulatory requirements or changes thereto, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (ix) regulatory compliance cost increases are greater than expected; (x) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation; (xi) the Corporation’s competitors may have greater financial resources and may develop products that enable them to compete more successfully in the markets in which the Corporation operates; (xii) changes in the securities markets, including changes in interest rates, may adversely affect the Corporation’s ability to raise capital from time to time; (xiii) the material weaknesses in the Corporation’s internal control over financial reporting result in subsequent adjustments to management’s projected results; (xiv) implementation of management’s plans to remediate the material weaknesses takes longer than expected and causes the Corporation to incur costs that are greater than expected and (xv) costs and difficulties related to the consummation of the proposed merger with Fifth Third may be greater than expected and the consummation remains subject to the satisfaction of various required conditions that may be delayed or may not be satisfied at all.
Overview
First Charter Corporation (NASDAQ: FCTR) (hereinafter referred to as “First Charter,” the “Corporation,” or the “Registrant”), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.8 billion and is the holding company for First Charter Bank (the “Bank”). As of September 30, 2007, First Charter operated 60 financial centers, four insurance offices, and 137 ATMs throughout North Carolina and Georgia, and also operated loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, and mortgages. The results of operations of the Bank constitute the substantial majority of the consolidated net income, revenue, and assets of the Corporation.
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
Proposed Merger with Fifth Third
On August 15, 2007, the Corporation and Fifth Third Bancorp entered into an Agreement and Plan of Merger, as amended by the Amended and Restated Plan of Merger, dated September 14, 2007 by and among the Corporation, Fifth Third, and Fifth Third Financial. Under the terms of the Merger Agreement, First Charter will be merged with and into Fifth Third Financial. The Merger Agreement has been approved by the Board of Directors of First Charter and Fifth Third, and is subject to customary closing conditions, including regulatory approval and First Charter shareholder approval. Closing is expected to occur in the first quarter of 2008.
Pursuant to the Merger Agreement, at the effective time of the merger, each common share of the Corporation issued and outstanding immediately prior to the effective time (other than common shares held directly or indirectly by First Charter or Fifth Third) will be converted, at the election of the owner of the common share, into either $31.00 cash or shares of Fifth Third common stock with a value of $31.00 per share or both. Under the terms of the Merger Agreement, approximately 30 percent of First Charter shares will be converted to cash and approximately 70 percent will be converted to Fifth Third common stock.
The Merger Agreement contains customary representations and warranties between First Charter and Fifth Third. The Merger Agreement also contains customary covenants and agreements, including (a) covenants related to the conduct of First Charter’s business between the date of the signing of the Merger Agreement and the closing of the merger, (b) covenants prohibiting solicitation of competing merger proposals, and (c) agreements regarding efforts of the parties to cause the Merger Agreement to be completed.
The Merger Agreement contains certain termination rights and provides that, upon or following the termination of the Merger Agreement, under specified circumstances involving a competing merger transaction, First Charter may be required to pay Fifth Third a termination fee of $32.5 million.
In connection with the proposed merger with Fifth Third, the Corporation has incurred expenses of approximately $0.7 million of merger related costs for the three months ended September 30, 2007.
The Community-Banking Model
The Bank operates a community-banking model. The community-banking model is focused on delivering a broad array of financial products and solutions to our clients with exceptional service and convenience at a fair price. It emphasizes local market decision-making and management whenever possible. Management believes this model works well against larger competitors that may have less flexibility, as well as local competition that may not have the array of products and services nor the number of convenient locations that the Bank offers and are challenged to provide exceptional customer service. The Bank competes against four of the largest banks in the country, as well as other local banks, savings and loan associations, credit unions, and finance companies.

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
Recent Challenges
During the fourth quarter of 2006, the Corporation closed two significant transactions, the acquisition of GBC and the sale of Southeastern Employee Benefits Services (“SEBS”), its employee benefits administration business. In addition, the Corporation was faced with several new accounting standards. The numerous challenges that these events posed for the Corporation were compounded by a key vacancy in the leadership of its accounting area and turnover within other key finance positions, and exposed certain material weaknesses in the Corporation’s internal control over financial reporting. Management remediation plan to address these material weaknesses (the “Remediation Plan”) is in process. See Item 4. Controls and Procedures.
For additional information with respect to the material weaknesses in the Corporation’s internal controls, and the Remediation Plan, refer to First Charter’s Annual Report on Form 10-K for the year ended December 31, 2006.
During the second quarter of 2007, the North Carolina Attorney General obtained a court order to appoint a receiver to take control of the Village of Penland and related development projects (“Penland”) located in western North Carolina. The Attorney General’s complaint alleges that various defendants, including real estate development companies, individuals, and an appraiser engaged in deceptive practices to induce consumers to obtain loans to purchase lots in Penland in the Spruce Pine, North Carolina area. These lots were allegedly priced based upon inflated appraisals. Several financial institutions, including First Charter, made loans in connection with these residential developments.
As of September 30, 2007, the Corporation had an aggregate outstanding balance of $8.9 million to individual lot purchasers related to Penland, net of $5.2 million charged off during the third quarter of 2007. Based on management’s assessment of probable incurred losses associated with the Penland loan portfolio, the Corporation recorded an allowance for loan losses of $4.0 million as of September 30, 2007. Additionally, based on management’s assessment of the individual borrowers, $4.5 million of the Penland loans were placed on nonaccrual status as of September 30, 2007 and all of the previously recognized interest income related to these nonaccrual loans was reversed.
Financial Summary
The Corporation’s third quarter 2007 net income was $11.1 million, a 12.7 percent decrease, compared to $12.7 million for the third quarter of 2006. On a per share basis, net income was $0.32 per diluted share, compared to $0.40 per diluted share for the third quarter of 2006.

Total revenue on a tax-equivalent basis increased 11.4 percent to $56.3 million, compared to $50.5 million in the third quarter of 2006. Return on average tangible equity was 12.24 percent and return on average assets was 0.91 percent, compared to 15.98 percent and 1.16 percent, respectively, a year ago.
The financial results for 2007 include the financial performance and the effect of additional outstanding shares from the acquisition of GBC Bancorp, Inc., compared with two months of results in the 2006 fourth quarter and no impact for the nine months ended September 30, 2006.
For the nine months ended September 30, 2007 net income was $32.4 million, an 8.5 percent decrease, compared to $35.4 million from the same period a year ago. On a per share basis, net income was $0.93 per diluted share for the nine months ended September 30, 2007, compared to $1.13 per diluted share for the nine months ended September 30, 2006.

The table below presents the Corporation’s selected financial data by quarter:
Table One
Selected Financial Data by Quarter

	Three Months Ended
	September 30	June 30	March 31	December 31	September 30
(Dollars in thousands, except share and per share amounts)	2007	2007	2007	2006	2006

Income statement
Interest income	$78,727	$78,291	$77,214	$74,456	$67,085
Interest expense	41,496	40,747	40,479	38,441	34,127

Net interest income	37,231	37,544	36,735	36,015	32,958
Provision for loan losses	3,311	9,124	1,366	1,486	1,405
Noninterest income	18,427	20,141	19,566	17,388	17,007
Noninterest expense	35,556	35,207	35,920	33,853	29,655

Income from continuing operations before income tax expense	16,791	13,354	19,015	18,064	18,905
Income tax expense	5,724	4,404	6,659	5,962	6,223

Income from continuing operations, net of tax	11,067	8,950	12,356	12,102	12,682
Discontinued operations:
Loss from discontinued operations	—	—	—	(162)	—
Gain on sale	—	—	—	962	—
Income tax expense	—	—	—	887	—

Loss from discontinued operations, net of tax	—	—	—	(87)	—

Net income	$11,067	$8,950	$12,356	$12,015	$12,682

Per common share
Basic earnings per share
Income from continuing operations, net of tax	$0.32	$0.26	$0.36	$0.36	$0.41
Net income	0.32	0.26	0.36	0.36	0.41
Diluted earnings per share
Income from continuing operations, net of tax	0.32	0.26	0.35	0.36	0.40
Net income	0.32	0.26	0.35	0.36	0.40
Average shares
Basic	34,423,296	34,697,944	34,770,106	33,268,542	31,056,059
Diluted	34,795,515	34,986,662	35,084,640	33,583,617	31,426,563
Dividends declared	0.195	0.195	0.195	0.195	0.195
Period-end book value	13.16	12.85	12.97	12.81	11.20

Performance ratios
Return on average equity (1)	9.72%	7.86%	11.09%	11.69%	14.76%
Return on average assets (1)	0.91	0.74	1.03	1.02	1.16
Net yield on earning assets (1)	3.39	3.42	3.38	3.40	3.33
Average portfolio loans to average deposits	109.37	109.50	107.98	105.88	103.37
Average equity to average assets	9.33	9.37	9.28	8.75	7.86
Efficiency ratio (2)	63.2	60.4	63.1	62.6	52.6

Selected period-end balances
Portfolio loans, net	$3,434,389	$3,509,047	$3,494,015	$3,450,087	$3,061,864
Loans held for sale	10,362	11,471	13,691	12,292	10,923
Allowance for loan losses	43,017	44,790	35,854	34,966	29,919
Securities available for sale	907,608	898,528	897,762	906,415	899,120
Assets	4,839,693	4,916,721	4,884,495	4,856,717	4,382,507
Deposits	3,208,026	3,230,346	3,321,366	3,248,128	2,954,854
Other borrowings	1,113,332	1,176,758	1,044,229	1,098,698	1,031,798
Total liabilities	4,382,205	4,470,893	4,429,123	4,409,355	4,033,069
Shareholders’ equity	457,488	445,828	455,372	447,362	349,438
Selected average balances
Portfolio loans	3,514,699	3,532,713	3,510,437	3,336,563	3,070,286
Loans held for sale	9,345	11,127	11,431	10,757	8,792
Securities available for sale, at cost	914,569	914,606	926,970	924,773	923,293
Earning assets	4,445,923	4,467,031	4,463,161	4,284,735	4,013,745
Assets	4,846,399	4,874,742	4,871,083	4,664,431	4,336,270
Deposits	3,213,507	3,226,308	3,251,137	3,151,120	2,970,047
Other borrowings	1,124,021	1,131,599	1,113,191	1,054,550	984,504
Shareholders’ equity	451,946	456,634	451,835	407,929	340,986

(1)	Annualized.

(2)	Noninterest expense divided by the sum of taxable-equivalent net interest income plus noninterest income less gain (loss) on sale of securities, net. Excludes the results of discontinued operations.

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
As previously disclosed, the Corporation has recorded a provision for loan losses related to Penland. The Corporation continues to evaluate the Penland lot loan portfolio. Subsequent developments related to the Penland lot loans may have a significant impact on the provision for loan losses.
For more information on the Corporation’s critical accounting policies, refer to pages 29 to 31 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
Earnings Performance

Net Interest Income and Margin
Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the three and nine months ended September 30, 2007 and 2006 is presented in Table Two and Table Three. Net interest income on a taxable-equivalent basis is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business, which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income (on a taxable-equivalent basis) for the nine months ended September 30, 2007 and 2006 are analyzed in Table Four and Table Five. Except as noted, the discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.
Net interest income increased to $37.2 million, representing a $4.3 million, or 13.0 percent, increase over the third quarter of 2006. The net interest margin (taxable-equivalent net interest income divided by average earning assets) increased six basis points to 3.39 percent in the third quarter of 2007 from 3.33 percent in the third quarter of 2006. Compared to the second quarter of 2007, net interest income decreased $0.3 million, or 3.5 percent annualized, and the net interest margin declined three basis points from 3.42 percent. The primary driver of the margin pressure on a linked-quarter basis was due to rising costs for interest bearing deposits.
Compared to the third quarter of 2006, earning-asset yields increased 39 basis points to 7.09 percent. This increase was driven by several factors. First, loan yields increased 24 basis points to 7.59 percent. Second, securities yields increased 59 basis points to 5.15 percent. Third, the mix of higher-yielding (loan) assets improved as the Corporation continues to focus on generating higher yielding commercial loans, partially funded by a run-off in its lower-yielding mortgage loan portfolio. Lastly, the percentage of investment securities average balances (which, typically, have lower yields than loans) to total earning-asset average balances, was reduced from 23.0 percent in the third quarter of 2006 to 20.6 percent in the third quarter of 2007.

On the liability side of the balance sheet, the cost of interest-bearing liabilities increased 39 basis points to 4.24 percent, compared to the third quarter of 2006. This increase was comprised of a 40 basis point increase in interest-bearing deposit costs to 3.87 percent, while other borrowing costs increased 31 basis points to 5.14 percent. During 2006, the Federal Reserve raised the rate that banks lend funds to each other (the “Fed Funds rate”) by 100 basis points. In September 2007, the Federal Reserve lowered the Fed Funds rate by 50 basis points. Other borrowings average balances increased from 28.0 percent in the third quarter of 2006 to 29.0 percent of total interest-bearing liabilities average balances in the third quarter of 2007.
For the nine months ended September 30, 2007, net interest income increased to $111.5 million, representing a $13.8 million, or 14.1 percent, increase from the same period in 2006. The net interest margin increased four basis points to 3.40 percent for the nine months ended September 30, 2007, compared to 3.36 percent in the same 2006 period. As discussed previously, the improvements in the margin stemmed from continued disciplined pricing of loans and deposits and a greater concentration of higher-yielding commercial loans relative to total assets.
Compared to the nine months ended September 30, 2006, earning-asset yields increased 58 basis points to 7.08 percent. This increase was driven by two factors. First, loan yields increased 46 basis points to 7.61 percent and securities yields increased 64 basis points to 5.06 percent. Second, as discussed above, the mix of higher-yielding (loan) assets improved as a result of the GBC acquisition and a smaller percentage of lower-yielding mortgage and consumer loans. The percentage of investment securities average balances (which, typically, have lower yields than loans) to total earning-asset average balances, was reduced from 23.3 percent for the nine months ended September 20, 2006 to 20.6 percent for the nine months ended September 30, 2007.
The cost of interest-bearing liabilities increased 63 basis points, compared to the nine months ended September 30, 2006. This was comprised of a 69 basis point increase in interest-bearing deposit costs to 3.84 percent, while other borrowing costs increased 55 basis points to 5.11 percent. During 2006, the Federal Reserve raised the Fed Funds rate by 100 basis points. The Federal Reserve lowered the rate by 50 basis points in September 2007. Also, as a result of deposit growth, the percentage of higher-cost, other borrowings average balances was reduced from 30.2 percent for the nine months ended September 30, 2006 to 28.8 percent of total interest-bearing liabilities average balances for the nine months ended September 30, 2007.
Compared to the second quarter of 2007, earning-asset yields increased one basis point to 7.09, driven by a nine basis point increase in securities yields. The cost of interest bearing liabilities increased five basis points to 4.24 percent. Deposit expense and borrowing costs increased five and four basis points, respectively, causing the increase.
Interest income and yields for earning-asset average balances, interest expense and rates paid on interest-bearing liability average balances, and the net interest margin for the three months ended September 30, 2007 and 2006 follow:

Table Two
Average Balances and Net Interest Income Analysis

	Three Months Ended September 30
	2007			2006
	Daily	Interest	Average	Daily	Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (5)	Balance	Expense	Paid (5)

Assets
Earning assets
Loans and loans held for sale (1) (2) (3) (4)	$3,524,044	$67,454	7.59%	$3,079,078	$56,958	7.35%
Securities — taxable (4)	822,124	10,420	5.03	826,435	9,079	4.36
Securities — tax-exempt	92,446	1,368	5.92	96,858	1,449	5.98
Federal funds sold	2,699	36	5.22	6,711	87	5.14
Interest-bearing bank deposits	4,611	52	4.44	4,663	61	5.18

Total earning assets	4,445,924	$79,330	7.09%	4,013,745	$67,634	6.70%
Cash and due from banks	80,960			75,391
Other assets	319,515			247,134

Total assets	$4,846,399			$4,336,270

Liabilities and shareholders’ equity
Interest-bearing liabilities
Demand deposits	$416,873	$1,374	1.31%	$372,696	$877	0.93%
Money market accounts	622,754	5,647	3.60	599,952	5,048	3.34
Savings deposits	110,378	59	0.21	116,866	63	0.21
Certificates of deposit	1,608,471	19,853	4.90	1,439,204	16,143	4.45
Retail other borrowings	92,082	689	2.97	84,640	413	1.94
Wholesale other borrowings	1,031,939	13,874	5.33	899,864	11,583	5.11

Total interest-bearing liabilities	3,882,497	41,496	4.24%	3,513,222	34,127	3.85%
Noninterest-bearing deposits	455,031			441,329
Other liabilities	56,925			40,733
Shareholders’ equity	451,946			340,986

Total liabilities and shareholders’ equity	$4,846,399			$4,336,270

Net interest spread			2.85%			2.85%
Contribution of noninterest bearing sources			0.54			0.48

Net interest income/ yield on earning assets		$37,834	3.39%		$33,507	3.33%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of $1,140 and $654 for the three months ended September 30, 2007 and 2006, respectively.

(4)
Yields on tax-exempt securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for 2007 and 2006. The adjustments made to convert to a taxable-equivalent basis were $598 and $549 for the three months ended September 30, 2007 and 2006, respectively.

(5)	Annualized.

Interest income and yields for earning-asset average balances, interest expense and rates paid on interest-bearing liability average balances, and the net interest margin for the nine months ended September 30, 2007 and 2006 follow:
Table Three
Average Balances and Net Interest Income Analysis

	Nine Months Ended September 30
	2007			2006
	Daily	Interest	Average	Daily	Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (5)	Balance	Expense	Paid(5)

Assets
Earning assets
Loans and loans held for sale (1) (2) (3) (4)	$3,529,926	$200,936	7.61%	$3,019,088	$161,431	7.15%
Securities — taxable (4)	822,504	30,499	4.96	818,956	25,920	4.23
Securities — tax-exempt	96,166	4,287	5.94	101,418	4,513	5.93
Federal funds sold	5,160	213	5.53	4,328	160	4.94
Interest-bearing bank deposits	4,887	162	4.44	5,116	160	4.18

Total earning assets	4,458,643	$236,097	7.08%	3,948,906	$192,184	6.50%
Cash and due from banks	80,400			83,359
Other assets	324,940			239,064

Total assets	$4,863,983			$4,271,329

Liabilities and shareholders’ equity
Interest-bearing liabilities
Demand deposits	$410,051	$3,598	1.17%	$365,401	$1,970	0.72%
Money market accounts	624,470	16,485	3.53	578,942	13,356	3.08
Savings deposits	112,664	188	0.22	119,352	192	0.22
Certificates of deposit	1,629,682	59,566	4.89	1,358,177	41,518	4.09
Retail other borrowings	92,985	2,126	3.06	118,628	2,190	2.47
Wholesale other borrowings	1,029,991	40,759	5.29	928,723	33,552	4.83

Total interest-bearing liabilities	3,899,843	122,722	4.21%	3,469,223	92,778	3.58%
Noninterest-bearing deposits	453,312			427,429
Other liabilities	57,356			41,315
Shareholders’ equity	453,472			333,362

Total liabilities and shareholders’ equity	$4,863,983			$4,271,329

Net interest spread			2.87%			2.92%
Contribution of noninterest bearing sources			0.53			0.44

Net interest income/ yield on earning assets		$113,375	3.40%		$99,406	3.36%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of $2,999 and $2,100 for the nine months ended September 30, 2007 and 2006, respectively.

(4)
Yields on tax-exempt securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for 2007 and 2006. The adjustments made to convert to a taxable-equivalent basis were $1,860 and $1,711 for the nine months ended September 30, 2007 and 2006, respectively.

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
Table Four
Volume and Rate Variance Analysis

	Three Months Ended
	September 30
	2007 vs 2006
	Due to Change in		Net
(In thousands)	Volume	Rate	Change

Increase (decrease) in tax-equivalent interest income
Loans and loans held for sale (1)	$8,462	$2,034	$10,496
Securities — taxable (1)	(48)	1,389	1,341
Securities — tax-exempt	(66)	(15)	(81)
Federal funds sold	(53)	2	(51)
Interest-bearing bank deposits	(1)	(8)	(9)

Total	$8,294	$3,402	$11,696

Increase (decrease) in interest expense
Deposits:
Demand	$113	$384	$497
Money market	197	402	599
Savings	(3)	(1)	(4)
Certificates of deposit	2,001	1,709	3,710
Retail other borrowings	39	237	276
Wholesale other borrowings	1,758	533	2,291

Total	$4,105	$3,264	$7,369

Increase in tax-equivalent net interest income			$4,327

(1)	Income on tax-exempt securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

Changes in net interest income for the nine months ended September 30, 2007 and 2006 are as follows:
Table Five
Volume and Rate Variance Analysis

	Nine Months Ended
	September 30
	2007 vs 2006
	Due to Change in		Net
(In thousands)	Volume	Rate	Change

Increase (decrease) in tax-equivalent interest income
Loans and loans held for sale (1)	$28,592	$10,913	$39,505
Securities — taxable (1)	113	4,466	4,579
Securities — tax-exempt	(234)	8	(226)
Federal funds sold	33	20	53
Interest-bearing bank deposits	(8)	10	2

Total	$28,496	$15,417	$43,913

Increase (decrease) in interest expense
Deposits:
Demand	$265	$1,363	$1,628
Money market	1,104	2,025	3,129
Savings	(11)	7	(4)
Certificates of deposit	9,120	8,928	18,048
Retail other borrowings	(527)	463	(64)
Wholesale other borrowings	3,845	3,362	7,207

Total	$13,796	$16,148	$29,944

Increase in tax-equivalent net interest income			$13,969

(1)	Income on tax-exempt securities and loans are stated on a taxable-equivalent basis. Refer to Table Three for further details.
Noninterest Income
The major components of noninterest income are derived from service charges on deposit accounts, ATM, debit, and merchant fees, and mortgage, brokerage, insurance, and wealth management revenue. In addition, the Corporation realizes gains and losses on securities, equity investments, Small Business Administration loan sales, bank-owned property sales, and income from its BOLI policies.
Historical noninterest income and expense amounts have been restated to reflect the effect of reporting the previously announced sale of Southeastern Employee Benefits Services (SEBS) in the fourth quarter of 2006 as discontinued operations and to reflect the implementation of SAB 108 at year-end 2006.

Details of noninterest income follow for the three months ended September 30, 2007 and 2006:
Table Six
Noninterest Income

	Three Months Ended
	September 30		Increase / (Decrease)
(In thousands)	2007	2006	Amount	Percent

Service charges on deposits	$7,754	$7,353	$401	5.5%
ATM, debit, and merchant fees	2,580	2,182	398	18.2
Wealth management	925	729	196	26.9
Equity method investment gains, net	—	3,415	(3,415)	(100.0)
Mortgage services	859	784	75	9.6
Gain on sale of Small Business Administration loans	426	—	426	—
Gain on sale of deposits and loans	—	2,825	(2,825)	(100.0)
Brokerage services	1,044	847	197	23.3
Insurance services	3,048	2,974	74	2.5
Bank owned life insurance	1,160	722	438	60.7
Property sale gains, net	59	408	(349)	(85.5)
Securities losses, net	(48)	(5,860)	5,812	(99.2)
Other	620	628	(8)	(1.3)

Noninterest income from continuing operations	18,427	17,007	1,420	8.3
Noninterest income from discontinued operations	—	759	(759)	(100.0)

Total noninterest income	$18,427	$17,766	$661	3.7%

Selected items included in noninterest income for the three months ended September 30, 2007 and 2006 follow. These items are considered non-core to the Corporation’s operations.
Table Seven
Selected Items Included in Noninterest Income

	Three Months Ended
	September 30
(In thousands)	2007	2006

Securities losses, net	$(48)	$(5,860)
Equity method investment gains, net	—	3,415
Gain on sale of deposits and loans	—	2,825
Property sale gains, net	59	408

Noninterest income from continuing operations for the third quarter of 2007 was $18.4 million, an increase of $1.4 million, or 8.3 percent, from $17.0 million in the third quarter of 2006. The primary factors for this increase include the following:
•	Revenue from deposit service charges was $0.4 million higher, principally reflecting a larger number of checking accounts.

•	ATM, debit, and merchant card revenue was $0.4 million higher, reflecting both a larger number of accounts and transactions.

•	Wealth management revenue was $0.2 million higher, primarily due to larger account balances being managed.

•
Equity method investment gains were $3.4 million higher in the 2006 third quarter. The returns on the equity method investments vary from period to period and income is recorded when earned. In the third quarter of 2006, First Charter recognized $3.4 million in SBIC/Venture Capital versus none in the same period of 2007.

•
Although the Corporation originated SBA loans prior to the GBC acquisition, the Corporation retained these loans. The Corporation now sells certain of these loans. Gains on SBA loan sales were $0.4 million in the 2007 third quarter, compared to no sales in the same 2006 period.

•
The sale of two financial centers in the third quarter of 2006 generated gains of $2.8 million attributable to the sale of loans and deposits. There were no similar gains recognized during the third quarter of 2007.

•	Brokerage services revenue was $0.2 million higher in 2007 due to increased production from the addition of several financial consultants in the latter half of 2006.

•
The restructuring of $21.5 million of Bank Owned Life Insurance (BOLI) in mid-2006, the purchase of $10.0 million in new coverage, and the addition of $5.9 million of BOLI from GBC led to the $0.4 million increase in revenue during the three months ended September 30, 2007.

•
Property sale gains decreased $0.3 million from the third quarter of 2006. The previously mentioned sale of two financial centers resulted in property sale gains of $0.4 million during the third quarter of 2006.

•
The Corporation recognized losses of $5.9 million on the sale of lower-yielding securities during the third quarter of 2006. During the three months ended September 30, 2007, the Corporation recognized $48,000 of other-than-temporary impairment losses related to certain equity securities.

Details of noninterest income follow for the nine months ended September 30, 2007 and 2006:
Table Eight
Noninterest Income

	Nine Months Ended
	September 30		Increase / (Decrease)
(In thousands)	2007	2006	Amount	Percent

Service charges on deposits	$23,086	$21,520	$1,566	7.3%
ATM, debit, and merchant fees	7,660	6,197	1,463	23.6
Wealth management	2,585	2,122	463	21.8
Equity method investment gains, net	1,805	3,971	(2,166)	(54.5)
Mortgage services	2,816	2,119	697	32.9
Gain on sale of Small Business Administration loans	935	—	935	—
Gain on sale of deposits and loans	—	2,825	(2,825)	(100.0)
Brokerage services	3,132	2,250	882	39.2
Insurance services	10,104	10,206	(102)	(1.0)
Bank owned life insurance	3,461	2,399	1,062	44.3
Property sale gains, net	274	596	(322)	(54.0)
Securities losses, net	(59)	(5,828)	5,769	(99.0)
Other	2,335	1,913	422	22.1

Noninterest income from continuing operations	58,134	50,290	7,844	15.6
Noninterest income from discontinued operations	—	2,568	(2,568)	(100.0)

Total noninterest income	$58,134	$52,858	$5,276	10.0%

Selected items included in noninterest income for the nine months ended September 30, 2007 and 2006 follow. These items are considered non-core to the Corporation’s operations.
Table Nine
Selected Items Included in Noninterest Income

	Nine Months Ended
	September 30
(In thousands)	2007	2006

Securities losses, net	$(59)	$(5,828)
Equity method investment gains, net	1,805	3,971
Gain on sale of deposits and loans	—	2,825
Property sale gains, net	274	596
Gains related to reinsurance arrangement	301	99

Noninterest income from continuing operations increased $7.8 million, or 15.6 percent, to $58.1 million for the nine months ended September 30, 2007 compared to the same period in 2006. The primary factors for this increase include the following:
•	Revenue from deposit service charges increased $1.6 million, principally reflecting a larger number of checking accounts.

•	ATM, debit and merchant card services revenue was $1.5 million higher due to both a larger number of accounts and transactions.

•	Mortgage services revenue increased $0.7 million due to increased originations and sales.

•
Although the Corporation originated SBA loans prior to the GBC acquisition, the Corporation retained these loans. The Corporation now sells certain of these loans. Gains on SBA loan sales were $0.9 million in the nine months ended September 30, 2007, compared to no sales in the same 2006 period.

•	Brokerage service revenue increased $0.9 million due to increased production from the addition of several financial consultants in the latter half of 2006.

•	The previously mentioned restructuring of bank owned life insurance led to an increase of $1.1 million in revenue between the periods.

•
The Corporation recognized losses of $5.9 million on the sale of lower-yielding securities during the third quarter of 2006 which is attributed to the decrease in security losses of $5.8 million. During the nine months ended September 30, 2007, the Corporation recognized $48,000 of other-than-temporary impairment losses related to certain equity securities.

•
These revenue increases and gains were partially offset by $0.1 million lower insurance services revenue, primarily due to less contingency income recognized in the first nine months of 2007, compared with the first nine months of 2006.

•
Equity method investment gains were $2.2 million lower in the nine months ended September 30, 2007, versus the same period of 2006. The returns on the equity method investments vary from period to period and income is recorded when earned.

•	The sale of two financial centers in the third quarter of 2006 generated gains of $2.8 million attributable to the sale of loans and deposits. There were no similar gains recognized during the nine months ended September 30, 2007.

•
Property sale gains decreased $0.3 million from the third quarter of 2006. The previously mentioned sale of two financial centers resulted in property sale gains of $0.4 million during the third quarter of 2006.

Noninterest Expense
Details of noninterest expense for the three months ended September 30, 2007 and 2006 follow:
Table Ten
Noninterest Expense

	Three Months Ended
	September 30		Increase / (Decrease)
(In thousands)	2007	2006	Amount	Percent

Salaries and employee benefits	$20,409	$16,066	$4,343	27.0%
Occupancy and equipment	4,801	4,217	584	13.8
Data processing	1,690	1,469	221	15.0
Marketing	846	1,255	(409)	(32.6)
Postage and supplies	1,014	1,179	(165)	(14.0)
Professional services	3,489	2,440	1,049	43.0
Telecommunications	549	556	(7)	(1.3)
Amortization of intangibles	288	115	173	150.4
Foreclosed properties	122	21	101	481.0
Other	2,348	2,337	11	0.5

Noninterest expense from continuing operations	35,556	29,655	5,901	19.9
Noninterest expense from discontinued operations	—	759	(759)	(100.0)

Total noninterest expense	$35,556	$30,414	$5,142	16.9%

Full-time equivalent employees at September 30	1,113	1,092	21	1.9%

Efficiency ratio (1)	63.2%	52.6%	10.6%	20.2%

(1)	Noninterest expense divided by the sum of taxable-equivalent net interest income plus noninterest income less securities gains (losses), net. Excludes the results of discontinued operations.
Selected items included in noninterest expense for the three months ended September 30, 2007 and 2006 follow:
Table Eleven
Selected Items Included in Noninterest Expense

	Three Months Ended
	September 30
(In thousands)	2007	2006

Separation agreements	$—	$342
Merger-related costs	696	—

Noninterest expense from continuing operations for the 2007 third quarter was $35.6 million, a $5.9 million increase, compared to the third quarter of 2006. Of this increase, $4.3 million was attributable to salaries and employee benefits expense. Salaries and benefits expense increased in 2007 compared to 2006 primarily due to higher salaries and wages which were driven by an increased number of full-time equivalent employees as a result of the GBC acquisition, higher medical insurance costs and increased equity-based compensation. Professional fees increased $1.0 million primarily related to remediation efforts in connection with the Corporation’s internal control weaknesses as well as $0.6 million of additional professional expenses associated with the Fifth Third Merger. Occupancy and equipment expense increased $0.6 million primarily as a result of the GBC acquisition. These increases were partially offset by a $0.4 million and $0.2 million decreases in marketing and postage and supplies expenses, respectively. In 2006, there were increased marketing efforts in the Raleigh market entry that have declined as the Corporation has established a presence in the area.

Details of noninterest expense for the nine months ended September 30, 2007 and 2006 follow:
Table Twelve
Noninterest Expense

	Nine Months Ended
	September 30		Increase / (Decrease)
(In thousands)	2007	2006	Amount	Percent

Salaries and employee benefits	$59,572	$49,609	$9,963	20.1%
Occupancy and equipment	14,172	13,748	424	3.1
Data processing	4,972	4,327	645	14.9
Marketing	3,252	3,739	(487)	(13.0)
Postage and supplies	3,350	3,643	(293)	(8.0)
Professional services	10,256	6,601	3,655	55.4
Telecommunications	1,739	1,632	107	6.6
Amortization of intangibles	825	324	501	154.6
Foreclosed properties	501	493	8	1.6
Other	8,044	6,968	1,076	15.4

Noninterest expense from continuing operations	106,683	91,084	15,599	17.1
Noninterest expense from discontinued operations	—	2,370	(2,370)	(100.0)

Total noninterest expense	$106,683	$93,454	$13,229	14.2%

Full-time equivalent employees at September 30	1,113	1,092	21	1.9%

Efficiency ratio(1)	62.2%	58.6%	3.6%	6.1%

(1)	Noninterest expense divided by the sum of taxable-equivalent net interest income plus noninterest income less securities gains (losses), net. Excludes the results of discontinued operations.
Selected items included in noninterest expense for the nine months ended September 30, 2007 and 2006 follow:
Table Thirteen
Selected Items Included in Noninterest Expense

	Nine Months Ended
	September 30
(In thousands)	2007	2006

Separation agreements	$241	$447
GBC related executive retirement expense	245	—
Reduction of incentive compensation	(518)	—
Merger-related costs	933	—
Noninterest expense from continuing operations for the first nine months of 2007 was $106.7 million, a $15.6 million increase over the same period of 2006. Of this increase, $10.0 million was attributable to salaries and employee benefits expense. Salaries and benefits expense increased in 2007 compared to 2006 primarily due to higher salaries and wages which were driven by an increased number of full-time equivalent employees as a result of the GBC acquisition, as well as normal salary increases, higher medical insurance costs, and offset partially by lower incentive compensation due to a reduction in earnings. Additionally, salaries and employee benefits expense included merger-related costs of $0.5 million, representing severance and other compensation-related bonuses for certain employees to remain with Gwinnett Bank for a period of transition following the acquisition as well as executive retirement expenses related to Gwinnett Bank. Professional Fees increased $3.7 million primarily related to remediation efforts in connection with the Corporation’s internal control weaknesses, additional costs related to the Corporation’s delayed filing of Form 10-K for the year-ended December 31, 2006, costs associated with the previously disclosed first quarter 2007 audit committee inquiry and $0.6 million of Fifth Third Merger related costs. Data processing expense increased $0.6 million on a year-over-year basis for the first nine months of 2007 due to increased transaction volume. Other noninterest expense increased $1.1 million between compared periods, principally consisting of increases in insurance, franchise tax, travel and other miscellaneous operational expense. These increases were partially offset by $0.5 million and $0.3 million decreases in marketing expense and postage and supplies expenses, respectively. In 2006, there were increased marketing efforts in the Raleigh market that have declined as the Corporation has established a presence in the area.
Income Tax
Income tax expense for the three months ended September 30, 2007, was $5.7 million, for an effective tax rate of 34.1 percent, compared with $6.2 million, for an effective tax rate of 32.9 percent in the third quarter of 2006. For the nine months ended September 30, 2007, income tax expense was $16.8 million, for an effective tax rate of 34.2 percent, compared with $17.8 million, for an effective tax rate of 33.6 percent in the nine months ended September 30, 2006. The effective tax rate increased for the three and nine months ended September 30, 2007 as a result of new tax legislation discussed below and in Note 13 of the consolidated financial statements.
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
As a result of this legislation, during the third quarter of 2007, the Corporation recorded $1.0 million, net of reserve, of additional income tax expense as it eliminated the dividend received deduction previously recorded during 2007. This increased the Corporation’s effective tax rate for 2007, and it is expected to increase the effective tax rate for future periods. Additionally, tax expense was reduced by $0.4 million as a result of the expiration of the relevant Federal statute of limitations. The net impact of these two events was a $0.6 million increase to income tax expense for the three and nine months ended September 30, 2007.
The Corporation is under examination by the North Carolina Department of Revenue for tax years 1999 through 2005 and is subject to examination for the subsequent tax year. The Corporation is also under routine examination by the Internal Revenue Service for the 2004 tax year. The Corporation’s tax years prior to 2004 are no longer subject to examination by the Internal Revenue Service. For additional information regarding these examinations refer to Note 13 of the consolidated financial statements.
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
At September 30, 2007, securities available for sale were $907.6 million, compared to $906.4 million at December 31, 2006. Pretax unrealized net losses on securities available for sale were $6.9 million at September 30, 2007, compared to pretax unrealized net losses of $9.8 million at December 31, 2006. A decrease in market interest rates, the recognition of approximately $48,000 of losses during the third quarter of 2007, pay downs and maturities of existing maturities totaling $199.6 million, and the sale of $31.1 million of securities led to the reduction in the unrealized losses between December 31, 2006 and September 30, 2007.
During the first nine months of 2007, proceeds from the aforementioned maturities, along with the sales, pay downs, and calls were used to purchase $229.4 million of securities, principally mortgage-backed and U.S. government agency securities. The asset-backed securities purchased are collateralized debt obligations, representing securitizations of financial company capital securities and were purchased for portfolio risk diversification and their higher yields.
The following table shows the carrying value of (i) U.S. government agency obligations, (ii) mortgage-backed securities, (iii) state, county, and municipal obligations, (iv) asset-backed securities, and (v) equity securities, which are primarily comprised of Federal Reserve and Federal Home Loan Bank stock.
Table Fourteen
Investment Portfolio

	September 30	December 31
(In thousands)	2007	2006

U.S. government agency obligations	$188,045	$275,394
Mortgage-backed securities	517,000	412,020
State, county, and municipal obligations	92,676	102,602
Asset-backed securities	55,941	65,115
Equity securities	53,946	51,284

Total securities	$907,608	$906,415

Loan Portfolio
The Corporation’s loan portfolio at September 30, 2007, consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Home Equity, and Consumer. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition, and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the terms can range out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. This strategic partners’ portfolio includes commercial real estate, commercial non real estate, and construction loans. This program enables the Corporation to diversify both its geographic risk and its total exposure risk. From time to time, the Corporation also sources commercial real estate, commercial non real estate, construction, and consumer loans through correspondent relationships. As of September 30, 2007, the Corporation’s total loan portfolio included $311.0 million of loans originated through the strategic partners’ program and correspondent relationships.
Total portfolio loan average balances for the 2007 third quarter increased $444.4 million, or 14.5 percent, to $3.5 billion, compared to $3.1 billion for the 2006 third quarter. Included in the increase was approximately $337 million of total loans that were added as a result of the GBC acquisition during the fourth quarter of 2006. The increase in average loan balances was offset by $8 million of loan balances that were included in the sale of two financial centers during the third quarter of 2006. Commercial loan growth drove the increase, rising $543 million, or 31.9 percent, of which $322 million were added as a result of the GBC acquisition. The remaining growth of $221 million, or 13.0 percent, was the result of commercial lending growth in the Charlotte and Raleigh markets.
Consumer loan average balances decreased $53 million and mortgage loan average balances decreased $45 million compared to the 2006 third quarter. The consumer loan balance decline was driven, primarily, by decreasing home equity balances as consumers continue to refinance first mortgages and pay out their higher cost home equity loans. The decline in mortgage loan balances was due to normal loan amortization and First Charter’s strategy of selling most of its new mortgage production into the secondary market. GBC had no residential mortgages on its balance sheet at the time of the acquisition.
At September 30, 2007, Raleigh-related loans totaled $171.4 million, representing a $37.6 million increase from $133.8 million at December 31, 2006.
As of September 30, 2007, Atlanta related loans totaled $331 million, representing a decline of $6 million, since First Charter’s entry into the Atlanta market on November 1, 2006.
A summary of the composition of the loan portfolio follows:
Table Fifteen
Loan Portfolio Composition

	September 30	Percent of	December 31	Percent of
(In thousands)	2007	Total Loans	2006	Total Loans

Commercial real estate	$1,057,357	30.4%	$1,034,317	29.7%
Commercial non real estate	306,243	8.8	301,958	8.7
Construction	854,208	24.6	793,294	22.8
Mortgage	584,223	16.8	618,142	17.7
Consumer	265,366	7.6	289,493	8.3
Home equity	410,009	11.8	447,849	12.8

Total portfolio loans	3,477,406	100.0%	3,485,053	100.0%
Allowance for loan losses	(43,017)		(34,966)

Portfolio loans, net	$3,434,389		$3,450,087

Deposits
A summary of the composition of deposits follows:
Table Sixteen
Deposits

	September 30	December 31
(In thousands)	2007	2006

Noninterest bearing demand	$465,600	$454,975
Interest bearing demand	440,558	420,774
Money market accounts	611,134	620,699
Savings deposits	107,419	111,047
Certificates of deposit	1,583,315	1,640,633

Total deposits	$3,208,026	$3,248,128

Deposits totaled $3.2 billion at September 30, 2007 and December 31, 2006. Compared to September 30, 2006, deposits increased by $253.2 million, as a result of overall growth in interest checking balances, combined with the addition of $357.3 million of deposits acquired in the fourth quarter 2006 acquisition of GBC, offset partially by a relatively large number of CDs that matured during the first nine months of 2007.

Deposit balances in Raleigh were $66.0 million at September 30, 2007, an increase of $34.2 million from $31.8 million at December 31, 2006.
Deposit growth, particularly low-cost transaction (or core) deposit growth (money market, demand, and savings accounts), continues to be an area of emphasis for the Corporation. For the third quarter of 2007, core deposit average balances increased $74.2 million, or 4.85 percent, compared to the third quarter of 2006. This includes the benefit of the GBC acquisition which included $106.5 million of core deposits and the impact of First Charter’s sale of two financial centers in the third quarter of 2006 which involved the sale of $24 million of core deposits. The total core deposit increase was primarily driven by a $44 million, or 11.9 percent, increase in interest checking average balances, a $16 million, or 2.3 percent, increase in money market and savings average balances, and a $13.7 million, or 3.10 percent, increase in noninterest-bearing demand deposit average balances.
Certificate of deposit (CD) average balances for the third quarter of 2007 increased $169.3 million from the third quarter of 2006 and $25.9 million from the fourth quarter of 2006, but fell $23 million from the second quarter of 2007. Included in the year-over-year increase were $249 million of CD balances that were added to the Corporation’s portfolio during the fourth quarter of 2006 as a result of the GBC acquisition. CD growth year-over-year was additionally impacted by the sale of $14 million of CDs in conjunction with the previously mentioned financial center sale that occurred in the third quarter of 2006. The decline in CD balances from the second quarter of 2007 was primarily due to continued pricing discipline. A significant number of high-rate CDs matured over the past several quarters, largely comprised of public funds and legacy GBC customers who had no other relationships with First Charter. As of the end of the third quarter of 2007, a majority of the GBC CD portfolio has repriced or matured.
Other Borrowings
Other borrowings consist of federal funds purchased, securities sold under agreement to repurchase, commercial paper and other short- and long-term borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. At September 30, 2007, the Bank had federal funds back-up lines of credit totaling $348.0 million with $140.0 million outstanding, compared to similar lines of credit totaling $188.2 million with $41.5 million outstanding at December 31, 2006. Securities sold under agreements to repurchase represent short-term borrowings by the Bank with maturities less than one year collateralized by a portion of the Corporation’s United States government or agency securities. Securities sold under agreements to repurchase totaled $94.6 million at September 30, 2007, compared to $160.2 million at December 31, 2006. These borrowings are an important source of funding to the Corporation. Access to alternate short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis.
The Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial deposit clients. Commercial paper outstanding at September 30, 2007 was $21.0 million, compared to $38.2 million at December 31, 2006.
Other short-term borrowings consist of the Federal Home Loan Bank (“FHLB”) borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At September 30, 2007, the Bank had $290.0 million of short-term FHLB borrowings, compared to the Bank’s $371.0 million at December 31, 2006. The Corporation, in its overall management of interest-rate risk, is opportunistic in evaluating alternative funding sources. While balancing the funding needs of the Corporation, management considers the duration of available maturities, the relative attractiveness of funding costs, and the diversification of funding sources, among other factors, in order to maintain flexibility in the nature of deposits and borrowings the Corporation holds at any given time.

Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At September 30, 2007, the Bank had $505.9 million of long-term FHLB borrowings, compared to $425.9 million at December 31, 2006. In addition, the Corporation had $61.9 million of outstanding subordinated debentures at September 30, 2007, and December 31, 2006.
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
Credit Risk Management

The Corporation’s credit risk policy and procedures are centralized for every loan type. In addition, all mortgage, consumer, and home equity loans are centrally decisioned. All loans generally flow through an independent closing unit to ensure proper documentation. Loans originated by the Corporation’s Atlanta-based lenders are currently being prepared and closed independently from the Corporation’s centralized credit structure. Finally, all known collection or problem loans are centrally managed by experienced workout personnel. To monitor the effectiveness of policies and procedures, Management maintains a set of asset quality standards for past due, nonaccrual, and watchlist loans and monitors the trends of these standards over time. These standards are approved by the Board of Directors and reviewed quarterly with the Board of Directors for compliance.
Loan Administration and Underwriting
The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships of less than $750,000 may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750,000. The exceptions to this include City Executives and certain Senior Loan Officers who are authorized to approve relationships up to $1.0 million. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Relationships totaling $5.0 million or more are further reviewed by senior lending officers of the Bank, the Chief Risk Officer, and the Credit Risk Management Committee comprised of certain executive and senior management. In addition, relationships totaling $10.0 million or more are reviewed by the Board of Directors’ Credit and Compliance Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. As of September 30, 2007, the Corporation had a legal lending limit of $69.1 million and a general target-lending limit of $10.0 million per relationship.
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
Periodically, the Corporation finances consumer lot loans in association with developer lot loan programs. As previously disclosed, during the second quarter, the Bank identified a large exposure to undeveloped lots in real estate development projects in Spruce Pine, NC. As a result of this finding, policies and procedures associated with participation in developer lot programs have been enhanced to mitigate potential concentration and construction risk. Enhancements include: 1) commercial underwriting of development projects prior to entering into lot programs to identify potential construction risks, 2) modification of the consumer loan application to include the collection of data for developer, subdivision, and development status of the financed lot in order to provide improved concentration reporting, 3) adjustments in policy to restrict consumer loan origination to borrowers located in the Corporation’s primary markets, and 4) strengthening internal controls to enhance the Corporation’s ability to identify fraud.
At September 30, 2007, the substantial majority of the total loan portfolio, including the commercial and real estate portfolio, represented loans to borrowers within the Metro regions of Charlotte and Raleigh, North Carolina and Atlanta, Georgia. The diverse economic base of these regions tends to provide a stable lending environment; however, an economic downturn in the Charlotte region, the Corporation’s primary market area, could adversely affect its business.
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
Previously, certain of the Corporation’s construction and real estate loans were originated through HomeBanc Corporation (“HomeBanc”). HomeBanc serviced the loans it originated on behalf of First Charter. On August 1, 2007, HomeBanc declared bankruptcy and, as a result, First Charter began servicing its loans that had been originated through HomeBanc. As of September 30, 2007, the Corporation’s balance of HomeBanc originated loans was $108.5 million.

Derivatives
The Corporation enters into interest rate swap agreements or other derivative transactions as business conditions warrant. As of September 30, 2007, and December 31, 2006, the Corporation had no interest rate swap agreements or other derivative transactions outstanding.

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
Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor, as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. As of September 30, 2007, no loans were 90 days or more past due and still accruing interest.
A summary of nonperforming assets follow:
Table Seventeen
Nonperforming Assets

	September 30		June 30		March 31		December 31		September 30
(In thousands)	2007		2007		2007		2006		2006

Nonaccrual loans	$22,712		$17,387		$10,943		$8,200		$7,090
Loans 90 days or more past due accruing interest	—		—		—		—		—

Total nonperforming loans	22,712		17,387		10,943		8,200		7,090
Other real estate	9,134		2,726		6,330		6,477		5,601

Nonperforming assets	$31,846		$20,113		$17,273		$14,677		$12,691

Nonaccrual loans as a percentage of total portfolio loans	0.65%		0.49%		0.31%		0.24%		0.23%
Nonperforming assets as a percentage of:
Total assets	0.66		0.41		0.35		0.30		0.29
Total portfolio loans and other real estate owned	0.91		0.57		0.49		0.42		0.41
Net charge-offs to average portfolio loans	0.57		0.02		0.06		0.08		0.13
Allowance for loan losses to portfolio loans	1.24		1.26		1.02		1.00		0.97
Allowance for loan losses to net charge-offs	2.13	x	59.40	x	18.50	x	13.56	x	7.50	x
Allowance for loan losses to nonperforming loans	1.89	x	2.58	x	3.28	x	4.26	x	4.22	x
Nonaccrual loans totaled $22.7 million, or 0.65 percent of total portfolio loans, at September 30, 2007, representing a $14.5 million increase from $8.2 million, or 0.24 percent of total portfolio loans at December 31, 2006, and a $15.6 million increase from $7.1 million, or 0.23 percent, of total portfolio loans at September 30, 2006. Nonperforming assets as a percentage of total loans and OREO increased to 0.91 percent at September 30, 2007, compared to 0.42 percent at December 31, 2006 and 0.41 percent at September 30, 2006.
As of September 30, 2007, $4.5 million of nonperforming loans were attributable to Penland. One commercial relationship was the principle contributor to the remaining increase with a nonaccrual loan balance of $6.5 million as of September 30, 2007.
Nonaccrual loans at September 30, 2007 were concentrated 19.8 percent in the Penland lot loans and 20.4 percent in loans originated in the Atlanta market. There were no other significant geographic concentrations. Nonaccrual loans primarily consisted of loans secured by real estate, including single-family residential and development construction loans. Nonaccrual loans as a percentage of loans may increase or decrease as economic conditions change. Management takes current economic conditions into consideration when estimating the allowance for loan losses. See Allowance for Loan Losses for a more detailed discussion.

Allowance for Loan Losses
The Corporation’s allowance for loan losses consists of three components: (i) valuation allowances computed on impaired loans in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan — an Amendment to FASB Statements No. 5 and No. 15; (ii) valuation allowances determined by applying historical loss rates to those loans not specifically identified as impaired; and (iii) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated quarterly and, along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting components are used by management to determine the adequacy of the allowance for loan losses. Beginning January 1, 2007, the Corporation began including consumer and residential mortgage loans with outstanding principal balances of $150,000 or greater in its computation of impaired loans calculated under SFAS 114. The application of this methodology conforms the consumer and residential mortgage loan analysis to the Corporation’s SFAS 114 analysis for commercial loans.
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
The Corporation monitors its loss estimate percentage attributable to economic factors in its allowance for loan loss model. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Given the recent trends in the national and local economic environment, including a slow-down in the national and local housing markets and moderate increases in the unemployment rate, the Corporation has increased its estimated loss percentages for economic factors for the nine months ended September 30, 2007.
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
The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. During the quarter ended September 30, 2007, the Corporation increased its allocation for operational risk factors due to the heightened potential employee attrition risks associated with the proposed merger with Fifth Third.

Changes in the allowance for loan losses follow:
Table Eighteen
Allowance For Loan Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2007	2006	2007	2006

Balance at beginning of period	$44,790	$29,520	$34,966	$28,725
Charge-offs
Commercial real estate	288	151	427	486
Commercial non real estate	19	341	378	700
Construction	121	—	121	—
Mortgage	9	83	77	104
Home equity	44	202	238	903
Consumer	5,101	530	5,674	1,478

Total charge-offs	5,582	1,307	6,915	3,671

Recoveries
Commercial real estate	1	—	1	—
Commercial non real estate	380	96	696	535
Mortgage	1	13	53	13
Home equity	—	1	—	1
Consumer	116	191	415	512

Total recoveries	498	301	1,165	1,061

Net charge-offs	5,084	1,006	5,750	2,610

Provision for loan losses	3,311	1,405	13,801	3,804

Balance at end of period	$43,017	$29,919	$43,017	$29,919

Average portfolio loans	$3,514,699	$3,070,286	$3,519,299	$3,010,654
Net charge-offs to average portfolio loans (annualized)	0.57%	0.13%	0.22%	0.12%
Allowance for loan losses to portfolio loans	1.24	0.97	1.24	0.97

The allowance for loan losses was $43.0 million, or 1.24 percent of portfolio loans, at September 30, 2007, compared to $29.9 million, or 0.97 percent of portfolio loans, at September 30, 2006. The allowance includes $4.0 million related to the Penland lot loans. Additionally, the Corporation’s increased commercial loans, a smaller concentration of lower risk home equity and mortgage loan balances, and First Charter’s credit migration trends led to the higher allowance for loan loss ratio.
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
Provision for Loan Losses
The provision for loan losses is the amount charged to earnings, which is necessary to maintain an adequate and appropriate allowance for loan losses. Accordingly, the factors, which influence changes in the allowance for loan losses, have a direct effect on the provision for loan losses. The allowance for loan losses changes from period to period as a result of a number of factors, the most significant of which for the Corporation include the following: (i) changes in the amounts of loans outstanding, which are used to estimate current probable loan losses; (ii) current charge-offs and recoveries of loans; (iii) changes in impaired loan valuation allowances; (iv) changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; (v) changes in loss percentages; and (vi) changes in the mix of types of loans. In addition, the Corporation considers other, more subjective factors, which impact the credit quality of the portfolio as a whole and estimates allocations of allowance for loan losses for these factors, as well. These factors include loan concentrations, economic conditions and operational risks. Changes in these components of the allowance can arise from fluctuations in the underlying percentages used as related loss estimates for these factors, as well as variations in the portfolio balances to which they are applied. Changes in these factors provided approximately an additional $750,000 in the third quarter of 2007. The net change in all of these components of the allowance for loan losses results in the provision for loan losses. For a more detailed discussion of the Corporation’s process for estimating the allowance for loan losses, see Allowance for Loan Losses.
The provision for loan losses was $3.3 million for the 2007 third quarter, while net charge-offs were $5.1 million, or 0.57 percent of average portfolio loans. Net charge-offs for the three and nine months ended September 30, 2007 included $5.2 million related to the Penland residential loan portfolio. For the same year-ago period, the provision for loan losses was $1.4 million and net charge-offs were $1.0 million, or 0.13 percent of average portfolio loans. For the nine months ended September 30, 2007, the provision for loan losses was $13.8 million, while net charge-offs were $5.8 million, or 0.22 percent of average portfolio loans. For the nine months ended September 30, 2006, the provision for loan losses was $3.8 million, while net charge-offs were $2.6 million, or 0.12 percent of average portfolio loans.
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
Both the EAR and the EVE risk measures were within policy guidelines as of September 30, 2007, and December 31, 2006.
Management considers EAR to be the best measure of short-term interest rate risk. This measure reflects the amount of net interest income that will be impacted by a change in interest rates over a 12- month time frame. A simulation model is used to run immediate and parallel changes in interest rates (rate shocks) from a base scenario using implied forward rates. At a minimum, rate shock scenarios are run at plus and minus 100, 200, and 300 basis points. From time to time, additional simulations are run to assess risk from changes in the slope of the yield curve. The simulation model projects the net interest income over the next 12 months for each scenario using consistent balance sheet growth projections and calculates the percentage change from the base scenario. Board ALCO has approved a policy limit for the change in EAR over a 12-month period of minus 10 percent to a plus or minus 200 basis point shock to interest rates. At September 30, 2007, the estimated EAR to a 200 basis point increase in rates was plus 3.0 percent while the estimated EAR to a 200 basis point decrease in rates was minus 5.8 percent. This compares with plus 4.7 percent and minus 5.6 percent, respectively, at December 31, 2006. A change in the earning asset and funding mix contributed to the change in the EAR measures from December 31, 2006.
Management considers EVE to be the best measure of long-term interest rate risk. This measure reflects the amount of net equity that will be impacted by changes in interest rates. Through simulation modeling, the Corporation estimates the economic value of assets and the economic value of liabilities. The difference between these two measures is the EVE. The EVE is calculated for a series of scenarios in which current rates are shocked up and down by 100, 200, and 300 basis points and compared to a base scenario using the current yield curve. Board ALCO has approved a policy limit for the percentage change in EVE of minus 15 percent to a plus or minus 200 basis point shock to interest rates. At September 30, 2007, the estimated EVE to a 200 basis point increase in rates was minus 10.1 percent, while the estimated EVE to a 200 basis point decrease in rates was plus 1.4 percent. At December 31, 2006, EVE risk was minus 7.4 percent and plus 3.1 percent, respectively. Changes in market rates and prepayment expectations accounted for the majority of the change in the EVE measure from December 31, 2006.
The result of any simulation is inherently uncertain and will not precisely estimate the impact of changes in rates on net interest income or the economic value of assets and liabilities. Actual results may differ from simulated results due to, but not limited to, the timing and magnitude of the change in interest rates, changes in management strategies, and changes in market conditions.
Table Nineteen summarizes, as of September 30, 2007, the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold, and interest-bearing bank deposits are excluded from Table Nineteen as their respective carrying values approximate fair value. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted-average expected life, obtained from an independent evaluation of the average remaining life of each security based on expected prepayment speeds of the underlying mortgages at September 30, 2007. These expected maturities, weighted-average effective yields, and fair values would change if interest rates change. Expected maturities for indeterminate demand, money market and savings deposits are estimated based on historical average lives.

Table Nineteen
Market Risk

		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Cost	$665,152	$334,780	$194,820	$89,085	$23,115	$6,166	$17,186
Weighted-average effective yield	4.88%
Fair value	$661,082
Variable rate
Cost	$249,373	37,600	37,649	37,777	37,984	12,389	85,974
Weighted-average effective yield	4.82%
Fair value	$246,526
Loans and loans held for sale
Fixed rate
Book value	$991,899	251,729	194,829	171,183	125,506	117,801	130,851
Weighted-average effective yield	7.13%
Fair value	$989,099
Variable rate
Book value	$2,452,852	1,256,275	309,475	183,296	106,933	59,656	537,217
Weighted-average effective yield	7.25%
Fair value	$2,457,695

Liabilities
Deposits
Fixed rate
Book value	$1,583,315	1,427,579	130,283	10,672	8,653	5,922	206
Weighted-average effective yield	4.82%
Fair value	$1,586,888
Variable rate
Book value	$1,159,011	290,866	291,066	290,519	129,695	73,516	83,349
Weighted-average effective yield	4.82%
Fair value	$1,586,888
Long-term borrowings
Fixed rate
Book value	$195,888	20,057	125,059	62	50,043	22	645
Weighted-average effective yield	4.79%
Fair value	$193,217
Variable rate
Book value	$371,857	185,000	75,000	50,000	—	—	61,857
Weighted-average effective yield	4.87%
Fair value	$369,542

Off-Balance-Sheet Risk
The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments of $83.8 million to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note 14 of the consolidated financial statements for further discussion of these commitments. The Corporation does not have any off-balance sheet financing arrangements.

The following table presents, as of September 30, 2007, aggregated information and expected maturities of commitments.
Table Twenty
Commitments

	Less than				Timing not
(In thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	determinable	Total

Loan commitments	$708,125	$99,092	$27,944	$108,818	$—	$943,979
Lines of credit	30,522	1,371	3,127	456,025	—	491,045
Standby letters of credit	21,492	4,139	—	—	—	25,631
Anticipated tax settlements	—	—	—	—	10,162	10,162

Total commitments	$760,139	$104,602	$31,071	$564,843	$10,162	$1,470,817

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
The primary source of funding for the Corporation includes dividends received from the Bank and proceeds from the issuance of common stock. In addition, the Corporation had commercial paper outstanding of $21.0 million at September 30, 2007. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases, operating expenses, and dividends paid to shareholders. During 2005, the Corporation issued trust preferred securities through specially formed trusts in an aggregate amount of $60.0 million. The proceeds from the sale of the trust preferred securities were used to purchase $61.9 million of subordinated debentures from the Corporation (the “Notes”). The Notes are presented as long-term borrowings in the consolidated balance sheet and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.
Primary sources of funding for the Bank include customer deposits, wholesale deposits, other borrowings, loan repayments, and available-for-sale securities. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At September 30, 2007, the Bank had a maximum line of credit with the FHLB totaling $1.5 billion with $795.9 million outstanding. At September 30, 2007, the Bank also had $348.0 million of federal funds lines with $140.0 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.
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
Select capital measures follow:
Table Twenty-one
Capital Measures

	September 30		December 31
	2007		2006
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Total equity/total assets
First Charter Corporation	$457,488	9.45%	$447,362	9.21%
First Charter Bank	491,653	10.20	371,459	8.45

Tangible equity/tangible assets (1)
First Charter Corporation	$373,669	7.86%	$362,294	7.59%
First Charter Bank	407,834	8.61	351,246	8.03

(1)	The tangible equity ratio excludes goodwill and other intangible assets from both the numerator and the denominator.
Shareholders’ equity at September 30, 2007, increased to $457.5 million, representing 9.5 percent of period-end total assets, compared to $447.4 million, or 9.2 percent, of period-end total assets at December 31, 2006. This increase in shareholders’ equity was partially resulting from net income of $32.4 million and $7.8 million of stock issued under stock-based compensation plans and the Corporation’s dividend reinvestment plan. In addition, accumulated other comprehensive loss (after-tax unrealized losses on available-for-sale securities) decreased $1.7 million to $4.2 million at September 30, 2007, compared to $5.9 million at December 31, 2006. This increase was partially offset by cash dividends of $0.585 per common share, which resulted in cash dividend declarations of $20.4 million for the nine months ended September 30, 2007 and the repurchase of 500,000 shares of stock during the second quarter which decreased equity $10.6 million.
On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of September 30, 2007, the Corporation had repurchased all shares of its common stock under this authorization, at an average per-share price of $17.82, which has reduced shareholders’ equity by $27.1 million.
On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. As of September 30, 2007, the Corporation had repurchased 374,600 shares under this authorization at an average per-share price of $21.19, which has reduced shareholders’ equity by $8.0 million.
The Corporation has remaining authority to repurchase 1.1 million shares of its common stock. The Corporation does not anticipate repurchasing any additional shares due to the proposed merger with Fifth Third.
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

The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial position and results of operations. At September 30, 2007, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks.
The Corporation’s and the Bank’s actual capital amounts and ratios at September 30, 2007 follow:
Table Twenty-two
Capital Ratios

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage
First Charter Corporation	$437,825	9.17%	$190,978	4.00%	None	None
First Charter Bank	417,613	8.75	190,830	4.00	$238,537	5.00%

Tier I Capital
First Charter Corporation	$437,825	11.02%	$158,976	4.00%	None	None
First Charter Bank	417,613	10.52	158,827	4.00	$238,241	6.00%

Total Risk-Based Capital
First Charter Corporation	$481,029	12.10%	$317,953	8.00%	None	None
First Charter Bank	460,630	11.60	317,654	8.00	$397,068	10.00%

In the third quarter 2007, the Corporation opened a new branch in Cabarrus County, North Carolina. The opening of this branch has resulted in additional depreciation and related expenses. Opening this new branch was part of the Corporation’s growth strategy for generating new deposits and the related revenues associated with the accounts and other products.
Regulatory Recommendations

The Corporation and the Bank are subject to federal and state banking regulatory reviews from time to time. As a result of these reviews, the Corporation and the Bank receive various observations and recommendations from their respective regulators. Observations represent suggestions for enhancements to policy or practice and may reference sound industry practices. Recommendations are provided to enhance oversight of, or to improve or strengthen, the Corporation’s or the Bank’s processes. The Corporation does not believe that these observations and recommendations are material to the Corporation. In addition, neither the Corporation nor the Bank is currently subject to any formal or informal corrective action with respect to any of their regulators.
Recent Accounting Pronouncements and Developments

Note 2 to the consolidated financial statements discusses new accounting pronouncements adopted by the Corporation during 2007 and other recently issued pronouncements that have not yet been adopted by the Corporation. Additionally, Note 13 discusses the Corporation’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. To the extent the adoption of new accounting pronouncements materially affects financial condition, results of operations, or liquidity, the effects are discussed in the applicable section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management — Asset-Liability Management and Interest Rate Risk on pages 53-56 for Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer. Based on that evaluation and the identification of the material weaknesses in the Registrant’s internal control over financial reporting as described in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Material Weaknesses”), the Registrant’s Chief Executive Officer and Principal Financial Officer have concluded that the Registrant’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Registrant in its reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms and (ii) accumulated and communicated to the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As disclosed in Item 9A. Controls and Procedures of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, management has implemented a comprehensive plan for remedying the Material Weaknesses (the “Remediation Plan”). In furtherance of the Remediation Plan, the following changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have affected, or are reasonably likely to affect, the Corporation’s internal controls over financial reporting, have occurred during or following the quarter ended September 30, 2007.
Changes in Internal Control over Financial Reporting
The Registrant has enhanced the tone and control consciousness to support effective application of policies and the execution of procedures within the daily operation of financial reporting controls. The Registrant has enhanced its control environment to promote the adherence to appropriate internal control policies and procedures. These efforts have been focused on redesigning the reconciliation process, improving strategic planning to assess the accounting implications of non-routine transactions, and improving the evaluation of significant estimates. The Registrant has reassessed and revised key policies and procedures, including the general ledger, general ledger reconciliation, capital expenditure and accounts payable, in order to develop and deploy effective policies and procedures and reinforced compliance in an effort to constantly improve the Registrant’s internal control environment.
The Registrant will continue to validate and monitor all improvements in the internal control environment in order to assess and to evaluate the effectiveness of the internal controls within the daily operation of financial reporting controls. This will include an assessment and an evaluation of the application of the newly implemented policies and the execution of the appropriate internal control procedures.

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
Item 1A. Risk Factors
As previously disclosed, during the quarter ended September 30, 2007 the Corporation entered into the Merger Agreement with Fifth Third and Fifth Third Financial pursuant to which the Corporation would be merged with and into Fifth Third Financial. The Merger Agreement is subject to customary closing conditions, including regulatory approval and approval by the Corporation’s shareholders. Failure to satisfy such conditions could adversely affect the Corporation.
With the exception of the change noted above, there have been no material changes from those risk factors previously disclosed in Item 1A Risk Factors of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended September 30, 2007.

			Total Number of	Maximum Number
			Shares Purchased	of Shares
	Total Number	Average Price	as Part of	That May Yet be
	of Shares	Paid	Publicly-Announced	Purchased under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs

July 1, 2007 - July 31, 2007	—	—	—	1,125,400
August 1, 2007 - August 31, 2007	—	—	—	1,125,400
September 1, 2007 - September 30, 2007	—	—	—	1,125,400

Total	—	—	—	1,125,400

On January 23, 2002, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to 1.5 million shares of the Corporation’s common stock from time to time. As of September 30, 2007, the Corporation had repurchased all shares under this authorization.
On October 24, 2003, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of September 30, 2007, the Corporation had repurchased 374,600 shares under this authorization.
There were no shares of the Corporation’s common stock repurchased during the three months ended September 30, 2007. The maximum number of shares that may yet be repurchased under the plans or programs was 1,125,400 at September 30, 2007. The October 24, 2003 stock repurchase authorization has no set expiration or termination date. The Corporation does not anticipate repurchasing any additional shares due to the proposed merger with Fifth Third Bancorp. For additional information on the proposed merger with Fifth Third Bancorp, see page 31 of this Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
On November 2, 2007, the Corporation entered into Amended and Restated Employment Agreements (the “Amended and Restated Employment Agreements”) and Amended and Restated Supplemental Agreements (the “Amended and Restated Supplemental Agreements”) with each of Robert E. James, the Corporation’s President and Chief Executive Officer and Stephen M. Rownd, the Corporation’s Executive Vice President and Chief Banking Officer. The Amended and Restated Supplemental Agreements were amended to comply with Section 409A of the Internal Revenue Code. The Amended and Restated Employment Agreements were amended to, among other things, clarify post-employment medical plan coverage for Messrs. James and Rownd and to comply with Section 409A of the Internal Revenue Code.
The Corporation also entered into Amended and Restated Change In Control Agreements (the “Amended and Restated Change In Control Agreements”) with Stephen J. Antal, Executive Vice President, General Counsel and Corporate Secretary, Josephine P. Sawyer, Senior Vice President and Director of Human Resources, Jeffrey S. Ensor, Executive Vice President and Chief Risk Officer, Cecil O. Smith, Executive Vice President and Chief Information Officer, and Sheila A. Stoke, Senior Vice President, Controller and interim principal financial officer, on November 2, 2007. Pursuant to their original Change In Control Agreements (the “Original Agreements”), the Corporation will provide each of the aforementioned employees with certain amounts and benefits in the event of the termination of employment under specified conditions following a Change in Control. The Amended and Restated Change In Control Agreements were amended to, among other things, clarify post-employment medical plan coverage and comply with Section 409A of the Internal Revenue Code.
In connection with the Merger Agreement, we anticipate that Fifth Third will enter into new employment agreements with Messrs. James, Rownd and Ensor. Benefits under these new agreements will serve as consideration for termination of their Amended and Restated Employment Agreements and Change in Control Agreement with the Corporation.
The Amended and Restated Employment Agreements, the Amended and Restated Supplemental Agreements, and the Amended and Restated Change In Control Agreements are filed as exhibits to this Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

2.1	Agreement and Plan of Merger dated as of August 15, 2007 by and between First Charter Corporation and Fifth Third Bancorp, incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K, dated August 15, 2007

2.2	Amended and Restated Agreement and Plan of Merger dated as of September 14, 2007 by and among First Charter Corporation, Fifth Third Bancorp, and Fifth Third Financial Corporation, incorporated by reference to exhibit 2.1 of Registrant’s Current Report on Form 8-K, dated September 14, 2007

4.1	First Amendment to the Stockholder Protection Rights Agreement, dated as of August 15, 2007 by and between First Charter Corporation and Registar and Transfer Company, incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K, dated August 15, 2007

10.1	Amended and Restated Change In Control Agreement dated November 2, 2007 by and between First Charter Corporation and Stephen J. Antal.

10.2	Amended and Restated Change In Control Agreement dated November 2, 2007 by and between First Charter Corporation and Josephine P. Sawyer.

10.3	Amended and Restated Change In Control Agreement dated November 2, 2007 by and between First Charter Corporation and Jeffrey S. Ensor.

10.4	Amended and Restated Change In Control Agreement dated November 2, 2007 by and between First Charter Corporation and Cecil O. Smith.

10.5	Amended and Restated Change In Control Agreement dated November 2, 2007 by and between First Charter Corporation and Sheila A. Stoke.

10.6	Amended and Restated Employment Agreement dated November 2, 2007 by and between First Charter Corporation and Robert E. James.

10.7	Amended and Restated Employment Agreement dated November 2, 2007 by and between First Charter Corporation and Stephen M. Rownd.

10.8	Amended and Restated Supplemental Agreement dated November 2, 2007 by and between First Charter Corporation and Robert E. James.

10.9	Amended and Restated Supplemental Agreement dated November 2, 2007 by and between First Charter Corporation and Stephen M. Rownd.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION (Registrant)
Date: November 8, 2007	/s/ Sheila A. Stoke
Sheila A. Stoke
Senior Vice President, Corporate Controller (Principal Financial Officer duly authorized to sign on behalf of the Registrant)