Form 10-K
period 2007-12-31
FIRST CHARTER CORP /NC/
filed 2008-02-29
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007, determined using a per share closing sale price on that date of $19.47, as quoted on the NASDAQ Global Select Market, was $627,711,000.

As of February 15, 2008, the registrant had outstanding 35,004,515 shares of common stock, no par value.

Documents Incorporated by Reference

PART III: The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement or an amendment on Form 10-K/A to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report. (With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this Annual Report.)

First Charter Corporation
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2007

All reports filed electronically by First Charter Corporation with the United States Securities and Exchange Commission (“SEC”), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation’s Web site at www.firstcharter.com. These filings are also accessible on the SEC’s Web site at www.sec.gov.

Part I

Item 1.	Business

General

First Charter Corporation (hereinafter referred to as the “Registrant,” “First Charter,” or the “Corporation”) is a bank holding company established as a North Carolina corporation in 1983 and is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its principal asset is the stock of its banking subsidiary, First Charter Bank (“Bank”). The principal executive offices of the Corporation and the Bank are located at 10200 David Taylor Drive, Charlotte, North Carolina 28262. The telephone number is (704) 688-4300.

First Charter Bank, a North Carolina state bank, is the successor entity to The Concord National Bank, which was established in 1888. On November 1, 2006, the Corporation completed its acquisition of GBC Bancorp, Inc. (“GBC”), parent of Gwinnett Banking Company (“Gwinnett Bank”), its banking subsidiary, headquartered in Lawrenceville, Georgia (“GBC Merger”). Gwinnett Bank operated two financial centers located in Lawrenceville, Georgia and Alpharetta, Georgia. On March 1, 2007, Gwinnett Bank was merged into the Bank.

On August 15, 2007, First Charter and Fifth Third Bancorp (“Fifth Third”) entered into an Agreement and Plan of Merger, as amended by the Amended and Restated Agreement and Plan of Merger, dated September 14, 2007, (“Merger Agreement”) by and among First Charter, Fifth Third, and Fifth Third Financial Corporation (“Fifth Third Financial”). Under the terms of the Merger Agreement, First Charter will be merged with and into Fifth Third Financial. The Merger Agreement has been approved by the Board of Directors of First Charter, Fifth Third and Fifth Third Financial. On January 18, 2008, First Charter shareholders approved the Merger Agreement. The Merger Agreement is subject to customary closing conditions, including regulatory approval. First Charter is planning for closing in the second quarter of 2008, although no assurance can be given in this regard.

As of December 31, 2007, First Charter operated 60 financial centers, four insurance offices, and 137 automated teller machines (“ATMs”) throughout North Carolina and Georgia and also operated loan origination offices in Asheville, North Carolina and Reston, Virginia.

The Corporation’s primary market area is located within North Carolina and is centered primarily around the Charlotte Metro region, including Mecklenburg County and its surrounding counties. Charlotte is the twentieth largest city in the United States and has a diverse economic base. Primary business sectors in the Charlotte Metro region include banking and finance, insurance, manufacturing, health care, transportation, retail, telecommunications, government services, and education. Beginning in October 2005, the Corporation expanded into the Raleigh, North Carolina market, and currently operates five financial centers. Raleigh has an economic base similar to that found in Charlotte. Since the North Carolina economy has historically relied on the manufacturing and transportation sectors, it has been significantly impacted by global competition and rising energy prices. As a result, the North Carolina economy is transitioning to a more service-oriented economy. Recently, the education, healthcare, financial and business services industries have shown the most growth.

As a result of the GBC Merger, the Corporation entered the Atlanta, Georgia market in the fourth quarter of 2006. The two financial centers in the Atlanta area are located in Gwinnett and Fulton counties. These two counties have a diverse economic base and primary business sectors include education, government, health and social services, retail trade, manufacturing, financial and other professional services.

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

In addition, the Bank also operates two subsidiaries: First Charter Insurance Services, Inc. (“First Charter Insurance”) and First Charter Leasing and Investments, Inc. (“First Charter Leasing”). First Charter Insurance is a North Carolina corporation formed to meet the insurance needs of businesses and individuals. First Charter Leasing is a North Carolina corporation which manages investment securities and acts as the holding company for First Charter of Virginia Realty Investments, Inc., a Virginia corporation (“First Charter Virginia”). First Charter Virginia is engaged in the mortgage origination business and also acts as the holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust (“First Charter Realty”). First Charter Realty is the holding company for FCB Real Estate, Inc., a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC, a North Carolina limited liability company, which owns and maintains the real estate property and assets of the Corporation. FCB Real Estate, Inc. primarily invests in commercial and 1-4 family residential real estate loans. First Charter Bank also has a majority ownership in Lincoln Center at Mallard Creek, LLC (“LCMC”), a North Carolina limited liability company, which is currently being dissolved. LCMC sold Lincoln Center, a three-story office building, and its principal asset, during 2006. First Charter Insurance and one of the Bank’s financial centers continue to lease a portion of Lincoln Center.

At December 31, 2007, the Corporation and its subsidiaries had 1,073 full-time equivalent employees. Substantially all of the Corporation’s employees are also employees of the Bank. The Corporation considers its relations with its employees to be satisfactory.

Due to the diverse economic base of the markets in which it operates, the Corporation believes it is not dependent on any one or a few customers or types of commerce whose loss would have a material adverse effect on the Corporation.

The Corporation operates one reportable segment, the Bank. See Note 25 of the consolidated financial statements.

Competition

The Corporation’s primary market area is located within North Carolina and Atlanta, Georgia. Banking activities in these areas are highly competitive, and the Corporation has active competition in all areas in which it presently engages in business. Within these areas are numerous branches of national, regional, and local institutions. In its market area, the Corporation faces competition from other banks, including four of the largest banks in the country, savings and loan associations, savings banks, credit unions, finance companies, brokerage firms, insurance companies and major retail stores that offer competing financial services. Many of these competitors have greater resources, broader geographic coverage and higher lending limits than the Bank. The Bank’s primary method of competition is to provide its clients with a broad array of financial products and solutions, delivered with exceptional service and convenience at a fair price.

Government Supervision and Regulation

General. As a registered bank holding company, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is a North Carolina chartered-banking corporation and a Federal Reserve member bank, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation and examination by the Federal Reserve, the Office of the Commissioner of Banks of the State of North Carolina (“NC Commissioner”) under the direction and supervision of the North Carolina Banking Commission (“NC Banking Commission”) and the FDIC, which insures deposits to the maximum extent permitted by law.

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

Such actions by the regulators prohibit member banks from engaging in unsafe or unsound banking practices. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of the 12 regional banks comprising the FHLB System.

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

Gramm-Leach-Bliley Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”) eliminated certain legal barriers separating the conduct of various types of financial service businesses, such as commercial banking, investment banking and insurance, in addition to substantially revamping the regulatory scheme within which the Corporation operates. Under the GLB Act, bank holding companies meeting management, capital and Community Reinvestment Act standards, and that have elected to become a financial holding company, may engage in a substantially broader range of traditionally nonbanking activities than was permissible before enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies. The Corporation has not elected to become a financial holding company. The GLB Act also allows insurers and other financial services companies to acquire banks, removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies, and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

The Corporation is also subject to the North Carolina Bank Holding Company Act of 1984. This state legislation requires the Corporation, by virtue of its ownership of the Bank, to register as a bank holding company with the NC Commissioner. In addition, as a result of its acquisition of GBC, the Corporation is required to register as a bank holding company with the Georgia Department of Banking and Finance.

Interstate Banking and Branching Legislation. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking and Branching Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of those acquisitions under state law, but subject to any state requirement where the bank has been organized and operating for a minimum period of time, not to exceed five years, and other conditions, including deposit concentration limits.

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

Title V of the GLB Act, along with other provisions of federal law, currently contains extensive consumer privacy protection provisions. Under these provisions, a financial institution must provide its customers, at the inception of the customer relationship and annually thereafter, the financial institution’s policies and procedures for collecting, disclosing, and protecting nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide nonpublic personal information to nonaffiliated third parties, unless the financial institution discloses to the customer that the information may be provided and the customer is given the opportunity to opt out of that disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

The USA PATRIOT Act. After the September 11, 2001 terrorist attacks in New York and Washington, D.C., the United States government attempted to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which attempt to identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, created new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers. Originally passed into law in October 2001, the USA PATRIOT Act was renewed in March 2006. In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice that require customer identification and verification, expand the money-laundering program requirement to the major financial services sectors including insurance and unregistered investment companies such as hedge funds, and facilitate and permit the sharing of information between law enforcement and financial institutions and among financial institutions. The United States Treasury Department also has created the Treasury USA PATRIOT Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve regulation.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act was enacted which addressed corporate governance and securities reporting requirements for companies with securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Among its requirements are changes in auditing and accounting and the inclusion of certifications of certain securities filings by principal executive officers and principal financial officers. It also expanded reporting of information in current reports filed with the Securities and Exchange Commission and requires more detailed reporting information in securities disclosure documents in a more timely manner. The NASDAQ Global Select Market has also modified its corporate governance rules with an intent to allow shareholders to more easily and efficiently monitor the performance and activities of companies and their executive officers and directors.

Capital and Operational Requirements

The Corporation and the Bank must comply with the minimum capital adequacy standards set by the Federal Reserve and the FDIC which are substantially similar. The risk-based guidelines define a three-tier capital framework, under which the Corporation and the Bank are required to maintain a minimum ratio of Tier 1 Capital (as defined) to total risk-weighted assets of 4.00 percent and a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8.00 percent. Tier 1 Capital includes common shareholders’ equity, qualifying trust preferred securities, qualifying minority interests, and qualifying perpetual preferred stock, less goodwill and other adjustments. Tier 2 Capital includes, among other items, perpetual or long-term preferred stock, certain intermediate-term preferred stock, hybrid capital instruments, perpetual debt and mandatorily convertible debt securities, qualifying subordinated debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 Capital includes subordinated debt that is unsecured, fully paid up, has an original maturity of at least two years, is not redeemable before maturity without prior approval of the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 Capital less investments in unconsolidated subsidiaries is equal to qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 Capital and Total Risk-Based Capital by risk-weighted assets. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Corporation and the Bank, as adjusted for one of four categories of applicable risk-weights established in Federal Reserve regulations, based primarily on relative credit risk. At December 31, 2007, the Corporation and the Bank were in compliance with the risk-based capital requirements. The Corporation’s Tier 1 Capital and Total Risk-Based Capital Ratios at December 31, 2007, were 11.17 percent and 12.24 percent, respectively. The Corporation did not have any subordinated debt that qualified as Tier 3 Capital at December 31, 2007. The leverage ratio is calculated by dividing Tier 1 Capital by adjusted total assets. The Corporation’s leverage ratio at December 31, 2007, was 9.43 percent. The Corporation meets its leverage ratio requirement.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Total Risk-Based Capital, Tier 1 Risk-Based Capital and Leverage Capital Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have (i) a Tier 1 Capital ratio of at least 6.00 percent, (ii) a Total Capital ratio of at least 10.00 percent, (iii) a Leverage ratio of at least 5.00 percent and (iv) not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 Capital ratio of at least 4.00 percent, a Total Capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. Under these guidelines, the Bank was considered well capitalized as of December 31, 2007. See Note 23 of the consolidated financial statements.

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

Distributions. The Corporation is a legal entity separate and distinct from its subsidiaries. The primary source of funds for distributions paid by the Corporation to its shareholders is dividends received from the Bank, and the Bank is subject to laws and regulations that limit the amount of dividends it can pay. The Federal Reserve regulates the amount of dividends the Bank can pay to the Corporation based on net profits for the current year combined with the undivided profits for the last two years, less dividends already paid. See Note 23 of the consolidated financial statements. North Carolina laws provide that, subject to certain capital requirements, a board of directors of a North Carolina bank may declare a dividend of as much of the bank’s undivided profits as it deems expedient.

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

Deposit Insurance. The deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC, up to applicable limits. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banking institutions, after giving the institution’s primary regulator an opportunity to take such action.

In addition, the Bank is subject to the deposit premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines the institution’s assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. Beginning January 1, 2007, assessments can range from 5 to 43 basis points per $100 of assessable deposits, depending on the insured institution’s risk category as described above. This assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.

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

Regulatory Recommendations. The Corporation and the Bank are subject to federal and state banking regulatory reviews from time to time. As a result of these reviews, the Corporation and the Bank receive various observations and recommendations from their respective regulators. Observations are matters that are informative, advisory, or that suggest a means of improving the performance or management of the operations of the Corporation. Recommendations are provided to enhance oversight of, or to improve or strengthen, the Corporation’s or the Bank’s processes. The Corporation does not believe that these observations and recommendations are material to the Corporation. In addition, neither the Corporation nor the Bank is currently subject to any formal or informal corrective action with respect to any of their regulators.

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

Available Information

The Corporation’s Internet address is www.firstcharter.com. The Corporation makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and beneficial ownership reports on Forms 3, 4 and 5, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The Corporation’s website also includes the charters of its Audit Committee, Compensation Committee, and Governance and Nominating Committee, its Code of Business Conduct and Ethics applicable to its directors and employees (including its Chief Executive Officer and principal financial officer) and those of its subsidiaries, and its Corporate Governance Guidelines.

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

The Corporation entered into the Merger Agreement with Fifth Third and Fifth Third Financial pursuant to which the Corporation would be merged with and into Fifth Third Financial. The Merger Agreement is subject to customary closing conditions, including regulatory approval. Failure to satisfy such conditions could adversely affect the Corporation.

If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to the Merger Agreement

The Merger Agreement with Fifth Third Limits the Corporation’s Ability to Pursue Alternatives.

The Merger Agreement with Fifth Third contains terms and conditions that make it more difficult for the Corporation to be sold to a party other than Fifth Third. These provisions impose restrictions that prevent the Corporation from seeking another acquisition proposal and that, subject to certain exceptions, limit the Corporation’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Corporation.

Fifth Third required the Corporation to agree to these provisions as a condition to Fifth Third’s willingness to enter into the Merger Agreement. These provisions, however, might discourage a third party that might have an interest in acquiring all or a significant part of the Corporation from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than the current proposed merger consideration, and the termination fee provided in the Merger Agreement might result in a potential competing acquirer proposing to pay a lower per share price to acquire First Charter than it might otherwise have proposed to pay.

The Corporation’s Business and Common Stock Price May be Adversely Affected if the Proposed Merger with Fifth Third is not Completed.

The Corporation’s business and common stock price could be adversely affected if the proposed merger with Fifth Third is not completed as a result of several factors, including, but not limited to, the following:

•	the Corporation’s common stock price could decline if the proposed merger with Fifth Third is abandoned to the extent that the current common stock price includes a premium based on the assumption that the proposed merger will be completed;

•	the Corporation’s customers, prospective customers, and investors in general may view a failure to complete the proposed merger as a poor reflection on the Corporation’s business or its prospects;

•	certain of the Corporation’s suppliers and business partners may have sought to change or terminate their relationships with the Corporation as a result of the proposed merger.

•	key employees may have sought other employment opportunities;

•	activities and uncertainties relating to the proposed merger may have caused a loss of income and market share that the Corporation may not be able to regain if the proposed merger does not occur;

•	the Corporation could be required to pay Fifth Third a $32.5 million termination fee in specified circumstances, as disclosed in the Merger Agreement; and

•	the Corporation would have incurred legal, accounting, and other merger related fees with no associated merger-related benefit.

Risks Related to the Corporation’s Internal Controls and the Failure to Timely File its 2006 Form 10-K with the SEC

The Corporation May be Subjected to Negative Publicity That May Adversely Affect its Business.

As a result of the delay in filing its 2006 Annual Report on Form 10-K with the SEC and the existence of material weaknesses identified in 2006 in the Corporation’s internal controls over financial reporting, the Corporation has been subject to negative publicity. Although the Corporation is now current with its SEC filings and the material weaknesses have been remediated, the Corporation may continue to be subject to negative publicity. This negative publicity could have a material impact on the Corporation’s ability to attract new clients or the terms under which some clients are willing to continue to do business with the Corporation.

The Corporation Could Face Additional Adverse Consequences as a Result of its Late SEC Filing.

While the Corporation is now current with its SEC filings, the Corporation was late filing its 2006 Annual Report on Form 10-K and, as a result, First Charter will not be eligible to use a “short form” registration statement on Form S-3 and the Corporation may not be eligible to use a short form registration statement in the future if it fails to satisfy the conditions required to use short form registration. The Corporation’s inability to use a short form registration statement may impair its ability or increase the costs and complexity of efforts to raise funds in the public markets or use its stock as consideration in acquisitions should the Corporation desire to do so during this one year period. The Merger Agreement referred to above would also limit the Corporation’s ability to engage in such activity.

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

As of December 31, 2007, approximately 64 percent of the Corporation’s loan portfolio consisted of commercial non-real estate, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. They are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial non-real estate, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See Balance Sheet Analysis - Loan Portfolio in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s loan portfolio.

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

The Corporation’s Profitability Depends Significantly on Economic Conditions in its Markets of Operation.

The Corporation’s success depends primarily on the general economic conditions of the Carolinas, Georgia and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the metropolitan areas of Charlotte-Gastonia-Concord, Lincolnton, Statesville-Mooresville, Shelby, Forest City, Salisbury, Asheville, Brevard and Raleigh-Cary, all in the State of North Carolina. In 2006, the Corporation commenced banking operations in the Atlanta, Georgia metropolitan area. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans, and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, or unemployment in the Corporation’s primary markets, or changes in securities markets or other factors, could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Operates in a Highly Competitive Industry and Market Areas.

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

The Corporation Is Subject to Extensive Government Regulation and Supervision.

The Corporation, primarily through its banking and certain non-banking subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with these laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Government Supervision and Regulation in the accompanying Business section and Note 23 of the consolidated financial statements.

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

The Corporation Relies on Dividends from the Bank for Most of its Revenue.

First Charter Corporation is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest and principal on its outstanding debt securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Corporation. In the event the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service debt, pay obligations, or pay dividends on the Corporation’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Corporation’s business, financial condition, and results of operations. See Government Supervision and Regulation in the accompanying Business section and Note 23 of the consolidated financial statements.

Potential Acquisitions May Disrupt the Corporation’s Business and Dilute Shareholder Value.

From time to time the Corporation may seek merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or financial centers involves risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to the Corporation’s business;

•	potential diversion of the time and attention of the Corporation’s management;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

The Merger Agreement limits the Corporation’s ability to pursue merger and acquisition activity. The Corporation historically evaluated merger and acquisition opportunities and conducted due diligence activities related to possible transactions with other financial institutions and financial services companies.

As a result, merger or acquisition discussions and, in some cases, negotiations could take place and future mergers or acquisitions involving cash, debt or equity securities could occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation May Not Be Able to Attract and Retain Skilled Personnel.

The Corporation’s success depends, in large part, on its ability to attract and retain key personnel. Competition for these individuals in most businesses engaged in by the Corporation can be intense and the Corporation may not be able to hire or retain them. The pending merger with Fifth Third could result in the departure of employees who do not expect to be retained by Fifth Third or employees who do not wish to be employed by Fifth Third. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, institutional knowledge of the Corporation’s business and market, years of financial services experience, and the difficulty of promptly finding qualified replacement personnel. The Corporation has employment agreements or non-competition agreements with several of its senior and executive officers in an attempt to partially mitigate this risk.

The Corporation’s Information Systems May Experience a Failure, Interruption, or Breach in Security.

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation is Subject to Claims and Litigation Pertaining to Fiduciary Responsibility.

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether or not customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded, if such claims and legal actions are not resolved in a manner favorable to the Corporation, they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Severe Weather, Natural Disasters and Other Adverse External Events Could Significantly Impact the Corporation’s Business.

Severe weather, natural disasters, and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. The Southeast region of the United States is periodically impacted by hurricanes. For example, during 1989, Hurricane Hugo made landfall along the South Carolina coast and subsequently caused extensive flooding and destruction in the metropolitan area of Charlotte, North Carolina and other communities where the Corporation conducts business. While the impact of hurricanes may not significantly affect the Corporation, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

Risks Associated With The Corporation’s Common Stock

The Corporation’s Common Stock Price Can Be Volatile.

Stock price volatility may make it more difficult for a shareholder to resell the Corporation’s common stock when desired and at favorable prices. The Corporation’s common stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other financial institutions that investors deem comparable to the Corporation;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Corporation and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions, business combinations or capital commitments by or involving the Corporation or its competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	speculation regarding the status of the pending merger with Fifth Third.

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

An Investment in the Corporation’s Common Stock is Not an Insured Deposit.

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this Risk Factors section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation’s common stock, you may lose some or all of your investment.

The Corporation’s Articles of Incorporation, Bylaws and Stockholder Protection Rights Agreement, as well as Certain Banking Laws, May Have an Anti-Takeover Effect.

Provisions of the Corporation’s articles of incorporation and bylaws, federal banking laws, including regulatory approval requirements, and the Corporation’s Stockholder Protection Rights Agreement could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common stock. The Corporation satisfied the various requirements in the articles of incorporation and bylaws in connection with the Merger Agreement. There can be no assurance that such requirements would be satisfied in connection with any other transaction. The merger with Fifth Third has not yet received all required regulatory approvals.

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

The principal offices of the Corporation are contained within the First Charter Center, located at 10200 David Taylor Drive in Charlotte, North Carolina, which is owned by the Bank through its subsidiaries. The First Charter Center contains the corporate offices of the Corporation, as well as the operations, mortgage loan, and data processing departments of the Bank.

At December 31, 2007, the Bank operated 60 financial centers, four insurance offices, and 137 ATMs located in North Carolina and Georgia. As of that time, the Corporation and its subsidiaries owned 35 financial center locations and leased 25 financial center locations and its four insurance offices. The Corporation also leased facilities in Reston, Virginia and Asheville, North Carolina for loan origination.

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

There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2007.

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

Year Position
Name	Age	Office and Position	Held

Robert E. James, Jr.	57	President and Chief Executive Officer of the Registrant	2005 - Present
		President and Chief Executive Officer of the Bank	2004 - Present
		Executive Vice President of the Registrant	1999 - 2005
		Executive Vice President of the Bank	1999 - 2004

Stephen M. Rownd	48	Executive Vice President and Chief Banking Officer of the Registrant and the Bank	2006 - Present
		Executive Vice President and Chief Risk Officer of the Registrant and the Bank	2004 - 2006
		Executive Vice President and Chief Credit Officer of the Registrant and the Bank	2000 - 2004

Cecil O. Smith, Jr.	60	Executive Vice President and Chief Information Officer of the Registrant and the Bank	2005 - Present
		Vice President, Duke Energy Business Solutions	2004 - 2005
		Senior Vice President and Chief Information Officer, Duke Energy Corporation	1995 - 2004

J. Scott Ensor	44	Executive Vice President and Chief Risk Officer of the Registrant and the Bank	2006 - Present
		Senior Vice President and Director of Commercial Risk Management of the Bank	2004 - 2006
		Senior Vice President and Area Risk Manager of the Bank	2002 - 2004
		Senior Vice President and Credit Officer of Allfirst Bank	2000 - 2002

Stephen J. Antal	52	Executive Vice President, General Counsel and Corporate Secretary of the Registrant and the Bank	2006 - Present
		Senior Vice President, General Counsel and Corporate Secretary of the Registrant and the Bank	2005 - 2006
		Member, Womble, Carlyle, Sandridge and Rice, PLLC	2002 - 2005
		Senior Vice President and Assistant General Counsel, Wachovia Corporation (formerly First Union Corporation)	1996 - 2002

Sheila A. Stoke	58	Senior Vice President and Controller of the Registrant	2007 - Present
		Senior Vice President and Controller of the Bank	2006 - Present
		Senior Vice President - Finance, Stock Yards Bank and Trust Company	2005 - 2006
		Senior Vice President and Controller, Integra Bank NA	2003 - 2005
		Vice President and Controller, Republic Bank and Trust Co.	2002 - 2003
		Senior Vice President and Controller, Bank of Louisville and Trust Company	1985 - 2002

Josephine P. Sawyer	58	Senior Vice President (Registrant), Executive Vice President (Bank) and Director of Human Resources of the Registrant and the Bank	2005 - Present
		Principal/Search Consultant, JPS Consulting	1995 - 2005

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders, and Dividends

The principal market on which the Corporation’s common stock (“common stock”) is traded is the NASDAQ Global Select Market under the ticker symbol “FCTR”. The following table sets forth the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ Global Select Market:

	Quarter	High	Low

2007	First	$24.97	$21.29
	Second	22.83	19.09
	Third	30.58	17.78
	Fourth	30.93	27.75

2006	First	25.13	23.11
	Second	25.50	23.02
	Third	24.82	22.93
	Fourth	25.15	23.05

As of February 15, 2008, there were 6,839 record holders of the common stock.

During 2007 and 2006, the Corporation paid dividends on the common stock on a quarterly basis. The following table sets forth dividends declared per share of common stock for the periods indicated:

	Quarter	Dividend

2007	First	$0.195
	Second	0.195
	Third	0.195
	Fourth	0.195

2006	First	0.190
	Second	0.195
	Third	0.195
	Fourth	0.195

For additional information regarding the Corporation’s ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management and Note 23 of the consolidated financial statements.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, regarding the number of shares of the common stock that may be issued under the Corporation’s equity compensation plans:

	Shares to	Weighted-Average	Shares
	Be Issued	Option	Available for
	Upon Exercise(1)	Exercise Price	Future Grants

Plans approved by shareholders	1,099,948	$20.37	1,489,285
Plans not approved by shareholders	—	—	—

Total	1,099,948	$20.37	1,489,285

(1)	Does not include outstanding options to purchase 24,584 shares of common stock assumed through various acquisitions. As of December 31, 2007, these assumed options had a weighted-average exercise price of $16.25 per share and are all exercisable.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the Corporation’s repurchases of common stock during the quarter ended December 31, 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares
	Total Number	Average Price	as Part of	That May Yet be
	of Shares	Paid	Publicly-Announced	Purchased under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs

October 1, 2007 - October 31, 2007	—	—	—	1,125,400
November 1, 2007 - November 30, 2007	—	—	—	1,125,400
December 1, 2007 - December 31, 2007	—	—	—	1,125,400

Total	—	—	—	1,125,400

On January 23, 2002, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to 1.5 million shares of the Corporation’s common stock from time to time. As of December 31, 2007, the Corporation had repurchased all shares under this authorization.

On October 24, 2003, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of December 31, 2007, the Corporation had repurchased 374,600 shares under this authorization.

There were no repurchases of the Corporation’s common stock during the three months ended December 31, 2007. There were 500,000 shares repurchased of the Corporation’s common stock during the twelve months ended December 31, 2007. The maximum number of shares that may yet be purchased under the October 24, 2003 plan was 1,125,400 at December 31, 2007 and this stock repurchase authorization has no set expiration or termination date.

The Corporation does not anticipate repurchasing any additional shares due to the proposed merger with Fifth Third. For additional information on the proposed merger with Fifth Third, see Item 1 Business - General of this Form 10-K.

Five-Year Total Return Performance Graph

The following graph compares the Corporation’s five-year cumulative total shareholder return with the cumulative total return of the NASDAQ Composite Index and the SNL Southeast Bank Index. The cumulative total shareholder return for each of these groups assumes the reinvestment of dividends and is expressed in dollars based on an assumed initial investment of $100.

Total Return Performance

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Charter Corporation	100.00	112.78	156.02	145.68	155.17	194.87
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Southeast Bank Index	100.00	125.58	148.92	152.44	178.75	134.65

Source: SNL Financial LC

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

Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements, and which may be beyond the Corporation’s control, include, among others, the following possibilities: (i) projected results in connection with management’s implementation of, or changes in, the Corporation’s business plan and strategic initiatives, including the Corporation’s balance sheet initiatives; (ii) competitive pressure among financial services companies increases significantly; (iii) costs or difficulties related to the integration of acquisitions, including deposit attrition, customer retention and revenue loss, or expenses in general are greater than expected; (iv) general economic conditions, in the markets in which the Corporation does business, are less favorable than expected; (v) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected, including the Penland loans described herein; (vi) changes in the interest rate environment, or interest rate policies of the Board of Governors of the Federal Reserve System, may reduce interest margins and affect funding sources; (vii) changes in market rates and prices may adversely affect the value of financial products; (viii) legislation or regulatory requirements or changes thereto, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (ix) regulatory compliance cost increases are greater than expected; (x) the passage of future tax legislation, or any negative regulatory, administrative or judicial position, may adversely impact the Corporation; (xi) the Corporation’s competitors may have greater financial resources and may develop products that enable them to compete more successfully in the markets in which the Corporation operates; (xii) changes in the securities markets, including changes in interest rates, may adversely affect the Corporation’s ability to raise capital from time to time; and (xiii) costs and difficulties related to the consummation of the proposed merger with Fifth Third may be greater than expected and the consummation remains subject to the satisfaction of various required conditions that may be delayed or may not be satisfied at all.

Overview

First Charter Corporation (NASDAQ: FCTR) (hereinafter referred to as “First Charter,” the “Corporation,” or the “Registrant”), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.9 billion and is the holding company for First Charter Bank (“Bank”). As of December 31, 2007, First Charter operated 60 financial centers, four insurance offices, and 137 ATMs throughout North Carolina and Georgia, and also operated loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, and mortgages. The results of operations of the Bank constitute the substantial majority of the consolidated net income, revenue, and assets of the Corporation.

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

Noninterest expense is the primary component of expense for the Corporation. Noninterest expense is primarily composed of corporate operating expenses, including salaries and benefits, occupancy and equipment, professional fees, and other operating expense. The provisions for loan losses and income taxes are also considered material expenses.

Proposed Merger with Fifth Third

On August 15, 2007, First Charter and Fifth Third Bancorp entered into an Agreement and Plan of Merger, as amended by the Amended and Restated Plan of Merger, dated September 14, 2007 by and among First Charter, Fifth Third, and Fifth Third Financial. Under the terms of the Merger Agreement, First Charter will be merged with and into Fifth Third Financial. The Merger Agreement has been approved by the Board of Directors of First Charter, Fifth Third and Fifth Third Financial. On January 18, 2008, First Charter shareholders approved the Merger Agreement. The Merger Agreement is subject to customary closing conditions, including regulatory approval. First Charter is planning for a closing in the second quarter of 2008, although no assurance can be given in this regard.

Pursuant to the Merger Agreement, at the effective time of the merger, each common share of First Charter issued and outstanding immediately prior to the effective time (other than common shares held directly or indirectly by First Charter or Fifth Third) will be converted, at the election of the owner of the common share, into either $31.00 cash or shares of Fifth Third common stock with a value of $31.00 per share, or both. Under the terms of the Merger Agreement, approximately 30 percent of First Charter shares will be converted to cash and approximately 70 percent will be converted to Fifth Third common stock.

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

In connection with the proposed merger with Fifth Third, the Corporation has incurred expenses of approximately $1.3 million of merger-related costs for 2007.

As previously disclosed, First Charter has been informed by Fifth Third that in February 2008 a shareholder of Fifth Third filed a derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against the members of Fifth Third’s board of directors and, nominally, Fifth Third, alleging breach of fiduciary duty and waste of corporate assets, among other charges, in relation to the approval of Fifth Third’s acquisition of First Charter. The suit seeks, with respect to the completion of the acquisition, an injunction to stop the acquisition of First Charter and an independent valuation of First Charter as to its worth. The suit also seeks unspecified compensatory damages to be paid to Fifth Third by its directors as well as costs and attorneys fees to the plaintiff. The suit is in its earliest stage and Fifth Third has stated that the impact of the final disposition cannot be assessed at this time. First Charter and its legal counsel are reviewing the complaint carefully and intend to take such action as is appropriate and necessary to protect First Charter’s interests in the Merger Agreement with Fifth Third.

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

Existing Markets and Expansion

During 2005, First Charter implemented a growth strategy intended to both expand the First Charter footprint into high growth markets and to optimize existing locations through attracting new customers and retaining existing customers. As part of the strategic growth strategy, First Charter expanded operations into the Raleigh, North Carolina, metro area. The Raleigh metro area is expected to have at or above average household income and growth rates relative to the North Carolina and national averages. First Charter operates five financial centers and 26 ATMs in the Raleigh market.

In November 2006, the Corporation entered the greater Atlanta, Georgia metropolitan market with the acquisition of GBC and its banking subsidiary, Gwinnett Bank, with financial centers located in Lawrenceville and Alpharetta, Georgia. By expanding into the Atlanta metropolitan market, the Corporation has been able to spread its credit risk over multiple market areas and states, as well as gain access to another large market area as a source for core deposits. The Georgia counties in which First Charter operates boast some of the strongest demographic growth trends in the nation, and the median household income in these counties is significantly higher than the median income for Georgia and the southeastern United States. First Charter has two financial centers and operates three ATMs in the Atlanta market.

During the first quarter of 2007, the Corporation opened its fifth financial center in the Raleigh market and during the third quarter of 2007, the Corporation opened its Renaissance Square financial center, to bring its total financial centers to 60 at December 31, 2007. The Renaissance Square financial center is located in a rapidly expanding growth area in the northern section of Cabarrus County, North Carolina, adjacent to the Mecklenburg County line and the town of Davidson, North Carolina.

Recent Challenges

During the fourth quarter of 2006, the Corporation closed two significant transactions, the acquisition of GBC and the sale of Southeastern Employee Benefits Services (“SEBS”), its employee benefits administration business. In addition, the Corporation was faced with several new accounting standards. The numerous challenges that these events posed for the Corporation were compounded by a key vacancy in the leadership of its accounting area and turnover within other key finance positions, and exposed certain material weaknesses in the Corporation’s internal control over financial reporting. During 2007, management implemented a remediation plan to address these material weaknesses. As of December 31, 2007, the Corporation has concluded that these previously identified material weaknesses have been remediated and that the Corporation’s internal controls over financial reporting were effective. See Item 9A. Controls and Procedures.

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

As of December 31, 2007, the Corporation had an aggregate outstanding balance of $3.7 million to individual lot purchasers related to Penland, net of $10.4 million charged off during the year. Based on management’s assessment of probable incurred losses associated with the Penland loan portfolio, the Corporation recorded an allowance for loan losses of $1.3 million as of December 31, 2007. Additionally, based on management’s assessment of the individual borrowers, $1.1 million of the Penland loans were on nonaccrual status as of December 31, 2007 and all of the previously recognized interest income related to these nonaccrual loans was reversed.

On July 31, 2007, the General Assembly of North Carolina passed House Bill 1473 which includes a provision that disallows the deduction of dividends paid by captive real estate investment trusts (“REITs”) for the purposes of determining North Carolina taxable income. First Charter, through its subsidiaries, participates in two entities classified as captive REITs from which First Charter has historically received dividends which resulted in certain tax benefits taken within First Charter’s tax returns and consolidated financial statements. This legislation is effective for taxable years beginning on or after January 1, 2007.

As a result of this legislation, during the third quarter of 2007, First Charter recorded $1.0 million, net of reserve, of additional income tax expense as it eliminated the dividend received deduction previously recorded during 2007. This increased First Charter’s effective tax rate for 2007, and it is expected to increase the effective tax rate for future periods. Additionally, tax expense was reduced by $0.4 million as a result of the expiration of the relevant Federal statute of limitations. The net impact of these two events was a $0.6 million increase to income tax expense for the year ended December 31, 2007.

On December 31, 2007, the Superior Court of North Carolina ruled in favor of the State of North Carolina in the Wal-Mart Stores East Inc. v Reginald S. Hinton, Secretary of Revenue of State of North Carolina case (“Wal-Mart case”). This ruling was made available to the public on January 4, 2008 and the case has been appealed by the taxpayer to the North Carolina Court of Appeals. The Corporation’s REIT position has certain facts that are similar as those in the above-mentioned Wal-Mart case.

The Corporation is currently evaluating its reserves for uncertain tax positions in accordance with FIN 48 which requires remeasurement of uncertain tax positions to be based on the information that became available during the first quarter of 2008. The Corporation has yet to quantify the impact that the Wal-Mart case ruling will have on its consolidated financial statements, but believes the amount could be material. The Corporation’s maximum exposure related to this matter is approximately $13.5 million. The Corporation will record the remeasurement of its uncertain tax position related to the Wal-Mart case in the first quarter of 2008.

Financial Summary

The Corporation’s net income was $41.3 million, or $1.18 per diluted share, a $6.1 million decrease from net income of $47.4 million in 2006. Return on average assets and return on average equity was 0.85 percent and 9.07 percent for 2007, respectively, compared to 1.08 percent and 13.45 percent for 2006, respectively. Fiscal year 2007 includes a full-year’s impact of the GBC acquisition, while 2006 includes two months of GBC results.

For 2007, the provision for loan losses was $19.9 million, a $14.6 million increase, from a $5.3 million provision for loan losses in 2006. The increase in provision for loan losses included $11.7 million related to Penland. The allowance for loan losses as a percentage of portfolio loans was 1.21 percent and 1.00 percent as of December 31, 2007 and 2006, respectively.

During 2007 and 2006, several material transactions occurred, which impacted noninterest income and noninterest expense. In 2007, the Corporation incurred costs related to the potential merger with Fifth Third, recognized distributions from the Corporation’s equity method investments, and recorded gains on the sales of certain properties. In 2006, material transactions included the sale of the Corporation’s employee benefits administration business, the sale of two financial centers, distributions received from the Corporation’s equity method investments, the further repositioning of the Corporation’s securities portfolio, the restructuring of the Corporation’s BOLI investment, the acceleration of vesting on all stock options granted from 2003 to 2005, the separation expense of certain employees, and the merger costs associated with the GBC acquisition.

Earnings Analysis for Fourth Quarter 2007 versus Fourth Quarter 2006

For the fourth quarter of 2007, net income was $8.9 million, or $0.25 per diluted share, compared to net income of $12.0 million, or $0.36 per diluted share, for the 2006 fourth quarter. The fourth quarter of 2007 was impacted by continued higher provision for loan losses expense, largely due to the Penland development, and ongoing merger expenses caused by the pending merger with Fifth Third. These items were partially offset by property sale gains that were recognized in the fourth quarter of 2007.

The net interest margin, on a tax-equivalent basis, decreased 15 basis points to 3.25 percent in the fourth quarter of 2007 from 3.40 percent in the fourth quarter of 2006. The margin was negatively impacted by the Corporation’s interest earning assets repricing faster than interest bearing liabilities, and by unusually high competitive pricing for time deposits. Net interest income declined to $35.4 million, representing a $0.6 million, or 1.8 percent, decline over the fourth quarter of 2006.

Compared to the fourth quarter of 2006, earning-asset yields decreased 9 basis points to 6.87 percent. The decline was driven by a 28 basis point decline in loan yields to 7.28 percent, partially mitigated by a 45 basis point increase in securities yields to 5.29 percent. This decrease in loan yields was a direct result of lower short-term interest rates to the year-ago quarter. The Federal Reserve lowered the rate that banks can lend to each other (“federal funds rate”) by 100 basis points from year-end 2006 to year-end 2007. The ending federal funds rate was 4.25 percent as of December 31, 2007.

On the liability side of the balance sheet, the cost of interest-bearing liabilities increased 8 basis points during the fourth quarter of 2007, compared to the fourth quarter of 2006. This was comprised of an 8 basis point increase in interest-bearing deposit costs to 3.81 percent, while other borrowing costs increased 7 basis points to 4.97 percent.

Provision for loan losses expense totaled $6.1 million, compared to $1.5 million in the fourth quarter of 2006. Provision for the Penland development resulted in $2.5 million of additional expense during the fourth quarter of 2007. Net charge-offs during the fourth quarter 2007 totaled $6.7 million, with $5.2 million attributable to Penland, compared to total net charge-offs of $0.7 million during the fourth quarter 2006.

Noninterest income from continuing operations totaled $20.1 million, compared to $17.4 million for the fourth quarter of 2006. Of this increase, $1.4 million was attributable to property sale gains that were realized in the fourth quarter of 2007. Additionally, deposit service charges, ATM, debit card, and merchant fees, mortgage services, and wealth management revenue were all contributors to growth in the Corporation’s noninterest income. Partially offsetting the growth in these key areas was $0.2 million less in insurance revenue in the 2007 fourth quarter, compared to the 2006 fourth quarter.

Noninterest expense from continuing operations for the 2007 fourth quarter increased $1.9 million to $35.8 million, compared to $33.9 million for the fourth quarter of 2006. The most significant driver of the increase was professional fees, with total fourth quarter 2007 expense of $3.8 million, or $1.6 million higher than the year-ago quarter. Approximately $0.6 million of the increase resulted from expenses related to the pending merger with Fifth Third. Marketing expense increased $0.4 million as a result of a greater number of marketing campaigns in the fourth quarter 2007 compared to the year-ago quarter. During the fourth quarter 2007, charitable contribution expense increased $0.4 million, compared to the fourth quarter 2006. Data processing, foreclosed properties, and occupancy and equipment were also higher. These increases were partially offset by decreases in salaries and benefits, postage and supplies, telecommunications, and other noninterest expense.

The effective tax rate for the fourth quarter of 2007 was 33.9 percent, compared with 33.0 percent in the fourth quarter of 2006. The effective tax rate excludes the effects of discontinued operations in the fourth quarter of 2006. The higher effective tax rate for 2007 reflects the impact of the previously mentioned loss of the state dividend received deduction.

Average fully diluted shares increased 1.5 million to 35.1 million shares in the fourth quarter of 2007. The most significant drivers of the increase were a full quarter’s impact resulting from the merger with GBC, which occurred on November 1, 2006, and the decease in the number of anti-dilutive shares. Partially offsetting these increases was the share repurchases which occurred in the second quarter of 2007.

Table One
Selected Financial Data

	For the Calendar Year
(Dollars in thousands, except share and per share amounts)	2007	2006	2005	2004	2003

Income statement
Interest income	$309,892	$264,929	$224,605	$187,303	$178,292
Interest expense	163,006	131,219	99,722	64,293	70,490

Net interest income	146,886	133,710	124,883	123,010	107,802
Provision for loan losses	19,945	5,290	9,343	8,425	27,518
Noninterest income	78,254	67,678	46,738	57,038	62,282
Noninterest expense	142,528	124,937	127,971	107,496	125,065

Income from continuing operations before income tax expense	62,667	71,161	34,307	64,127	17,501
Income tax expense	21,363	23,799	9,132	21,889	3,313

Income from continuing operations, net of tax	41,304	47,362	25,175	42,238	14,188
Discontinued operations:
Income (loss) from discontinued operations	—	36	224	337	(69)
Gain on sale	—	962	—	—	—
Income tax expense (benefit)	—	965	88	133	(27)

Income (loss) from discontinued operations, net of tax	—	33	136	204	(42)

Net income	$41,304	$47,395	$25,311	$42,442	$14,146

Per common share
Basic earnings per share
Income from continuing operations	$1.19	$1.50	$0.83	$1.41	$0.48
Income from discontinued operations, net of tax	—	—	—	0.01	—
Net income	1.19	1.50	0.83	1.42	0.47
Diluted earnings per share
Income from continuing operations	1.18	1.49	0.82	1.40	0.47
Income from discontinued operations, net of tax	—	—	—	0.01	—
Net income	1.18	1.49	0.82	1.40	0.47
Average shares
Basic	34,612,184	31,525,366	30,457,573	29,859,683	29,789,969
Diluted	34,988,021	31,838,292	30,784,406	30,277,063	30,007,435
Cash dividends declared	$0.78	$0.78	$0.76	$0.75	$0.74
Period-end book value	13.39	12.81	10.53	10.47	10.08

Ratios
Return on average equity	9.07%	13.45%	7.86%	14.05%	4.50%
Return on average assets	0.85	1.08	0.56	0.98	0.35
Net yield on earning assets	3.36	3.37	3.05	3.14	3.00
Average portfolio loans to average deposits	108.89	105.72	101.75	92.48	85.56
Average equity to average assets	9.39	8.06	7.18	6.99	7.85
Efficiency ratio(1)	62.6	59.6	59.4	59.8	65.4
Dividend payout	66.1	52.0	92.7	53.6	157.4

Selected period-end balances
Portfolio loans, net	$3,460,593	$3,450,087	$2,917,020	$2,412,529	$2,227,030
Loans held for sale	14,145	12,292	6,447	5,326	5,137
Allowance for loan losses	42,414	34,966	28,725	26,872	25,607
Investment in securities(2)	909,661	906,415	899,111	1,652,732	1,601,900
Assets	4,862,417	4,856,717	4,232,420	4,431,605	4,206,693
Deposits	3,221,619	3,248,128	2,799,479	2,609,846	2,427,897
Other borrowings	1,120,141	1,098,698	1,068,574	763,738	473,106
Total liabilities	4,394,073	4,409,355	3,908,825	4,116,918	3,907,254
Shareholders’ equity	468,344	447,362	323,595	314,687	299,439

Selected average balances
Portfolio loans	$3,511,560	$3,092,801	$2,788,755	$2,353,605	$2,126,821
Loans held for sale	10,476	9,019	6,956	9,502	25,927
Investment in securities(2)	914,233	920,961	1,361,507	1,623,102	1,464,704
Earning assets	4,446,895	4,033,031	4,164,969	4,004,678	3,662,460
Assets	4,852,712	4,369,834	4,489,083	4,322,727	4,009,511
Deposits	3,224,805	2,925,506	2,740,742	2,544,864	2,485,711
Other borrowings	1,118,089	1,049,165	1,375,910	1,428,124	1,159,889
Shareholders’ equity	455,614	352,253	322,226	302,101	314,562

(1)	Noninterest expense less debt extinguishment expense and derivative termination costs, divided by the sum of taxable-equivalent net interest income plus noninterest income less gain (loss) on sale of securities, net. Excludes the results of discontinued operations.

(2)	Includes available for sale securities and Federal Home Loan Bank and Federal Reserve Bank stock.

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

The following is a summary of three accounting policies that the Corporation has identified as being critical in terms of judgments and the extent to which estimates are used. In many cases, there are numerous alternative judgments that could be used in the process of estimating values of assets or liabilities. Where alternatives exist, the Corporation has used the factors that it believes represent the most reasonable value in developing the inputs for the valuation. Actual performance that differs from the Corporation’s estimates of the key variables could affect net income.

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

The first component of the allowance for loan losses, the valuation allowance for impaired loans, is computed based on documented reviews performed by the Corporation’s Credit Risk Management for impaired relationships greater than $150,000. Credit Risk Management typically estimates these valuation allowances by considering the fair value of the underlying collateral for each impaired loan using current appraisals. The results of these estimates are updated quarterly or periodically as circumstances change. Changes in the dollar amount of impaired loans or in the estimates of the fair value of the underlying collateral can impact the valuation allowance on impaired loans and, therefore, the overall allowance for loan losses.

The second component of the allowance for loan losses, the portion attributable to all other loans without specific reserve amounts, is determined by applying reserve factors to the outstanding balance of loans. The portfolio is segmented into two major categories: commercial loans and consumer loans. Commercial loans are segmented further by risk grade, so that separate reserve factors are applied to each pool of commercial loans. The reserve factors applied to the commercial segments are determined using a migration analysis that computes current loss estimates by credit grade using a 60-month trailing loss history. Since the migration analysis is based on trailing data, the reserve factors are changed based on actual losses and other judgmentally determined factors. Changes in commercial loan credit grades can also impact this component of the allowance for loan losses from period to period. Consumer loans which include mortgage, general consumer, consumer real estate, home equity and consumer unsecured loans are segmented by homogeneous pools in order to apply separate reserve factors to each pool of consumer loans. The reserve factors applied to the consumer segments are a 36-month rolling average of losses. Since the reserve factors are based on historical loss data, the percentage loss estimates can change period-to-period based on actual losses.

The third component of the allowance for loan losses is intended to capture the various risk elements of the loan portfolio which may not be sufficiently captured in the historical loss rates. These factors include intrinsic risk, operational risk, concentration risk and model risk. Intrinsic risk relates to the impact of current economic conditions on the Corporation’s borrower base, the effects of which may not be realized by the Corporation in the form of charge-offs for several periods. The Corporation monitors and documents various local, regional and national economic data, and makes subjective estimates of the impact of changes in economic conditions on the allowance for loan losses. Operational risk includes factors such as the likelihood of loss on a loan due to procedural error. Historically, the Corporation has made additional loss estimates for certain types of loans that were either acquired from other institutions in mergers or were underwritten using policies that are no longer in effect at the Corporation. These identified loans are considered to have higher risk of loss than currently reflected in historical loss rates of the Corporation, so additional estimates of loss are made by management. Concentration risk includes the risk of loss due to extensions of credit to a particular industry, loan type or borrower that may be troubled. The Corporation monitors its portfolio for any excessive concentrations of loans during each period, and if any excessive concentrations are noted, additional estimates of loss are made. Model risk reflects the inherent uncertainty of estimates within the allowance for loan losses model. Changes in the allowance for loan losses for these subjective factors can arise from changes in the balance and types of outstanding loans, as well as changes in the underlying conditions which drive a change in the percentage used. As more fully discussed below, the Corporation continually monitors the portfolio in an effort to identify any other factors which may have an impact on loss estimates within the portfolio.

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

As previously disclosed, the Corporation has recorded a provision for loan losses related to Penland. The Corporation continues to evaluate the Penland lot loan portfolio. Subsequent developments related to the Penland loans may have a significant impact on the provision for loan losses.

For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see Credit Risk Management — Allowance for Loan Losses.

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

Reserves for income tax uncertainties are determined using a two-step process in accordance with FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, and requires significant management judgment. In the first step of the process, the Corporation determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the Corporation determines that a tax position has met the more-likely-than-not threshold, the Corporation then determines the amount that would be recognized in its financial statements. In calculating the amount recognized in the financial statements, the Corporation considers the amounts and probabilities that could be recognized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

Identified Intangible Assets and Goodwill

The Corporation records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141, Business Combinations. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. During 2007, the Corporation finalized the valuations of certain of its acquired assets and liabilities related to GBC. This refinement impacted the allocation of the GBC purchase price and the resulting goodwill. Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other identified intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The ongoing value of goodwill is ultimately supported by revenue from the Corporation’s businesses and its ability to deliver cost-effective services over future periods. Any decline in revenue resulting from a lack of growth or the inability to effectively provide services could potentially create an impairment of goodwill.

Earnings Performance

First Charter Corporation’s net income was $41.3 million for 2007, compared to $47.4 million for 2006. Earnings were $1.18 per diluted share, a decrease of $0.31 per diluted share from $1.49 a year ago. Total revenue increased 11.8 percent to $225.1 million, compared to $201.4 million a year ago. The increase in revenue was primarily driven by two factors. First, net interest income increased $13.2 million to $146.9 million. This increase is attributable to a full year of GBC results in 2007, compared to two months of GBC results in 2006 and the Corporation’s net interest margin expanding 3 basis points to 3.40 percent. Second, noninterest income from continuing operations, excluding securities losses in both 2007 and 2006, increased $4.5 million, or 6.2 percent, primarily due to higher deposit service charges, ATM, debit card, and merchant fees, wealth management and BOLI revenue, and the gain on property sales. Partially offsetting these revenue increases was a $17.6 million increase of noninterest expense from continuing operations.

Net charge-offs as a percentage of average portfolio loans has increased from 0.11 in 2006 to 0.36 percent in 2007.

Net Interest Income and Margin

Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for the last three years is presented in Table Two. Net interest income on a taxable-equivalent basis (“FTE”) is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income, on a taxable-equivalent basis, from year to year are analyzed in Table Three. The discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America. For 2007, net interest income was $146.9 million, an increase of $13.2 million, or 9.9 percent, from net interest income of $133.7 million in 2006.

Compared to 2006, earning-asset yields increased 39 basis points to 7.02 percent. This increase was driven by several factors. First, loan yields increased 27 basis points to 7.53 percent. Second, securities yields increased 59 basis points to 5.11 percent. Third, the mix of higher-yielding (loan) assets continued to improve as the Corporation continues to focus on generating higher-yielding commercial loans, partially funded by runoff in its lower yielding mortgage loan portfolio. Lastly, the percentage of investment security average balances (which, on average, have lower yields than loans) to total earning asset average balances fell from 22.8 percent to 20.6 percent over the past year.

Earning-asset average balances increased $413.9 million to $4.4 billion at December 31, 2007, compared to $4.0 billion for 2006. The increase was primarily due to the GBC acquisition and also some organic loan growth.

On the liability side of the balance sheet, the cost of interest-bearing liabilities increased 49 basis points, compared to 2006. This increase was comprised of a 53 basis point increase in interest-bearing deposit costs to 3.84 percent, while other borrowing costs increased 42 basis points to 5.07 percent. During the first half of 2006, the Federal Reserve raised the federal funds rate by 100 basis points. The Federal Reserve lowered the federal funds rate by 50 basis points in third quarter 2007 and by an additional 50 basis points in the fourth quarter 2007.

Net interest income and yields on earning-asset average balances and interest expense and rates paid on interest-bearing liability average balances, and the net interest margin follow:

Table Two
Average Balances and Net Interest Income Analysis

	For the Calendar Year
	2007			2006			2005

	Daily	Interest	Average	Daily	Interest	Average	Daily	Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Assets
Earning assets
Loans and loans held for sale(1)(2)(3)(4)	$3,522,036	$265,119	7.53%	$3,101,820	$225,195	7.26%	$2,795,711	$172,961	6.19%
Investment securities - taxable(4)(5)	819,023	41,133	5.02	819,791	35,613	4.34	1,251,477	47,657	3.81
Investment securities - tax-exempt	95,210	5,619	5.90	101,170	6,012	5.94	110,030	6,100	5.54
Federal funds sold	5,572	282	5.06	5,369	267	4.97	1,883	60	3.19
Interest-bearing bank deposits	5,054	224	4.43	4,881	204	4.18	5,868	163	2.78

Total earning assets	4,446,895	$312,377	7.02%	4,033,031	$267,291	6.63%	4,164,969	$226,941	5.45%

Cash and due from banks	79,902			81,497			94,971

Other assets	325,915			255,306			229,143

Total assets	$4,852,712			$4,369,834			$4,489,083

Liabilities and shareholders’ equity
Interest-bearing liabilities
Demand deposits	$417,682	$5,110	1.22%	$370,458	$2,949	0.80%	$343,663	$1,111	0.32%
Money market accounts	621,398	21,567	3.47	589,887	18,718	3.17	496,982	9,220	1.86
Savings deposits	110,343	242	0.22	117,862	259	0.22	123,305	277	0.22
Retail certificates of deposit	1,214,037	57,660	4.75	993,631	41,066	4.13	968,752	29,358	3.03
Brokered certificates of deposit	408,120	21,720	5.32	421,108	19,456	4.62	409,882	13,490	3.29
Retail other borrowings	89,894	2,701	3.00	113,126	2,877	2.54	115,308	1,812	1.57
Wholesale other borrowings	1,028,195	54,006	5.25	936,039	45,894	4.90	1,260,602	44,454	3.53

Total interest-bearing liabilities	3,889,669	163,006	4.19%	3,542,111	131,219	3.70%	3,718,494	99,722	2.68%

Noninterest-bearing deposits	453,225			432,560			398,158

Other liabilities	54,204			42,910			50,205

Shareholders’ equity	455,614			352,253			322,226

Total liabilities and shareholders’ equity	$4,852,712			$4,369,834			$4,489,083

Net interest spread			2.83%			2.93%			2.77%

Contribution of noninterest bearing sources			0.53			0.44			0.28

Net interest income/ yield on earning assets		$149,371	3.36%		$136,072	3.37%		$127,219	3.05%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of $4,324, $3,104, and $2,343 for 2007, 2006, and 2005, respectively.

(4)	Yields on tax-exempt securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for 2007, 2006, and 2005. The adjustments made to convert to a taxable-equivalent basis were $2,486, $2,362, and $2,336 for 2007, 2006, and 2005, respectively.

(5)	Includes available for sale securities and Federal Home Loan Bank and Federal Reserve Bank stock.

The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Table Three
Volume and Rate Variance Analysis

	2007 vs 2006			2006 vs 2005

	Due to Change in		Net	Due to Change in		Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change

Increase (decrease) in tax-equivalent interest income
Loans and loans held for sale(1)	$31,391	$8,533	$39,924	$20,209	$32,025	$52,234
Investment securities - taxable(1)(2)	(33)	5,553	5,520	(18,082)	6,038	(12,044)
Investment securities - tax-exempt	(352)	(41)	(393)	(510)	422	(88)
Federal funds sold	10	5	15	159	48	207
Interest-bearing bank deposits	7	13	20	(31)	72	41

Total	$31,023	$14,063	$45,086	$1,745	$38,605	$40,350

Increase (decrease) in interest expense
Deposits:
Demand	$415	$1,746	$2,161	$93	$1,745	$1,838
Money market	1,034	1,815	2,849	1,979	7,519	9,498
Savings	(16)	(1)	(17)	(12)	(6)	(18)
Retail certificates of deposit	9,922	6,672	16,594	772	10,936	11,708
Brokered certificates of deposit	(615)	2,879	2,264	379	5,587	5,966
Retail other borrowings	(648)	472	(176)	(35)	1,100	1,065
Wholesale other borrowings	4,705	3,407	8,112	(13,221)	14,661	1,440

Total	$14,797	$16,990	$31,787	$(10,045)	$41,542	$31,497

Increase in tax-equivalent net interest income			$13,299			$8,853

(1)	Income on tax-exempt securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

(2)	Includes available for sale securities and Federal Home Loan Bank and Federal Reserve Bank stock.

Noninterest Income

The major components of noninterest income are derived from service charges on deposit accounts, ATM, debit and merchant fees, and mortgage, brokerage, insurance, and wealth management revenue. In addition, the Corporation realizes gains and losses on securities, equity investments, Small Business Administration (“SBA”) loan sales, bank-owned property sales, and income from its BOLI policies.

Historical noninterest income and expense amounts have been restated to reflect the effect of reporting the previously announced sale of Southeastern Employee Benefits Services (“SEBS”) in the fourth quarter of 2006 as discontinued operations and to reflect the implementation of SAB 108 at year-end 2006.

Details of noninterest income follow:

Table Four
Noninterest Income

	For the Calendar Year
(In thousands)	2007	2006	2005

Service charges on deposits	$30,893	$28,962	$27,809
ATM, debit, and merchant fees	10,366	8,395	6,702
Insurance services	13,077	13,366	12,546
Brokerage services	4,053	3,182	3,119
Mortgage services	3,813	3,062	2,873
Wealth management	3,487	2,847	2,410
Bank owned life insurance	4,631	3,522	4,311
Equity method investment gains (losses), net	1,866	3,983	(271)
Property sale gains, net	1,706	645	1,853
Gain on sale of Small Business Administration loans	1,187	126	—
Securities gains (losses), net	204	(5,828)	(16,690)
Gain on sale of deposits and loans	—	2,825	—
Other	2,971	2,591	2,076

Noninterest income from continuing operations	78,254	67,678	46,738
Noninterest income from discontinued operations	—	3,012	3,475
Gain on sale from discontinued operations	—	962	—

Total noninterest income	$78,254	$71,652	$50,213

Selected items included in noninterest income follow:

Table Five
Selected Items Included in Noninterest Income

	For the Calendar Year
(In thousands)	2007	2006	2005

Equity method investment gains (losses), net	$1,866	$3,983	$(271)
Property sale gains, net	1,706	645	1,853
Securities gains (losses), net	204	(5,828)	(16,690)
Gain on sale of deposits and loans	—	2,825	—
Gains related to reinsurance arrangement	335	99	—

Noninterest income from continuing operations for 2007 was $78.3 million, an increase of $10.6 million, or 15.6 percent, from $67.7 million for 2006. The primary factors for this increase include the following:

•	Revenue from deposit service charges increased $1.9 million, principally reflecting a growth in the number of checking accounts.

•	ATM, debit and merchant card services revenue was $2.0 million higher, reflecting both a growth in the number of accounts and increased transactions.

•	The $1.1 million increase in BOLI was the result of the restructuring of $21.5 million of BOLI in mid-2006, the purchase of $10.0 million in new coverage, and the addition of $5.9 million of BOLI from GBC.

•	Equity method investment gains were $2.1 million lower in 2007 as compared with 2006. The returns on the equity method investments vary from period to period and income is recorded when earned.

•	Property sale gains increased $1.1 million. During 2007, property sale gains of $1.7 million were principally due to two properties. During 2006, the sale of two financial centers resulted in property sale gains of $0.4 million.

•	Although the Corporation originated SBA loans prior to the GBC acquisition, the Corporation retained these loans. The Corporation now sells certain of these loans. Gains on SBA loan sales were $1.2 million in 2007 and $0.1 million in 2006.

•	During 2007, the Corporation recognized $0.2 million of gains related to the sale of certain equity securities, net of $48,000 of other-than-temporary impairment charges. The Corporation recognized losses of $5.8 million on the sale of lower-yielding securities during 2006.

•	The sale of two financial centers in 2006 generated gains of $2.8 million attributable to the sale of loans and deposits. There were no similar gains recognized during 2007.

Noninterest Expense

Details of noninterest expense follow:

Table Six
Noninterest Expense

	For the Calendar Year
(Dollars in thousands)	2007	2006	2005

Salaries and employee benefits	$79,136	$69,237	$61,428
Occupancy and equipment	18,744	18,144	16,565
Data processing	6,681	5,768	5,171
Marketing	4,587	4,711	4,668
Postage and supplies	4,425	4,834	4,478
Professional services	14,054	8,811	8,072
Telecommunications	2,261	2,193	2,139
Amortization of intangibles	1,098	654	378
Foreclosed properties	976	755	386
Debt extinguishment expense	—	—	6,884
Derivative termination costs	—	—	7,770
Other	10,566	9,830	10,032

Noninterest expense from continuing operations	142,528	124,937	127,971
Noninterest expense from discontinued operations	—	2,976	3,251

Total noninterest expense	$142,528	$127,913	$131,222

Full-time equivalent employees at year-end	1,073	1,099	1,064

Efficiency ratio(1)	62.6%	59.6%	59.4%

(1) Noninterest expense divided by the sum of taxable-equivalent net interest income plus noninterest income less securities gains (losses), net. Excludes the results of discontinued operations and the impact of the debt extinguishment and derivative termination charges related to the balance sheet repositioning in 2005.

Selected items included in noninterest expense follow:

Table Seven
 Selected Items Included in Noninterest Expense

	For the Calendar Year
(In thousands)	2007	2006	2005

Separation agreements	$241	$675	$1,010
Merger-related costs	1,492	302	—
Accelerated vesting of stock options	—	665	—
Actuarial revision to medical reserve	—	(391)	—
Medical claims IBNR reserve	—	(470)	—
Employee benefit plan modification	—	—	1,079
Fixed asset correction	—	—	(1,386)
Debt extinguishment expense	—	—	6,884
Derivative termination costs	—	—	7,770

Noninterest expense from continuing operations for 2007 was $142.5 million, a $17.6 million increase from $124.9 million for 2006. The primary factors for this increase include the following:

•	Salaries and benefits expense for 2007 was $79.1 million, a $9.9 million increase compared to 2006. The increase in salaries and benefits expense was primarily due to higher salaries and wages which were driven by an increased average number of full-time equivalent employees as a result of the GBC acquisition, as well as higher stock-based compensation expense, normal salary increases and higher medical insurance costs. These increases were partially offset by lower incentive compensation due to a reduction in earnings. Additionally, salaries and employee benefits expense included merger-related costs of $0.5 million, representing severance and other compensation-related bonuses for certain employees to remain with Gwinnett Bank for a transition period following the GBC acquisition, as well as executive retirement expenses related to Gwinnett Bank.

•	Professional services expense increased $5.2 million, primarily related to remediation efforts in connection with the Corporation’s internal control weaknesses, additional costs related to the Corporation’s delayed filing of Form 10-K for the year-ended December 31, 2006, costs associated with the previously disclosed first quarter 2007 audit committee inquiry and $1.1 million of Fifth Third merger-related costs.

•	Data processing expense increased $0.9 million as a result of increased transaction volume.

•	Other noninterest expense increased $0.7 million, principally due to a $0.4 million increase in charitable contribution expense, as well as increases in insurance, franchise tax, travel and other miscellaneous operational expenses.

The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total noninterest income, was 62.6 percent in 2007, compared to 59.6 percent in 2006. The calculation of the efficiency ratio excludes the impact of securities sales.

Income Tax Expense

Income tax expense from continuing operations for 2007 totaled $21.4 million, compared to $23.8 million for 2006. Income tax expense from discontinued operations was $1.0 million for 2006. There were no discontinued operations for 2007. The effective tax rate related to continuing operations was 34.1 percent and 33.4 percent for 2007 and 2006, respectively. The effective tax rate increased primarily due to the new tax legislation discussed below and in Note 16 of the consolidated financial statements.

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

As a result of this legislation, during the third quarter of 2007, the Corporation recorded $1.0 million, net of reserve, of additional income tax expense as it eliminated the dividend received deduction previously recorded during 2007. This increased the Corporation’s effective tax rate for 2007, and it is expected to increase the effective tax rate for future periods. Additionally, tax expense was reduced by $0.4 million as a result of the expiration of the relevant Federal statute of limitations. The net impact of these two events was a $0.6 million increase to income tax expense for 2007.

On December 31, 2007, the Superior Court of North Carolina ruled in favor of the State of North Carolina in the Wal-Mart case. This ruling was made available to the public on January 4, 2008 and the case has been appealed by the taxpayer to the North Carolina Court of Appeals. The Corporation’s REIT position has certain facts that are similar as those in the above mentioned Wal-Mart case.

The Corporation is currently evaluating its reserves for uncertain tax positions in accordance with FIN 48, which requires remeasurement of uncertain tax positions to be based on the information that became available during the first quarter of 2008. The Corporation has yet to quantify the impact that the Wal-Mart case ruling will have on its consolidated financial statements, but believes the amount could be material. The Corporation’s maximum exposure related to this matter is approximately $13.5 million. The Corporation will record the remeasurement of its uncertain tax position related to the impact Wal-Mart case, if any, in the first quarter of 2008.

The following table provides certain selected quarterly data:

Table Eight
Selected Financial Data by Quarter

	2007 Quarters				2006 Quarters

(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement
Interest income	$75,660	$78,727	$78,291	$77,214	$74,456	$67,085	$63,742	$59,646
Interest expense	40,284	41,496	40,747	40,479	38,441	34,127	31,095	27,556

Net interest income	35,376	37,231	37,544	36,735	36,015	32,958	32,647	32,090
Provision for loan losses	6,144	3,311	9,124	1,366	1,486	1,405	880	1,519
Noninterest income	20,120	18,427	20,141	19,566	17,388	17,007	16,292	16,991
Noninterest expense	35,845	35,556	35,207	35,920	33,853	29,655	30,688	30,741

Income from continuing operations before income tax expense	13,507	16,791	13,354	19,015	18,064	18,905	17,371	16,821
Income tax expense	4,576	5,724	4,404	6,659	5,962	6,223	5,946	5,668

Income from continuing operations, net of tax	8,931	11,067	8,950	12,356	12,102	12,682	11,425	11,153
Discontinued operations:
Income (loss) from discontinued operations	—	—	—	—	(162)	—	50	148
Gain on sale	—	—	—	—	962	—	—	—
Income tax expense	—	—	—	—	887	—	20	58

Income (loss) from discontinued operations, net of tax	—	—	—	—	(87)	—	30	90

Net income	$8,931	$11,067	$8,950	$12,356	$12,015	$12,682	$11,455	$11,243

Per common share
Basic earnings per share
Income from continuing operations, net of tax	$0.25	$0.32	$0.26	$0.36	$0.36	$0.41	$0.37	$0.36
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—
Net income	0.25	0.32	0.26	0.36	0.36	0.41	0.37	0.36
Diluted earnings per share
Income from continuing operations, net of tax	0.25	0.32	0.26	0.35	0.36	0.40	0.37	0.36
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—
Net income	0.25	0.32	0.26	0.35	0.36	0.40	0.37	0.36
Average shares
Basic	34,562	34,423	34,698	34,770	33,269	31,056	31,059	30,859
Diluted	35,053	34,796	34,987	35,086	33,584	31,427	31,339	31,153
Dividends declared	$0.195	$0.195	$0.195	$0.195	$0.195	$0.195	$0.195	$0.190
Period-end book value	13.39	13.16	12.85	12.97	12.81	11.20	10.73	10.68

Performance ratios
Return on average equity(1)	7.67%	9.72%	7.86%	11.09%	11.69%	14.76%	13.80%	13.99%
Return on average assets(1)	0.74	0.91	0.74	1.03	1.02	1.16	1.07	1.09
Net yield on earning assets(1)	3.25	3.39	3.42	3.38	3.40	3.33	3.36	3.40
Average portfolio loans to average deposits	108.72	109.37	109.50	107.98	105.88	103.37	108.27	105.51
Average equity to average assets	9.59	9.33	9.37	9.28	8.75	7.86	7.79	7.76
Efficiency ratio(2)	64.2	63.2	60.4	63.1	62.6	52.6	62.0	61.9

Selected period-end balances
Portfolio loans, net	$3,460,593	$3,434,389	$3,509,047	$3,494,015	$3,450,087	$3,061,864	$3,042,768	$2,981,458
Loans held for sale	14,145	10,362	11,471	13,691	12,292	10,923	8,382	8,719
Allowance for loan losses	42,414	43,017	44,790	35,854	34,966	29,919	29,520	29,505
Investment in securities(3)	909,661	907,608	898,528	897,762	906,415	899,120	884,370	900,424
Assets	4,862,417	4,839,693	4,916,721	4,884,495	4,856,717	4,382,507	4,361,231	4,281,417
Deposits	3,221,619	3,208,026	3,230,346	3,321,366	3,248,128	2,954,854	2,988,802	2,800,346
Other borrowings	1,120,141	1,113,332	1,176,758	1,044,229	1,098,698	1,031,798	995,707	1,103,784
Total liabilities	4,394,073	4,382,205	4,470,893	4,429,123	4,409,355	4,033,069	4,027,333	3,950,736
Shareholders’ equity	468,344	457,488	445,828	455,372	447,362	349,438	333,898	330,681
Selected average balances
Portfolio loans	3,488,598	3,514,699	3,532,713	3,510,437	3,336,563	3,070,286	3,021,005	2,939,233
Loans held for sale	10,028	9,345	11,127	11,431	10,757	8,792	9,810	6,675
Investment in securities(3)	901,068	914,569	914,606	926,970	924,773	923,293	921,026	914,760
Earning assets	4,412,038	4,445,923	4,467,031	4,463,161	4,284,735	4,013,745	3,960,835	3,868,519
Assets	4,819,264	4,846,399	4,874,742	4,871,083	4,664,431	4,336,270	4,274,345	4,201,477
Deposits	3,208,859	3,213,507	3,226,308	3,251,137	3,151,120	2,970,047	2,790,197	2,785,632
Other borrowings	1,103,585	1,124,021	1,131,599	1,113,191	1,054,550	984,504	1,108,734	1,049,529
Shareholders’ equity	461,972	451,946	456,634	451,835	407,929	340,986	332,987	325,917

(1)	Annualized.

(2)	Noninterest expense less debt extinguishment expense and derivative termination costs, divided by the sum of taxable-equivalent net interest income plus noninterest income less gain (loss) on sale of securities, net. Excludes the results of discontinued operations.

(3)	Includes available for sale securities and Federal Home Loan Bank and Federal Reserve Bank stock.

Balance Sheet Analysis

Securities Available for Sale

The securities portfolio, all of which is classified as available-for-sale, is a component of the Corporation’s Asset Liability Management (“ALM”) strategy. The decision to purchase or sell securities is based upon liquidity needs, changes in interest rates, changes in the Bank’s risk tolerance, the composition of the rest of the balance sheet, and other factors. Securities available-for-sale are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders’ equity, unless the unrealized losses are considered other-than-temporary.

The fair value of the securities portfolio is determined by various third-party sources. The valuation is determined as of a date within close proximity to the end of the reporting period based on available quoted market prices or quoted market prices for similar securities, if a quoted market price is not available.

At December 31, 2007, securities available for sale were $860.7 million, compared to $856.5 million at December 31, 2006. Pretax unrealized net losses on securities available for sale were $2.4 million at December 31, 2007, compared to pretax unrealized net losses of $9.8 million at December 31, 2006. A decrease in market interest rates, the recognition of approximately $48,000 of other-than-temporary impairment losses during the year, pay downs and maturities of existing maturities totaling $258.0 million, and the sale of $18.7 million of securities led to the reduction in the unrealized losses between December 31, 2006 and December 31, 2007.

During 2007, proceeds from the aforementioned sale of securities, along with maturities, paydowns, and calls were used to purchase $273.7 million of securities, principally mortgage-backed and U.S. government agency securities. The asset-backed securities purchased are collateralized debt obligations, representing securitizations of financial company capital securities and were purchased for portfolio risk diversification and their higher yields.

The following table shows the carrying value of (i) U.S. government obligations, (ii) U.S. government agency obligations, (iii) mortgage-backed securities, (iv) state, county, and municipal obligations, (v) asset-backed securities, and (vi) equity securities.

Table Nine
Investment Portfolio

	December 31
(In thousands)	2007	2006	2005

U.S. government obligations	$—	$—	$14,878
U.S. government agency obligations	146,554	275,394	320,407
Mortgage-backed securities	565,434	412,020	405,450
State, county, and municipal obligations	92,938	102,602	108,996
Asset-backed securities	54,229	65,115	4,994
Equity securities	1,516	1,356	1,303

Total	$860,671	$856,487	$856,028

Loan Portfolio

The Corporation’s loan portfolio at December 31, 2007, consisted of six major categories: Commercial Non Real Estate, Commercial Real Estate, Construction, Mortgage, Home Equity, and Consumer. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition, and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the terms can range out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans (primarily originated in the Southeastern region of the

United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. This strategic partners’ portfolio includes commercial real estate, commercial non real estate, and construction loans. This program enables the Corporation to diversify both its geographic risk and its total exposure risk. From time to time, the Corporation also sources commercial real estate, commercial non real estate, construction, and consumer loans through correspondent relationships. As of December 31, 2007, the Corporation’s total loan portfolio included $277.7 million of loans originated through the strategic partners’ program and correspondent relationships.

Commercial Non Real Estate

The Corporation’s commercial non real estate lending program is generally targeted to serve small-to-middle market businesses with annual sales of $50 million or less in the Corporation’s geographic area. Commercial non real estate lending includes commercial, financial, agricultural and industrial loans. Pricing on commercial non real estate loans is usually tied to widely recognized market indexes, such as the prime rate, the London InterBank Offer Rate (“LIBOR”), the U.S. dollar interest-rate swap curve, or rates on U.S. Treasury securities.

Commercial Real Estate

Similar to commercial non real estate lending, the Corporation’s commercial real estate lending program is generally targeted to serve small-to-middle market businesses and local developers with annual sales of $50 million or less in the Corporation’s geographic area. The real estate loans are both owner occupied and project related.

Construction

Real estate construction loans include both commercial and residential construction, together with construction/permanent loans, which are intended to convert to permanent loans upon completion of the construction project. Loans for commercial construction are usually to in-market developers, builders, businesses, individuals or real estate investors for the construction of commercial structures, primarily in the Corporation’s market area. Loans are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, homes and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

Mortgage

The Corporation originates one-to-four family residential mortgage loans throughout its footprint and through its loan origination office in Reston, Virginia. From time to time, the Corporation has purchased Adjustable Rate Mortgage (“ARM”) loans in other market areas through a correspondent relationship. At December 31, 2007, loans purchased through this relationship represented $136.7 million, or 23.5 percent, of the total mortgage loan portfolio. The majority of the purchased loans consist of interest-only ARMs, which currently reprice in 2 to 4 years. No mortgage loans have been purchased since the first quarter of 2005. The Corporation offers a full line of products, including conventional, conforming, and jumbo fixed-rate and adjustable-rate mortgages, which are originated and sold into the secondary market; however, from time to time, a portion of this production is retained and then serviced through a third-party arrangement.

Home Equity

Home equity loans and lines are secured by first and second liens on the borrower’s residential real estate. As with all consumer lending, home equity loans are centrally decisioned and documented to ensure the underwriting conforms to the corporate lending policy.

Consumer

The Corporation offers a wide variety of consumer loan products. Various types of secured and unsecured loans are marketed to qualifying existing customers and to other creditworthy candidates in the Corporation’s market area. Unsecured loans, including revolving credits (e.g., checking account overdraft protection and personal lines of credit) are provided and various installment loan products such as lot loans, as well as vehicle and marine loans are also offered.

The table below summarizes loans in the classifications indicated.

Table Ten
Loan Portfolio Composition

	December 31
(In thousands)	2007	2006	2005	2004	2003

Commercial real estate	$1,073,983	$1,034,317	$780,597	$776,474	$724,340
Commercial non real estate	308,792	301,958	233,409	212,031	212,010
Construction	871,579	793,294	517,392	332,264	358,217
Mortgage	582,398	618,142	660,720	449,206	391,641
Home equity	413,873	447,849	495,181	474,295	400,792
Consumer	252,382	289,493	258,619	195,422	165,804

Total portfolio loans	3,503,007	3,485,053	2,945,918	2,439,692	2,252,804
Allowance for loan losses	(42,414)	(34,966)	(28,725)	(26,872)	(25,607)
Unearned income	—	—	(173)	(291)	(167)

Portfolio loans, net	$3,460,593	$3,450,087	$2,917,020	$2,412,529	$2,227,030

Gross loans increased $18.0 million, or 0.5 percent, to $3.5 billion by December 31, 2007. Commercial and construction loans increased $124.8 million, or 5.9 percent, during 2007 with $78.3 million of the increase attributable to construction lending. Mortgage loans declined by $35.7 million, or 5.8 percent. The decline is attributable to normal principal amortizations and the Corporation’s strategy to sell the bulk of new originations into the secondary market. Home equity loans declined $34.0 million, or 7.6 percent, during the year as customers refinanced first mortgages and paid off high cost home equity loans. This customer trend reversed itself during the fourth quarter due to cuts in the prime rate, which contributed to a net growth in home equity loans. Consumer loans decreased by $37.1 million, or 12.8 percent. The decline is primarily attributable to the Corporation’s decision to reduce the emphasis on lot loans and shift the focus to home equity loans.

The mix of variable-rate, adjustable-rate and fixed-rate loans is incorporated into the Corporation’s ALM strategy. As of December 31, 2007, of the $3.5 billion loan portfolio, $1.9 billion were tied to variable interest rates, $1.2 billion were fixed-rate loans, and $0.4 billion were ARMs with an initial fixed-rate period after which the loan rate floats on a predetermined schedule.

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

Deposits

A summary of deposits follows:

Table Eleven
Deposits

	December 31
(In thousands)	2007	2006	2005	2004	2003

Noninterest bearing demand	$438,313	$454,975	$429,758	$377,793	$326,679
Interest bearing demand	478,186	420,774	368,291	348,677	322,471
Money market accounts	564,053	620,699	559,865	478,314	470,551
Savings deposits	101,234	111,047	119,824	119,615	118,025
Certificates of deposit	1,639,833	1,640,633	1,321,741	1,285,447	1,190,171

Total deposits	$3,221,619	$3,248,128	$2,799,479	$2,609,846	$2,427,897

Deposits totaled $3.2 billion at December 31, 2007 and December 31, 2006. For 2007, core deposit balances (demand, money market and savings) declined $25.7 million, or 1.6 percent. Growth in interest bearing checking of $57.4 million, or 13.6 percent, was offset with a $56.6 million, or 9.1 percent, decline in money market balances. Interest bearing checking included an increase of $43.0 million in public fund checking deposits. As rates fell during the fourth quarter of 2007, customer preference switched to certificates of deposit (“CDs”) and contributed to the decline in money market deposits. CDs were flat year to year at $1.64 billion. Retail and public CDs grew by $90.2 million, or 7.4 percent, while Broker CDs declined by $91.0 million. A favorable rate advantage for new retail and public CDs in the fourth quarter of 2007 relative to Broker CDs led to the change in mix.

Deposit balances in Raleigh were $71.1 million at December 31, 2007, an increase of $39.3 million from $31.8 million at December 31, 2006.

Other Borrowings

Other borrowings consist of federal funds purchased, securities sold under agreement to repurchase, commercial paper, and other short- and long-term borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. At December 31, 2007, the Bank had federal funds back-up lines of credit totaling $648.0 million with $233.0 million outstanding, compared to similar lines of credit totaling $188.2 million with $41.5 million outstanding at December 31, 2006.

Securities sold under agreements to repurchase represent short-term borrowings by the banking subsidiaries with maturities less than one year collateralized by a portion of the Corporation’s United States government or agency securities. Securities with an aggregate carrying value of $124.8 million and $214.9 million at December 31, 2007 and 2006, respectively, were pledged to secure securities sold under agreements to repurchase. These borrowings are an important source of funding to the Corporation. Access to alternative short-tem funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis.

First Charter Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial deposit clients. Commercial paper outstanding at December 31, 2007 was $64.2 million, compared to $38.2 million at December 31, 2006.

Other short-term borrowings consist of the FHLB borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At December 31, 2007, the Bank had $220.0 million of short-term FHLB borrowings, compared to $371.0 million at December 31, 2006. The Corporation, in its overall management of interest-rate risk, is opportunistic in evaluating alternative funding sources. While balancing the funding needs of the Corporation, management considers the duration of available maturities, the relative attractiveness of funding costs, and the diversification of funding sources, among other factors, in order to maintain flexibility in the nature of deposits and borrowings the Corporation holds at any given time.

Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At December 31, 2007, the Bank had $505.9 million of long-term FHLB borrowings, compared to $425.9 million at December 31, 2006. In addition, the Corporation had $61.9 million of subordinated debentures at December 31, 2007 and 2006.

The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II, in June 2005 and September 2005, respectively; both are wholly-owned business trusts. First Charter Capital Trust I and First Charter Capital Trust II issued $35.0 million and $25.0 million, respectively, of trust preferred securities that were sold to third parties. The proceeds of the sale of the trust preferred securities were used to purchase subordinated debentures from the Corporation, which are presented as long-term borrowings in the consolidated balance sheets and qualify for inclusion in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

The following is a schedule of other borrowings which consists of federal funds purchased and securities sold under repurchase agreements, commercial paper, and other short-term borrowings:

Table Twelve
Other Borrowings

	December 31
	2007		2006		2005

(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds purchased and securities sold under agreements to repurchase:
Balance as of	$268,232	3.77%	$201,713	4.60%	$312,283	3.01%
Average balance for the year	220,352	4.59	260,548	4.24	348,051	2.94
Maximum outstanding at any month-end	293,346		323,775		494,566
Commercial paper:
Balance as of	64,180	2.76	38,191	2.72	58,432	1.79
Average balance for the year	28,430	2.91	26,239	2.41	40,786	1.62
Maximum outstanding at any month-end	77,844		43,057		58,432
Other short-term borrowings:
Balance as of	220,000	4.61	371,000	5.35	140,000	4.39
Average balance for the year	308,332	5.27	145,419	5.08	266,121	3.32
Maximum outstanding at any month-end	467,000		371,000		716,000

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

Loan Administration and Underwriting

The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships of less than $750,000 may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750,000. The exceptions to this include City Executives and certain Senior Loan Officers who are authorized to approve relationships up to $1.0 million. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Relationships totaling $5.0 million or more are further reviewed by senior lending officers of the Bank, the Chief Risk Officer, and the Credit Risk Management Committee comprised of certain executive and senior management. In addition, relationships totaling $10.0 million or more are reviewed by the Board of Directors’ Credit and Compliance Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. As December 31, 2007, the Corporation had a legal lending limit of $69.1 million and a general target-lending limit of $10.0 million per relationship.

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

The Corporation utilizes a consumer loan platform for servicing of its customers by providing loan officers with tools and real-time access to credit bureau information at the time of loan application. This platform also delivers reporting capabilities and credit risk management by having the Corporation’s policies embedded into the decision process while also managing approval authority limits for credit exposure and reporting.

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

Periodically, the Corporation finances consumer lot loans in association with developer lot loan programs. As previously disclosed, during the second quarter of 2007, the Bank identified a large exposure to undeveloped lots in real estate development projects in Spruce Pine, North Carolina (“Penland”). As a result of this finding, policies and procedures associated with participation in developer lot programs have been enhanced to mitigate potential concentration and construction risk. Enhancements include: 1) commercial underwriting of development projects prior to entering into lot programs to identify potential construction risks, 2) modification of the consumer loan application to include the collection of data for developer, subdivision, and development status of the financed lot in order to provide improved concentration reporting, 3) adjustments in policy to restrict consumer loan origination to borrowers located in the Corporation’s primary markets, and 4) strengthening internal controls to enhance the Corporation’s ability to identify fraud.

At December 31, 2007, the substantial majority of the total loan portfolio, including the commercial and real estate portfolio, represented loans to borrowers within the Metro regions of Charlotte and Raleigh, North Carolina and Atlanta, Georgia. The diverse economic base of these regions tends to provide a stable lending environment; however, an economic downturn in the Charlotte region, the Corporation’s primary market area, could adversely affect its business.

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

Previously, certain of the Corporation’s construction and real estate loans were originated through HomeBanc Corporation (“HomeBanc”). HomeBanc serviced the loans it originated on behalf of First Charter. On August 1, 2007, HomeBanc declared bankruptcy and, as a result, First Charter began servicing its loans that had been originated through HomeBanc. As of December 31, 2007, the Corporation’s balance of HomeBanc originated loans was $97.6 million. As of December 31, 2007, ten loans, approximating $4.0 million, were in dispute as a result of the HomeBanc bankruptcy. Based on the advice of counsel, the Corporation expects to be successful in resolving its dispute with HomeBanc and a secured lender to HomeBanc.

Derivatives

Credit risk associated with derivatives is measured as the net replacement cost should the counter-parties with contracts in a gain position to the Corporation fail to perform under the terms of those contracts after considering recoveries of underlying collateral and netting agreements. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counter-party upon the occurrence of certain events. In addition, the Corporation reduces risk by obtaining collateral based on individual assessments of the counter-parties to these agreements. The determination of the need for and levels of collateral will vary depending on the credit risk rating of the counter-party. As previously disclosed, the Corporation repositioned its balance sheet in the fourth quarter of 2005. As a result, the Corporation extinguished $222 million in debt and related interest-rate swaps in October of 2005. As of December 31, 2007 and 2006, the Corporation had no interest rate swap agreements or other derivative transactions outstanding.

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

Management’s policy for any accruing loan greater than 90 days past due is to perform an analysis of the loan, including a consideration of the financial position of the borrower and any guarantor, as well as the value of the collateral, and use this information to make an assessment as to whether collectibility of the principal and interest appears probable. If such collectibility is not probable, the loans are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. As of December 31, 2007, no loans were 90 days or more past due and still accruing interest.

A summary of nonperforming assets follows:

Table Thirteen
Nonperforming Assets

	December 31

(Dollars in thousands)	2007		2006		2005		2004		2003

Nonaccrual loans	$28,695		$8,200		$10,811		$13,970		$14,910
Loans 90 days or more past due accruing interest	—		—		—		—		21

Total nonperforming loans	28,695		8,200		10,811		13,970		14,931
Other real estate	10,056		6,477		5,124		3,844		6,836

Nonperforming assets	$38,751		$14,677		$15,935		$17,814		$21,767

Nonaccrual loans as a percentage of total portfolio loans	0.82%		0.24%		0.37%		0.57%		0.66%
Nonperforming assets as a percentage of:
Total assets	0.80		0.30		0.38		0.40		0.52
Total portfolio loans and other real estate	1.11		0.42		0.54		0.73		0.96
Net charge-offs to average portfolio loans	0.36		0.11		0.27		0.28		0.39
Allowance for loan losses to portfolio loans	1.21		1.00		0.98		1.10		1.14
Allowance for loan losses to net charge-offs	3.39	x	10.73	x	3.84	x	4.09	x	3.07	x
Allowance for loan losses to nonperforming loans	1.48		4.26		2.66		1.92		1.72

Nonaccrual loans totaled $28.7 million, or 0.82 percent of total portfolio loans, at December 31, 2007, representing a $20.5 million increase from $8.2 million, or 0.24 percent of total portfolio loans, at December 31, 2006. Nonperforming assets as a percentage of total loans and OREO increased to 1.11 percent at December 31, 2007, compared to 0.42 percent at December 31, 2006.

As of December 31, 2007, $7.4 million of nonperforming loans were attributable to HomeBanc. Nonperforming loans attributable to Penland were $1.1 million. Commercial nonaccrual loans increased $9.7 million over December 31, 2006; one commercial relationship was the principle contributor of this increase with a nonaccrual loan balance of $6.5 million as of December 31, 2007.

Nonaccrual loans at December 31, 2007 were concentrated 25.6 percent in HomeBanc loans, 4.5 percent in the Penland lot loans and 8.5 percent in loans originated in the Atlanta market. There were no other significant geographic concentrations. Nonaccrual loans primarily consisted of loans secured by real estate, including single-family residential and development construction loans. Nonaccrual loans as a percentage of loans may increase or decrease as economic conditions change. Management takes current economic conditions into consideration when estimating the allowance for loans losses. See Allowance for Loan Losses for a more detailed discussion.

In January 2008, management identified a $5.5 million commercial construction loan as a potential problem loan and placed the loan on nonaccrual status. As a result, in January 2008, the Corporation increased its provision for loan losses by approximately $850,000 related to this loan.

In late February 2008, management identified two additional commercial construction loans with an aggregate balance of $13.1 million as potential problem loans. Management is currently evaluating the loans and is uncertain at this time what, if any, impact there will be to the provision for loan losses.

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

The Corporation monitors its loss estimate percentage attributable to economic factors in its allowance for loan loss model. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Given the recent trends in the national and local economic environment, including a slow-down in the national and local housing markets and moderate increases in the unemployment rate, the Corporation has increased its estimated loss percentages for economic factors for the year ended December 31, 2007.

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

The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. During the year ended December 31, 2007, the Corporation increased its allocation for operational risk factors due to increased portfolio risks associated with the Penland and HomeBanc loans and the heightened potential employee attrition risks associated with the proposed merger with Fifth Third.

Changes in the allowance for loan losses follow:

Table Fourteen
Allowance For Loan Losses

	For the Calendar Year

(Dollars in thousands)	2007	2006	2005	2004	2003

Balance at beginning of period	$34,966	$28,725	$26,872	$25,607	$27,204

Charge-offs
Commercial non real estate	428	723	3,116	1,449	3,484
Commercial real estate	1,422	762	1,967	2,791	1,898
Construction	365	—	7	—	—
Mortgage	138	148	167	29	31
Home equity	482	1,108	857	1,008	685
Consumer	11,003	1,837	2,538	3,275	3,382

Total charge-offs	13,838	4,578	8,652	8,552	9,480

Recoveries
Commercial non real estate	763	643	542	894	451
Commercial real estate	2	—	—	—	4
Construction	—	—	—	—	24
Mortgage	54	35	36	29	—
Home equity	—	1	39	—	—
Consumer	522	639	545	1,053	635
Other	—	—	—	—	34

Total recoveries	1,341	1,318	1,162	1,976	1,148

Net charge-offs	12,497	3,260	7,490	6,576	8,332

Provision for loan losses	19,945	5,290	9,343	8,425	27,518
Allowance of acquired company	—	4,211	—	—	—
Allowance related to loans sold	—	—	—	(584)	(20,783)

Balance at end of period	$42,414	$34,966	$28,725	$26,872	$25,607

Average portfolio loans	$3,511,560	$3,092,801	$2,788,755	$2,353,605	$2,126,821
Net charge-offs to average portfolio loans	0.36%	0.11%	0.27%	0.28%	0.39%
Allowance for loan losses to portfolio loans	1.21	1.00	0.98	1.10	1.14

The Corporation’s charge-off policy meets or exceeds regulatory minimums. Past-due status is based on contractual payment date. Losses on unsecured consumer debt are recognized at 90 days past due, compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days to the estimated collateral fair value, depending on the collateral type, in compliance with the Federal Financial Institutions Examination Council guidelines. Losses on commercial loans are recognized promptly upon determination that all or a portion of any loan balance is uncollectible. Any deficiency that exists after liquidation of collateral will be taken as a charge-off. Subsequent payment received will be treated as a recovery when collected.

The allowance for loan losses was $42.4 million, or 1.21 percent of portfolio loans, at December 31, 2007, compared to $35.0 million, or 1.00 percent of portfolio loans, at December 31, 2006. The Corporation’s credit migration trends, increase in economic and operational risk, and Penland lot loans led to the higher allowance for loan loss ratio in 2007.

The following table presents the dollar amount of the allowance for loan losses applicable to major loan categories and the percentage of the loans in each category to total loans. The amount of the allowance assigned to each loan category reflects both the absolute level of outstandings and the historical loss experience of the loans adjusted for current economic events or conditions.

Table Fifteen
Allocation of the Allowance for Loan Losses

	December 31
	2007		2006		2005		2004		2003

		Loan/		Loan/		Loan/		Loan/		Loan/
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial real estate	$19,618	31%	$15,638	30%	$9,877	27%	$11,317	32%	$12,011	32%
Commercial non real estate	3,999	9	2,847	8	5,007	8	4,496	9	4,368	9
Construction	9,985	25	8,059	23	4,559	18	4,842	14	3,584	16
Mortgage	2,533	16	2,441	18	2,351	19	980	14	812	13
Home equity	2,291	7	2,550	13	2,887	16	1,392	19	1,263	17
Consumer	3,988	12	3,431	8	4,044	12	3,845	12	3,569	13

Total	$42,414	100%	$34,966	100%	$28,725	100%	$26,872	100%	$25,607	100%

During 2007, the allowance for loan losses increased $7.4 million. The allowance was impacted by changes in the allocation of loan losses to various loan types. The allowance for impaired loans increased $4.1 million during the year, which primarily affected commercial and construction loan types. Additionally, greater uncertainty of the credit environment resulted in an increase in allowance of $1.4 million, which impacted all loan types. Lastly, Penland related allowance resulted in a $1.3 million increase, affecting consumer by $0.9 million and commercial real estate by $0.4 million. The remainder of the increase is explained by loan portfolio growth, continued mix change in the composition of the loan portfolio as the percentage of commercial loans continues to increase, and credit migration within the portfolio. At December 31, 2007 and 2006, the allocation associated with the inherent risk in modeling the allowance for loan losses was $1.2 million.

Management considers the allowance for loan losses adequate to cover inherent losses in the Corporation’s loan portfolio as of the date of the consolidated financial statements. Management believes it has established the allowance in consideration of the current and expected future economic environment. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowance based on their judgment of information available to them at the time of their examinations.

Provision for Loan Losses

The provision for loan losses is the amount charged to earnings, which is necessary to maintain an adequate and appropriate allowance for loan losses. Accordingly, the factors, which influence changes in the allowance for loan losses, have a direct effect on the provision for loan losses. The allowance for loan losses changes from period to period as a result of a number of factors, the most significant of which for the Corporation include the following: (i) changes in the amounts of loans outstanding, which are used to estimate current probable loan losses; (ii) current charge-offs and recoveries of loans; (iii) changes in impaired loan valuation allowances; (iv) changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; (v) changes in loss percentages; and (vi) changes in the mix of types of loans. In addition, the Corporation considers other, more subjective factors, which impact the credit quality of the portfolio as a whole and estimates allocations of allowance for loan losses for these factors, as well. These factors include loan concentrations, economic conditions and operational risks. Changes in these components of the allowance can arise from fluctuations in the underlying percentages used as related loss estimates for these factors, as well as variations in the portfolio balances to which they are applied. Changes in these factors provided approximately an additional $1.4 million during 2007. The net change in all of these components of the allowance for loan losses results in the provision for loan losses. For a more detailed discussion of the Corporation’s process for estimating the allowance for loan losses, see Allowance for Loan Losses.

For 2007, the provision for loan losses was $19.9 million, while net charge-offs were $12.5 million, or 0.36 percent of average portfolio loans. Net charge-offs included $10.4 million related to the Penland residential loan portfolio. For 2006, the provision for loan losses was $5.3 million and net charge-offs were $3.3 million, or 0.11 percent of average portfolio loans.

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

Both the EAR and the EVE risk measures were within policy guidelines as of December 31, 2007 and 2006.

Management considers EAR to be the best measure of short-term interest rate risk. This measure reflects the amount of net interest income that will be impacted by a change in interest rates over a 12- month time frame. A simulation model is used to run immediate and parallel changes in interest rates (rate shocks) from a base scenario using implied forward rates. At a minimum, rate shock scenarios are run at plus and minus 100, 200, and 300 basis points. From time to time, additional simulations are run to assess risk from changes in the slope of the yield curve. The simulation model projects the net interest income over the next 12 months for each scenario using consistent balance sheet growth projections and calculates the percentage change from the base scenario. Board ALCO has approved a policy limit for the change in EAR over a 12-month period of minus 10 percent to a plus or minus 200 basis point shock to interest rates. At December 31, 2007, the estimated EAR to a 200 basis point increase in rates was plus 2.1 percent while the estimated EAR to a 200 basis point decrease in rates was minus 4.7 percent. This compares with plus 4.7 percent and minus 5.6 percent, respectively, at December 31, 2006. A change in the earning asset and funding mix contributed to the change in the EAR measures from December 31, 2006.

Management considers EVE to be the best measure of long-term interest rate risk. This measure reflects the amount of net equity that will be impacted by changes in interest rates. Through simulation modeling, the Corporation estimates the economic value of assets and the economic value of liabilities. The difference between these two measures is the EVE. The EVE is calculated for a series of scenarios in which current rates are shocked up and down by 100, 200, and 300 basis points and compared to a base scenario using the current yield curve. Board ALCO has approved a policy limit for the percentage change in EVE of minus 15 percent to a plus or minus 200 basis point shock to interest rates. At December 31, 2007, the estimated EVE to a 200 basis point increase in rates was minus 10.9 percent, while the estimated EVE to a 200 basis point decrease in rates was plus 0.3 percent. This compares with minus 7.4 percent and plus 3.1 percent, respectively at December 31, 2006. Changes in market rates and prepayment expectations accounted for the majority of the change in the EVE measure from December 31, 2006.

The result of any simulation is inherently uncertain and will not precisely estimate the impact of changes in rates on net interest income or the economic value of assets and liabilities. Actual results may differ from simulated results due to, but not limited to, the timing and magnitude of the change in interest rates, changes in management strategies, and changes in market conditions.

Table Sixteen summarizes, as of December 31, 2007, the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold, and noninterest-bearing bank deposits are excluded from Table Sixteen as their respective carrying values approximate fair value. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted-average expected life, obtained from an independent evaluation of the average remaining life of each security based on expected prepayment speeds of the underlying mortgages at December 31, 2007. These expected maturities, weighted-average effective yields, and fair values would change if interest rates change. Expected maturities for indeterminate demand, money market and savings deposits are estimated based on historical average lives.

Table Sixteen
Market Risk

		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Cost	$555,051	$284,278	$171,453	$67,003	$19,774	$2,938	$9,605
Weighted-average effective yield	4.94%
Fair value	$555,077
Variable rate
Cost	$306,636	52,756	52,585	52,890	53,313	9,611	85,481
Weighted-average effective yield	5.32%
Fair value	$304,078
Loans and loans held for sale
Fixed rate
Book value	$1,006,920	262,104	195,403	169,564	120,736	118,362	140,751
Weighted-average effective yield	7.06%
Fair value	$1,001,210
Variable rate
Book value	$2,467,818	1,307,997	277,011	180,438	99,702	64,746	537,924
Weighted-average effective yield	6.97%
Fair value	$2,484,468

Liabilities
Deposits
Fixed rate
Book value	$1,639,833	1,526,959	84,975	14,017	6,936	6,351	595
Weighted-average effective yield	4.78%
Fair value	$1,647,780
Variable rate
Book value	$1,143,473	280,750	280,583	280,258	131,823	79,593	90,466
Weighted-average effective yield	2.02%
Fair value	$1,087,544
Long-term borrowings
Fixed rate
Book value	$195,872	20,057	75,060	63	100,032	22	638
Weighted-average effective yield	4.79%
Fair value	$195,765
Variable rate
Book value	$371,857	—	235,000	25,000	50,000	—	61,857
Weighted-average effective yield	4.22%
Fair value	$372,553

Table Seventeen presents the contractual maturity distribution and interest sensitivity of commercial and construction loan categories at December 31, 2007. This table excludes nonaccrual loans.

Table Seventeen
Maturity and Sensitivity to Changes in Interest Rates

		Commercial
	Commercial	Non Real
(In thousands)	Real Estate	Estate	Construction	Total

Fixed rate:
1 year or less	$46,083	$12,075	$64,798	$122,956
1-5 years	269,933	59,842	33,980	363,755
After 5 years	127,622	80,515	27,217	235,354

Total fixed rate	443,638	152,432	125,995	722,065

Variable rate:
1 year or less	314,048	103,499	597,533	1,015,080
1-5 years	276,496	37,684	117,105	431,285
After 5 years	30,105	10,999	10,275	51,379

Total variable rate	620,649	152,182	724,913	1,497,744

Total commercial and construction loans	$1,064,287	$304,614	$850,908	$2,219,809

Off-Balance-Sheet Risk

The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments of $83.1 million to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note 20 of the consolidated financial statements for further discussion of commitments. The Corporation does not have any off-balance-sheet financing arrangements, other than Trust Securities, refer to Note 15 of the consolidated financial statements.

The following table presents aggregated information and expected maturities of commitments as of December 31, 2007.

Table Eighteen
Commitments

	Less than	1-3	4-5	Over	Timing not
(In thousands)	1 year	Years	Years	5 Years	determinable	Total

Loan commitments	$639,812	$157,611	$9,977	$99,279	$—	$906,679
Lines of credit	29,928	1,174	4,002	456,451	—	491,555
Standby letters of credit	18,563	8,059	—	—	—	26,622
Anticipated tax settlements	—	—	—	—	10,189	10,189

Total commitments	$688,303	$166,844	$13,979	$555,730	$10,189	$1,435,045

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

The primary source of funding for the Corporation includes dividends received from the Bank and proceeds from the issuance of common stock. In addition, the Corporation had commercial paper outstanding of $64.2 million at December 31, 2007. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases, and dividends paid to shareholders. During 2005, the Corporation issued trust preferred securities through specially formed trusts. These securities are presented as long-term borrowings in the consolidated balance sheets and are includable in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

Primary sources of funding for the Bank include customer deposits, wholesale deposits, other borrowings, loan repayments, and available-for-sale securities. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At December 31, 2007, the Bank had an available line of credit with the FHLB totaling $1.5 billion, with $725.9 million outstanding. At December 31, 2007, the Bank also had $648.0 million of federal funds lines, with $233.0 million outstanding.

Management believes the Corporation’s and the Bank’s sources of liquidity are adequate to meet loan demand, operating needs, and deposit withdrawal requirements.

The Corporation has existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. The

Corporation generally anticipates refinancing or renewing, during 2008, contractual obligations that are due in less than one year.

Table Nineteen
Contractual Obligations

	Payments Due by Period
	Less than	1-3	4-5	Over
(In thousands)	1 year	Years	Years	5 Years	Total

Other borrowings — long-term debt	$20,000	$385,000	$100,130	$62,599	$567,729
Operating lease obligations	3,813	6,869	5,302	32,125	48,109
Purchase obligations(1)	9,130	6,803	3,226	—	19,159
Equity method investees funding	1,120	—	—	—	1,120
Deposits(2)	3,108,885	99,418	13,286	30	3,221,619
Other obligations(3)	1,890	2,701	1,392	6,245	12,228

Total contractual obligations	$3,144,838	$500,791	$123,336	$100,999	$3,869,964

(1)	Represents obligations under existing executory contracts.

(2)	Deposits with no stated maturity (demand, money market, and savings deposits) are presented in the less than one year category.

(3)	Represents obligations under employment, severance and retirement contracts and commitments to fund affordable housing investments.

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

Select capital measures follow:

Table Twenty
Capital Measures

	December 31

	2007		2006

(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Total equity/total assets
First Charter Corporation	$468,344	9.63%	$447,362	9.21%
First Charter Bank	499,322	10.30	371,459	8.45
Gwinnett Banking Company	N/A	N/A	102,189	22.02
Tangible equity/tangible assets (1)
First Charter Corporation	$385,473	8.07%	$362,294	7.59%
First Charter Bank	416,450	8.74	351,246	8.03
Gwinnett Banking Company	N/A	N/A	37,334	9.35

(1)	The tangible equity ratio excludes goodwill and other intangible assets from both the numerator and the denominator.

Shareholders’ equity at December 31, 2007 increased to $468.3 million, representing 9.6 percent of period-end total assets, compared to $447.4 million, or 9.2 percent, of period-end total assets at December 31, 2006. This increase in shareholders’ equity partially resulted from net income of $41.3 million and $13.5 million of stock issued under stock-based compensation plans and the Corporation’s dividend reinvestment plan. This increase was partially offset by cash dividends of $0.78 per common share, which resulted in cash dividend declarations of $27.2 million for the twelve months ended December 31, 2007 and the repurchase of 500,000 shares of common stock during the second quarter, which decreased equity by $10.6 million. Additionally, accumulated other comprehensive loss (after-tax unrealized losses on available-for-sale securities) decreased $4.5 million to $1.4 million at December 31, 2007, compared to $5.9 million at December 31, 2006.

On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. As of December 31, 2007, the Corporation had repurchased all shares of its common stock under this authorization, at an average per-share price of $17.82, which reduced shareholders’ equity by $27.1 million.

On October 24, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million additional shares of the Corporation’s common stock. As of December 31, 2007, the Corporation had repurchased 374,600 shares under this authorization at an average per-share price of $21.19, which reduced shareholders’ equity by $8.0 million.

The Corporation has remaining authority to repurchase 1.1 million shares of its common stock. The Corporation does not anticipate repurchasing any additional shares due to the proposed merger with Fifth Third.

During 2005, the Corporation issued trust preferred securities through specially formed trusts in an aggregate amount of $60.0 million. The proceeds from the sale of the trust preferred securities were used to purchase $61.9 million of subordinated debentures from the Corporation (“Notes”). The Notes are presented as long-term borrowings in the consolidated balance sheets and are includable in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial position and results of operations. At December 31, 2007, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks.

The principal asset of the Corporation is its investment in the Bank. Thus, the Corporation derives its principal source of income through dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the subsidiary bank to the Corporation and the amount of dividends which can be paid to the Corporation. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice. See Business-Government Supervision and Regulation, Business — Capital and Operational Requirements and Note 23 of notes to consolidated financial statements for additional discussion of these restrictions.

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

The Bank also has similar regulatory capital requirements imposed by the Federal Reserve Board. See Business — Government Supervision and Regulation, Business — Capital and Operational Requirements and Note 23 of notes to consolidated financial statements for additional discussion of these requirements.

At December 31, 2007, the Corporation and the Bank were in compliance with all existing capital requirements and were classified as “well capitalized” under regulatory capital guidelines. In the judgment of management, there have been no events or conditions since December 31, 2007, that would change the “well capitalized” status of the Corporation or the Bank. It is management’s intention for both the Corporation and the Bank to continue to be “well capitalized” for the foreseeable future. The capital requirements of the Corporation and the Bank are summarized in the table below as of December 31, 2007:

Table Twenty-One
Capital Ratios

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage
First Charter Corporation	$446,890	9.43%	$189,630	4.00%	None	None
First Charter Bank	417,979	8.83	189,252	4.00	$236,565	5.00%
Tier I Capital
First Charter Corporation	$446,890	11.17%	$159,985	4.00%	None	None
First Charter Bank	417,979	10.47	159,732	4.00	$239,598	6.00%
Total Risk-Based Capital
First Charter Corporation	$489,389	12.24%	$319,970	8.00%	None	None
First Charter Bank	460,393	11.53	319,464	8.00	$399,330	10.00%

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

Both the Tier 1 Capital and the Total Risk-Based Capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.

2006 VERSUS 2005

The following discussion and analysis provides a comparison or the Corporation’s results of operations for 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements and related notes. In addition, Table One contains financial data to supplement this discussion.

Overview

Net income amounted to $47.4 million, or $1.49 per diluted share, for the year ended December 31, 2006, a $22.1 million increase from net income of $25.3 million, or $0.82 per diluted share, for the year ended December 31, 2005.

The return on average assets and return on average equity was 1.08 percent and 13.45 percent in 2006, respectively, compared to 0.56 percent and 7.86 percent in 2005, respectively. During 2006 and 2005, several material transactions occurred, which impacted noninterest income and expense. In 2006, these transactions included the sale of the Corporation’s employee benefits administration business, the sale of two financial centers, distributions received from the Corporation’s equity method investments, the further repositioning of the Corporation’s securities portfolio, the restructuring of the Corporation’s BOLI investment, the acceleration of vesting on all stock options granted from 2003 to 2005, the separation expense for certain employees, and the merger costs associated with the acquisition of GBC. During 2005, these transactions included the initial repositioning of the Corporation’s securities portfolio, early termination of derivatives and their associated hedged debt instruments, early extinguishment of debt, the expense associated with the retirement of a key executive, and the modification of a legacy employee benefit plan.

Net Interest Income

For 2006, net interest income totaled $133.7 million, an increase of $8.8 million, or 7.1 percent from net interest income of $124.9 million for 2005. This increase was primarily due to the Corporation’s previously discussed balance sheet repositioning initiatives undertaken in the fourth quarter of 2005 and the third quarter of 2006, along with the addition of GBC’s higher-margin balance sheet in the fourth quarter of 2006.

The net interest margin expanded 32 basis points to 3.37 percent in 2006, from 3.05 percent in 2005. The margin improvement benefited from the addition of GBC’s higher-margin balance sheet and the continued benefits from the previously disclosed balance sheet repositionings. These benefits were partially offset by a somewhat more competitive deposit pricing environment and home equity loan attrition as a result of customers refinancing adjustable-rate home equity loans into fixed-rate mortgage loans. Since the balance sheet repositioning occurred in late October 2005, the benefit to the net interest margin for 2005 was minimal.

Provision for Loan Losses

The provision for loan losses for 2006 was $5.3 million, compared to $9.3 million for 2005. The decrease in the provision for loan losses was primarily attributable to improved credit quality trends and a decrease in net charge-offs. Net charge-offs for 2006 were $3.3 million, or 0.11 percent of average portfolio loans, compared to $7.5 million, or 0.27 percent of average portfolio loans for 2005.

Noninterest Income

Noninterest income from continuing operations increased $21.0 million in 2006, or 44.8 percent, to $67.7 million, compared to $46.7 million in 2005.

The increase was primarily due to:

•	a reduction in net securities losses incurred in the balance sheet repositionings of $10.9 million;

•	equity method investment gains of $4.3 million;

•	gains from the sale of two financial centers and other assets (excluding SEBS) of $1.6 million;

•	additional debit and ATM fees of $1.7 million; and

•	service charges on deposits of $1.2 million.

Partially offsetting this increase was:

•	a BOLI revenue decrease of $0.8 million due to death benefits received in 2005 that did not recur in 2006; and

•	a charge in 2006 of $0.3 million to restructure the BOLI, partially offset by increased revenue resulting from the restructuring and increased investment.

Noninterest Expense

Noninterest expense from continuing operations totaled $124.9 million for 2006, a decrease of $3.1 million compared to $128.0 million for 2005. Noninterest expense in 2005 included a $7.8 million charge to terminate derivative transactions, a $6.9 million charge due to the early extinguishment of debt and a $1.4 million reduction in occupancy and equipment expense due to a correction related to the Corporation’s fixed asset records. These items did not recur in 2006.

Increases in noninterest expense were primarily due to:

•	Salaries and employee benefits costs increased $7.8 million in 2006. Of the increase, approximately $2.0 million was due to additional personnel in the Raleigh market and $1.1 million was due to the GBC acquisition. Beginning in 2006, the Corporation began expensing all stock-based compensation awards in accordance with SFAS 123(R). Equity-based compensation expense for 2006 totaled $2.8 million, including $0.7 million of expense related to the vesting of all stock options granted from 2003 to 2005, whereas restricted stock expense in 2005 was $0.2 million. These increases were partially offset by a $1.1 million expense associated with a legacy employee benefit plan in 2005, which did not recur in 2006, along with a $0.4 million favorable actuarial revision to a medical reserve and a $0.5 million favorable reduction in the medical claims IBNR, both recognized in 2006.

•	Occupancy and equipment expense increased $1.6 million due to additional financial center lease and depreciation costs, of which approximately $1.1 million related to additional Raleigh financial centers.

•	Professional services expense increased $0.7 million, reflecting an increase in outsourced services over 2005.

•	Data processing expense increased $0.6 million as a result of increased transaction volume.

The efficiency ratio was 59.6 percent in 2006, compared to 59.4 percent in 2005. The calculation of the efficiency ratio excludes the impact of securities sales in both years and the debt extinguishment and derivative termination charges related to the balance sheet repositioning in 2005.

Income Tax Expense

Income tax expense from continuing operations for 2006 amounted to $23.8 million, compared to $9.1 million for 2005. The effective tax rate related to continuing operations was 33.4 percent and 26.6 percent for 2006 and 2005, respectively. The lower effective tax rate in 2005 was primarily attributable to the decrease in income, principally resulting from the balance sheet repositioning, relative to nontaxable adjustments. The effective tax rate for both years was lowered by the reduction in previously accrued taxes due to reduced risk on certain tax contingencies. For further discussion, see Note 16 of the consolidated financial statements.

Regulatory Recommendations

The Corporation and the Bank are subject to federal and state banking regulatory reviews from time to time. As a result of these reviews, the Corporation and the Bank receive various observations and recommendations from their respective regulators. Observations are matters that are informative, advisory, or that suggest a means of improving the performance or management of the operations of the Corporation. Recommendations are provided to enhance oversight of, or to improve or strengthen, the Corporation’s or the Bank’s processes. The Corporation does not believe that these observations and recommendations are material to the Corporation. In addition, neither the Corporation nor the Bank is currently subject to any formal or informal corrective action with respect to any of their regulators.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary. The

Corporation is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141, Business Combinations. SFAS 141(R), among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. The Corporation is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation did not elect the fair value option as of January 1, 2008 for any of its financial assets or financial liabilities and, accordingly, the adoption of the statement did not have a material impact on the Corporation’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The Corporation adopted the guidance of SFAS 157 beginning January 1, 2008, and the adoption of the statement did not have a material impact on the Corporation’s consolidated financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. SFAS 156 requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity amortizes the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assesses servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity measures servicing assets or liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. The Corporation adopted SFAS 156 as of January 1, 2007, and elected the amortization method for all of its servicing assets. The initial adoption of SFAS 156 did not have an impact on the Corporation’s consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Pursuant to FIN 48, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 requires the tax benefits recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood to be realized upon ultimate settlement. The Corporation has a liability for unrecognized tax benefits relating to uncertain tax positions and, as a result of adopting FIN 48 on January 1, 2007, the Corporation reduced this liability by approximately $29,000 and recognized a cumulative effect adjustment as an increase to retained earnings.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. The Corporation adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The amount of the adjustment was not significant.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, (“SAB 109”). SAB 109 supersedes guidance provided by SAB 105, Loan Commitments Accounted for as Derivative Instruments, (“SAB 105”) and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB 109 retains the SEC’s position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB 105. The Corporation adopted SAB 109 as of January 1, 2008 and the adoption of SAB 109 did not have a material impact on the Corporation’s consolidated financial statements.

The Corporation has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information called for by Item 7A is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Market Risk Management and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Charter Corporation:

We have audited First Charter Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). First Charter Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Charter Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Charter Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

Charlotte, North Carolina
February 28, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
First Charter Corporation:

We have audited the accompanying consolidated balance sheets of First Charter Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Charter Corporation as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 2 and 4 to the consolidated financial statements, First Charter Corporation changed is method of accounting for income tax uncertainties during 2007 and changed its method for accounting for stock-based compensation and its method for quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Charter Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Charlotte, North Carolina
February 28, 2008

First Charter Corporation
Consolidated Balance Sheets

	December 31
(Dollars in thousands, except share data)	2007	2006

Assets
Cash and due from banks	$85,562	$87,771
Federal funds sold	10,926	10,515
Interest-bearing bank deposits	5,710	4,541

Cash and cash equivalents	102,198	102,827
Securities available for sale (cost of $863,049 and $866,261; carrying amount of pledged collateral $654,965 and $632,918 at December 31, 2007 and 2006, respectively)	860,671	856,487
Federal Home Loan Bank and Federal Reserve Bank stock	48,990	49,928
Loans held for sale	14,145	12,292
Portfolio loans:
Commercial and construction	2,254,354	2,129,569
Mortgage	582,398	618,142
Consumer	666,255	737,342

Total portfolio loans	3,503,007	3,485,053
Allowance for loan losses	(42,414)	(34,966)

Portfolio loans, net	3,460,593	3,450,087
Premises and equipment, net	110,763	111,588
Goodwill and other intangible assets	82,871	85,068
Other assets	182,186	188,440

Total Assets	$4,862,417	$4,856,717

Liabilities
Deposits:
Noninterest-bearing demand	$438,313	$454,975
Demand	478,186	420,774
Money market	564,053	620,699
Savings	101,234	111,047
Certificates of deposit	1,313,482	1,223,252
Brokered certificates of deposit	326,351	417,381

Total deposits	3,221,619	3,248,128
Federal funds purchased and securities sold under agreements to repurchase	268,232	201,713
Commercial paper and other short-term borrowings	284,180	409,191
Long-term debt	567,729	487,794
Accrued expenses and other liabilities	52,313	62,529

Total Liabilities	4,394,073	4,409,355
Shareholders’ Equity
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 34,978,847 and 34,922,222 shares at December 31, 2007 and 2006, respectively	233,974	231,602
Common stock held in Rabbi Trust for deferred compensation	(1,687)	(1,226)
Deferred compensation payable in common stock	1,687	1,226
Retained earnings	235,812	221,678
Accumulated other comprehensive loss, net of tax	(1,442)	(5,918)

Total Shareholders’ Equity	468,344	447,362

Total Liabilities and Shareholders’ Equity	$4,862,417	$4,856,717

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Income

	For the Calendar Year
(Dollars in thousands, except per share amounts)	2007	2006	2005

Interest income
Loans	$264,600	$224,937	$172,760
Securities	44,786	39,522	51,622
Federal funds sold	282	267	60
Interest-bearing bank deposits	224	203	163

Total interest income	309,892	264,929	224,605
Interest expense
Deposits	106,300	82,448	53,456
Short-term borrowings	26,322	19,055	19,740
Long-term debt	30,384	29,716	26,526

Total interest expense	163,006	131,219	99,722

Net interest income	146,886	133,710	124,883
Provision for loan losses	19,945	5,290	9,343

Net interest income after provision for loan losses	126,941	128,420	115,540
Noninterest income
Service charges on deposits	30,893	28,962	27,809
ATM, debit, and merchant fees	10,366	8,395	6,702
Wealth management	3,487	2,847	2,410
Equity method investments gains (losses), net	1,866	3,983	(271)
Mortgage services	3,813	3,062	2,873
Gain on sale of Small Business Administration loans	1,187	126	—
Gain on sale of deposits and loans	—	2,825	—
Brokerage services	4,053	3,182	3,119
Insurance services	13,077	13,366	12,546
Bank owned life insurance	4,631	3,522	4,311
Property sale gains, net	1,706	645	1,853
Securities gains (losses), net	204	(5,828)	(16,690)
Other	2,971	2,591	2,076

Total noninterest income	78,254	67,678	46,738
Noninterest expense
Salaries and employee benefits	79,136	69,237	61,428
Occupancy and equipment	18,744	18,144	16,565
Data processing	6,681	5,768	5,171
Marketing	4,587	4,711	4,668
Postage and supplies	4,425	4,834	4,478
Professional services	14,054	8,811	8,072
Telecommunications	2,261	2,193	2,139
Amortization of intangibles	1,098	654	378
Foreclosed properties	976	755	386
Debt extinguishment expense	—	—	6,884
Derivative termination costs	—	—	7,770
Other	10,566	9,830	10,032

Total noninterest expense	142,528	124,937	127,971

Income from continuing operations before income tax expense	62,667	71,161	34,307
Income tax expense	21,363	23,799	9,132

Income from continuing operations, net of tax	41,304	47,362	25,175
Discontinued operations
Income from discontinued operations before gain on sale and income tax expense	—	36	224
Gain on sale	—	962	—
Income tax expense	—	965	88

Income from discontinued operations, net of tax	—	33	136

Net income	$41,304	$47,395	$25,311

Net income per common share
Basic
Income from continuing operations, net of tax	$1.19	$1.50	$0.83
Income from discontinued operations, net of tax	—	—	—
Net income	1.19	1.50	0.83
Diluted
Income from continuing operations, net of tax	$1.18	$1.49	$0.82
Income from discontinued operations, net of tax	—	—	—
Net income	1.18	1.49	0.82
Average common shares outstanding
Basic	34,612,184	31,525,366	30,457,573
Diluted	34,988,021	31,838,292	30,784,406
Dividends declared per common share	$0.78	$0.775	$0.76

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Shareholders’ Equity

			Common Stock	Deferred
			in Rabbi	Compensation		Accumulated
			Trust for	Payable in		Other
	Common Stock		Deferred	Common	Retained	Comprehensive
(Dollars in thousands, except share and per share amounts)	Shares	Amount	Compensation	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2004	30,054,256	$121,464	$(808)	$808	$198,085	$(4,862)	$314,687
Comprehensive income:
Net income	—	—	—	—	25,311	—	25,311
Change in unrealized gains and losses on securities, net of reclassification adjustment for net losses included in net income, net of income tax	—	—	—	—	—	(6,393)	(6,393)

Total comprehensive income							18,918
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(85)	—	—	—	(85)
Deferred compensation payable in common stock	—	—	—	85	—	—	85
Cash dividends declared, $0.76 per share	—	—	—	—	(21,954)	—	(21,954)
Issuance of shares under stock-based compensation plans, including related tax effects	661,403	11,443	—	—	—	—	11,443
Issuance of shares pursuant to acquisition	21,277	501	—	—	—	—	501

Balance, December 31, 2005	30,736,936	$133,408	$(893)	$893	$201,442	$(11,255)	$323,595

Cumulative adjustment to retained earnings for adoption of SAB 108 (Note 4)	—	—	—	—	(2,745)	—	(2,745)
Comprehensive income:
Net income	—	—	—	—	47,395	—	47,395
Change in unrealized gains and losses on securities, net of reclassification adjustment for net losses included in net income, net of income tax	—	—	—	—	—	5,337	5,337

Total comprehensive income							52,732
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(333)	—	—	—	(333)
Deferred compensation payable in common stock	—	—	—	333	—	—	333
Cash dividends declared, $0.775 per share		—	—	—	(24,414)	—	(24,414)
Issuance of shares under stock-based compensation plans, including related tax effects	1,196,025	25,217	—	—	—	—	25,217
Issuance of shares pursuant to acquisition	2,989,261	72,977	—	—	—	—	72,977

Balance, December 31, 2006	34,922,222	$231,602	$(1,226)	$1,226	$221,678	$(5,918)	$447,362

Comprehensive income:
Net income	—	—	—	—	41,304	—	41,304
Change in unrealized gains and losses on securities, net of reclassification adjustment for net losses included in net income, net of income tax	—	—	—	—	—	4,476	4,476

Total comprehensive income							45,780
Cumulative transaction adjustment for FIN 48 (Note 16)					29		29
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(461)	—	—	—	(461)
Deferred compensation payable in common stock	—	—	—	461	—	—	461
Cash dividends declared, $0.78 per share	—	—	—	—	(27,199)	—	(27,199)
Issuance of shares under stock-based compensation plans, including related tax effects	537,485	13,467	—	—	—	—	13,467
Repurchase of common stock	(500,000)	(10,626)	—	—	—	—	(10,626)
Issuance of shares pursuant to acquisition	19,140	(469)	—	—	—	—	(469)

Balance, December 31, 2007	34,978,847	$233,974	$(1,687)	$1,687	$235,812	$(1,442)	$468,344

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Cash Flows

	For the Calendar Year
(In thousands)	2007	2006	2005

Operating activities
Net income	$41,304	$47,395	$25,311
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,945	5,290	9,343
Depreciation	7,749	8,443	7,876
Amortization of intangibles	1,098	823	538
Amortization of servicing rights	351	426	514
Stock-based compensation expense	3,417	2,791	196
Tax benefits from stock-based compensation plans	(1,318)	(1,568)	—
Premium amortization and discount accretion, net	409	959	2,395
Securities (gains) losses, net	(204)	5,828	16,690
Net (gains) losses on sales of other real estate owned	(234)	87	50
Write-downs on other real estate owned	795	668	154
Equipment sale gains, net	(4)	(15)	(15)
Equity method investment (gains) losses, net	(1,866)	(3,983)	271
Gains on sales of loans held for sale	(2,662)	(1,121)	(1,465)
Gains on sales deposits and loans	—	(2,825)	—
Gains on sale of Small Business Administration loans	(1,187)	(126)	—
Debt extinguishment expense	—	—	6,884
Derivative termination costs	—	—	7,696
Property sale gains, net	(1,706)	(645)	(1,853)
Bank-owned life insurance claims	—	—	(935)
Origination of loans held for sale	(270,205)	(204,320)	(154,303)
Proceeds from sale of loans held for sale	271,014	199,596	154,647
Change in cash surrender value of life insurance	(2,779)	(3,604)	(1,587)
Change in other assets	11,302	1,661	(3,202)
Change in other liabilities	(8,865)	20,870	(16,291)

Net cash provided by operating activities	66,354	76,630	52,914

Investing activities
Proceeds from sales of securities available for sale	18,680	160,941	644,770
Proceeds from sales of FHLB and Federal Reserve Bank stock	19,874	40,413	7,813
Proceeds from maturities, calls and paydowns of securities available for sale	258,007	122,691	164,616
Proceeds from maturities, calls and paydowns of FHLB and Federal Reserve Bank stock	1,770	—	1,575
Purchases of securities available for sale	(273,669)	(282,200)	(81,978)
Purchases of FHLB and Federal Reserve Bank stock	(20,706)	(47,258)	(12,888)
Net change in loans	(40,381)	(554,207)	(520,366)
Loans sold in branch sale	—	8,078	—
Proceeds from sales of other real estate owned	5,790	5,840	5,048
Purchase of bank-owned life insurance	—	(15,876)	—
Proceeds from equity method distributions	—	4,060	—
Net purchases of premises and equipment	(6,920)	(13,243)	(17,069)
Cash paid in business acquisitions, net of cash acquired	—	(9,534)	—

Net cash provided by (used in) investing activities	(37,555)	(580,295)	191,521

Financing activities
Net change in deposits	(26,509)	486,691	189,633
Deposits sold in branch sale	—	(38,042)	—
Net change in federal funds purchased and securities sold under repurchase agreements	66,519	(110,570)	61,968
Net change in commercial paper and other short-term borrowings	(125,011)	210,759	(127,252)
Proceeds from issuance of long-term debt and trust preferred securities	240,000	265,000	186,857
Retirement of long-term debt	(160,065)	(335,065)	(502,736)
Debt extinguishment expense	—	—	(6,884)
Derivative termination costs	—	—	(7,696)
Proceeds from issuance of common stock	12,149	23,649	11,443
Purchases of common stock	(10,626)	—	—
Tax benefits from stock-based compensation plans	1,318	1,568	—
Cash dividends paid	(27,203)	(23,050)	(22,227)

Net cash provided by (used in) financing activities	(29,428)	480,940	(216,894)

Net increase (decrease) in cash and cash equivalents	(629)	(22,725)	27,541
Cash and cash equivalents at beginning of period	102,827	125,552	98,011

Cash and cash equivalents at end of period	$102,198	$102,827	$125,552

Supplemental information for continuing operations
Cash paid for:
Interest	$161,266	$124,152	$96,857
Income taxes	19,689	19,816	21,520
Non-cash items:
Transfer of loans to other real estate owned	9,930	7,772	6,532
Unrealized gains (losses) on securities available for sale (net of tax expense (benefit) of $2,921, $3,488, and ($4,235), respectively)	4,476	5,337	(6,393)
Issuance of common stock in business acquisitions	(469)	72,977	501
1035 exchange of bank-owned life insurance	—	21,541	—

See notes to consolidated financial statements.

First Charter Corporation
Notes to Consolidated Financial Statements

1.	Business and Summary of Significant Accounting Policies

Description of Business

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned banking subsidiary, First Charter Bank, a North Carolina state bank (“Bank”), as of December 31, 2007. On November 1, 2006, the Corporation acquired GBC Bancorp (“GBC”), parent of Gwinnett Bank, a Georgia state bank (“Gwinnett Bank”) and on March 1, 2007, Gwinnett Bank was merged with and into the Bank. The Bank operates two subsidiaries — First Charter Insurance Services, Inc. (“First Charter Insurance”) and First Charter Leasing and Investments, Inc. (“First Charter Leasing”). First Charter Insurance is a North Carolina corporation formed to meet the insurance needs of businesses and individuals throughout North Carolina and South Carolina. First Charter Leasing acts as the holding company for First Charter of Virginia Realty Investments, Inc., a Virginia corporation (“First Charter Virginia”). First Charter Virginia is engaged in the mortgage origination business and also acts as a holding company for First Charter Realty Investments, Inc., a Delaware real estate investment trust. First Charter Realty Investments, Inc. is the holding company for FCB Real Estate, Inc., a North Carolina real estate investment trust, and First Charter Real Estate Holdings, LLC, a North Carolina limited liability company, which owns and maintains the real estate property and assets of the Corporation. FCB Real Estate, Inc. primarily invests in commercial and one-to-four family residential real estate loans.

Basis of Presentation and Principles of Consolidation

The Corporation’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent liabilities as of the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Material estimates subject to change in the near term include, among other items, the allowance for loan losses, income tax liabilities and benefits, and the carrying values of intangible assets. Future events and their effects cannot be predicted with certainty, and accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience related to the estimates is acquired, as additional information is obtained and as the Corporation’s operating environment changes. Management evaluates and updates its assumptions and estimates on an ongoing basis. Actual results could differ from the estimates used.

Reclassifications of certain amounts in the previously issued consolidated financial statements have been made to conform to the financial statement presentation for 2007. Such reclassifications had no effect on previously reported net income or shareholders’ equity.

The Corporation consolidates those entities in which it holds a controlling financial interest, which is typically measured as a majority of the outstanding common stock. However, in certain situations, a voting interest may not be indicative of control, and in those cases, control is measured by other factors. Variable interest entities (“VIE”), certain of which are also referred to as special-purpose entities, are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinate financial support from other parties. Under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46(R)”), a company is deemed to be the primary beneficiary, and thus required to consolidate a VIE, if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, that will receive a majority of the VIE’s expected residual returns, or both. A variable interest is a contractual ownership or other interest that fluctuates with changes in the fair value of the VIE’s net assets. Expected losses and expected residual returns are measures of variability in the expected cash flows of a VIE.

The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II (collectively, the “Trusts”), in June 2005 and September 2005, respectively. Both are wholly-owned business trusts. The Trusts are not consolidated by the Corporation because it is not the primary beneficiary. The sole assets of the Trusts are subordinated debentures of the Corporation (“Notes”). The Trusts are 100 percent owned by the Corporation. The Notes are included in long-term debt in the consolidated balance sheets.

Business Combinations

Business combinations are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the consolidated statements of income from the date of acquisition. Refer to Note 5 for further discussion.

Discontinued Operations

On December 1, 2006, the Corporation completed the sale of Southeastern Employee Benefits Services (“SEBS”), its employee benefits administration business. Results for SEBS, the sole component of the Corporation’s Employee Benefits Administration Business, including the gain associated with its disposition, are reported as Discontinued Operations in the consolidated statements of income for all periods presented. Refer to Note 5 for further discussion.

Investment Securities

The Corporation classifies securities as available-for-sale, held-to-maturity, or trading based on management’s intent at the date of purchase or securitization. At December 31, 2007, substantially all of the Corporation’s securities are categorized as available-for-sale and, accordingly, are reported at fair value, based on quoted market prices, with any unrealized gains or losses, net of taxes, reflected as an element of accumulated other comprehensive income in shareholders’ equity. The Corporation intends to hold these available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, changes in the liquidity needs of the Bank, and other factors. The fair value of the securities is determined by a third party as of the end of the reporting period. The valuation is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available. Securities that the Corporation has the positive intent and ability to hold to maturity would be classified as held to maturity and reported at cost. At December 31, 2007 and 2006, the Corporation held no securities in this category. As discussed in Note 9, the Corporation had a nominal amount of trading assets at December 31, 2007 and 2006, which are carried at fair value, and included in other assets on the consolidated balance sheets. Changes in their fair value are reflected in the consolidated statements of income. The fair value of trading account assets is based on quoted market prices.

Gains and losses on sales of securities are recognized when realized on the trade date on a specific-identification basis. Premiums and discounts are amortized or accreted into interest income using the level-yield method or a method that approximates the level-yield method. If a decline in the fair value of a security below its cost or amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in noninterest income.

Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which are carried at cost because they can only be redeemed at par, are required investments based on the Bank’s capital, assets and borrowing levels.

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

Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees are recognized as fee income when earned. The determination to discontinue the accrual of interest is based on a review of each loan. Generally, accrual of interest is discontinued on loans 90 days past due or when deemed not collectible in full as to principal or interest, unless in management’s opinion, collection of both principal and interest is assured by way of collateralization, guarantees or other security, and the loan is in the process of collection. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. When the ultimate collectibility of the principal balance of an impaired loan is in doubt, the loan is placed on nonaccrual status and all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are recorded as recoveries of any amounts previously charged off, and then to interest income to the extent any interest has been foregone.

The Corporation’s charge-off policy meets or exceeds regulatory minimums. Past-due status is based on contractual payment date. Losses on unsecured consumer debt are recognized at 90 days past due, compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days to the estimated collateral fair value, depending on the collateral type, in compliance with the Federal Financial Institutions Examination Council (“FFIEC”) guidelines. Losses on commercial loans are recognized promptly upon determination that all or a portion of any loan balance is uncollectible. Any deficiency that exists after liquidation of collateral will be taken as a charge-off. Subsequent payment received will be treated as a recovery when collected.

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

The allowance also incorporates the results of measuring impaired loans as provided in SFAS 114, Accounting by Creditors for Impairment of a Loan. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due (interest as well as principal) according to the original contractual terms of the loan agreement. Factors that influence management’s judgment include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of loans of certain risk grades, and regulatory reports of examination. Specific reserves are determined on a loan-by-loan basis based on management’s best estimate the Corporation’s exposure, given the current payment status of the loan, the present value of expected payments, and the value of any underlying collateral.

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

Management considers the allowance for loan losses adequate to cover inherent losses in the Corporation’s loan portfolio as of the date of the consolidated financial statements. Management believes it has established the allowance in consideration of the current economic environment. While management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

Derivative Instruments

The Corporation enters into interest-rate swap agreements or other derivative transactions as business conditions warrant. As of December 31, 2007 and 2006, the Corporation had no interest-rate swap agreements or other derivative transactions outstanding. The interest-rate swap agreements entered into by the Corporation in the past qualified for hedge accounting as fair value hedges.

Loan Sales and Securitizations

The Corporation’s residential real estate production is primarily originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”) of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“GNMA”). The Corporation’s production is sold in the secondary mortgage market primarily to investors, principally other financial institutions. These loans are generally collateralized by one-to-four family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. First Charter originates residential real estate loans through financial centers located within the Corporation’s market, loan origination office located in Reston, Virginia, and through a correspondent network. Over the last three years, substantially all residential real estate loans originated by First Charter were sold in the secondary mortgage market servicing released. During 2007 and 2006, $40.7 million and $20.1 million, respectively, of residential mortgage loans were sold with limited recourse. Through an arrangement with a third-party insurer, the Corporation has transferred recourse risk for loans with individual balances of $850,000 and less. During 2007 and 2006, $4.3 million and $1.4 million, respectively, of residential mortgage loans above the $850,000 threshold were sold with limited recourse.

The Corporation periodically securitizes mortgage loans held for sale and transfers them to securities available-for-sale. This is accomplished by exchanging loans for mortgage-backed securities issued primarily by Freddie Mac and Fannie Mae. Following the transfers, the securities are reported at estimated fair value based on quoted market prices, with unrealized gains and losses reflected in accumulated other comprehensive income, net of deferred income taxes. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions. The Corporation retains the mortgage servicing on the loans exchanged for securities. At December 31, 2007 and 2006, the Corporation retained $36.4 million and $42.1 million, respectively, of securitized mortgage loans in its available-for-sale securities portfolio. There were no loan securitization transactions during 2007, 2006 or 2005.

Servicing Rights

The Corporation capitalizes servicing rights when loans are either securitized or sold and the loan servicing is retained. The cost of servicing rights is amortized in proportion to and over the estimated period of net servicing revenues. The amortization of servicing rights is recognized in the consolidated statements of income as an offset to other noninterest income.

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

Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment. As of December 31, 2007, the Bank was the only reporting unit which carried goodwill on its balance sheet.

The goodwill impairment test is performed in two phases. The first step of the impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In 2007 and 2006, the Corporation was not required to perform the second step of the impairment test as the fair value of its reporting units exceeded the carrying amount.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

The consolidated statements of cash flows reflect certain adjustments to previously reported amounts for the years ended December 31, 2006 and 2005. For the year ended December 31, 2006, the Corporation adjusted the amount reported as cash paid in business acquisitions, net of cash acquired, by $17,798. Below is a summary of the impact of this adjustment.

For the Year Ended
(In thousands)	December 31, 2006

Net cash provided by operating activities, as previously reported	$94,428
Adjustment for cash acquired in acquisition	(17,798)

Net cash provided by operating activities, as reported herein	$76,630

Net cash used in investing activities, as previously reported	$(598,093)
Adjustment for cash acquired in acquisition	17,798

Net cash used in investing activities, as reported herein	$(580,295)

Net change in cash and cash equivalents	$—

For the year ended December 31, 2005, the primary adjustments were related to debt extinguishment expenses and derivative termination costs that were included as components of net income, rather than as financing activities. Below is a summary of the impact of these adjustments.

For the Year Ended
(In thousands)	December 31, 2005

Net cash provided by operating activities, as previously reported	$38,426
Adjustment for debt extinguishment expense	6,884
Adjustment for derivative termination costs	7,696
Other	(92)

Net cash provided by operating activities, as reported herein	$52,914

Net cash used in financing activities, as previously reported	$(202,406)
Adjustment for debt extinguishment expense	(6,884)
Adjustment for derivative termination costs	(7,696)
Other	92

Net cash used in financing activities, as reported herein	$(216,894)

Net change in cash and cash equivalents	$—

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

The Corporation’s recognition of earnings or losses from an equity method investment is determined by the Corporation’s share of the investee’s earnings on a quarterly basis (or, in the case of some smaller investments, on an annual basis if there has been no significant change in values). The limited partnerships provide their financial information quarterly or annually, and the Corporation’s policy is to record its share of earnings or losses on these equity method investments in the quarter such financial information is received. The Corporation recognized gains from equity method investments of $1.9 million and $4.0 million in 2007 and 2006, respectively, and recognized losses of $0.3 million in 2005.

These limited partnerships record their investments in investee companies on a fair value basis, with changes in the underlying fair values being reflected as an adjustment to their earnings in the period such changes are determined. The earnings of these limited partnerships, and therefore the amount recorded on an equity-method basis by the Corporation, are impacted significantly by changes in the underlying value of the companies in which these limited partnerships invest. Most of the companies in which these limited partnerships invest are privately held, and their market values are not readily available. Estimations of these values are made by the management of the limited partnerships and are reviewed by the Corporation’s management for reasonableness. The assumptions in the valuation of these investments include the viability of the business model, the ability of the investee company to obtain alternative financing, the ability to generate revenues in future periods and other subjective factors. Given the inherent risks associated with this type of investment in the current economic environment, there can be no guarantee that there will not be widely varying gains or losses on these equity method investments in future periods. At December 31, 2007 and 2006, the carrying value of the Corporation’s equity method investments was $6.4 million and $5.3 million, respectively.

Bank Owned Life Insurance

The Corporation recognizes changes in the cash surrender value of bank-owned life insurance, net of insurance costs, in the consolidated statements of income as a component of noninterest income. The cash surrender value of the insurance policies is recorded as an asset in other assets in the Corporation’s consolidated balance sheets.

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

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	For the Calendar Year
	2007	2006	2005

Basic weighted-average number of common shares outstanding	34,612,184	31,525,366	30,457,573
Dilutive effect arising from potential common stock issuances	375,837	312,926	326,833

Diluted weighted-average number of common shares outstanding	34,988,021	31,838,292	30,784,406

The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share. These amounts were 23,500 shares, 255,000 shares, and 1.1 million shares for 2007, 2006, and 2005, respectively.

Dividends Per Share

Dividends declared by the Corporation were $0.78 per share, $0.775 per share, and $0.76 per share for 2007, 2006, and 2005, respectively.

Share-Based Payments

Compensation cost is recognized for stock option, restricted stock, and performance share awards issued to employees and non-employee directors. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used to estimate the fair value of restricted stock and performance share awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards, the restriction period for restricted stock awards, and the performance period for performance shares. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. When an award is granted to an employee who is eligible for retirement, the compensation cost of these awards is recognized over the period up to the date the employee first becomes eligible to retire. Compensation expense is recognized net of awards expected to be forfeited.

Prior to the adoption of the fair value method of accounting as prescribed in FAS 123(R), Share-Based Payments, on January 1, 2006, the Corporation accounted for these stock awards under the recognition provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of FAS 123(R) to all outstanding stock option awards in 2005.

For the Calendar
(Dollars in thousands, except per share data)	Year 2005

Net income, as reported	$25,311
Add: Stock-based employee compensation expense included in reported net income	118
Add: Effect of change in prior-period forfeiture assumptions	932
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,733)

Pro forma net income	$24,628

Net income per share
Basic - as reported	$0.83
Basic - pro forma	0.81
Diluted - as reported	0.82
Diluted - pro forma	0.80

Average shares
Basic	30,457,573
Diluted	30,784,406

2.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary. The

Corporation is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141, Business Combinations. SFAS 141(R), among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. The Corporation is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation did not elect the fair value option as of January 1, 2008 for any of its financial assets or financial liabilities and, accordingly, the adoption of the statement did not have a material impact on the Corporation’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The Corporation adopted the guidance of SFAS 157 beginning January 1, 2008, and the adoption of the statement did not have a material impact on the Corporation’s consolidated financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. SFAS 156 requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity amortizes the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assesses servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity measures servicing assets or liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. The Corporation adopted SFAS 156 as of January 1, 2007, and elected the amortization method for all of its servicing assets. The initial adoption of SFAS 156 did not have an impact on the Corporation’s consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Pursuant to FIN 48, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 requires the tax benefits recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood to be realized upon ultimate settlement. The Corporation has a liability for unrecognized tax benefits relating to uncertain tax positions and as a result of adopting FIN 48 on January 1, 2007, the Corporation reduced this liability by approximately $29,000 and recognized a cumulative effect adjustment as an increase to retained earnings.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. The Corporation adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle, through a cumulative-effect adjustment to retained earnings. The amount of the adjustment was not significant.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, (“SAB 109”). SAB 109 supersedes guidance provided by SAB 105, Loan Commitments Accounted for as Derivative Instruments, (“SAB 105”) and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB 109 retains the SEC’s position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB 105. The Corporation adopted SAB 109 as of January 1, 2008 and the adoption of SAB 109 did not have a material impact on the Corporation’s consolidated financial statements.

The Corporation has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

3.	Proposed Merger with Fifth Third

On August 15, 2007, First Charter and Fifth Third Bancorp (“Fifth Third”) entered into an Agreement and Plan of Merger, as amended by the Amended and Restated Agreement and Plan of Merger, dated September 14, 2007, (“Merger Agreement”) by and among First Charter, Fifth Third, and Fifth Third Financial Corporation (“Fifth Third Financial”). Under the terms of the Merger Agreement, First Charter will be merged with and into Fifth Third Financial. The Merger Agreement has been approved by the Board of Directors of First Charter, Fifth Third and Fifth Third Financial. On January 18, 2008, First Charter shareholders approved the Merger Agreement. The Merger Agreement is subject to customary closing conditions, including regulatory approval. First Charter is planning for a closing in the second quarter of 2008, although no assurance can be given in this regard.

Pursuant to the Merger Agreement, at the effective time of the merger, each common share of First Charter issued and outstanding immediately prior to the effective time (other than common shares held directly or indirectly by First Charter or Fifth Third) will be exchanged, at the election of the owner of the common share, into either $31.00 cash or shares of Fifth Third common stock with a value of $31.00 per share, or both. Under the terms of the Merger Agreement, approximately 30 percent of First Charter shares will be converted to cash and approximately 70 percent will be converted to Fifth Third common stock.

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

In connection with the proposed merger with Fifth Third, the Corporation has incurred expenses of approximately $1.3 million of merger-related costs, principally legal fees, for the year ended December 31, 2007.

As previously disclosed, First Charter has been informed by Fifth Third that in February 2008 a shareholder of Fifth Third filed a derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against the members of Fifth Third’s board of directors and, nominally, Fifth Third, alleging breach of fiduciary duty and waste of corporate assets, among other charges, in relation to the approval of Fifth Third’s acquisition of First Charter. The suit seeks, with respect to the completion of the acquisition, an injunction to stop the acquisition of First Charter and an independent valuation of First Charter as to its worth. The suit also seeks unspecified compensatory damages to be paid to Fifth Third by its directors as well as costs and attorneys fees to the plaintiff. The suit is in its earliest stage and Fifth Third has stated that the impact of the final disposition cannot be assessed at this time. First Charter and its legal counsel are reviewing the complaint carefully and intend to take such action as is appropriate and necessary to protect First Charter’s interests in the Merger Agreement with Fifth Third.

4.	Staff Accounting Bulletin 108

In December 2006, the Corporation adopted the provisions of SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which clarifies the way that a company should evaluate an identified unadjusted error for materiality. SAB 108 permits the Corporation to adjust for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption.

In adopting the provisions of SAB 108, the Corporation adjusted its opening retained earnings and its financial results for fiscal 2006 for the items described below. The Corporation considered these adjustments to be immaterial to prior periods.

Mortgage Services Revenue.  The Corporation adjusted its opening retained earnings for 2006 and its financial results for each of the 2006 quarters to reflect the over accrual of mortgage services revenue ($1.7 million pre-tax at January 1, 2006), which arose during the 2003 through 2006 years, due to estimating and accruing for gains on the sale of mortgage loans combined with not reconciling these estimates and accruals to cash received.

Accounts Payable.  The Corporation adjusted its opening retained earnings for 2006 and its financial results for each of the 2006 quarters to reflect the under accrual of certain accounts payables ($1.7 million pre-tax at January 1, 2006), representing certain invoices received and paid subsequent to year end that were incurred in the prior reporting period. Although the Corporation conducts a thorough review process of outstanding obligations at each reporting period to determine proper accruals, certain accounts payable items had historically been expensed on a “cash basis” due to the relative dollar amount remaining constant between periods.

Salaries and Employee Benefits Expense.  The Corporation adjusted its opening retained earnings for 2006 and its financial results for each of the 2006 quarters for three compensation and benefits accruals. Such accruals related to (i) the under accrual of unused vacation benefits ($156,000 pre-tax at January 1, 2006), representing up to a five-day carryover into the following year; (ii) the under accrual of certain incentives for retail, commercial, and private banking personnel ($707,000 pre-tax at January 1, 2006), representing the historical expensing of these benefits on a “cash basis”; and (iii) the under accrual of compensation expense for non-exempt employees ($342,000 pre-tax at January 1, 2006), representing compensation for a five-day lag between the last pay date and the accrual date for all employees. These three salaries and employee benefit expense items had historically been expensed on a “cash basis.”

The after-tax impact of each of the items noted above on fiscal 2006 opening shareholders’ equity, and on net income for each quarter of 2006 is presented below:

		Salaries &
	Mortgage	Employee	Accounts
(In thousands)	Services	Benefits	Payable	Total

Cumulative effect on shareholders’ equity as of December 31, 2005	$(1,000)	$(729)	$(1,016)	$(2,745)
Effect on:
Net income for the first quarter of 2006	(173)	(28)	—	(201)
Net income for the second quarter of 2006	(63)	(28)	—	(91)
Net income for the third quarter of 2006	(71)	(28)	—	(99)
Net income for the fourth quarter of 2006	(44)	(75)	—	(119)
Net income for the six months ended June 30, 2006	(236)	(56)	—	(292)
Net income for the nine months ended September 30, 2006	(307)	(84)	—	(391)
Net income for the year ended December 31, 2006	(351)	(159)	—	(510)

The aggregate impact of these adjustments is summarized below (dollars in thousands, except per share data):

	Before		As
As of and for the Year Ended December 31, 2006	Adjustment	Adjustment	Adjusted

Other assets	$190,674	$(2,234)	$188,440
Accrued expenses and other liabilities	61,508	1,021	62,529
Shareholders’ equity	450,617	(3,255)	447,362
Mortgage services revenue	3,642	(580)	3,062
Total noninterest income	68,258	(580)	67,678
Salaries and employee benefits expense	68,975	262	69,237
Total noninterest expense	124,675	262	124,937
Total income tax expense	24,131	(332)	23,799
Net income	47,872	(510)	47,362
Diluted earnings per share from continuing operations	1.51	(0.02)	1.49

5.	Acquisitions and Divestitures

Acquisition of GBC Bancorp, Inc.  On November 1, 2006, the Corporation completed its acquisition of GBC, headquartered in Lawrenceville, Georgia. The assets and liabilities of GBC were recorded on the Corporation’s consolidated balance sheets at their estimated fair values as of the acquisition date, and GBC’s results of operations were included in the consolidated statements of income from that date forward.

Subsequent to the acquisition, the Corporation finalized its valuations of certain acquired assets and liabilities, including intangible assets. During 2007, the Corporation made certain refinements to its initial allocation of the GBC purchase price, including a $1.2 million adjustment to the purchase price as the stock price paid upon acquisition was adjusted for EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, and the recognition of an additional $0.8 million of deferred tax assets. The following table shows the excess of the purchase price and capitalized merger costs over carrying value of net assets acquired, the initial purchase price allocation and the resulting goodwill as of the date of the acquisition, subsequent purchase price refinements, and the final purchase price allocation.

	Initial		Final
	Purchase	Purchase	Purchase
	Price	Price	Price
(In thousands)	Allocation	Refinements	Allocation

Purchase price	$103,221	$(1,160)	$102,061
Capitalized merger costs	1,211	88	1,299
Carrying value of net assets acquired	39,869	—	39,869

Excess of purchase price and capitalized merger costs over carrying value of net assets acquired	64,563	(1,072)	63,491
Purchase accounting adjustments:
Securities	241	—	241
Loans	643	(108)	535
Deferred taxes	794	(752)	42
Certificates of deposit	—	33	33

Subtotal	1,678	(827)	851

Core deposit intangibles	(3,091)	(469)	(3,560)
Other identifiable intangible assets	(1,186)	238	(948)

Goodwill	$61,964	$(2,130)	$59,834

Insurance Agencies. On December 1, 2004, the Corporation, through a subsidiary of the Bank, acquired substantially all of the assets of Smith & Associates Insurance Services Inc., a property and casualty insurance agency (“Agency”). In connection with this transaction, the Corporation has previously issued to the Agency an aggregate of 42,198 shares of common stock, valued at $1.1 million. On May 1, 2007, pursuant to the purchase agreement and based upon the performance of the business for the period of December 1, 2005 through November 30, 2006, the Corporation issued 10,632 additional shares of common stock to the Agency, valued at $0.3 million. Additionally, on December 1, 2007, based upon the performance of the business for the period of December 1, 2006 through November 30, 2007, the Corporation issued 8,508 additional shares of common stock to the Agency, valued at $0.3 million.

In July and October of 2003, the Corporation, through a subsidiary of the Bank, acquired Piedmont Insurance Agency, Inc. and Robertson Insurance Agency, Inc., respectively. These acquisitions were recorded using the purchase accounting method. The initial purchase price for both agencies totaled $1.1 million in cash. The purchase agreements also called for additional cash payments based on the post-closing performance of the acquired businesses. Based on this agreement and the performance of the businesses, the Corporation paid $356,000 and $371,000 during 2006 and 2005, respectively, and nothing was paid during 2007. There will be no additional consideration paid related to these transactions.

Sale of Employee Benefits Administration Business.  On December 1, 2006, the Corporation completed the sale of SEBS, its employee benefits administration business, to an independent third-party benefits administrator for $3.1 million in cash. The transaction resulted in a pre-tax gain of $962,000. Income tax expense attributable to the gain was $951,000, as $1.4 million of goodwill and certain of the intangible assets was nondeductible.

In connection with this sale, the Corporation and the purchaser entered into a three-year agreement under which the Corporation will continue to use the purchaser as the strategic record-keeping partner for its wealth management clients and the administration of certain of the Corporation’s employee benefits plans.

The results of SEBS are reported as Discontinued Operations for all periods presented. A condensed summary of the assets and liabilities of discontinued operations as of November 30, 2006, follows:

November 30
(In thousands)	2006

Goodwill and other intangible assets	$1,849
Other assets	325

Total assets of discontinued operations	$2,174

Other operating liabilities	$409
Liabilities incurred in connection with sale	373

Total liabilities of discontinued operations	$782

Condensed financial results for discontinued operations follow.

	For the Calendar Year

(In thousands)	2007	2006 (1)	2005

Noninterest income	$—	$3,012	$3,475
Noninterest expense	—	2,976	3,251

Income from discontinued operations before tax	—	36	224
Gain on sale	—	962	—
Income tax expense	—	965	88

Income from discontinued operations, after tax	$—	$33	$136

(1)	Includes the results of SEBS for the eleven months ended November 30, 2006.

6.	Goodwill and Other Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	December 31

	2007			2006

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Core deposits	$3,560	$808	$2,752	$3,091	$200	$2,891
Noncompete agreements	90	90	—	90	63	27
Customer lists	2,615	1,640	975	2,359	1,177	1,182

Total amortized intangible assets	6,265	2,538	3,727	5,540	1,440	4,100
Goodwill	79,144	N/A	79,144	80,968	N/A	80,968

Total goodwill and amortized intangible assets	$85,409	$2,538	$82,871	$86,508	$1,440	$85,068

The gross carrying amount of core deposit intangibles increased to $3.6 million at December 31, 2007, from $3.1 million at December 31, 2006. These changes are due to refinements made in the purchase accounting for the GBC acquisition. Refer to Note 5 for further discussion of the GBC purchase accounting adjustments. The core deposit intangible is expected to be amortized into noninterest expense over a weighted-average period of 2.9 years.

The gross carrying amount of customer lists increased to $2.6 million at December 31, 2007, from $2.4 million at December 31, 2006. The increase was due to contractual payments made in connection with the acquisition of Smith & Associates Insurance Services, Inc. during the second and fourth quarters of 2007. The contractual payments are to be amortized over the weighted-average useful life of four years.

The gross carrying amount of goodwill decreased from $81.0 million at December 31, 2006, to $79.1 million at December 31, 2007, primarily due to refinements made in the purchase accounting for the GBC acquisition. Refer to Note 5 for further discussion of the GBC purchase accounting adjustments. There was no impairment of goodwill for 2007, 2006, or 2005.

On December 1, 2006, the Corporation completed the sale of SEBS, its third-party benefits administrator. Refer to Note 5 for further discussion. At the time of sale, intangible assets, principally customer lists, of $574,000 and goodwill of $1.3 million were attributable to this divested business and were written off against the gain on sale.

Amortization expense from continuing and discontinued operations follows:

	For the Calendar Year

(In thousands)	2007	2006	2005

Continuing operations	$1,098	$654	$378
Discontinued operations	—	169	160

Total intangibles amortization expense	$1,098	$823	$538

As of December 31, 2007, expected future amortization expense for intangible assets follows:

	Core	Customer
(In thousands)	Deposits	Lists	Total

2008	$608	$388	$996
2009	531	263	794
2010	453	142	595
2011	375	83	458
2012	297	48	345
2013 and after	488	51	539

Total expected future intangibles amortization expense	$2,752	$975	$3,727

7.	Comprehensive Income

Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income (loss). The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available-for-sale securities.

The components of comprehensive income follow:

	For the Calendar Year
	2007	2006	2005

Comprehensive income
Net income	$41,304	$47,395	$25,311
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net	7,601	2,997	(27,318)
Reclassification adjustment for gains (losses) included in net income	204	(5,828)	(16,690)
Income tax effect, net	(2,921)	(3,488)	4,235

Other comprehensive income (loss)	4,476	5,337	(6,393)

Total comprehensive income	$45,780	$52,732	$18,918

8.	Securities Available for Sale

Securities available for sale are summarized as follows:

	December 31, 2007

	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government agency obligations	$145,810	$814	$70	$146,554
Mortgage-backed securities	565,872	4,399	4,837	565,434
State, county, and municipal obligations	92,324	692	78	92,938
Asset-backed securities	57,681	—	3,452	54,229
Equity securities	1,362	193	39	1,516

Total securities	$863,049	$6,098	$8,476	$860,671

	December 31, 2006

	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government agency obligations	$278,106	$358	$3,070	$275,394
Mortgage-backed securities	419,824	768	8,572	412,020
State, county, and municipal obligations	102,221	745	364	102,602
Asset-backed securities	65,141	11	37	65,115
Equity securities	969	387	—	1,356

Total securities	$866,261	$2,269	$12,043	$856,487

The contractual maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation’s securities portfolio at December 31, 2007, are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

			Due after 1		Due after 5
	Due in 1 Year		through 5		through 10		Due after
	or less		years		years		10 years		Total

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Fair value of securities available for sale
U.S. government agency obligations	$115,994	4.71%	$26,572	4.39%	$3,988	5.43%	$—	—%	$146,554	4.67%
Mortgage-backed securities(1)	2,880	4.93	213,469	4.86	304,665	5.47	44,420	5.60	565,434	5.25
State and municipal obligations(2)	28,727	6.93	24,809	5.19	4,757	5.95	34,645	5.32	92,938	5.81
Asset-backed securities	—	—	14,204	7.98	19,095	6.40	20,930	6.84	54,229	6.98
Equity securities(3)	—	—	—	—	—	—	1,516	3.14	1,516	3.14

Total	$147,601	5.15%	$279,054	5.00%	$332,505	5.53%	$101,511	5.72%	$860,671	5.32%

Amortized cost of securities available for sale	$146,663		$280,710		$332,602		$103,074		$863,049

(1)	Maturities estimated based on average life of security.
(2)	Yields on tax-exempt securities are calculated on a tax-equivalent basis using the marginal Federal income tax rate of 35 percent.
(3)	Although equity securities have no stated maturity, they are presented for illustrative purposes only. The 3.14 percent yield represents the expected dividend yield to be earned on equity securities.

Securities with an aggregate carrying value of $655.0 million and $632.9 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, trust account deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank (“FHLB”) borrowings.

Gross gains and losses recognized on the sale of securities are summarized as follows:

	For the Calendar Year

(In thousands)	2007	2006	2005

Gross gains	$357	$32	$1,225
Gross losses	(153)	(5,860)	(17,915)

Securities gains (losses), net	$204	$(5,828)	$(16,690)

During 2007, the Corporation recognized $48,000 of other-than-temporary impairment losses related to certain equity securities. There were no write-downs for other-than-temporary declines in the fair value of debt and equity securities in 2006 or 2005.

As of December 31, 2007, there were no issues of securities available-for-sale (excluding U.S. government agency obligations), which had carrying values that exceeded 10 percent of shareholders’ equity of the Corporation.

The unrealized losses at December 31, 2007, shown in the following table, resulted primarily from an increase in interest rate spreads among the various types of bond investments.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

AAA/AA-RATED SECURITIES
U.S. government agency obligations	$—	$—	$49,918	$70	$49,918	$70
Mortgage-backed securities	74,397	1,414	171,933	3,423	246,330	4,837
State, county, and muncipal obligations	—	—	8,974	78	8,974	78

Total AAA/AA-rated securities	74,397	1,414	230,825	3,571	305,222	4,985

A/BBB-RATED SECURITIES
Asset-backed securities	45,401	2,278	8,828	1,174	54,229	3,452

Total A/BBB-rated securities	45,401	2,278	8,828	1,174	54,229	3,452

UNRATED SECURITIES
Equity securities	417	39	—	—	417	39

Total unrated securities	417	39	—	—	417	39

Total temporarily impaired
securities	$120,215	$3,731	$239,653	$4,745	$359,868	$8,476

At December 31, 2007, investments in a gross unrealized loss position included five U.S. agency securities, 46 mortgage-backed securities, eight municipal obligations, and eight other asset-backed securities. The unrealized losses associated with these securities were not considered to be other-than-temporary, because they were primarily related to changes in interest rates and interest rate spreads and did not affect the expected cash flows of the underlying collateral or the issuer. At December 31, 2007, the Corporation had the ability and the intent to hold these investments to recovery of par value. The Corporation’s available-for-sale securities portfolio also contains one equity security in an unrealized loss position. This equity security began trading publicly in the first quarter of 2007 and the stock price has decreased, resulting in an unrealized loss.

9.	Trading Activity

The Corporation records the write-up or write-down in the market value of the First Charter Corporation Option Plan Trust (“OPT Plan”) as a trading gain or loss. The OPT Plan is a tax-deferred capital accumulation plan. For more information concerning the OPT Plan, see Note 17. The Corporation recognized income, primarily from the mark to market of the investments in the OPT Plan, of $50,000,

$41,000, and $51,000 for 2007, 2006, and 2005, respectively. There were no written covered call options outstanding at December 31, 2007 and 2006, or at any time during those years.

10.	Derivatives

In prior periods, the Corporation accounted for interest-rate swaps as a hedge of the fair value of the designated FHLB advances. At December 31, 2007 and 2006, the Corporation was not a party to any interest-rate swap agreements. In the fourth quarter of 2005, the Corporation extinguished its FHLB advances, which had related interest-rate swaps as hedges. The Corporation incurred a pre-tax loss of $7.8 million on the extinguishment of the related interest-rate swaps. For 2005, the Corporation recognized a net gain of $5,000 for the ineffective portion of the interest-rate swaps.

11.	Loans and Allowance for Loan Losses

The Bank primarily makes commercial and installment loans to customers throughout its market areas. The Corporation’s primary market area includes the states of North Carolina, South Carolina, and Georgia, and predominately centers on the Metro regions of Charlotte and Raleigh, North Carolina, and Atlanta, Georgia. At December 31, 2007, the majority of the total loan portfolio was to borrowers within this region. The real estate loan portfolio can be affected by the condition of the local real estate markets. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial bases in the regions.

Total portfolio loans are categorized as follows:

	December 31
	2007		2006

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$1,073,983	30.7%	$1,034,317	29.7%
Commercial non real estate	308,792	8.8	301,958	8.7
Construction	871,579	24.9	793,294	22.8
Mortgage	582,398	16.6	618,142	17.7
Home equity	413,873	11.8	447,849	12.8
Consumer	252,382	7.2	289,493	8.3

Total portfolio loans	$3,503,007	100.0%	$3,485,053	100.0%

Loans held for sale consist primarily of 15- and 30-year mortgages which the Corporation intends to sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or market, and at December 31, 2007, no valuation allowance was recorded. Loans held for sale were $14.1 million and $12.3 million at December 31, 2007 and 2006, respectively.

The following is a summary of the changes in the allowance for loan losses:

	For the Calendar Year

(In thousands)	2007	2006	2005

Balance, January 1	$34,966	$28,725	$26,872
Charge-offs	(13,838)	(4,578)	(8,652)
Recoveries	1,341	1,318	1,162

Net charge-offs	(12,497)	(3,260)	(7,490)
Allowance related to acquired company	—	4,211	—
Provision for loan losses	19,945	5,290	9,343

Balance, December 31	$42,414	$34,966	$28,725

The table below summarizes the Corporation’s nonperforming assets.

	December 31
(In thousands)	2007	2006

Nonaccrual loans	$28,695	$8,200
Loans 90 days or more past due and accruing interest	—	—

Total nonperforming loans	28,695	8,200
Other real estate	10,056	6,477

Total nonperforming assets	$38,751	$14,677

At December 31, 2007 and 2006, nonaccrual loans amounted to $28.7 million and $8.2 million, respectively. Interest collected on these loans and included in interest income in 2007, 2006, and 2005 amounted to $1.4 million, $0.4 million, and $0.1 million, respectively.

At December 31, 2007 and 2006, impaired loans amounted to $23.2 million and $1.0 million, respectively. Included in the allowance for loan losses was $4.4 million and $0.3 million related to the impaired loans at December 31, 2007 and 2006, respectively. In 2007, 2006, and 2005, the average recorded investment in impaired loans was $11.2 million, $2.2 million, and $9.6 million, respectively. Prior to 2007, the Corporation recognized interest income on impaired loans using the cash-basis method of accounting. During 2006 and 2005, $35,000 and $195,000, respectively, of interest income was recognized on loans while the loans were impaired.

Beginning January 1, 2007, the Corporation began including consumer and residential mortgage loans with outstanding principal balances of $150,000 or greater in its computation of impaired loans calculated under SFAS 114, Accounting by Creditors for Impairment of a Loan — an Amendment to FASB Statements No. 5 and No. 15. The application of the methodology conforms the consumer and residential mortgage loan analysis to the Corporation’s SFAS 114 analysis for commercial loans. Included in the $23.2 million of total impaired loans at December 31, 2007 were $11.9 million of consumer and residential mortgage loans. Had this methodology been applied at December 31, 2006, the impaired loan balance would have been $4.0 million.

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

As of December 31, 2007, the Corporation had an aggregate outstanding balance of $3.7 million to individual lot purchasers related to Penland. The Corporation charged off $10.4 million related to these loans during 2007. Based on management’s assessment of probable incurred losses associated with the Penland loan portfolio, the Corporation recorded an allowance for loan losses of $1.3 million as of December 31, 2007. Additionally, based on management’s assessment of the individual borrowers, $1.1 million of the Penland loans were on nonaccrual status as of December 31, 2007.

The following is a reconciliation of loans outstanding to executive officers, directors, and their associates:

(In thousands)	2007

Balance at December 31, 2006	$634
New loans	2,682
Principal repayments	(51)
Director and officer changes	42

Balance at December 31, 2007	$3,307

In the opinion of management, these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Such loans, in the opinion of management, do not involve more than the normal risks of collectibility.

12.	Servicing Rights

As of December 31, 2007, the Corporation serviced $178.1 million of mortgage loans for other parties. The carrying value and aggregate estimated fair value of mortgage servicing rights (“MSR”) at December 31, 2007 was $0.6 and $1.8 million, respectively, compared to a carrying value and estimated fair value of $0.8 million and $2.1 million, respectively, at December 31, 2006.

In conjunction with the Corporation’s acquisition of GBC and its primary banking subsidiary, Gwinnett Bank, the Corporation capitalized $1.2 million in servicing rights on Small Business Administration (“SBA”) loans originated, sold, and serviced by Gwinnett Bank. Effective March 1, 2007, Gwinnett Bank was merged with and into the Bank. Subsequent to the acquisition, the Corporation finalized its valuations of certain acquired assets, including SBA loan servicing rights (“SSR”). As a result of these refinements, the value of SSRs acquired was decreased by $0.2 million. As of December 31, 2007, the Corporation serviced $35.2 million of SBA loans for other parties, and the carrying value and the estimated fair value of the SSR were $0.8 million and $0.9 million, respectively.

Servicing rights are periodically evaluated for impairment based on their fair value. Impairment would be recognized as a reduction to the carrying value of the asset. Fair value is estimated based on market prices for similar assets and on the discounted estimated present value of future net cash flows based on market consensus loan prepayment estimates, historical prepayment rates, interest rates, and other economic factors. For purposes of impairment evaluation, the servicing assets are stratified based on predominant risk characteristics of the underlying loans, including loan type (conventional or government) and note rate. The Corporation had no write-downs related to its mortgage servicing rights for 2007, 2006 or 2005.

The following is an analysis of capitalized servicing rights included in other assets in the consolidated balance sheets:

	2007		2006		2005
(In thousands)

	MSR	SSR	MSR	SSR	MSR	SSR

Balance, January 1	$756	$1,137	$1,133	$—	$1,647	$—
Servicing rights capitalized or acquired	—	82	—	1,186	—	—
Amortization expense	(165)	(189)	(377)	(49)	(514)	—
Purchase accounting adjustment	—	(238)	—	—	—	—
Valuation allowance	—	—	—	—	—	—

Balance, December 31	$591	$792	$756	$1,137	$1,133	$—

Assumptions used to value the MSR included an average conditional prepayment rate (“CPR”) of 14.8 percent, an average discount rate of 12.2 percent, and a weighted-average life of 3.4 years. An increase in the prepayment rates of 10 percent and 20 percent may result in a decline in fair value of $69,000 and $134,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $46,000 and $89,000, respectively. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which may magnify or counteract the sensitivities.

Assumptions used to value the SSR included a CPR of 12.0 percent, a discount rate of 10.5 percent, and a weighted-average life of 4.5 years. An increase in the prepayment rates of 10 percent and 20 percent may result in a decline in fair value of $39,000 and $75,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $23,000 and $45,000, respectively.

The MSR and SSR are expected to be amortized against other noninterest income over a weighted-average period of 3.1 years and 3.0 years, respectively. Expected future amortization expense for these capitalized servicing rights follows:

(In thousands)	MSR	SSR	Total

2008	$135	$178	$313
2009	111	150	261
2010	92	124	216
2011	74	102	176
2012	61	83	144
2013 and after	118	155	273

Total amortization	$591	$792	$1,383

For the twelve months ended December 31, 2007, 2006, and 2005, contractual servicing fee revenue was $1.4 million, $1.1 million, and $1.2 million, respectively, and was included in the mortgage services line item of other noninterest income.

13.	Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
(In thousands)	2007	2006

Land	$24,315	$24,467
Buildings	81,412	78,887
Furniture and equipment	60,972	58,077
Leasehold improvements	11,551	11,121
Construction in progress	1,886	2,247

Total premises and equipment	180,136	174,799
Less accumulated depreciation and amortization	69,373	63,211

Premises and equipment, net	$110,763	$111,588

In the fourth quarter of 2005, the Corporation corrected the net book value of premises and equipment to reflect the value of the assets in the fixed asset records. The net amount of the correction of this error was $1.4 million and was recognized as a current period reduction of occupancy and equipment expense on the consolidated statements of income.

14.	Deposits

A summary of deposit balances follows:

	December 31
(In thousands)	2007	2006

Noninterest bearing demand	$438,313	$454,975
Interest bearing demand	478,186	420,774
Money market accounts	564,053	620,699
Savings deposits	101,234	111,047
Certificates of deposit	1,313,482	1,223,252
Brokered certificates of deposit	326,351	417,381

Total deposits	$3,221,619	$3,248,128

As of December 31, 2007, the scheduled maturities of all certificates of deposit, including brokered certificates of deposit, are as follows:

(In thousands)

2008	$1,527,099
2009	85,334
2010	14,084
2011	6,936
2012	6,350
2013 and after	30

Total certificates of deposit	$1,639,833

At December 31, 2007, the scheduled maturities of certificate of deposits with denominations of $100,000 or greater are as follows:

(In thousands)

Less than three months	$405,921
Three to six months	289,886
Six to twelve months	217,529
Greater than twelve months	44,345

Total certificates of deposit with denominations over $100,000	$957,681

15.	Other Borrowings

The following is a schedule of other borrowings as of December 31:

	2007		2006

		Weighted-		Weighted-
		Average		Average
		Contractual		Contractual
(Dollars in thousands)	Balance	Rate	Balance	Rate

Federal funds purchased and securities sold under agreements to repurchase	$268,232	4.59%	$201,713	4.60%
Commercial paper	64,180	2.91	38,191	2.72
Other short-term borrowings	220,000	5.27	371,000	5.35
Long-term debt	567,729	5.26	487,794	4.79

Total other borrowings	$1,120,141	4.97%	$1,098,698	4.87%

Securities sold under agreements to repurchase represent short-term borrowings by the banking subsidiaries with maturities less than one year collateralized by a portion of the Corporation’s securities of the United States government or its agencies, which have been delivered to a third-party custodian for safekeeping. Securities with an aggregate carrying value of $124.8 million and $214.9 million at December 31, 2007 and 2006, respectively, were pledged to secure securities sold under agreements to repurchase.

Federal funds purchased represent unsecured overnight borrowings from other financial institutions. At December 31, 2007, the Bank had available federal funds lines of credit totaling $648.0 million, with $233.0 million outstanding.

First Charter Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial clients. Commercial paper outstanding at December 31, 2007 was $64.2 million, compared to $38.2 million at December 31, 2006.

Other short-term borrowings consist of the FHLB borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At December 31, 2007, the Bank had $220.0 million of short-term FHLB borrowings, compared to $371.0 million at December 31, 2006.

Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At December 31, 2007, the Bank had $505.9 million of long-term FHLB borrowings, compared to $425.9 million at December 31, 2006. In addition, the Corporation had $61.9 million of subordinated outstanding debentures at December 31, 2007 and 2006.

The Corporation formed First Charter Capital Trust I and First Charter Capital Trust II, in June 2005 and September 2005, respectively; both are wholly-owned business trusts. First Charter Capital Trust I and First Charter Capital Trust II issued $35.0 million and $25.0 million, respectively, of trust preferred securities that were sold to third parties. The proceeds of the sale of the trust preferred securities were used to purchase subordinated debentures (“Notes”) from the Corporation, which are presented as long-term borrowings in the consolidated balance sheets and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

The following is a summary of the Corporation’s outstanding trust preferred securities and Notes at December 31, 2007.

(Dollars in thousands)

		Aggregate
		Principal
		Amount of	Aggregate
		Trust	Principal	Stated	Per Annum	Interest
		Preferred	Amount of	Maturity of	Interest Rate	Payment	Redemption
Issuer	Issuance Date	Securities	the Notes	the Notes	of the Notes	Dates	Period

Capital Trust I	June 2005	$35,000	$36,083	September 2035	3 mo. LIBOR + 169 bps	3/15, 6/15, 9/15,12/15	On or after 9/15/2010
Capital Trust II	September 2005	25,000	25,774	December 2035	3 mo. LIBOR + 142 bps	3/15, 6/15, 9/15,12/15	On or after 12/15/2010

Total		$60,000	$61,857

At December 31, 2007, the Corporation had one advance that was puttable by the FHLB.

As of December 31, 2007, the scheduled maturities of other borrowings are as follows:

(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total

Federal funds purchased and securities sold under agreements to repurchase	$268,232	$—	$—	$—	$—	$—	$268,232
Commercial paper	64,180	—	—	—	—	—	64,180
Other short-term borrowings	220,000	—	—	—	—	—	220,000
Long-term debt	20,000	310,000	75,000	100,130	—	62,599	567,729

Total other borrowings	$572,412	$310,000	$75,000	$100,130	$—	$62,599	$1,120,141

16.	Income Tax

The components of income tax expense consist of the following:

	For the Calendar Year
(In thousands)	2007	2006	2005

Current:
Federal	$20,439	$22,310	$8,690
State	4,207	2,883	689

Total current	24,646	25,193	9,379
Deferred:
Federal	(2,820)	(1,238)	(219)
State	(463)	(156)	(28)

Total deferred	(3,283)	(1,394)	(247)

Income tax expense from continuing operations	$21,363	$23,799	$9,132

Income tax expense from discontinued operations	$—	$965	$88

Total income taxes were allocated as follows:

	For the Calendar Year
(In thousands)	2007	2006	2005

Net income from continuing operations	$21,363	$23,799	$9,132
Net income from discontinued operations	—	965	88
Shareholders’ equity, for unrealized losses on securities available for sale	2,921	3,488	(4,235)

Total	$24,284	$28,252	$4,985

Income tax expense attributable to net income differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35 percent to pretax income follows:

	For the Calendar Year
(Dollars in thousands)	2007		2006		2005

Tax at statutory federal rate	$21,934	35.0%	$24,906	35.0%	$12,008	35.0%
Increase (reduction) in income taxes resulting from:
Tax-exempt income	(1,344)	(2.1)	(1,409)	(2.0)	(1,335)	(3.9)
Bank-owned life insurance	(1,621)	(2.6)	(1,233)	(1.7)	(1,509)	(4.4)
State income tax, net of federal	2,434	3.8	1,773	2.5	429	1.2
Change in valuation allowance	(30)	—	(80)	(0.1)	(526)	(1.5)
Other, net	(10)	—	(158)	(0.3)	65	0.2

Income tax expense from continuing operations	$21,363	34.1%	$23,799	33.4%	$9,132	26.6%

The change in net deferred tax assets follows:

	For the Calendar Year
(In thousands)	2007	2006	2005

Deferred tax benefit (exclusive of the effects of other components below)	$(3,283)	$(1,394)	$(247)
Shareholders’ equity, for unrealized gains (losses) on securities available for sale	2,921	3,488	(4,235)
Purchase accounting adjustment	(134)	(2,185)	—

Total	$(496)	$(91)	$(4,482)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities, included in other assets, are as follows:

	December 31
(In thousands)	2007	2006

Deferred tax assets:
Allowance for loan losses	$16,107	$13,201
Unrealized losses on securities available for sale	939	3,726
Deferred compensation	3,007	3,464
Investments	638	805
Stock based compensation	2,219	917
Depreciable assets	3,486	5,588
Other	1,672	2,459

Total deferred tax assets	28,068	30,160
Less valuation allowance	—	30

Net deferred tax assets	28,068	30,130
Deferred tax liabilities:
Loan origination costs	1,383	2,718
Federal Home Loan Bank of Atlanta stock	242	1,053
Mortgage servicing rights	1,633	1,889
Intangibles	1,850	1,501
Other	313	818

Total deferred tax liabilities	5,421	7,979

Net deferred tax asset	$22,647	$22,151

The Corporation did not record a valuation allowance in 2007 and recorded a valuation allowance of $30,000 in 2006 against deferred tax assets, primarily for capital loss carryforwards. The Corporation did not have a capital loss carryforward as of December 31, 2007.

Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions. The Corporation has a liability for unrecognized tax benefits relating to uncertain tax positions and, as a result of adopting FIN 48, the Corporation reduced this liability by approximately $29,000 and recognized a cumulative effect adjustment as an increase to retained earnings.

The amount of unrecognized tax benefits as of January 1, 2007 was $11.1 million, of which $10.3 million would impact the Corporation’s effective tax rate, if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Balance January 1, 2007	$11.1
Expiration of statute	(0.3)
Addition for tax positions of prior periods	0.1
Reductions for tax positions of prior periods	(0.1)

Balance December 31, 2007	$10.8

Consistent with prior reporting periods, the Corporation recognizes interest accrued in connection with unrecognized tax benefits, net of related tax benefits, and penalties in income tax expense in the consolidated statements of income. As of January 1, 2007, the date the Corporation adopted FIN 48, the Corporation had accrued approximately $0.8 million for the payment of interest and penalties. As of December 31, 2007, the Corporation had accrued approximately $1.0 million for the payment of interest and penalties.

The Corporation is under examination by the North Carolina Department of Revenue (“DOR”) for tax years 2001 through 2005 and is subject to examination for subsequent tax years. As a result of the examination, the DOR issued a proposed tax assessment, including an estimate for accrued interest, of $3.7 million for tax years 1999 and 2000. The Corporation is currently appealing the proposed assessment. The Corporation estimates that the maximum tax liability that may be asserted by the DOR for tax years 1999 through 2006 is approximately $13.5 million in excess of amounts reserved, net of federal tax benefit. The Corporation would disagree with such potential liability, if assessed, and would intend to continue to defend its position. The Corporation believes its current tax reserves are adequate.

There can be no assurance regarding the ultimate outcome of this matter, the timing of its resolution or the eventual loss or penalties that may result from it, which may be more or less than the amounts reserved by the Corporation.

The Corporation was examined by the Internal Revenue Service for the 2004 and 2005 tax years. The examination was of a routine nature and was not the result of any prior tax position taken by the Corporation. The Corporation’s tax years prior to 2004 are no longer subject to examination by the Internal Revenue Service.

While it is possible that the unrecognized tax benefit could change significantly during the next year, it is reasonably possible that the Corporation will recognize approximately $0.8 million of unrecognized tax benefits as a result of the expected completion of the Internal Revenue Service examination of the 2004 and 2005 tax years.

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

As a result of this legislation, the Corporation recorded $1.0 million, net of reserve, of additional income tax expense as it eliminated the dividend received deduction previously recorded during 2007. This increased the Corporation’s effective tax rate for 2007, and it is expected to increase the effective tax rate for future periods. Additionally, tax expense was reduced by $0.4 million as a result of the expiration of the relevant Federal statute of limitations.

On December 31, 2007, the Superior Court of North Carolina ruled in favor of the State of North Carolina in the Wal-Mart Stores East Inc. v Reginald S. Hinton, Secretary of Revenue of State of North Carolina case (“Wal-Mart case”). This ruling was made available to the public on January 4, 2008 and the case has been appealed by the taxpayer to the North Carolina Court of Appeals. The Corporation’s REIT position has certain facts that are similar as those in the above-mentioned Wal-Mart case. See Note 24 for further information regarding the impact of the Wal-Mart case on the Corporation’s tax reserves during the first quarter of 2008.

17.	Employee Benefit Plans

First Charter Retirement Savings Plan.  The Corporation has a qualified Retirement Savings Plan (“Savings Plan”) for all eligible employees of the Corporation. Pursuant to the Savings Plan, an eligible employee may elect to defer between 1 percent and 50 percent of compensation. At the discretion of the Board of Directors, the Corporation may contribute an amount necessary to match all or a portion of a participant’s elective deferrals in an amount to be determined by the Board of Directors from time to time, up to a maximum of six percent of a participant’s compensation. In addition, the Corporation may contribute an additional amount to each participant’s Savings Plan account as determined at the discretion of the Board of Directors. Participants may invest their Savings Plan account in a variety of investment options, including the Corporation’s common stock. Effective March 1, 2002, the portion of the Savings Plan consisting of the Company Stock Fund (“ESOP”) was designated as an employee stock ownership plan under Code section 4975(e)(7), and that fund is designed to invest primarily in the Corporation’s common stock. The Corporation’s aggregate contributions to the Savings Plan amounted to $1.5 million for each of the years ended December 31, 2007, 2006, and 2005.

First Charter Option Plan Trust.  Effective December 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Corporation Option Plan Trust (“OPT Plan”). The OPT Plan is a tax-deferred capital accumulation plan. Under the OPT Plan, eligible participants may defer up to 90 percent of base salary, up to 100 percent of annual incentive, and excess deferrals, if any, pursuant to Internal Revenue Code section 401(a)(17) and 401(k). Participants may invest in mutual funds with distinct investment objectives and risk tolerances. Eligible employees for the OPT Plan include executive management as well as key members of senior management. The deferred compensation obligation pursuant to this plan is equal to the Plan assets, which are held in a Rabbi Trust. Plan assets totaled $218,000 and $283,000 at December 31, 2007 and 2006, respectively, and are classified as trading assets, which is included in other assets on the consolidated balance sheets. As a result of Internal Revenue Code Section 409A, as well as in anticipation of the merger with Fifth Third, the Board of Directors of the Corporation amended the OPT Plan, effective December 19, 2007.

First Charter Directors’ Option Deferral Plan.  Effective May 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Corporation Directors’ Option Deferral Plan (“Plan”). Under the Plan, eligible directors may elect to defer all or part of their director’s fees and invest these deferrals into mutual fund investments with distinct investment objectives and risk tolerances. The deferred compensation obligation pursuant to this plan is equal to the Plan assets, which are held in a Rabbi Trust. Each participant is fully vested in their account balances under the Plan. Plan assets totaled approximately $280,000 and $321,000 at December 31, 2007 and 2006, respectively, and are classified as trading assets, which is included in other assets on the consolidated balance sheets. As a result of Internal Revenue Code Section 409A, as well as in anticipation of the merger with Fifth Third, the Board of Directors of the Corporation amended the Plan, effective December 19, 2007. As a result, distributions of approximately $27,600 under the Rabbi Trust were paid to Plan participants during January 2008.

Supplemental Executive Retirement Plans.  The Corporation sponsors supplemental executive retirement plans (“SERPs”) for its Chief Executive Officer, Chief Banking Officer, and certain other retired executives. The Corporation’s benefit obligation related to its SERPs was $5.7 million and $5.4 million at December 31, 2007 and 2006, respectively. The SERPs are unfunded plans and are reflected as liabilities on the consolidated balance sheets.

Deferred Compensation for Non-Employee Directors.  Effective May 1, 2001, the Corporation amended and restated the First Charter Corporation 1994 Deferred Compensation Plan for Non-Employee Directors (“Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their director’s fees for a calendar year, in exchange for common stock of the Corporation. The amount deferred, if any, shall be in multiples of 25 percent of their total director’s fees. Each participant is fully vested in his account balance under the Deferred Compensation Plan. The Deferred Compensation Plan generally provides for fixed payments or a lump sum payment, or a combination of both, in shares of common stock of the Corporation after the participant ceases to serve as a director for any reason.

The common stock purchased by the Corporation for this Deferred Compensation Plan is maintained in the First Charter Corporation Directors’ Deferred Compensation Trust, a Rabbi Trust (“Trust”), on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of the Corporation. Dividends payable on the common shares held by the Trust will be reinvested in additional shares of common stock of the Corporation and held in the Trust for the benefit of the participants. Since the Deferred Compensation Plan does not provide for diversification of the Trust’s assets and can only be settled with a fixed number of shares of the Corporation’s common stock, the deferred compensation obligation is classified as a component of shareholders’ equity and the common stock held by the Trust is classified as a reduction of shareholders’ equity. Subsequent changes in the fair value of the common stock are not reflected in earnings or shareholders’ equity of the Corporation. The obligations of the Corporation under the Deferred Compensation Plan, and the shares held by the Trust, have no net effect on net income.

As a result of Internal Revenue Code Section 409A, as well as in anticipation of the merger with Fifth Third, the Board of Directors of the Corporation amended the Deferred Compensation Plan, effective December 19, 2007. As a result, approximately 69,500 shares of common stock under the Trust were re-registered to Deferred Compensation Plan participants during January 2008.

18.	Share-Based Payments

The Corporation’s executive compensation and long-term incentive programs were revised during 2005 and a new performance-oriented, long-term incentive plan was implemented for 2006. The resulting new long-term incentive plan combines the use of performance shares and service-based stock options. The Corporation also changed its long-term incentive program for other management members, whereby long-term incentive compensation is granted in the form of restricted stock, rather than stock options as previously granted in prior years.

The Corporation incurred $3.4 million of salaries and employee benefits expense in 2007 for stock-based compensation plans, which consisted of $158,000 related to stock options, $2.5 million related to service-based nonvested shares, and $735,000 related to performance-based nonvested shares.

The Corporation incurred $1.4 million of salaries and employee benefits expense in 2006 for stock options granted prior to 2006 as a result of the adoption of SFAS 123(R), including the effects of accelerating the vesting of all pre-2006 stock options. In addition, the Corporation incurred $172,000 of salaries and employee benefits expense in 2006 for restricted stock awards made prior to 2006. During 2006, the Corporation granted an aggregate of 127,250 stock options and performance share awards, principally to executive officers, which resulted in $494,000 of salaries and employee benefits expense during 2006. In addition, the Corporation granted 193,792 shares of restricted stock to select employees and directors, which resulted in $728,000 of salaries and employee benefits expense during 2006.

Restricted Stock Award Program.  In April 1995, the Corporation’s shareholders approved the First Charter Corporation Restricted Stock Award Program (“Restricted Stock Plan”). Awards of restricted stock (“nonvested shares”) may be made under the Restricted Stock Plan at the discretion of the Compensation Committee to key employees. Nonvested shares are granted at a value equal to the market price of the Corporation’s common stock at the date of grant and generally vest based on either three or five years of service. Under the Restricted Stock Plan, a maximum of 360,000 shares of common stock are reserved for issuance. As of December 31, 2007, 85,570 shares were available for future issuance. During 2007, 91,685 service-based nonvested shares were granted under this plan with vesting periods of mainly three years. During 2006, 168,792 service-based nonvested shares were issued under this plan with vesting periods of mainly three years. During 2005, 8,500 shares were granted under the Restricted Stock Plan with vesting periods of five years and 8,900 shares were granted with vesting periods of three years.

First Charter Comprehensive Stock Option Plan.  In April 1992, the Corporation’s shareholders approved the First Charter Corporation Comprehensive Stock Option Plan (“Comprehensive Stock Option Plan”). Under the terms of the Comprehensive Stock Option Plan, stock options, which can be incentive stock options or non-qualified stock options, may be periodically granted to key employees of the Corporation or its subsidiaries. The terms and vesting schedules of options granted under the Comprehensive Stock Option Plan generally are determined by the Compensation Committee of the Corporation’s Board of Directors (“Compensation Committee”). However, no options may be exercisable prior to six months following the grant date, and certain additional restrictions, including the term and exercise price, apply with respect to any incentive stock options. Under the Comprehensive Stock Option Plan, 480,000 shares of common stock are reserved for issuance. As of December 31, 2007, 107,084 shares were available for future issuance.

First Charter Corporation Stock Option Plan for Non-Employee Directors.  In April 1997, the Corporation’s shareholders approved the First Charter Corporation Stock Option Plan for Non-Employee Directors (“Director Plan”). Under the Director Plan, non-statutory stock options may be granted to non-employee Directors of the Corporation and its subsidiaries. The terms and vesting schedules of any options granted under the Director Plan generally are determined by the Compensation Committee. The exercise price for each option granted, however, is the fair value of the common stock as of the date of grant. A maximum of 180,000 shares are reserved for issuance under the Director Plan. As of December 31, 2007, 14,180 shares were available for future issuance.

2000 Omnibus Stock Option and Award Plan.  In June 2000, the Corporation’s shareholders approved the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (“2000 Omnibus Plan”). Under the 2000 Omnibus Plan, 2,000,000 shares of common stock were originally reserved for issuance.

In April of 2005, the shareholders approved an amendment to the 2000 Omnibus Plan, authorizing an additional 1,500,000 shares for issuance, for a total of 3,500,000 shares. The 2000 Omnibus Plan permits the granting of stock options and nonvested shares to Directors and key employees. Stock options are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant; those stock option awards generally vest ratably over five years and have a 10-year contractual term. Nonvested shares are granted at a value equal to the market price of the Corporation’s common stock at the date of grant and vesting is based on either service or performance conditions. Service-based nonvested shares generally vest over three years. Performance-based nonvested shares are earned over three years upon meeting various performance goals as approved by the Compensation Committee, including cash return on equity, targeted charge-off levels, and earnings per share growth as measured against a group of selected peer companies. During 2007, 71,500 stock options, 21,000 service-based nonvested shares, and 54,600 performance-based nonvested shares were issued under this plan. During 2006, 69,250 stock options, 25,000 service-based nonvested shares, and 58,500 performance-based nonvested shares were issued under this plan. The number of these performance-based shares, which will ultimately be issued, is dependent upon the Corporation’s performance as it relates to the performance of selected peer companies as discussed above. As of December 31, 2007, 1,615,134 shares were authorized for future issuance.

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

In 1999, the Board of Directors implemented the 1999 Employee Stock Purchase Plan (“1999 Plan”). The Corporation intends that options granted and common stock issued under the 1999 Plan shall be treated for all purposes as granted and issued under an employee stock purchase plan within the meaning of

Section 423 of the Internal Revenue Code and the Treasury Regulations issued there under, and that the Plan shall satisfy the requirements of Rule 16b-3 of the Exchange Act.

The 1999 Plan was adopted to provide greater flexibility with respect to the grant date, exercise period and number of options granted to employees, and is designed to remain in effect for as long as there are shares available for purchase. Under the 1999 Plan, 300,000 shares were reserved for issuance, subject to adjustment to protect against dilution in the event of changes in the capitalization of the Corporation. At December 31, 2007, 69,838 shares were available for future issuance.

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

The 1999 Plan is administered by the Compensation Committee of the Board. The Committee determines the offering dates, offering periods, option prices, acceptance dates, and exercise dates under the 1999 Plan, and makes all other determinations necessary or advisable for the administration of the 1999 Plan. As a result of the proposed merger with Fifth Third, the Board of Directors of the Corporation, based on a recommendation of the Compensation Committee of the Corporation, approved effective December 19, 2007, the termination of the ESPP September 1, 2007 to February 29, 2008 offering period. Accordingly, all cash contributions made by participants during this ESPP offering period were returned to the participants, plus any accrued interest.

Summary of Stock Option and Employee Stock Purchase Plan Programs.  The following is a summary of activity under the Comprehensive Plan, the Director Plan, the 2000 Omnibus Plan, and the 1999, 1998, and 1996 ESPPs for the years indicated. The following summary also includes activity for options assumed through various acquisitions.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at January 1, 2005	2,801,263	$19.97
Granted	461,996	23.55
Exercised	(499,194)	16.93		$3,103,802
Forfeited or expired	(126,007)	21.68

Outstanding at December 31, 2005	2,638,058	$21.09	3.6	$7,572,117

Exercisable at December 31, 2005	1,786,287	$21.01	2.4	$5,498,109

Outstanding at January 1, 2006	2,638,058	$21.09
Granted	69,250	23.68
Exercised	(883,684)	21.50		$2,711,016
Forfeited or expired	(326,005)	22.95

Outstanding at December 31, 2006	1,497,619	$20.57	4.7	$6,365,913

Exercisable at December 31, 2006	1,435,769	$20.43	4.5	$6,308,859

Outstanding at January 1, 2007	1,497,619	$20.57
Granted	71,500	24.46
Exercised	(423,618)	19.50		$3,526,979
Forfeited or expired	(262,648)	25.31

Outstanding at December 31, 2007	882,853	$19.98	5.1	$8,721,221

Exercisable at December 31, 2007	788,433	$19.48	4.6	$8,181,337

The weighted-average Black-Scholes fair value of options granted during 2007, 2006, and 2005 was $5.63, $5.85, and $5.54, respectively. The aggregate intrinsic value of options exercised during 2007, 2006, and 2005 was $3.5 million, $2.7 million, and $3.1 million, respectively. The weighted-average remaining contractual lives of stock options were 5.1 years at December 31, 2007.

Cash received from the exercise of options for 2007, 2006, and 2005 was $7.9 million, $19.0 million, and $8.5 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1.3 million for 2007. The tax benefit realized for the tax deductions from option exercises totaled $1.6 million for 2006, of which $0.8 million was attributable to 2005. The Corporation uses newly issued shares to satisfy stock option exercises.

On December 20, 2006, the Compensation Committee of the Board of Directors of First Charter Corporation approved, effective December 31, 2006, the immediate and full acceleration of the vesting of certain unvested stock options granted from 2003 through 2005 under the Corporation’s various equity incentive plans (“Accelerated Options”). Approximately 430,000 Accelerated Options, each of which relates to one share of the Corporation’s Common Stock, were accelerated pursuant to this action. The vesting schedules for stock options granted in 2006 were not affected by this action.

The Accelerated Options were granted pursuant to either the First Charter Corporation Comprehensive Stock Option Plan, as amended, the First Charter Corporation Stock Option Plan for Non-Employee Directors or the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (together, the “Plans”).

The decision to accelerate the vesting of these stock options was due primarily to two reasons. The first relates to a change in the Corporation’s compensation philosophy, whereby stock options will serve as a more limited component of compensation. Beginning in 2006, the Corporation began to use restricted stock as the primary form of equity compensation for employees other than the executive officers. Equity compensation for executive officers consisted of a combination of performance share awards and stock option grants. The vesting schedules for the 2006 stock option grants were not accelerated. Secondly, the Corporation determined to accelerate the vesting schedules of the Accelerated Options to facilitate the ongoing calculations under SFAS 123(R). The Corporation incurred a one-time expense of $0.7 million in the fourth quarter of 2006 in connection with the stock option vesting acceleration.

The fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Calendar Year
	2007	2006	2005

Expected volatility	22.4%	24.8%	26.4%
Expected dividend yield	3.2	3.2	3.2
Risk-free interest rate	4.8	4.7	3.9
Expected term (in years)	8.0	8.0	7.4

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on a U.S. government instrument over the expected term of the equity instrument. Expected volatility is based on historical volatility of the Corporation’s stock.

The following table provides certain information about stock options outstanding at December 31, 2007:

	Outstanding Options			Options Exercisable
		Weighted-Average	Weighted-		Weighted-Average	Weighted-
	Number	Remaining Contractual	Average	Number	Remaining Contractual	Average
Range of Exercise Prices	Outstanding	Life (in years)	Exercise Price	Exercisable	Life (in years)	Exercise Price

$ 5.01 - 10.00	3,400	1.7	$ 9.04	3,400	1.7	$ 9.04
10.01 - 12.50	18,702	1.0	11.63	18,702	1.0	11.63
12.51 - 15.00	34,594	2.0	14.38	34,594	2.0	14.38
15.01 - 17.50	201,604	3.5	16.59	201,604	3.5	16.59
17.51 - 20.00	186,536	3.9	18.44	186,536	3.9	18.44
20.01 - 22.50	123,603	5.9	20.80	123,603	5.9	20.80
22.51 - 25.00	297,914	7.3	23.84	203,494	6.6	23.71
25.01 - 27.50	16,500	2.7	26.42	16,500	2.7	26.42

Total	882,853	5.1	$19.98	788,433	4.6	$19.48

Service-Based and Performance-Based Awards.  The Corporation recognizes compensation (salaries and employee benefits) expense over the restricted period for service-based awards and over the three-year performance period for performance-based awards. Pretax compensation expense recognized for nonvested service-based shares during 2007, 2006, and 2005 totaled $2.5 million, $0.9 million, and $0.2 million, respectively. The tax benefit was $1.3 million, $0.4 million, and $0.1 million for 2007, 2006, and 2005, respectively. Pretax compensation expense recognized for performance shares during 2007 and 2006 totaled $0.7 million and $0.4 million, respectively.

Nonvested share activity under the Omnibus Plan and the Restricted Stock Plan at and for the years ended December 31, 2007, 2006, and 2005 follows:

	Service-Based		Performance-Based
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1, 2005	18,547	$22.34	—	$—
Granted	17,400	23.98	—	—
Vested	(1,300)	23.50	—	—
Forfeited	(2,000)	25.49	—	—

Outstanding at December 31, 2005	32,647	22.97	—	—
Granted	193,792	24.14	58,500	23.66
Vested	(1,300)	23.50	—	—
Forfeited	(9,476)	23.30	(6,400)	23.66

Outstanding at December 31, 2006	215,663	24.00	52,100	23.66
Granted	112,685	23.74	54,600	22.70
Vested	(31,212)	25.10	—	—
Forfeited	(33,968)	23.22	(16,533)	22.35

Outstanding at December 31, 2007	263,168	$24.01	90,167	$22.31

As of December 31, 2007, there was $4.1 million of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the Omnibus Plan and the Restricted Stock Plan. This cost is expected to be recognized over a remaining weighted-average period of 1.67 years. The total fair value of shares vested during 2007, 2006, and 2005 was $717,000, $32,000, and $31,000, respectively.

As of December 31, 2007, there was $0.9 million of total unrecognized compensation cost related to performance-based nonvested share-based compensation arrangements granted under the Omnibus Plan. This cost is expected to be recognized over a remaining weighted-average period of 1.50 years.

Upon consummation of the proposed merger with Fifth Third, each option to purchase shares of First Charter common stock that is outstanding shall fully vest and be converted to an option to purchase Fifth Third common stock, based on a formula as specified in the Merger Agreement. In addition, all performance objectives with respect to performance shares of First Charter shall be deemed to be satisfied to the extent necessary to earn 100 percent of the performance shares and the performance period shall be deemed to be complete. Such performance shares shall be deemed to be converted to actual performance share awards and the actual performance share awards shall be paid out in cash as soon as practicable after the merger is completed. The restrictions on all awards of restricted stock under the terms of the 2000 Omnibus Plan and the Restricted Stock Plan will automatically lapse, the restriction period will end, and such shares will be exchangeable for the merger consideration.

19.	Shareholders’ Equity Programs

Stock Repurchase Programs.  On January 23, 2002, the Corporation’s Board of Directors authorized the repurchase of up to 1.5 million shares of the Corporation’s common stock. During 2007, the Corporation repurchased in the aggregate a total of 125,400 shares of its common stock at an average per-share price of $21.04 under this authorization, which reduced shareholders’ equity by approximately $2.6 million. No shares were repurchased under this authorization during 2006 or 2005. As of December 31, 2007, the Corporation had repurchased all shares under this authorization for an average per-share price of $17.82, which reduced shareholders’ equity by approximately $27.1 million.

On October 24, 2003, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to an additional 1.5 million additional shares of the Corporation’s common stock. During 2007, the Corporation repurchased a total of 374,600 shares of its common stock at an average per-share price of $21.19 under this authorization, which reduced shareholders’ equity by approximately $8.0 million. As of December 31, 2007, the maximum number of shares that may yet be repurchased under this program was 1,125,400 shares. This program has no set expiration or termination date. The Corporation does not anticipate repurchasing any additional shares due to the proposed merger with Fifth Third.

Dividend Reinvestment and Stock Purchase Plan.  On May 23, 2007, the Corporation’s Board of Directors adopted the 2007 Dividend Reinvestment and Stock Purchase Plan (“2007 DRIP”), effective June 1, 2007. Under the 2007 DRIP, shareholders can elect to have dividends on shares of common stock reinvested and make optional cash payments of up to $25,000 per calendar quarter to be invested in common stock of the Corporation. Pursuant to the terms of the 2007 DRIP, common stock issued must be purchased by the administrator in the open market. During the period June 1, 2007 through December 31, 2007, 52,756 shares of common stock were issued under the 2007 DRIP.

Under the terms of the 1998 Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“1998 DRIP”), shareholders could elect to have dividends on shares of common stock reinvested and make optional cash payments of up to $3,000 per calendar quarter to be invested in common stock of the Corporation. Pursuant to the terms of the 1998 DRIP, the Corporation could either issue new shares valued at the then-current market value of the common stock or the administrator of the 1998 DRIP could purchase shares of common stock in the open market. Effective April 5, 2007, the Corporation’s Board of Directors authorized management to suspend the 1998 DRIP indefinitely. During the period January 1, 2007 through April 4, 2007, fiscal year 2006, and fiscal year 2005, the Corporation issued 33,366 shares, 134,996 shares, and 147,034 shares, respectively, pursuant to the 1998 DRIP and the administrator of the 1998 DRIP did not purchase any shares in the open market.

Stockholder Protection Rights Agreement.  On July 19, 2000, the Corporation entered into a Stockholder Protection Rights Agreement (“Rights Agreement”). In connection with the Rights Agreement, the Board declared a dividend of one share purchase right (“Right”) on each outstanding share of common stock. Issuances of the Corporation’s common stock after August 9, 2000 include share purchase Rights. Generally, the Rights will be exercisable only if a person or group acquires 15 percent or more of the Corporation’s common stock or announces a tender offer. Each Right will entitle stockholders to buy 1/1000 of a share of a new series of junior participating preferred stock of the Corporation at an exercise price of $80. Prior to the time they become exercisable, the Rights are redeemable for one cent per Right at the option of the Board of Directors.

If the Corporation is acquired after a person has acquired 15 percent or more of its common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value of twice-such price. Additionally, if the Corporation is not acquired, a Rights holder (other than the person or group acquiring 15 percent or more) will be entitled to purchase at the Right’s then-current exercise price, a number of shares of the Corporation’s common stock having a market value of twice-such price.

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

Pursuant to the Merger Agreement, the Rights Agreement will be terminated on or before the closing date of the proposed merger with Fifth Third.

20.	Commitments, Contingencies, and Off-Balance Sheet Risk

Commitments and Off-Balance Sheet Risk.  The Corporation is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at December 31, 2007 of standby letters of credit issued or modified during 2007 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.

As of December 31, 2007, the Corporation’s maximum exposure is as follows:

	Less than				Timing not
(In thousands)	1 Year	1-3 Years	4-5 Years	Over 5 Years	determinable	Total

Loan commitments	$639,812	$157,611	$9,977	$99,279	$—	$906,679
Lines of credit	29,928	1,174	4,002	456,451	—	491,555
Standby letters of credit	18,563	8,059	—	—	—	26,622
Anticipated tax settlements	—	—	—	—	10,189	10,189

Total commitments	$688,303	$166,844	$13,979	$555,730	$10,189	$1,435,045

Included in loan commitments are commitments of $83.1 million to cover customer deposit account overdrafts should they occur. Of the $491.6 million of preapproved unused lines of credit, $24.1 million were at fixed rates and $467.5 million were at floating rates. Of the $906.7 million of loan commitments, $230.4 million were at fixed rates and $676.3 million were at floating rates. The maximum amount of credit loss of standby letters of credit is represented by the contract amount of the instruments. Management expects that these commitments can be funded through normal operations and other liquidity sources available to the Corporation. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the borrower at that time. The Corporation generally extends credit on a secured basis. Collateral obtained may include, but is not limited to, accounts receivable, inventory, and commercial and residential real estate.

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

As of December 31, 2007, the scheduled maturities of all minimum lease payments are as follows:

(In thousands)

2008	$3,813
2009	3,772
2010	3,097
2011	2,708
2012	2,594
2013 and after	32,125

Total minimum lease payments	$48,109

Rental expense for all operating leases for 2007, 2006, and 2005 was $3.9 million, $3.6 million, and $3.3 million, respectively.

Average daily Federal Reserve balance requirements for 2007 and 2006 amounted to $1.0 million and $9.1 million, respectively.

Contingencies.  The Corporation is under examination by the North Carolina Department of Revenue for tax years 2001 through 2005 and is subject to examination for subsequent tax years. Additional information regarding the examination is included in Note 16.

The Corporation and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity, or financial position of the Corporation or the Bank.

21.	Related Party Transactions

The Corporation has no material related party transactions which would require disclosure. In compliance with applicable banking regulations, the Corporation may extend credit to certain officers and directors of the Corporation and its banking subsidiaries in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements.

See Note 11 for related party loan information.

22.	Fair Value of Financial Instruments

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

Federal Home Loan Bank and Federal Reserve Bank stock:  Fair values of Federal Home Loan Bank and Federal Reserve Bank stock are based on current redemption prices, which are equal to the carrying amount.

Loans held for sale:  Mortgage loans held for sale are valued at the lower of cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements.

Loans:  The fair value for loans is estimated based upon discounted future cash flows using discount rates comparable to rates currently offered for such loans. The fair value for floating rate and short-term indexed loans is assumed to approximate the current carrying value.

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

Based on the limitations, methods, and assumptions noted above, the following table presents the carrying amounts and fair values of the Corporation’s financial instruments:

	December 31
	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$102,198	$102,198	$102,827	$102,827
Securities available for sale	860,671	860,671	856,487	856,487
Federal Home Loan Bank and Federal
Reserve Bank stock	48,990	48,990	49,928	49,928
Loans held for sale	14,145	14,145	12,292	12,292
Portfolio loans, net of allowance for loan losses	3,460,593	3,471,532	3,450,087	3,441,803
Financial liabilities
Deposits	3,221,619	3,173,637	3,248,128	3,170,976
Short-term borrowings	552,412	548,228	610,904	606,119
Long-term debt	567,729	568,318	487,794	477,650

23.	Regulatory Restrictions and Capital Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of December 31, 2007, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At December 31, 2007, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks. In the judgment of management, there have been no events or conditions since December 31, 2007, that would change the “well capitalized” status of the Corporation or the Bank.

The Corporation’s and the Bank’s actual capital amounts and ratios follow, including information related to Gwinnett Banking Company at December 31, 2006:

			For Capital
			Adequacy Purposes		To Be Well Capitalized

	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2007:
Leverage
First Charter Corporation	$446,890	9.43%	$189,630	4.00%	None	None
First Charter Bank	417,979	8.83	189,252	4.00	$236,565	5.00%
Tier I Capital
First Charter Corporation	$446,890	11.17%	$159,985	4.00%	None	None
First Charter Bank	417,979	10.47	159,732	4.00	$239,598	6.00%
Total Risk-Based Capital
First Charter Corporation	$489,389	12.24%	$319,970	8.00%	None	None
First Charter Bank	460,393	11.53	319,464	8.00	$399,330	10.00%
At December 31, 2006:
Leverage
First Charter Corporation	$428,135	9.32%	$183,678	4.00%	None	None
First Charter Bank	362,970	8.36	173,591	4.00	$216,988	5.00%
Gwinnett Banking Company	37,049	9.75	15,192	4.00	18,991	5.00
Tier I Capital
First Charter Corporation	$428,135	10.53%	$162,614	4.00%	None	None
First Charter Bank	362,970	9.99	145,275	4.00	$217,913	6.00%
Gwinnett Banking Company	37,049	10.38	14,280	4.00	21,420	6.00
Total Risk-Based Capital
First Charter Corporation	$463,273	11.40%	$325,228	8.00%	None	None
First Charter Bank	393,664	10.84	290,550	8.00	$363,188	10.00%
Gwinnett Banking Company	41,321	11.57	28,560	8.00	35,700	10.00

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

The Corporation from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve was $1.0 million at December 31, 2007.

Under current Federal Reserve regulations, a bank subsidiary is limited in the amount it may loan to its parent company and nonbank subsidiaries. Loans to a single affiliate may not exceed 10 percent and loans to all affiliates may not exceed 20 percent of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan losses. Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized. As of December 31, 2007, the Bank did not have any loans to nonbank affiliates.

The primary source of funds available to the Corporation is the payment of dividends from the Bank. Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations. As of December 31, 2007, the Corporation and the Bank were in compliance with these limitations.

24.	Subsequent Event

As discussed in Note 16, the Corporation, through its subsidiaries, participates in two entities classified as captive REITs. The Corporation has historically received dividends which resulted in certain tax benefits taken within the Corporation’s tax returns and consolidated financial statements.

On December 31, 2007, the Superior Court of North Carolina ruled in favor of the State of North Carolina in the Wal-Mart case. This ruling was made available to the public on January 4, 2008 and the case has been appealed by the taxpayer to the North Carolina Court of Appeals. The Corporation’s REIT position has certain facts that are similar as those in the above-mentioned Wal-Mart case.

The Corporation is currently evaluating its reserves for uncertain tax positions in accordance with FIN 48 which requires remeasurement of uncertain tax positions to be based on the information that became available during the first quarter of 2008. The Corporation has yet to quantify the impact that the Wal-Mart case ruling will have on its consolidated financial statements, but believes the amount could be material. The Corporation’s maximum exposure related to this matter is approximately $13.5 million. The Corporation will record the remeasurement of its uncertain tax position related to the Wal-Mart case in the first quarter of 2008.

25.	Business Segment Information

The Corporation operates one reportable segment, the Bank, representing the Corporation’s primary banking subsidiary. The Bank provides businesses and individuals with commercial, consumer and mortgage loans, deposit banking services, brokerage services, insurance products, and comprehensive financial planning solutions. The results of the Bank’s operations constitute a substantial majority of the consolidated net income, revenue, and assets of the Corporation. Intercompany transactions and the Corporation’s revenue, expenses, assets (including cash, investment securities, and investments in venture capital limited partnerships) and liabilities (including commercial paper and subordinated debentures) are included in the “Other” category.

The accounting policies of the Bank are the same as those described in Note 1.

Information regarding the separate results of operations and assets for the Bank and Other follows:

	For the Calendar Year 2007
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$309,787	$105	$—	$309,892
Interest expense	157,787	5,219	—	163,006

Net interest income (expense)	152,000	(5,114)	—	146,886
Provision for loan losses	19,945	—	—	19,945
Noninterest income	77,792	462	—	78,254
Noninterest expense	141,641	887	—	142,528

Income (loss) before income tax expense	68,206	(5,539)	—	62,667
Income tax expense (benefit)	23,251	(1,888)	—	21,363

Net income (loss)	$44,955	$(3,651)	$—	$41,304

Average portfolio loans	$3,511,560	$—	$—	$3,511,560
Average assets	4,838,736	546,142	(532,166)	4,852,712
Total assets at December 31, 2007	4,847,132	598,605	(583,320)	4,862,417

	For the Calendar Year 2006
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$264,509	$420	$—	$264,929
Interest expense	126,415	4,804	—	131,219

Net interest income (expense)	138,094	(4,384)	—	133,710
Provision for loan losses	5,290	—	—	5,290
Noninterest income	64,247	3,431	—	67,678
Noninterest expense	124,740	197	—	124,937

Income (loss) from continuing operations before income tax expense	72,311	(1,150)	—	71,161
Income tax expense (benefit)	24,185	(386)	—	23,799

Income (loss) from continuing operations, net of tax	48,126	(764)	—	47,362
Discontinued operations:
Income from discontinued operations	36	—	—	36
Gain on sale	962	—	—	962
Income tax expense	965	—	—	965

Income from discontinued operations, net of tax	33	—	—	33

Net income (loss)	$48,159	$(764)	$—	$47,395

Average portfolio loans	$3,092,801	$—	$—	$3,092,801
Average assets of continuing operations	4,538,879	440,931	(612,208)	4,367,602
Average assets of discontinued operations	2,232	—	—	2,232
Total assets at December 31, 2006	4,737,578	552,045	(432,906)	4,856,717

	For the Calendar Year 2005
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$224,567	$38	$—	$224,605
Interest expense	97,490	2,232	—	99,722

Net interest income (expense)	127,077	(2,194)	—	124,883
Provision for loan losses	9,343	—	—	9,343
Noninterest income	46,599	139	—	46,738
Noninterest expense	127,750	221	—	127,971

Income (loss) from continuing operations before income tax expense	36,583	(2,276)	—	34,307
Income tax expense (benefit)	9,740	(608)	—	9,132

Income (loss) from continuing operations, net of tax	26,843	(1,668)	—	25,175
Discontinued operations:
Income from discontinued operations	224	—	—	224
Income tax expense	88	—	—	88

Income from discontinued operations, net of tax	136	—	—	136

Net income (loss)	$26,979	$(1,668)	$—	$25,311

Average portfolio loans	$2,788,755	$—	$—	$2,788,755
Average assets of continuing operations	4,566,915	391,698	(471,903)	4,486,710
Average assets of discontinued operations	2,373	—	—	2,373
Total assets of continuing operations at December 31, 2005	4,213,424	445,789	(429,432)	4,229,781
Total assets of discontinued operations at December 31, 2005	2,639	—	—	2,639

26.	First Charter Corporation (Parent Company)

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

The Parent Company’s condensed balance sheets and related condensed statements of income and cash flows are as follows:

Condensed Balance Sheets

	December 31
(In thousands)	2007	2006

Assets
Cash	$83,999	$60,447
Securities available for sale	1,099	8,715
Investments in subsidiaries	502,279	479,028
Receivables from subsidiaries	7,000	—
Other assets	7,119	6,945

Total Assets	$601,496	$555,135

Liabilities and Shareholders’ Equity
Accrued liabilities	$6,951	$6,988
Payable to subsidiaries	—	737
Commercial paper	64,180	38,191
Long-term debt	61,857	61,857
Other liabilities	164	—

Total liabilities	133,152	107,773
Shareholders’ equity	468,344	447,362

Total Liabilities and Shareholders’ Equity	$601,496	$555,135

Condensed Statements of Income

	For the Calendar Year
(In thousands)	2007	2006	2005

Income
Dividends from subsidiaries	$28,000	$45,000	$13,724
Interest and dividends on securities	105	546	79
Securities gains, net	348	6	—
Noninterest income	114	3,300	98

Total income	28,567	48,852	13,901
Expense
Interest	5,219	4,804	2,232
Noninterest expense	887	197	221

Total expense	6,106	5,001	2,453
Income before income tax benefit and equity in undistributed net income of subsidiaries	22,461	43,851	11,448
Income tax benefit	1,888	386	608

Income before equity in undistributed net income of subsidiaries	24,349	44,237	12,056
Equity in undistributed net income of subsidiaries	16,955	3,158	13,255

Net Income	$41,304	$47,395	$25,311

Condensed Statements of Cash Flows

	For the Calendar Year
(In thousands)	2007	2006	2005

Operating Activities
Net income	$41,304	$47,395	$25,311
Adjustments to reconcile net income to net cash provided by operating activities:
Securities gains, net	(348)	(6)	—
Tax benefits from stock-based compensation plans	(1,318)	(1,568)	—
Premium amortization and discount accretion, net	1	1	—
Change in accrued liabilities	160	24	177
Change in other assets	1,144	2,254	(1,787)
Change in receivable from subsidiaries	(7,737)	3,737	3,000
Equity in undistributed net income of subsidiaries	(16,955)	(3,158)	(13,255)

Net cash provided by operating activities	16,251	48,679	13,446

Investing Activities
Purchases of securities available for sale	(1)	(22,370)	—
Proceeds from sales of securities available for sale	7,437	14,994	—
Investments in subsidiaries	(1,762)	(17,301)	(53,042)
Cash paid in business acquisitions, net of cash acquired	—	(9,534)	—

Net cash provided by (used in) investing activities	5,674	(34,211)	(53,042)

Financing Activities
Net change in commercial paper and other short-term borrowings	25,989	(20,241)	(13,252)
Proceeds from issuance of trust preferred securities	—	—	61,857
Proceeds from issuance of common stock	12,149	23,649	11,443
Purchases of common stock	(10,626)	—	—
Tax benefits from stock-based compensation plans	1,318	1,568	—
Cash dividends paid	(27,203)	(23,050)	(22,227)

Net cash provided by (used in) financing activities	1,627	(18,074)	37,821

Net increase (decrease) in cash and cash equivalents	23,552	(3,606)	(1,775)
Cash and cash equivalents at beginning of year	60,447	64,053	65,828

Cash and cash equivalents at end of year	$83,999	$60,447	$64,053

Supplemental Information
Cash paid for:
Interest	$5,050	$4,981	$2,056
Noncash transactions:
Issuance of common stock in business acquisitions	(469)	72,977	501

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and principal financial officer. Based upon, and as of the date of this evaluation, the Registrant’s Chief Executive Officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in its reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms, and (ii) accumulated and communicated to the Registrant’s management, including the Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Prior Year Material Weaknesses

As disclosed in Item 9A. Controls and Procedures of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, management identified material weaknesses (“Material Weaknesses”) in the Registrant’s internal control over financial reporting. Throughout financial year 2007, the Registrant designed and implemented a remediation plan (“Remediation Plan”) to remedy the deficiencies in the control environment, which included an inadequate tone and control consciousness to support effective application of policies and the execution of procedures within the daily operation of financial reporting controls. The Remediation Plan also addressed the lack of sufficient complement of skilled finance, tax and accounting resources to perform supervisory reviews and monitoring activities over certain financial reporting matters and controls. Both of these deficiencies contributed to the identified Material Weaknesses in the development of significant transactions and estimates accounting and the reconciliation function. As described in the Registrant’s Form 10-K for the year ended December 31, 2006 and the Registrant’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, the Registrant took the following actions to remediate the Material Weaknesses:

•	The Registrant evaluated its personnel resources and secured permanent skilled finance, tax and accounting resources.

•	The Registrant engaged independent consultants to assist with the tax function and certain areas of the reconciliation and accounting functions.

•	The Registrant enhanced its control environment to promote the adherence to appropriate internal control policies and procedures. These efforts were focused on redesigning the reconciliation process, improving strategic planning to assess the accounting implications of non-routine transactions, and improving the evaluation of significant estimates.

•	The Registrant reassessed and revised key policies and procedures, including the general ledger, general ledger reconciliation, capital expenditure and accounts payable, to develop and deploy effective policies and procedures and reinforced compliance in an effort to constantly improve the Registrant’s internal control environment.

•	The Registrant enhanced its internal governance and compliance function. Periodic and regular meetings were held with the internal governance and compliance functions to discuss and coordinate operational, compliance and financial matters as well as the progress of the Remediation Plan.

•	The Registrant reassessed, reviewed, and approved the charters that govern the internal governance and compliance functions, which include, but are not limited to the Disclosure Committee, Compliance Risk Committee, Asset and Liability Committee, Technology Steering Committee, and the Sarbanes-Oxley Review Committee. Where deemed necessary, various amendments to these documents were adopted. The Registrant’s management communicated the charters to the respective internal governance and compliance functions. These functions also have reassessed their reporting practices and have enhanced their evaluation processes.

•	The Registrant enhanced the tone and control consciousness to support effective application of policies and the execution of procedures within the daily operation of financial reporting controls.

•	The Registrant validated and monitored all improvements in the internal control environment in order to assess and to evaluate the effectiveness of the internal controls within the daily operation of financial reporting controls. This included an assessment and an evaluation of the application of the newly implemented policies and the execution of the appropriate internal control procedures.

All the steps identified in the Remediation Plan have been implemented as of December 31, 2007 and have remediated the prior year Material Weaknesses in the Registrant’s internal control over financial reporting. In furtherance of the Remediation Plan, the following changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act), have occurred during or following the fourth quarter of 2007.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, the Registrant continued the process of educating management and employees about the importance of effective internal control procedures through periodic and regular meetings and through the activities of the internal governance, operational, compliance and financial functions.

The Registrant completed the refinement of the enhanced reconciliation procedures to support the effective application of the new general ledger reconciliation policy. Reconciliations were designed, prepared and independently reviewed at a level of precision to detect unusual variations or material misstatements.

The Registrant improved the process for an effective evaluation of significant transactions and accounting estimates. Consideration was given to new accounting pronouncements and the Registrant’s established policies, procedures and internal controls relative to the evaluation of new pronouncements. The appropriate level of management was involved in the decision-making process. Independent experts were engaged and consulted as necessary during the evaluation phase. The evaluation process was documented and adequately supported.

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

Under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and principal financial officer, the Registrant’s management conducted an assessment of the effectiveness of its internal control over financial reporting based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, as of December 31, 2007, the Registrant’s management concluded that its internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Registrant’s consolidated financial statements included in this annual report, has issued an attestation report on the Registrant’s internal control over financial reporting which appears in this annual report on Form 10-K in Item 8. Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 with respect to directors and Section 16 matters is incorporated by reference from the Registrant’s 2008 definitive proxy statement or an amendment to this Form 10-K to be filed no later than April 29, 2008, as permitted by General Instruction G(3) to Form 10-K. The information called for by Item 10 with respect to the Registrant’s executive officers is set forth in Part 1, Item 4A hereof. The information called for by Item 10 with respect to the identification of the members of the Registrant’s Audit Committee, the identification of the Registrant’s audit committee financial expert, and the Registrant’s Code of Business Ethics is incorporated by reference from the Registrant’s 2008 definitive proxy statement or an amendment to this Form 10-K to be filed no later than April 29, 2008, as permitted by General Instruction G(3) to Form 10-K.

Item 11.	Executive Compensation

The information called for by Item 11 is incorporated by reference from the Registrant’s 2008 definitive proxy statement or an amendment to this Form 10-K to be filed no later than April 29, 2008, as permitted by General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Registrant’s 2008 definitive proxy statement or an amendment to this Form 10-K to be filed no later than April 29, 2008, as permitted by General Instruction G(3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Registrant’s 2008 definitive proxy statement or an amendment to this Form 10-K to be filed no later than April 29, 2008, as permitted by General Instruction G(3) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the Registrant’s 2008 definitive proxy statement or an amendment to this Form 10-K to be filed no later than April 29, 2008, as permitted by General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

		Page

(1)	Financial Statements:

	Reports of KPMG LLP, Independent Registered Public Accounting Firm	62
	Consolidated Balance Sheets as of December 31, 2007 and 2006	64
	Consolidated Statements of Income for the years ended
	December 31, 2007, 2006, and 2005	65
	Consolidated Statements of Shareholders’ Equity for the years ended
	December 31, 2007, 2006, and 2005	66
	Consolidated Statements of Cash Flows for the years ended
	December 31, 2007, 2006, and 2005	67
	Notes to Consolidated Financial Statements	68

(2)	Financial Statement Schedules:

	None

(3)	Exhibits

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

2.1	Agreement and Plan of Merger, dated June 1, 2006, by and between the Registrant and GBC Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated June 1, 2006.
2.2	Agreement and Plan of Merger dated as of August 15, 2007 by and between First Charter Corporation and Fifth Third Bancorp, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated August 15, 2007.
2.3	Amended and Restated Agreement and Plan of Merger dated as of September 14, 2007, by and among First Charter Corporation, Fifth Third Bancorp, and Fifth Third Financial Corporation, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated September 14, 2007.
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
3.2	Amended and Restated By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.1	Indenture dated June 28, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 28, 2005.
4.2	Indenture dated September 29, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.3	Stockholder Protection Rights Agreement dated July 19, 2000 between the Registrant and Registrar and Transfer Company, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, dated July 19, 2000.
4.4	First Amendment to the Stockholder Protection Rights Agreement, dated as of August 15, 2007 by and between First Charter Corporation and Registrar and Transfer Company, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated August 15, 2007.
*10.1	Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.2	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60641, dated August 8, 1998.
*10.3	Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
*10.4	Amended and Restated Employment Agreement dated November 2, 2007 by and between the Registrant and Robert E. James, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.5	Amended and Restated Supplemental Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

*10.6	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
*10.7	Amended and Restated Supplemental Agreement dated November 2, 2007 by and between the Registrant and Robert E. James, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.8	Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 033-60949, dated July 10, 1995.
*10.9	The 1999 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54019, dated May 29, 1998.
*10.10	The First Charter Corporation Comprehensive Stock Option Plan, as amended effective March 26, 1996, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54021, dated May 29, 1998.
*10.11	The Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
*10.12	The Home Federal Savings and Loan Employee Stock Ownership Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71495, dated January 29, 1999.
*10.13	The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71497, dated February 1, 1999.
*10.14	Amended and Restated Employment Agreement dated November 2, 2007 by and between the Registrant and Stephen M. Rownd, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.15	The First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-132033.
*10.16	The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.17	The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.18	The Carolina First BancShares, Inc. Amended 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.19	The Carolina First BancShares, Inc. 1999 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.20	Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

*10.21	Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.22	Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III dated June 29, 2000, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.23	Carolina First BancShares, Inc. Amended and Restated Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.24	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*10.25	First Charter Corporation Directors’ Option Deferral Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
*10.26	Amended and Restated Supplemental Agreement dated November 2, 2007 by and between the Registrant and Stephen M. Rownd, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.27	Form of Award Agreement for Incentive Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
*10.28	Form of Award Agreement for Nonqualified Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
*10.29	Form of First Charter Corporation Incentive Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
*10.30	Form of First Charter Corporation Nonqualified Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
*10.31	Form of First Charter Corporation Restricted Stock Award Agreement for use under the Restricted Stock Award Program, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, dated February 27, 2006.
*10.32	Separation Agreement and Release, dated February 1, 2005, by and between the Registrant and Robert O. Bratton, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated February 1, 2005.
*10.33	Employment Agreement, dated April 13, 2005, by and between the Registrant and Charles A. Caswell, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated April 13, 2005.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

*10.34	Amended and Restated Change in Control Agreement dated November 2, 2007 by and between the Registrant and Cecil O. Smith, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.35	Amended and Restated Change in Control Agreement dated November 2, 2007 by and between the Registrant and Stephen J. Antal, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.36	Transition Agreement and Release, dated April 27, 2005, by and between the Registrant and Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated April 27, 2005.
*10.37	Form of Performance Shares Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated February 27, 2006.
*10.38	Form of Restricted Stock Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated February 27, 2006.
*10.39	Description of 2006 Compensation for Non-Employee Directors, incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K, dated January 25, 2006.
*10.40	Description of 2006 Performance Goals for Executive Officers, incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K, dated February 27, 2006.
*10.41	Amended and Restated Change in Control Agreement dated November 2, 2007 by and between the Registrant and Josephine P. Sawyer, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.42	Transition Agreement and Release, dated September 27, 2006, by and between the Registrant and Richard A. Manley, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated September 27, 2006.
*10.43	Amended and Restated Change in Control Agreement dated November 2, 2007 by and between the Registrant and Jeffrey S. Ensor, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.44	Amended and Restated Change in Control Agreement dated November 2, 2007 by and between the Registrant and Sheila A. Stoke, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.45	Transition Agreement, dated May 16, 2007, by and between the Registrant and Charles A. Caswell, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 16, 2007.
*10.46	Description of retention bonus compensation arrangement between the Registrant and Sheila A. Stoke, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated May 16, 2007.
11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Note 1 of the Consolidated Financial Statements.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S-K)	Description of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan.

(THIS PAGE INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHARTER CORPORATION
(Registrant)

Date: February 28, 2008	By:	/s/ Robert E. James, Jr.
Robert E. James, Jr.,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert E. James, Jr. (Robert E. James, Jr.)	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2008

/s/ James E. Burt, III (James E. Burt, III)	Chairman of the Board and Director	February 28, 2008

/s/ Michael R. Coltrane (Michael R. Coltrane)	Vice Chairman of the Board and Director	February 28, 2008

/s/ Sheila A. Stoke (Sheila A. Stoke)	Senior Vice President and Corporate Controller (principal financial officer and principal accounting officer)	February 28, 2008

/s/ William R. Black (William R. Black)	Director	February 28, 2008

/s/ Richard F. Combs (Richard F. Combs)	Director	February 28, 2008

/s/ John J. Godbold, Jr. (John J. Godbold, Jr.)	Director	February 28, 2008

/s/ Jewell D. Hoover (Jewell D. Hoover)	Director	February 28, 2008

/s/ Charles A. James (Charles A. James)	Director	February 28, 2008

/s/ Walter H. Jones, Jr. (Walter H. Jones, Jr.)	Director	February 28, 2008

/s/ Samuel C. King, Jr. (Samuel C. King, Jr.)	Director	February 28, 2008

Signature	Title	Date

/s/ Jerry E. McGee (Jerry E. McGee)	Director	February 28, 2008

/s/ Ellen L. Messinger (Ellen L. Messinger)	Director	February 28, 2008

/s/ Hugh H. Morrison (Hugh H. Morrison)	Director	February 28, 2008

/s/ John S. Poelker (John S. Poelker)	Director	February 28, 2008

/s/ Lawrence. D. Warlick, Jr. (Lawrence. D. Warlick, Jr.)	Director	February 28, 2008

/s/ William W. Waters (William W. Waters)	Director	February 28, 2008