Form 10-K/A
period 2007-12-31
FIRST CHARTER CORP /NC/
filed 2008-04-23
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Not applicable.

FIRST CHARTER CORPORATION
FORM 10-K/A
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

FIRST CHARTER CORPORATION
EXPLANATORY NOTE

First Charter Corporation (the “Corporation”) is filing this amendment (the “Amendment”) to the Corporation’s Annual Report on Form 10-K (the “Original Filing”), originally filed with the SEC on February 29, 2008, solely for the purpose of amending and supplementing Part III of the Original Filing. This Amendment changes the Corporation’s Original Filing only by amending and restating Items 10, 11, 12, 13, and 14 of Part III and Item 15 of Part IV of the Original Filing to contain currently dated certifications from the Corporation’s Chief Executive Officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment. The currently dated certifications of the Corporation’s Chief Executive Officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1, and 32.2.

As used in this Amendment, references to “First Charter,” “the Corporation,” “we,” “our” or “us” means First Charter Corporation.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

The information required by this item with respect to the Corporation’s executive officers is incorporated by reference to the information included under “Executive Officers of the Registrant,” in Part I, Item 4A of the Original Filing.

DIRECTORS

The names, ages and principal occupations (which have continued for the past five years unless otherwise indicated) and certain other information for each of the directors are set forth below. Each director also serves as a First Charter Bank director.

Jewell D. Hoover, age 59, has been the President of Hoover & Associates, LLC, a bank consulting firm, since 2003. Prior to that time, she was a Senior Bank Regulator with the Office of the Comptroller of the Currency, until her retirement in 2003. Ms. Hoover has been a director of the Corporation since 2006. Ms. Hoover’s term expires in 2010.

Walter H. Jones, Jr., age 66, is a partner in the law firm of Jones, Childers, McLurkin & Donaldson PLLC. Mr. Jones is the Chairman of the Board of First Charter Bank and has been a director of the Corporation since 2000. Mr. Jones’ term expires in 2010.

Samuel C. King, Jr., age 60, is the President of King’s Office Supply, Inc., an office products retailer. Mr. King is also the President of The UPS Store, Lincolnton, North Carolina, a retail packaging and shipping company. Mr. King has been a director of the Corporation since 2000. Mr. King’s term expires in 2010.

Jerry E. McGee, age 65, is the President of Wingate University. Dr. McGee has been a director of the Corporation since 1995. Dr. McGee’s term expires in 2010.

John S. Poelker, age 65, has been the President of The Poelker Consultancy, Inc., a financial services consulting firm, since 2005. Prior to that time, he was the Executive Vice President and Chief Financial Officer of Old National Bancorp (Evansville, Indiana) until his retirement in 2005. Mr. Poelker has been a director of the Corporation since 2006. Mr. Poelker’s term expires in 2010.

Michael R. Coltrane, age 61, was the President, Chairman, and Chief Executive Officer of CT Communications, Inc., a telecommunications company, until August 31, 2007. Mr. Coltrane is the Vice Chairman of the Board of the Corporation. He served as a director of the Corporation from 1983 until 1985, and currently has served as a director of the Corporation since 1988. Mr. Coltrane also served as a director of CT Communications, Inc. until August 31, 2007, and is presently a director of Centennial Communications Inc. Mr. Coltrane’s term expires in 2009.

Charles A. James, age 61, is the President of Mt. Pleasant Insurance Agency and the co-owner of Mt. Pleasant Bonded Warehouse, a general commodity storage company. Mr. James has been a director of the Corporation since 2000. Mr. James’ term expires in 2009.

Robert E. James, Jr., age 57, has served as the President and Chief Executive Officer of the Corporation since 2005, and of First Charter Bank since 2004. He served as Executive Vice President of the Corporation from 1999 to 2005 and Executive Vice President of First Charter Bank from 1999 to 2004. Mr. James has been a director of the Corporation since 2005. Mr. James’ term expires in 2009.

Ellen L. Messinger, age 49, is the Vice President of Curb Fox Equipment, LLC, a manufacturing company. Ms. Messinger has been a director of the Corporation since 2003. Ms. Messinger’s term expires in 2009.

Hugh H. Morrison, age 60, is the President of E. L. Morrison Holding Company, Inc., a real estate holding company, owner of M.B. Commercial Real Estate, Inc., a real estate sales, leasing and property management company and owner of Engineered Lumber Supply LLC, a wholesale lumber company. Mr. Morrison has been a director of the Corporation since 1984. Mr. Morrison’s term expires in 2009.

William R. Black, age 59, is a medical doctor specializing in oncology. Dr. Black is the Vice Chairman of the Board of First Charter Bank and has been a director of the Corporation since 1990. Dr. Black’s term expires in 2008.

James E. Burt, III, age 70, is a retired banker and Chairman of the Board of the Corporation. Mr. Burt has been a director of the Corporation since 2000. Mr. Burt’s term expires in 2008.

Richard F. Combs, age 59, has served as the President and Chief Operating Officer of High Rock Raceway since February of 2008 and has also been the President of Excella International Corp., an advanced oxidation technology company in the food preparation industry since 2005. Prior to that time, he was the President of Pureflow Ultraviolet, Inc., an industrial water treatment company, and subsidiary of Trojan Technologies, Inc. Mr. Combs has been a director of the Corporation since 2006. Mr. Combs’ term expires in 2008.

John J. Godbold, Jr., age 67, is the President of Godbold Financial Associates, Inc., a bank consulting company. Mr. Godbold has been a director of the Corporation since 1997. Mr. Godbold’s term expires in 2008.

L. D. Warlick, Jr., age 68, is the President of Warlick Funeral Home. Mr. Warlick has been a director of the Corporation since 2000. Mr. Warlick’s term expires in 2008.

William W. Waters, age 66, is the retired President of Waters Construction Company, a homebuilder. Mr. Waters has been a director of the Corporation since 2000. Mr. Waters’ term expires in 2008.

Messrs. Charles A. James and Robert E. James, Jr. are not related. No director has a family relationship as close as first cousin with any other director or executive officer of the Corporation.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers to file reports with the SEC indicating their holdings of and transactions in our equity securities and to provide copies of such reports to us. Based solely upon our review of such copies or written representations related thereto, we believe that all Section 16 filing requirements of our directors and executive officers have been complied with on a timely basis for 2007, except (i) Mr. Coltrane reported a late transaction on Form 5 to report an indirect ownership interest in the Corporation that he acquired in a previous year; (ii) Mr. Robert E. James, Jr. timely filed a Form 4 for an option exercise which inadvertently omitted the corresponding sale of the acquired shares and was promptly corrected (five transactions on the same day); (iii) Mr. Morrison filed a late Form 5 to report a gift from a previous year; (iv) Mr. Rownd timely filed two Form 4’s for option exercises which inadvertently omitted the subsequent sales of the acquired shares and was promptly corrected (one transaction and three transactions, respectively); and (v) Mr. Jones filed a Form 4 one day late which included the report of an option exercise.

CODE OF BUSINESS CONDUCT AND ETHICS AND CORPORATE GOVERNANCE GUIDELINES

The Corporation’s Board of Directors previously adopted the “First Charter Corporation Code of Business Conduct and Ethics” (the “Code”), applicable to the directors and employees (including the Chief Executive Officer and the interim principal financial officer) of the Corporation and its subsidiaries. During 2007, the Board of Directors reaffirmed the adoption of the Code. In addition, in furtherance of our long-standing goal of providing effective corporate governance of our business and affairs for the benefit of shareholders, the Board of Directors previously adopted the “First Charter Corporation Corporate Governance Guidelines” (the “Corporate Governance Guidelines”). A copy of each of the Code and the Corporate Governance Guidelines is available on our website at www.FirstCharter.com under the “Corporate Governance” section.

CHANGES TO PROCEDURES FOR SHAREHOLDERS TO NOMINATE PERSONS FOR ELECTION TO THE BOARD OF DIRECTORS

There were no material changes made during fiscal year 2007 to the procedures by which shareholders may recommend nominees to the Corporation’s Board of Directors.

As discussed below, on August 15, 2007, the Corporation and Fifth Third Bancorp (“Fifth Third”) entered into an Agreement and Plan of Merger, as amended by the Amended and Restated Agreement and Plan of Merger, dated September 14, 2007, (“Merger Agreement”) by and among the Corporation, Fifth Third, and Fifth Third Financial Corporation (“Fifth Third Financial”). Under the terms of the Merger Agreement, the Corporation will be merged with and into Fifth Third Financial. The Merger Agreement has been approved by the Board of Directors of the Corporation, Fifth Third and Fifth Third Financial. The Corporation’s shareholders approved the Merger Agreement, and the merger has been approved by all necessary state and federal regulatory agencies. The merger remains subject to customary closing conditions. The Corporation is planning for closing in the second quarter of 2008, and pursuant to this plan, the Corporation does not intend to hold a 2008 annual meeting of shareholders. If First Charter were to schedule an annual meeting of shareholders, First Charter will provide notice of the date fixed for the annual meeting, as well as the deadline for submitting shareholder proposals for such meeting and to have shareholder proposals included in the Corporation’s proxy statement.

AUDIT COMMITTEE

The Audit Committee, among other things, is responsible for the appointment, compensation, retention and oversight of the Corporation’s independent auditors, and reviews the Corporation’s financial statements, audit reports, internal controls and internal audit procedures. The Audit Committee met twenty-five times during 2007. William R. Black, Jewell D. Hoover, Charles A. James, Samuel C. King, Jr., Ellen L. Messinger and John S. Poelker (Chairman) are the current members of the Audit Committee. As determined by the Board of Directors, each of the members of the Audit Committee is an independent director in accordance with the independence requirements of the SEC and the NASDAQ Stock Market Marketplace Rules (the “NASDAQ Rules”).

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that John S. Poelker qualifies as an audit committee financial expert. Mr. Poelker is “independent” as that term is defined in the NASDAQ Rules.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE COMPENSATION PHILOSOPHY

The Corporation’s executive compensation program has been designed as an active management tool that directs and rewards specific results. The primary objective of the executive compensation program is to reinforce the strategic goals and objectives that management and the Board of Directors have developed by directly aligning specific, targeted levels of performance with specific levels of compensation. The impact of performance on pay is intended to be clear, direct and easy to understand.

The executive compensation program is founded upon the idea that a strong, performance-oriented compensation program, aligned with the practices of our peers, is a key ingredient in becoming a leading performer relative to organizations of similar size, and is, therefore, in the best interests of shareholders. We also believe that a performance-based compensation program is vital to attracting and retaining highly talented and motivated executives to lead the Corporation.

As described elsewhere in this Form 10-K/A, the Compensation Committee of the Board of Directors is responsible for the administration of and overall structure of the Corporation’s executive compensation program. The Compensation Committee is composed entirely of independent, nonmanagement directors.

PROPOSED MERGER WITH FIFTH THIRD

On August 15, 2007, the Corporation and Fifth Third entered into a Merger Agreement by and among the Corporation, Fifth Third, and Fifth Third Financial. Under the terms of the Merger Agreement, the Corporation will be merged with and into Fifth Third Financial. The Merger Agreement has been approved by the Board of Directors of the Corporation, Fifth Third and Fifth Third Financial. The Corporation’s shareholders approved the Merger Agreement, and the merger has been approved by all necessary state and federal regulatory agencies. The merger remains subject to customary closing conditions. The Corporation is planning for closing in the second quarter of 2008.

The Merger Agreement contains a number of restrictive covenants regarding the Corporation’s conduct prior to the effective time of the merger, including restrictions on the Corporation’s ability to grant stock options, restricted shares and other equity-based awards and the ability to increase compensation of the Corporation’s directors, executive officers, and employees. The majority of the Corporation’s compensation decisions for 2007 were made prior to the execution of the Merger Agreement. However, as a result of the proposed merger and the covenants contained in the Merger Agreement, the Corporation has not evaluated its executive compensation for 2008 beyond providing annual salary increases permitted under the Merger Agreement.

Consummation of the proposed merger will also trigger change in control provisions under various benefits plans, employment agreements, and change in control agreements of the Corporation.

In connection with the merger, certain named executive officers entered into employment agreements with Fifth Third. Benefits under these agreements include a salary, bonus, retirement and fringe benefits, payment for covenants not to compete and lump-sum payments as consideration for termination of such executives’ employment agreements with the Corporation. These employment agreements were independently negotiated by the executives directly with Fifth Third. If the proposed merger is consummated, the employment agreements with the Corporation, including applicable change in control provisions, will terminate in accordance with the new Fifth Third employment agreements.

OVERVIEW OF COMPENSATION PROGRAM

The Corporation’s executive compensation program is aligned with our pay for performance philosophy. From a business perspective, one of management’s primary goals is to enhance total return to shareholders. To reinforce this overarching business goal, the Compensation Committee and management seek to tie executive compensation to quantifiable earnings metrics, such as the Corporation’s Operating Earnings Per Share (“EPS”) and Cash Return on Equity (“ROE”). However, the Compensation Committee maintains discretion to modify the compensation of the executives based on personal performance and other factors.

Based on a review of our competitors’ business practices and our understanding of the relationship between pay and performance within our Peer Group (defined below), the Compensation Committee structures the executive compensation program as follows:

•	A long-term incentive plan (“LTIP”), tied to Operating EPS growth, Cash ROE and Net Charge-offs (see discussion under “Elements of Compensation — Long Term Incentive Plan”). The LTIP plan, which operates under the First Charter 2000 Omnibus Stock Option and Award Plan has targeted the level of compensation with lower payouts than typical for lower than peer performance and higher payouts than typical for higher than peer performance. For example, performance at the 25th percentile of the Peer Group would result in a payout significantly less than the 25th pay percentile, and likewise, 75th percentile performance would result in a payout greater than 75th pay percentile.

•	Share ownership guidelines to strengthen the link between the interests of our directors and executive officers and those of our shareholders (see discussion under “Share Ownership Guidelines”).

Although the Corporation considers the LTIP and its performance-driven incentives to be a focal point of the executive compensation program, it is only one element of a comprehensive executive compensation program designed to align pay with performance and to aid in the attraction and retention of highly qualified executives. Each element of the program is briefly described below along with a summary of its objectives:

Compensation Element	Description	Objective

Base Salary	Fixed compensation that is usually increased annually based on performance and an annual review of peer compensation.	• Provide a base level of compensation that fairly accounts for the job and scope of the role being performed, and • Reward the demonstrated proficiency of the incumbent.

Annual Incentive Plan (“AIP”)	Variable compensation earned based on performance against pre-established annual goals.	• Reward for achieving critical annual operating goals (typically, Operating EPS) and individual performance goals which ultimately contribute to long-term total return to shareholders.

Long-Term Incentive Plan (“LTIP”)	The value of the LTIP is comprised of 30% stock options that vest over time and 70% performance shares that vest based on achievement of three-year Charge-off, Cash ROE and Operating EPS, as compared to the Peer Group.
• Motivate performance consistent with third quartile earnings and return performance which impacts total return to shareholders.
• Align the economic interests of the participants with the shareholders by rewarding executives for stock price improvement.
• Aid in retention.

Supplemental Executive Retirement Plan (“SERP”)	Non-qualified retirement benefit that provides additional retirement income beyond what is provided in the Corporation’s standard retirement plan through a pre-set, fixed annuity value. Only the CEO and one other executive officer are provided SERPs.	• Aid in recruiting of mid-career executives to the Corporation. • Aid in retention.

Other Benefits and Perquisites	Broad-based benefits provided to all the Corporation’s employees (e.g., medical and group term life insurance), a nonqualified deferred compensation arrangement, and certain perquisites, including club memberships, car allowance and supplemental welfare benefits.	• Provide a competitive total package to attract and retain key executives.

OPERATION OF COMPENSATION COMMITTEE

The Compensation Committee is responsible for the overall structure of the Corporation’s executive compensation program. The Compensation Committee considers, recommends and oversees the Corporation’s major benefit plans, including incentive compensation plans, and equity-based plans in which directors, the Corporations’ top level of “executive management” (which consists of the Chief Executive Officer and six other 16b executive officers), and other employees of the Corporation and its subsidiaries may participate. The executive officers named in the Summary Compensation Table, which consists of the Chief Executive Officer, the former Chief Financial Officer, the interim principal financial officer, and three other members of executive management, are referred to as “NEOs” or “named executive officers.” In 2007, two individuals served as the principal financial officer of the Corporation. Prior to May 16, 2007, Charles A. Caswell served as the Executive Vice President and Chief Financial Officer of the Corporation. However, on May 16, 2007, Mr. Caswell commenced his transition from those roles, and the Corporation appointed Sheila A. Stoke to serve as its interim principal financial officer effective May 17, 2007. Consequently, both individuals are listed as named executive officers for 2007. The Corporation entered into a Transition Agreement and Release with Mr. Caswell which is described herein under the caption, Narrative to Summary Compensation Table.

The Compensation Committee also approves option grants and restricted stock or other awards, and imposes such limitations, restrictions and conditions upon those awards as the Compensation Committee deems necessary or advisable. The Compensation Committee is composed entirely of independent, non-management directors. Except for the broad-based compensation and benefit programs available to all employees, the Compensation Committee approves all compensation-related decisions for executive management.

OUTSIDE CONSULTANT

In 2007, Semler Brossy Consulting Group, LLC, (“Semler Brossy”) was retained as the independent executive compensation advisor to the Compensation Committee. Semler Brossy works directly for the Compensation Committee, reporting to the Chairman.

During 2007, Semler Brossy consulted with the Compensation Committee on the establishment of salary and incentive targets for executive officers; long-term incentive grant levels for 2007 for other key officers; board member compensation for 2007; short-term incentive plan amendments to provide rewards for executive officers consistent with the other plan participants (i.e., for the accomplishment of personal objectives); and the change to a stipend approach for certain perquisites (which was initially expected to be implemented in 2008).

The role and selection of the outside consultant is reviewed against a set of standards on an annual basis. This review includes feedback from management.

COMPETITIVE BENCHMARKING AND POSITIONING

We believe that the compensation practices of our peers provide important context to the Corporation’s executive compensation program. The primary source of peer data for our executive compensation program is a customized Peer Group developed to specifically reflect banks with whom the Corporation competes for talent, banks of similar size and scope to the Corporation and banks that operate with a similar, metropolitan focused branch footprint. Additionally, as a secondary reference point, the Compensation Committee considers data from financial services compensation surveys.

The Compensation Committee has developed a set of criteria to consistently identify banks most similar to the Corporation in size and scope of operations (the “Peer Group”). Under these criteria, we consider our Peer Group to consist of financial institutions that:

•	Operate with a network of retail branches and commercial lending activity, with these traditional banking activities representing the core revenue of the bank;

•	Are publicly traded and based in the United States; and

•	Have an asset size relative to First Charter as of the end of the most recent fiscal year that is either (i) within $1 billion of the Corporation’s asset size or (ii) within one-half to two times of the Corporation’s asset size, while also operating a core number of branches and conducting commercial lending activity in metropolitan statistical areas (“MSA”) that are comparable to First Charter’s MSA.

The Compensation Committee intends to apply these criteria annually, based on completed fiscal year results to update the list of banks that comprise the Peer Group. Based on an historical analysis, we believe that the majority of the competitors in the Peer Group will remain in the Peer Group year over year, with banks leaving and entering the Peer Group primarily because of acquisition or divestiture activity. For fiscal 2007, the Peer Group was comprised of the following 26 banks:

1st Source Corp.	Hancock Holding Co.	Provident Bankshares Corp.
Alabama National BanCorporation	Independent Bank Corp.	Sandy Spring Bancorp Inc.
Amcore Financial Inc.	Franklin Bank Corporation	Sterling Bancshares Inc.
Bank Atlantic Bancorp Inc.	Frontier Financial Corporation	Susquehanna Bancshares Inc.
Chemical Financial Corp.	MB Financial Inc.	Umpqua Holdings Corp.
CVB Financial Corp.	National Penn Bancshares Inc.	United Community Banks Inc.
First Community Bancorp	NBT Bancorp Inc.	WesBanco Inc.
First Financial Bancorp	Park National Corp.	WestAmerica Bancorp
First Midwest Bancorp Inc.	Prosperity Bancshares Inc.

In general, the Corporation positions each element of compensation at the median of the Peer Group to provide pay opportunities comparable to the marketplace. When the compensation design decisions were initially made, the Corporation’s performance was assessed as below the median of our Peer Group, measured by one-year and three-year total shareholder return, earnings per share growth, return on equity and return on assets. The Compensation Committee determined that it was in the best interests of the shareholders to target 2007 compensation near the median level of the Peer Group to ensure the Corporation’s ability to attract and retain the key leadership talent that would ultimately be responsible for improving the Corporation’s performance.

The Compensation Committee planned to obtain an independent evaluation against the Peer Group of the measures of Operating EPS and Cash ROE under the LTIP. However, due to the proposed merger with Fifth Third, this evaluation has not yet been made. In accordance with outstanding agreements, upon consummation of the merger, all performance objectives with respect to performance shares under the LTIP will be deemed to be satisfied to the extent necessary to earn 100% of the performance shares and the performance period shall be deemed to be complete.

The structure of the Corporation’s executive compensation program coupled with the positioning of each compensation element results in a mix of compensation that is heavily weighted toward variable, at-risk compensation. Approximately 65% of Mr. James’ 2007 compensation opportunity and an average of approximately 49% of the other NEOs’ 2007 compensation opportunity are performance-based, and therefore at risk based on the Corporation’s performance. This structure ensures that the interests of the NEOs are aligned with the interests of the Corporation’s shareholders.

The Corporation maintains and monitors adherence to desired positioning of its executive compensation program through a combination of periodic reviews, as well as at the time of a new plan introduction or modification and when individual compensation decisions are made. While the Corporation does not make compensation decisions solely based on Peer Group positioning, compensation decisions are evaluated against their impact on the desired positioning.

•	Periodic Review. Approximately every three years, the Corporation conducts a comprehensive review of all elements of its compensation program — focusing on questions of mix and total value. The last review was conducted in the fourth quarter of 2005.

•	At Time of Plan Introduction. When a new compensation plan is introduced or modified, the Corporation reviews relevant information from the Peer Group and compensation surveys.

•	At Time of Individual Compensation Action (e.g., salary increase or change in target incentives). Each compensation action is reviewed within the context of relevant competitive compensation data. In addition, each compensation action is reviewed within the context of that individual’s total compensation package.

ELEMENTS OF COMPENSATION

Base Salary

For all members of executive management, base salaries are reviewed annually as well as at the time of a promotion or other change in responsibilities. Increases are based on an evaluation of the previous year’s performance of the executive, the relative strategic importance of the position, market conditions and median pay levels within the Peer Group. However, as previously indicated, the Compensation Committee maintains discretion to modify the compensation of the executives based on personal performance and other factors.

For 2007, Mr. James received a 10% salary increase to $385,000. The new salary level positions Mr. James below the median pay level for the Peer Group. While the Compensation Committee sought to increase Mr. James’ base pay closer to the median of the Peer Group, it committed to make such adjustments gradually when the Corporation’s performance reached targeted levels.

The Compensation Committee considered the following factors when increasing Mr. James’ compensation:

•	Competitive Peer Group salary information and salary survey information;

•	Strong leadership and strategic direction provided during 2006;

•	Achievement of the performance goals agreed upon with the Board of Directors; and

•	The Corporation’s earnings and return performance were below target levels.

For 2007, base salaries of the NEOs (excluding the CEO) were reviewed and, on average, increases of 6.2% were provided. These increases resulted in base salaries consistent with the median pay levels.

2007 Base Salary Adjustment

				Percentage
Name	2006 Base Salary(1)	2007 Base Salary(1)	Increase	Increase

Robert E. James, Jr.	$350,000	$385,000	$35,000	10.0%
Charles A. Caswell	245,000	265,000	20,000	8.2
Sheila A. Stoke	140,000	150,000	10,000	7.1
Stephen M. Rownd	245,000	257,000	12,000	4.9
Cecil O. Smith, Jr.	205,000	216,000	11,000	5.4
J. Scott Ensor	205,000	216,000	11,000	5.4

(1)	Base salary represents the final year-end salary for each NEO. Differences between the base salary reported in this table and the salary reported in the Summary Compensation Table are attributable to the timing and administration of payroll increases.

Annual Incentive Plan

The Corporation’s Annual Incentive Plan (“AIP”) is a performance-based annual incentive plan that is based on achievement of targeted levels of Operating EPS and the achievement of individual goals.

Management and the Board believe that successful performance against Operating EPS is consistent with a well-run financial services institution. (Accordingly, the LTIP also uses Operating EPS as a key performance metric and both plans define the term in the same way.) The Corporation believes that

Operating EPS better reflects the performance of the Corporation than EPS presented in the Corporation’s financial statements, which is calculated according to generally accepted accounting principles (“GAAP EPS”), since certain less frequently occurring items are excluded from the Operating EPS calculation. Adjustments are made to GAAP EPS to derive Operating EPS for the following types of items:

•	Branch Purchases and Sales;

•	Securities Gains and Losses;

•	Line of Business Purchase/Sale;

•	Direct Merger and Acquisition Expense;

•	Material Tax Penalties, Recoveries; and

•	Early Extinguishment of Debt and Derivative Securities.

Operating EPS is based on fully diluted shares outstanding. For 2007, AIP payments were based 70% on the achievement of Operating EPS targets and 30% on the achievement of individual goals established in advance by the Compensation Committee, as agreed to by Mr. James on behalf of each member of executive management. The intent of this change is to balance the team-based incentive to achieve targeted corporate performance with an individual accountability performance measure.

The Operating EPS targets set for the AIP are the same Operating EPS targets set forth in the annual business plan submitted by executive management to the Board of Directors for their approval. In determining the reasonableness of these annual goals, the Board considers the following factors:

•	Long-term strategic plan for the Corporation;

•	Actual company results compared to peers and to historical results;

•	Anticipated operational opportunities and challenges; and

•	Anticipated external economic events that could impact key business drivers (e.g., yield curve).

In 2007, the Corporation’s Operating EPS goal was targeted at $1.70 per share. Our actual Operating EPS for the year was $1.20, which includes a net impact of the adjustments from GAAP EPS ($1.18 per share) to Operating EPS of $0.02 per share.

Commensurate with competitive practices within the Peer Group, 2007 target annual incentives were 65% of base salary for Mr. James and 25% to 50% of base salary for other NEOs. Officers may earn between 0% — 125% of their targeted award based on their performance against goals. Based on the payout grid in place for 2007, the Operating EPS of $1.20 resulted in a payout based only on the achievement of personal objectives (50% of the targeted award for Ms. Stoke, and 30% of the targeted award for the CEO and other NEOs). Awards to the NEOs under the AIP for performance in 2007 are reflected in column (g) of the Summary Compensation Table, included under “Compensation of Executive Officers” section below.

The Compensation Committee is responsible for reviewing this result and can, in its discretion, adjust an individual dollar award. For 2007, the Compensation Committee determined that, although the EPS target had not been achieved, the achievement of personal objectives deserved a commensurate reward. In 2007, EPS was impacted by continued higher provision for loan losses expense, largely due to certain real estate development and ongoing merger expenses caused by the proposed merger with Fifth Third. Therefore, AIP awards were adjusted downward for executives with responsibility for real estate lending, and the AIP payment was increased for Ms. Stoke and Mr. Smith due to their instrumental role in connection with the proposed merger with Fifth Third. No award was made to Mr. Caswell in accordance with the terms of his separation agreement with the Corporation. The Corporation entered into a Transition

Agreement and Release with Mr. Caswell which is described herein under the caption, Narrative to Summary Compensation Table.

Name	AIP Payment for 2007

Robert E. James, Jr.	$74,800
Charles A. Caswell	—
Sheila A. Stoke	23,100
Stephen M. Rownd	34,650
Cecil O. Smith, Jr.	32,300
J. Scott Ensor	22,015

Long-Term Incentive Plan

For 2007, the Compensation Committee approved the following target levels of long-term awards based on its review of competitive practices: 100% of base salary for Mr. James, 70% of base salary for all other NEOs with the exception of Stoke, and 35% for Stoke. Consistent with the renewed emphasis on performance, the new LTIP calls for 70% of this targeted LTIP value to be delivered through performance shares and 30% to be delivered through time-based stock options. (Stoke’s target is delivered entirely through restricted stock, with a time-based restriction.) We believe this mix is consistent with our pay for performance philosophy. The number of stock options granted was determined by dividing the value of the stock option component of the award by our FAS 123(R) Black-Scholes value as of the date of grant. The number of performance shares granted was determined by dividing the value of the performance share component of the award by the grant-date fair value of $22.70, then adjusting the award to compensate for the value of the dividends that participants will not receive on the award during the performance period. The grant-date fair value of $22.70 represented the closing market price on the date of the grant, less the discounted present value of such dividends.

With the introduction of the new LTIP in 2006, a gap in the long-term incentive program was created since the performance shares component does not vest for three years. To offset this gap, the target value of the performance share component was increased by 33% in 2007.

Equity Award Timing Policy

All LTIP equity awards relating to fiscal 2007 performance were granted on February 8, 2007, which was the day of the meeting at which these awards were approved. In addition, these awards were granted during an “Open Trading Window,” defined under the Corporation’s Insider Trading Policy as a time when trading in the Corporation’s common stock is permitted following the announcement of the Corporation’s earnings.

Effective for 2007, the Corporation adopted a policy to grant equity awards to directors, members of executive management, and other officers and employees annually only at such time as when an Open Trading Window is scheduled to occur. This procedure is designed to further the Corporation’s policy that it will not have any program, plan or practice to time or select the grant dates of any equity award in coordination with the Corporation’s release of material non-public information. In the event of a “new hire” or ad hoc grant, the employee will be notified that his or her grant will be recommended to the Compensation Committee at their next meeting and effective the date of the Compensation Committee approval.

As previously disclosed, in connection with the proposed merger with Fifth Third, the Corporation is currently restricted from issuing additional awards under the LTIP and has not issued any additional awards to the NEOs since February 2007.

Stock Options

It is the Compensation Committee’s belief that the members of executive management are in the best position to have a direct positive impact on the Corporation’s stock price. Accordingly, stock options continue to be an element in the incentive compensation package. Consistent with competitive practice, stock options are granted with an exercise price at not less than the fair market value on date of grant. Additionally, the Corporation has a policy that it will not re-price stock options.

Options typically vest ratably over five years, and expire ten years after grant. However, under the terms of the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, and the agreements thereunder, any unvested options fully vest upon a Change in Control. Therefore, if the merger with Fifth Third is consummated, options awarded under the 2007 LTIP will fully vest at the close of the proposed merger with Fifth Third and such options will be converted into options to purchase Fifth Third common stock.

Performance Shares

Performance shares awarded under the terms of the First Charter Corporation 2000 Omnibus Stock Option and Award Plan (and the agreements thereunder) also fully vest upon a Change in Control. Therefore, if the merger with Fifth Third is consummated, all performance objectives with respect to performance shares under the LTIP shall be deemed to be satisfied to the extent necessary to earn 100% of the performance shares and the performance period shall be deemed to be complete. Such performance shares shall be deemed to be converted to actual performance share awards and the actual performance share awards shall be paid out in cash as soon as practicable upon the effective date of the proposed merger.

Typically, the performance shares vest based on achievement of three goals as evaluated over a three-year performance period. It is the Compensation Committee’s intention that, when achieved, these goals taken as a whole are consistent with third quartile performance within the Peer Group.

First, Net Charge-offs must remain below 1% during the performance period before any vesting would occur. Second, assuming the Net Charge-off goal has been met, 70% of the shares would vest based on Operating EPS growth assessed against the Peer Group and 30% of the shares would vest based on Cash ROE assessed against pre-established goals. Finally, the total value of the shares received by the participant from the LTIP is a function of the future value of the stock.

The following performance schedules are in place for the 2006 to 2008 and 2007 to 2009 performance periods:

	Operating EPS Growth Versus Peers
	(70% of Performance Share Award)
	Percentile within
	Peer Group	Vesting

Threshold	40th	25%
Target	60th	100%
Maximum	80th	175%

	Cash ROE
	(30% of Performance Share Award)
	Cash ROE	Vesting

Threshold	12.5%	0%
Target	15.0%	100%
Maximum	17.5%	150%

Results between threshold and target and target and maximum will be interpolated. In addition, participants will not receive dividends or dividend equivalents on performance shares.

Supplemental Executive Retirement Plan

From time to time, the Corporation has provided Supplemental Executive Retirement Plans (“SERPs”) to select executives through contractual agreements that guarantee additional retirement benefits beyond those made available through the Corporation’s qualified retirement plan and deferred compensation arrangements. The Corporation’s existing SERPs have been structured as a pre-set, fixed annuity value.

Currently, the Corporation provides SERP benefits to two of the NEOs: Messrs. James and Rownd. Mr. James was provided a SERP when he was being recruited to First Charter to replace a benefit that his previous employer provided. Mr. Rownd’s SERP was provided primarily as a retention device and to achieve equity parity with SERPs provided to other members of executive management at that time. Under the SERPs, upon reaching age 65 and subject to the satisfaction of the vesting requirements, Mr. James is entitled to receive a sum of $785,000 and Mr. Rownd is entitled to receive a sum of $1,205,000. Mr. James and Mr. Rownd were 80% and 60% vested as of December 31, 2007, respectively, and will continue to vest at a rate of 10% each year. However, if the merger with Fifth Third is consummated, both executives shall become 100% vested in their respective SERP benefits.

Additional details regarding the terms and provisions of the SERPs are described in this Form 10-K/A in the section called “Change in Control and Employment Agreements.”

Deferred Compensation

Executive Management, as well as select members of senior management, are eligible to participate in the Corporation’s Option Plan Trust (“OPT Plan”) which is a non-qualified deferred compensation plan. Under this tax-deferred capital accumulation plan, executives may elect to defer up to 100% of their base salary and cash annual incentive and invest these deferrals in mutual funds. Subject to approval by the Compensation Committee, the OPT Plan may provide a restoration contribution for company matching contributions otherwise limited under the broad-based qualified 401(k) plan as a result of Internal Revenue Code restrictions on compensation that can be recognized under qualified plans. Amounts contributed by the Corporation to the account of each of the NEOs under the OPT Plan during 2007 are reflected in the table entitled “Nonqualified Deferred Compensation for 2007” included under “Compensation of Executive Officers” section below.

Perquisites and Other Benefits

The Corporation provides certain perquisites to executive management where they generally either (i) meet the business needs of the organization, or (ii) provide a level of benefits commensurate with the group insurance plans offered all employees to recognize limitations on wages.

Company-owned vehicles are provided to certain executive officers to meet the needs of the organization by facilitating business travel and customer relations. The cost of certain golf and social club memberships is covered for executive officers, provided that the club membership provides for a business-use opportunity such as use of the facilities for functions and meetings, and client networking and entertainment.

As discussed last year, the Compensation Committee reviewed the Corporation’s policies regarding perquisites and related gross-up payments for executive management for 2008 and beyond. The Compensation Committee decided that perquisites would be a less prevalent component of executive compensation; that perquisites would be approved by the Compensation Committee for executive officers using guidelines established; that certain perquisites would be replaced with a fixed stipend, the amount which would be revisited from time-to-time; and that, with few exceptions (i.e., club initiation fees for compelling business purposes) the stipend would not be grossed-up for taxes. However, in light of the proposed merger with Fifth Third and the executives’ transition to Fifth Third’s executive compensation program, the Corporation has not implemented the stipend program.

On very limited occasions, spousal travel in connection with a business-related event is also a covered expense. This is limited to events sponsored for the purpose of building customer or employee relationships where the travel is for an extended period of time or extends into the personal time of the executive, or it is expected or customary for the executive to be accompanied by a spouse.

Other perquisites such as awarded travel, temporary housing, and moving and relocation costs are provided from time to time, commensurate with the same benefits afforded other employees. The

Corporation’s policy has also been to gross-up for tax purposes certain relocation expenses for all employees.

Members of executive management generally participate in the Retirement Savings Plan or 401(k) pursuant to which an eligible employee may elect to defer between 1% and 50% of compensation, and the Corporation contributes a quarterly match of 75 cents for each dollar contributed up to 6% of eligible pay. Additionally, the Corporation may contribute annually (i) a discretionary matching amount based on an EPS target for such year and (ii) a discretionary contribution allocated to eligible employees, including executive officers, based on their eligible compensation. Any and all discretionary contributions are determined by the Board of Directors on an annual basis.

The Corporation provides income protection in the event of disability or death under group insurance plans for all employees. These group plans have limitations on income replacement and, as a result, highly compensated employees are not provided proportional income protection. Accordingly, supplemental life and disability coverage are provided by the Corporation to certain members of executive management. For 2007, Mr. James received supplemental term life coverage and Messrs. James and Rownd received disability coverage.

Additionally, the Corporation provides Mr. James a whole life insurance policy as a continuation of his plan under prior employment.

Employment Agreements

The Corporation currently maintains employment agreements with Messrs. James and Rownd primarily as a means of retention during periods of uncertainty and operational challenge.

As part of the employment contracts the executives also agree to be bound by non-compete and non-disclosure provisions. These agreements include provisions for, among other things:

•	Minimum compensation levels, benefits, and perquisites;

•	Non-compete and non-disclosure covenants;

•	Change in control benefits; and

•	A SERP.

Additionally, the Corporation entered into Change in Control arrangements with Mr. James and the NEOs to provide protection to those executives in the event of their termination related to a change of control. The change in control arrangements are designed to promote stability and continuity of senior management during times of transition and change. The Corporation attempts to ensure that the NEOs are incentivized to achieve the greatest possible return for the Corporation’s shareholders, including through a potential change in control transaction, irrespective of such executives’ loss of employment in connection with such a transaction. The arrangements provide for a payout of base salary and average bonus for 35 months for Messrs. James and Rownd, 24 months for Messrs. Smith and Ensor and 12 months for Ms. Stoke if, within a year of the change in control, their employment is terminated other than For Cause. The employment agreements for Messrs. James and Rownd eliminate the tax-related ceiling on post-employment compensation under Section 280G of the Internal Revenue Code of 1986, as amended, by providing for a corresponding payment by the Corporation of any taxes imposed by that section.

Additional details regarding the terms and provisions of the employment contracts are described in this Form 10-K/A in the section called “Employment Agreements, Change in Control and Potential Payments Upon a Change In Control.”

SHARE OWNERSHIP GUIDELINES

The Board of Directors and the Compensation Committee believe that directors and executives should have a reasonable and tangible equity position in the Corporation which will further the alignment of interests between these parties and the shareholders. Therefore, during 2006, the Compensation

Committee and the Board, acting upon the recommendation of the Corporate Governance and Nominating Committee, approved the following share ownership guidelines for both directors and members of executive management:

•	Directors are expected to maintain stock holdings in the Corporation equal to 2.5 times aggregate annual director fees;

•	The CEO is expected to maintain stock holdings in the Corporation equal to 2.5 times annual base salary; and

•	Members of executive management, other than the CEO, are expected to maintain stock holdings in the Corporation equal to 1.5 times annual base salary.

These guidelines are considered by the Board to be modest; however, given the relatively short tenure of the current members of executive management and the relatively light historical reliance on equity-based compensation by the Corporation, the Compensation Committee and the Board believe them to be appropriate and in the best interests of the shareholders. Individuals have three years to achieve these target levels of ownership. Failure to meet these requirements within this timeframe will be taken into consideration when granting future equity awards. Common stock held directly or indirectly (e.g., 401(k) Plan, Deferred Compensation Plan or family members sharing the same household) and restricted stock subject to time-based vesting count towards the ownership for purposes of these guidelines. Unvested performance shares and unexercised stock options do not count for these purposes.

DEDUCTIBILITY OF COMPENSATION EXPENSES

Section 162(m) of the Internal Revenue Code of 1986 generally limits the tax deductibility by the Corporation for compensation paid to the CEO and the other most highly compensated executive officers to $1 million per officer per year, unless it qualifies as “performance-based” compensation. To qualify as “performance-based,” compensation payments must satisfy certain conditions, including limitations on the discretion of the Compensation Committee in determining the amounts of such compensation. It is the Corporation’s current policy that, to the extent possible, compensation paid to its NEOs is deductible under Section 162(m) of the Internal Revenue Code. The Compensation Committee believes that the compensation program and actions taken during 2007 are consistent with this policy.

EXECUTIVE COMPENSATION

Summary Compensation Table
							Change in
							Pension
							Value and
							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)(1)	($)(2)(3)	($)(4)	($)(5)	($)(6)	($)(7)(8)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert E. James, Jr.	2007	$383,654	—	$294,000	$99,883	$74,800	$17,579	$49,094	$919,010
President and Chief Executive Officer	2006	348,923	—	114,662	97,644	—	21,110	69,079	651,418

Charles A. Caswell	2007	167,788	—	75,832	6,252	—	—	125,854	375,726
Executive Vice President, Chief Financial Officer	2006	244,231	—	79,966	39,964	—	—	135,687	499,848

Sheila A. Stoke	2007	148,077	$50,000	26,713	—	23,100	—	40,672	288,562
interim principal financial officer, Controller

Stephen M. Rownd	2007	256,539	—	106,368	21,706	34,650	17,001	33,599	469,863
Executive Vice President, Chief Banking Officer	2006	227,020	—	51,123	68,226	36,323	25,545	35,200	443,437

Cecil O. Smith, Jr.	2007	215,577	—	93,660	17,003	32,300	—	40,854	399,394
Executive Vice President, Chief Information Officer	2006	204,039	—	46,741	29,287	32,646	—	40,182	352,895

J. Scott Ensor	2007	215,577	—	83,801	13,382	22,015	—	90,929	425,704
Executive Vice President, Chief Risk Officer	2006	173,654	—	43,941	33,978	40,824	—	12,602	304,999

(1)	Performance bonuses for 2007 were paid under the Annual Incentive Plan. In accordance with SEC requirements, these amounts are reported in the Non-Equity Incentive Plan Compensation column (column (g)), and as a result, column (d) entitled “Bonus” has been left blank for each officer, except Ms. Stoke. Ms. Stoke received a discretionary retention bonus for the year 2007.

(2)	Includes the FAS 123(R) expense recognized in the years indicated for outstanding performance share awards. For more information on the outstanding performance shares held by the NEOs, please refer to “Outstanding Equity Awards at Fiscal Year-End for 2007.” Performance shares were granted February 8, 2007, with a grant-date fair value of $22.70 per share. The grant-date fair value represented the closing market price of the date of grant, less the discounted present value of dividends that participants will not receive on the award over the performance period. The grant-date fair value is being expensed ratably over the three-year performance period at the target performance level. No forfeitures were assumed in determining the expense.

(3)	Includes the FAS 123(R) expense recognized for each of the outstanding shares of restricted stock held by each of the following NEOs: $0 and $23,730 in 2007 and 2006, respectively for Mr. Caswell; $9,869 and $16,919 in 2007 and 2006, respectively for Mr. Ensor; and $26,713 for Ms. Stoke in 2007. None of the other NEOs held shares of restricted stock. For more information on the outstanding shares of restricted stock held by Messrs. Caswell and Ensor, please refer to “Outstanding Equity Awards at Fiscal Year-End for 2007.” Restricted shares are expensed ratably over the vesting period (five years for Mr. Caswell and three years for Mr. Ensor) using the grant-date fair value, representing the closing market price on the date of grant ($23.73 on February 14, 2005 for Mr. Caswell and $22.34 on July 28, 2004 for Mr. Ensor).

(4)	Represents the FAS 123(R) expense recognized in the year indicated for outstanding stock options. For more information on the outstanding stock options held by the NEOs, please refer to “Outstanding Equity Awards at Fiscal Year-End for 2007.” The assumptions used in the calculation of these amounts are included in Note 18 “Share-Based Payments” in the Notes to Consolidated Financial Statements included within First Charter’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(5)	This column contains compensation paid to the NEOs under the Annual Incentive Plan and, as described in the “Compensation Discussion and Analysis” section above, Annual Incentive Plan awards are paid to the NEOs when specific performance measures are achieved and the payment is approved by the Compensation Committee.

(6)	The amounts listed in column (h) are attributable to the change in actuarial present value for the SERPs of Messrs. James and Rownd from December 31, 2006 to December 31, 2007. For a discussion of the assumptions underlying this valuation, please refer to the notes to the table below entitled “Pension Benefits for 2007.” There were no changes of value attributable to nonqualified deferred compensation earnings.

(7)	All other compensation for each of the NEOs consists of the following component perquisites:

	B. James	C. Caswell	S. Stoke	S. Rownd	C. Smith	S. Ensor

Auto	$6,373	$6,591	$—	$8,354	$11,918	$7,061
Club	5,144	4,770	—	7,603	4,745	72,848
Whole life insurance	13,967	—	—	—	—	—
Term life insurance	3,987	528	1,221	777	2,896	439
Supplemental disability insurance	3,161	—	—	4,491	—	—
Relocation	—	—	21,964	—	—	—
Relocation gross-up	—	—	15,929	—	—	—
401(k) contributions	10,125	5,928	1,558	10,125	10,125	8,618
Restoration contributions	5,830	—	—	1,742	694	1,456
Tax preparation service	507	—	—	507	507	507
Payment of unused PTO	—	10,192	—	—	9,969	—

Total	$49,094	$28,009	$40,672	$33,599	$40,854	$90,929

(8)	Mr. Caswell’s total also includes $97,845 of severance payments made after his separation date, August 17, 2007, pursuant to a Transition Agreement and Release between the Corporation and Mr. Caswell.

Narrative to Summary Compensation Table

For a discussion and analysis of the Corporation’s compensation program, including a discussion of each element of compensation provided to the NEOs, please refer to the “Compensation Discussion and Analysis” section above.

As discussed in the “Compensation Discussion and Analysis” section above, the Corporation entered into Employment and Change in Control Agreements with certain members of executive management. A discussion of these agreements follows. For additional discussion of the benefits that will be provided to each of the NEOs in the event of their termination or a change in control of the Corporation, please refer to “Potential Payments Upon Termination or Change in Control.”

Robert E. James, Jr. Pursuant to an amended and restated employment agreement between the Corporation and Robert E. James, Jr. effective December 19, 2001 (and subsequently amended and restated on November 2, 2007), Mr. James is employed by the Corporation as President and Chief Executive Officer for a rolling thirty-six month term which, unless terminated earlier, automatically extends on the last day of each successive month thereafter, with the last such possible thirty-six month term expiring on October 31, 2015. Under the terms of the agreement, Mr. James will receive an annual base salary of at least $385,000 per year, plus benefits, and may be entitled to receive annual bonus compensation from one or more arrangements including but not limited to the Annual Incentive Plan. In addition, Mr. James has certain other rights in connection with a “change in control” as discussed below. The employment agreements between the Corporation and Messrs. James and Rownd were amended and restated in 2007 to comply with changes in Code section 409A. Additionally, Messrs. James, Rownd and Ensor have entered into employment agreements with Fifth Third, to become effective if the proposed merger with Fifth Third is completed. If the proposed merger is consummated, First Charter’s employment agreements with Messrs. James and Rownd, including applicable change in control provisions within such agreements, will terminate in accordance with the new Fifth Third employment agreements. These employment agreements were independently negotiated directly by the executives with Fifth Third.

Stephen M. Rownd.  Pursuant to an amended and restated employment agreement between the Corporation and Stephen M. Rownd effective December 19, 2001, (and subsequently amended and restated on November 2, 2007), Mr. Rownd is employed by the Corporation as Executive Vice President for a rolling thirty-six month term which, unless terminated earlier, automatically extends on the last day of each successive month thereafter, with the last such possible thirty-six month term expiring on May 31, 2024. Under the terms of the agreement, Mr. Rownd will receive an annual base salary of at least $257,000 per year, plus benefits, and may be entitled to receive annual bonus compensation from one or more arrangements including but not limited to the Annual Incentive Plan. In addition, Mr. Rownd has certain other rights in connection with a “change in control” as discussed below.

Charles A. Caswell.  Charles A. Caswell was previously employed as the Executive Vice President, Chief Financial Officer, and Treasurer of the Corporation pursuant to an Employment Agreement between the Corporation and Mr. Caswell dated as of April 13, 2005. However, pursuant to a Transition Agreement and Release between the Corporation and Mr. Caswell dated as of May 16, 2007 (the “Transition Agreement”), the parties terminated the Employment Agreement (with the exception of certain ongoing restrictive covenants) and Mr. Caswell commenced his transition from his role on May 17, 2007 (the “Transition Date”).

Following the Transition Date, Mr. Caswell continued to be employed by the Corporation and received his then-current regular compensation and benefits until August 17, 2007 (the “Separation Date”). Following the Separation Date, Mr. Caswell began to receive severance pay in the aggregate amount of $98,967, payable in equal installments for the period August 17, 2007 through December 31, 2007, less appropriate deductions, including state and federal taxes. In addition, Mr. Caswell was entitled to pro rated payouts pursuant to his performance share award agreements; continued participation in certain broad-based benefits through December 31, 2007 or such earlier time as Mr. Caswell became eligible under another group plan; reimbursement of club membership dues through August 17, 2007; and outplacement services.

In exchange for the severance and other benefits contained in the Transition Agreement, Mr. Caswell agreed to continue to honor all return of records, and applicable confidentiality and conflict of interest obligations previously agreed to or in accordance with applicable federal and state laws, fully release the Corporation, its subsidiaries and affiliate companies from all claims (subject to limited exceptions) and for a period of one year after the Separation Date, refrain from engaging in certain specified competitive activities.

Change in Control Provisions.  The employment agreements between the Corporation and Messrs. James and Rownd contain provisions relating to a change in control of the Corporation. In addition, Messrs. J. Scott Ensor and Cecil O. Smith, Jr., and Ms. Sheila A. Stoke, are parties to amended and restated change in control agreements with the Corporation, dated November 2, 2007. The specific events that constitute a change in control of the Corporation are discussed below, under “Potential Payments Upon Termination or Change in Control.”

The employment agreements for Mr. James and Mr. Rownd also provide that under certain circumstances upon leaving the employment of the Corporation, the NEO may not, within the “restricted territory” and for a period of two years after termination of employment, engage directly or indirectly in the banking, financial services or any other business in which the Corporation and its subsidiaries are engaged. The term “restricted territory” means: (1) the geographic area encompassing a twenty-five (25) mile radius of Charlotte, North Carolina; and/or (2) any Metropolitan Statistical Area (as defined by the United States Department of Commerce) from which First Charter generated at least ten percent (10%) of its gross annual revenue during the last two calendar years before the end of the executive’s employment with First Charter. Additionally, the employment agreements prohibit during the life of the agreement and for three years afterwards, the solicitation or inducement of any of the Corporation’s employees to terminate their employment with the Corporation and join any business activity with which the executive is or expects to be directly or indirectly associated or employed.

Grants of Plan-Based Awards for 2007

											Grant
		Estimated Future Payouts			Estimated Future Payouts			All Other	All Other	Exercise	Date
		Under Non-Equity Incentive			Under Equity Incentive			Stock	Option	or	Fair
		Plan Awards(1)			Plan Awards(2)			Awards	Awards	Base	Value
								Number of	Number of	Price	of Stock
								Shares of	Securities	of	and
								Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)(3)	($/Share)(4)	($)(5)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Robert E. James, Jr.	1/18/07	$74,800	$249,400	$498,800				—			—
	2/08/07				2,765	15,800	26,465	—			$358,660
	2/08/07							—	20,600	$24.46	115,978

Charles A. Caswell	1/18/07	39,750	132,500	265,000				—			—
	2/08/07				1,330	7,600	12,730	—			172,520
	2/08/07							—	9,900	24.46	55,737

Sheila A. Stoke	1/18/07	18,500	37,000	55,500				—			—

Stephen M. Rownd	1/18/07	38,500	128,300	256,600				—			—
	2/08/07				1,278	7,300	12,228	—			165,710
	2/08/07							—	9,600	24.46	54,048

Cecil O. Smith, Jr.	1/18/07	25,900	86,400	172,800				—			—
	2/08/07				1,085	6,200	10,385	—			140,740
	2/08/07							—	8,100	24.46	45,603

J. Scott Ensor	1/18/07	25,900	86,200	172,400				—			—
	2/08/07				1,085	6,200	10,385	—			140,740
	2/08/07							—	8,100	24.46	45,603

(1)	Amounts shown are estimated threshold, target and maximum payouts for fiscal 2007 to the NEOs under the Annual Incentive Plan. Actual bonuses received by these named executive officers for fiscal 2007 are reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.” As described in the “Compensation Discussion and Analysis” section above, the Annual Incentive Plan awards are paid to the NEOs when specific performance measures are achieved and the payment is approved by the Compensation Committee.

(2)	Amounts shown are estimated threshold, target and maximum for performance shares that were granted in 2007 under the Corporation’s 2000 Omnibus Stock Option and Award Plan, which will result in the issuance of the number of shares of First Charter common stock indicated three years from the date of grant if the established performance criteria are met. The vesting for performance shares is contingent upon the achievement of Net Charge-off, Operating EPS and Cash ROE goals over the three year performance period, as described in the “Compensation Discussion and Analysis” section above.

(3)	Stock options vest 20% per year over the 5 year vesting period.

(4)	The option exercise price is the closing price of First Charter common stock on the date of grant. The closing price of First Charter’s common stock on February 8, 2007, the date of the grant, was $24.46.

(5)	The value of a performance share award or option award is based on the fair value as of the grant date of such award determined pursuant to FAS 123(R). The grant date fair value for the performance shares is based on the target award and the SFAS 123(R) value of $22.70. The grant date fair value for the stock options is based on the SFAS 123(R) value of $5.63. For a discussion of grant date fair value calculations, please refer to footnote 2 to the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End for 2007

	Option Awards					Stock Awards
			Equity					Equity Incentive	Equity Incentive
			Incentive					Plan Awards:	Plan Awards:
		Number of	Plan Awards:			Number of	Market Value	Number of	Market or Payout
	Number of	Securities	Number of			Shares or	of Shares	Unearned	Value of Unearned
	Securities	Underlying	Securities			Units of	or Units	Shares, Units	Shares, Units or
	Underlying	Unexercised	Underlying	Option		Stock that	of Stock	or Other Rights	Other Rights
	Unexercised	Options	Unexercised	Exercise	Option	Have Not	that Have	That Have	that Have
	Options (#)	(#)	Unearned	Price	Expiration	Vested	Not Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable(1)	Options (#)	($)	Date	(#)(2)	($)(3)	(#)(4)	($)(5)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert E. James, Jr.	27,210	—	—	$18.38	1/29/2009	—	—	—	—
	959	—	—	14.50	1/20/2010	—	—	—	—
	23,296	—	—	15.75	1/17/2011	—	—	—	—
	21,985	—	—	17.37	1/16/2012	—	—	—	—
	21,597	—	—	18.39	1/15/2013	—	—	—	—
	18,448	—	—	23.66	1/19/2015	—	—	—	—
	3,600	14,400	—	23.66	3/9/2016	—	—	—	—
	—	20,600	—	24.46	2/8/2017	—	—	—	—
	—	—	—	—	—	—	—	31,500	$940,590

Charles A. Caswell	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	5,967	178,175

Sheila A. Stoke	—	—	—	—	—	3,000	$89,580	—	—

Stephen M. Rownd	—	6,400	—	23.66	3/9/2016	—	—	—	—
	—	9,600	—	24.46	2/8/2017	—	—	—	—
	—	—	—	—	—	—	—	14,300	426,998

Cecil O. Smith, Jr.	4,237	—	—	23.60	2/28/2015	—	—	—	—
	1,480	5,920	—	23.66	3/9/2016	—	—	—	—
	—	8,100	—	24.46	2/8/2017	—	—	—	—
	—	—	—	—	—	—	—	12,600	376,236

J. Scott Ensor	4,000	—	—	16.57	10/28/2012	—	—	—	—
	4,072	—	—	18.39	1/15/2013	—	—	—	—
	3,583	—	—	20.90	2/25/2014	—	—	—	—
	5,736	—	—	23.66	1/19/2015	—	—	—	—
	860	3,440	—	23.66	3/9/2016	—	—	—	—
	—	8,100	—	24.46	2/8/2017	—	—	—	—
	—	—	—	—	—	—	—	9,900	295,614

(1)	Stock options vest 20% per year over the five-year vesting period, with 100% vesting occurring on 2/8/2012.

(2)	Restricted stock units granted to Ms. Stoke will vest three years from the date of the grant on November 15, 2009.

(3)	Calculated by multiplying the unvested shares of restricted stock by the closing market price of First Charter’s common stock on December 31, 2007 ($29.86).

(4)	Amounts shown are target number of performance shares granted in 2007. The actual vesting for performance shares is contingent upon the achievement of Net Charge-off, Operating EPS and Cash ROE goals over the three-year performance period, as described in the “Compensation Discussion and Analysis” section above.

(5)	Calculated by multiplying the target number of performance shares by the closing market price of First Charter’s common stock on December 31, 2007 ($29.86).

Option Exercises and Stock Vested for 2007

	Option Awards		Stock Awards
	Number of Shares
	Acquired on	Value Realized	Number of Shares	Value Realized
	Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)

(a)	(b)	(c)	(d)	(e)

Robert E. James, Jr.	23,622	$318,474	—	$—
Charles A. Caswell	11,780	60,556	—	—
Sheila A. Stoke	—	—	—	—
Stephen M. Rownd	22,785	179,019	—	—
Cecil O. Smith, Jr.	2,901	18,160	—	—
J. Scott Ensor	—	—	2,272	41,804

(1)	The value realized on exercise represents the difference between the closing market price on the day of exercise and the exercise price multiplied by the number of shares acquired on exercise.

(2)	The value realized represents the number of shares acquired on vesting multiplied by the closing market price on the day of vesting. The closing market price on December 31, 2007 ($29.86), was used to determine value.

Pension Benefits for 2007

		Number of	Present
		Years	Value of	Payments
		Credited	Accumulated	During
		Service	Benefit	Last Fiscal Year
Name	Plan Name	(#)(1)	($)(2)	($)

(a)	(b)	(c)	(d)	(e)

Robert E. James, Jr.	Supplemental
	Executive Retirement Plan	80%	$548,433	—
Charles A. Caswell	—	—	—	—
Sheila A. Stoke	—	—	—	—
Stephen M. Rownd	Supplemental
	Executive Retirement Plan	60	742,273	—
Cecil O. Smith, Jr.	—	—	—	—
J. Scott Ensor	—	—	—	—

(1)	Benefits under the SERP agreements vest in percentage increments each year, as described herein under the caption, Narrative to Pension Benefits Table. As of December 31, 2007, Messrs. James and Rownd were 80% and 60% vested, respectively, in their respective SERP benefits. Each SERP provides a ten-year certain annuity, as described in the narrative below.

(2)	Please refer to the accompanying textual narrative for a discussion of the assumptions underlying the present value calculation for the accumulated benefits.

Narrative to Pension Benefits Table

Pursuant to the SERP between Mr. James and the Corporation dated June 21, 1999, and as amended and restated on December 19, 2001 (and subsequently amended and restated on November 2, 2007), Mr. James will be entitled to receive a total of $785,000 (or $6,541.67 a month, for 120 months), if certain conditions are satisfied, when he reaches the age of 65 on October 17, 2016. This benefit became 50% vested on January 1, 2004 and vests in additional 10% increments on January 1 of each year thereafter, beginning January 1, 2005, until fully vested on January 1, 2009. As of December 31, 2007, Mr. James was 80% vested in his SERP benefit. This benefit will become fully vested if (i) Mr. James dies, (ii) Mr. James becomes disabled, or (iii) upon a “change in control” as described below, and the unvested benefit is subject to forfeiture if Mr. James is terminated for cause under his employment agreement.

Pursuant to the SERP between Mr. Rownd and the Corporation effective December 19, 2001 (and subsequently amended and restated on November 2, 2007), Mr. Rownd will be entitled to receive a total of $1,205,000 (or $10,041.67 a month, for 120 months), if certain conditions are satisfied, when he reaches the age of 65 on May 23, 2025. This benefit became 50% vested on January 1, 2006 and vests in additional 10% increments on January 1 of each year thereafter, beginning January 1, 2007, until fully vested on January 1, 2011. As of December 31, 2007, Mr. Rownd was 60% vested in his SERP benefit. This benefit will become fully vested if (i) Mr. Rownd dies, (ii) Mr. Rownd becomes disabled, or (iii) upon a “change in control” as described below, and the unvested benefit is subject to forfeiture if Mr. Rownd is terminated for cause under his employment agreement.

The SERP agreements between the Corporation and Messrs. James and Rownd were amended and restated in 2007 to comply with changes in Internal Revenue Code section 409A.

In quantifying the present value of the current accrued benefit, the following assumptions were made:

•	We have assumed the full benefit will be payable at the date the participant becomes fully vested (1/1/2009 and 1/1/2011 for Messrs. James and Rownd, respectively), rather than at age 65.

•	Since the benefits are fixed in terms of the monthly amount and the form of payment, the present value will not change due to any benefit accruals. However, the present value will change from year to year due to (i) the passage of time to reflect the time value of money at a discount rate and (ii) discount rate fluctuations from measurement date to measurement date.

•	The present value at December 31, 2007 was determined using a discount rate of 6.5%, which is consistent with assumptions applicable to 2006 and 2007 FASB pension plan disclosure. Since the benefits are payable as a ten-year certain annuity to the participant, or to a beneficiary upon the participant’s death, no discount for mortality applies.

Nonqualified Deferred Compensation for 2007(1)

	Executive			Aggregate	Aggregate
	Contributions	Registrant	Aggregate	Withdrawals	Balance at Last
	in Last Fiscal	Contributions In	Earnings In Last	and/or	Fiscal Year
	Year	Last Fiscal Year	Fiscal Year	Distributions	End
Name	($)	($)(2)	($)	($)	($)

(a)	(b)	(c)	(d)	(e)	(f)

Robert E. James, Jr.	$—	$10,502	$962	$—	$25,142
Charles A. Caswell	—	3,845	28	—	1,588
Sheila A. Stoke	—	—	—	—	—
Stephen M. Rownd	—	2,587	189	—	10,816
Cecil O. Smith, Jr.	—	497	15	—	—
J. Scott Ensor	—	14	—	—	—

(1)	Reflects deferred compensation under the OPT Plan, which is described in the narrative below.

(2)	Amounts in this column represent contributions credited during 2007 for the year 2006 and were included in the 2006 Summary Compensation Table.

Narrative to Nonqualified Deferred Compensation Table

The First Charter Corporation Option Plan Trust (OPT) (the “OPT Plan”) is a tax-deferred capital accumulation plan. Under the OPT Plan, eligible participants may defer up to 90% of base salary, up to 100% of annual incentive, and excess deferrals, if any, pursuant to Internal Revenue Code section 401(a)(17) and 401(k).

Participants may invest in six (6) mutual funds with distinct investment objectives and risk tolerances. From day one, participants are 100% vested in deferrals to the OPT Plan and the earnings on those deferrals. Eligible employees for the OPT Plan include executive management as well as key members of senior management.

The OPT Plan was amended and restated in December 2007 to comply with changes in Internal Revenue Code section 409A. Amounts deferred under the OPT Plan will be distributed in the calendar year following the year in which the participant has a termination of service, or in any calendar year following the year of termination of service provided that all benefit payments have been made by the tenth (10th) calendar year (with a minimum balance requirement). Distribution may be made in a lump sum or in annual installments not to exceed a ten-year period. However, in the event of death, payments will be made in a lump sum as soon as practicable following the date of the participant’s death; or, if benefits are in pay status, unpaid amounts will continue to be paid to the beneficiary in the form that the executive had elected to receive such amounts.

Potential Payments Upon Termination or Change in Control

As discussed in Compensation Discussion and Analysis section and the Narrative to Summary Compensation Table, the Corporation entered into Employment Agreements with Messrs. James and Rownd (and formerly, with Mr. Caswell), and into Change in Control Agreements with Messrs. Ensor and Smith and Ms. Stoke. If the proposed merger is consummated, First Charter’s employment agreements with Messrs. James and Rownd, including applicable change in control provisions within such agreements, will terminate in accordance with the new Fifth Third employment agreements. However, the potential payments to the NEOs in the event of their termination or a change in control are discussed below. In each case, it is assumed that the date of termination is December 31, 2007.

Accrued and Vested Benefits.  Each of the NEOs has accrued various benefits under the Corporation’s compensation programs and other broad-based employee benefit plans. Many of these benefits and awards are fully vested and each of the NEOs would receive all of their vested benefits and awards in the event that their employment with the Corporation ends for any reason, including termination by the Corporation for “cause” or resignation without “good reason.” (“Cause” is defined generally as willful misconduct, use of narcotics or alcohol in a manner that affects the officer’s duties, conviction of a crime involving moral turpitude or for any felony, embezzlement or theft, gross inattention or dereliction of duty or the breach by the officer of certain other duties and obligations. “Good reason” generally means a material reduction in the officer’s duties or a change in title resulting in reduction of the officer’s duties, a material reduction in salary or bonus, or the relocation of the officer to an area farther than a specified distance from their primary employment location.) In the event of termination for cause or without good reason, each of the NEOs is entitled only to receive all earned but unpaid base salary, unreimbursed expenses and/or accrued, vested stock options and vested 401(k) or pension benefits through the effective date of the termination.

The table below summarizes the accrued and vested benefits that each of the NEOs would be entitled to, assuming they left the Corporation for any reason on December 31, 2007.

Accrued and Vested Benefits

	James	Caswell	Stoke	Rownd	Smith	Ensor

Severance/salary	$—	$—	$—	$—	$—	$—
Vested SERP	628,000	—	—	723,000	—	—
Vested OPT balances	25,142	1,588	—	10,816	512	14
Vested options(1)	1,311,475	—	—	—	26,269	172,865

Total	$1,964,617	$1,588	$—	$733,816	$26,781	$172,879

(1)	The value of the vested stock options is calculated by multiplying the number of options by the difference between the exercise price over the closing market price of First Charter’s common stock on December 31, 2007 ($29.86).

Death, Disability or Retirement.  Under the employment agreements with each of Messrs. James and Rownd, if termination of employment occurs at any time due to the death of executive, then executive’s estate will be paid all earned but unpaid base salary, if any, and accrued bonus, and an additional amount representing one year’s base salary. Each executive would receive the same payments in the event of their retirement from First Charter (with the consent of the Corporation) or their disability, except that any salary payments would be reduced by any amounts which executive receives from the Corporation’s long-term disability plan. For death or disability, all supplemental benefits (including those provided under SERPs) and all equity awards will be fully vested. For retirement, all equity awards will be fully vested.

The change in control agreements with each of Messrs. Ensor and Smith and Ms. Stoke do not provide for any payments in the event of their death, disability or retirement. However, under the Corporation’s LTIP, each of Mr. Ensor and Smith would be entitled to a pro-rata vesting (representing the pro-rata service over the three-year performance period) of his performance share award at the target level of the award. Additionally, the vesting of the executives’ outstanding stock option and restricted stock awards would be accelerated.

The table below summarizes the incremental benefits (beyond the accrued and vested benefits) that each of the NEOs would be entitled to, assuming their death, disability or retirement occurred on December 31, 2007.

Death, Disability or Retirement

	James	Caswell	Stoke	Rownd	Smith	Ensor

Salary	$385,000	$—	$—	$257,000	$—	$—
AIP payments	74,800	—	—	38,500	—	—
Accelerated portion of SERP(1)	157,000	—	—	482,000	—	—
Accelerated options(2)	200,520	—	—	91,520	80,444	65,068
Accelerated restricted stock(3)	—	—	89,580	—	—	—
Accelerated/pro-rata performance shares(3)	940,590	—	—	426,998	187,222	134,012

Total	$1,757,910	$—	$89,580	$1,296,018	$267,666	$199,080

(1)	Vesting accelerates and benefit is payable only in the event of death or disability and is not payable in the event of retirement.

(2)	The value of the accelerated stock options is calculated by multiplying the number of accelerated options by the difference between the exercise price over the closing market price of First Charter’s common stock on December 31, 2007 ($29.86).

(3)	The value of the accelerated performance shares and accelerated shares of restricted stock is calculated by multiplying the number of accelerated shares by the closing market price of First Charter’s common stock on December 31, 2007 ($29.86).

Termination Without Cause or Resignation For Good Reason.  Under the employment agreements with each of Messrs. James and Rownd, if termination of employment occurs at any time due to termination by the Corporation without cause or due to resignation by the executive for good reason, then the executive shall be entitled to (i) all accrued, unpaid base salary and unreimbursed expenses through the date of such termination; (ii) any prior year annual incentive bonus earned but not yet paid; (iii) continued payment of the executive’s base salary for the greater of the remainder of the employment term under the agreement or two (2) years; (iii) an annual bonus amount (calculated as the average of the three most recent bonuses) for the greater of the remainder of the employment term under the agreement or two (2) years (the agreements have a three-year term and automatically renew on a monthly basis); (iv) continuation of health and welfare benefit coverage (including coverage for the executive’s dependents to the extent such coverage is provided by First Charter for its employees generally) under such plans and programs to which the executive was entitled to participate immediately prior to the date of the end of his employment for the greater of the remainder of the employment term under the agreement or two (2) years, provided such continued participation is possible under the terms and provisions of such plans and programs; and (v) acceleration of vesting of all supplemental benefits, including but not limited to all awards, grants, and options under any supplemental agreement, stock option plan or grant notwithstanding any other provision in such plan or grant.

The change in control agreements with each of Messrs. Ensor and Smith do not provide for any payments in the event of their termination without cause or resignation for good reason. However, under the Corporation’s LTIP, in the event of termination without cause, each of Mr. Ensor and Smith would be entitled to a pro-rata vesting (representing the pro-rata service over the three-year performance period) of his performance share award at the target level of the award. Additionally, in the event of termination without cause, the vesting of the executives’ outstanding stock option and restricted stock awards would be accelerated. In the event of resignation for good reason, Messrs. Ensor and Smith and Ms. Stoke would not receive any additional benefits.

The tables below summarize the incremental benefits (beyond the accrued and vested benefits) that each of the NEOs would be entitled to, assuming their termination without cause or resignation for good reason occurred on December 31, 2007.

Termination Without Cause/Resignation For Good Reason

	James	Caswell	Stoke	Rownd	Smith		Ensor

Severance/salary	$1,155,000	$—	$—	$771,000	$—		$—
AIP payment	226,236	—	—	154,223	—		—
Accelerated portion of SERP(1)	157,000	—	—	482,000	—		—
Accelerated options(2)	200,520	—	—	91,520	80,444	(4)	65,068	(4)
Accelerated restricted stock(3)	—	—	—	—	—		—
Accelerated performance shares(3)	940,590	—	—	426,998	187,222	(4)	134,012	(4)
Welfare benefits	16,791	—	—	16,791	—		—

Total	$2,696,137	$—	$—	$1,942,532	$267,666	(4)	$199,080	(4)

(1)	Represents acceleration of SERP balance in addition to the vested portion of the SERP at December 31, 2007 ($628,000 for Mr. James and $723,000 for Mr. Rownd).

(2)	The value of the accelerated stock options is calculated by multiplying the number of accelerated options by the difference between the exercise price over the closing market price of First Charter’s common stock on December 31, 2007 ($29.86).

(3)	The value of the accelerated performance shares and accelerated shares of restricted stock is calculated by multiplying the number of accelerated shares by the closing market price of First Charter’s common stock on December 29, 2007 ($29.86).

(4)	For Messrs. Smith and Ensor and Ms. Stoke, benefits are payable only in the event of termination without cause and are not payable in connection with resignation for good reason.

Termination Following a Change in Control.  The respective employment and change in control agreements of the NEOs provide for payment, in a lump sum, of base salary and average bonus amounts, as well as certain continued benefits following termination of employment in connection with a change in control. If the employment of Messrs. James or Rownd is terminated by the Corporation without cause, the Corporation shall pay such executive’s base salary and average bonus amounts, in a lump sum, for a period of 35 months. If, within one year following the change in control, the employment of either executive is terminated by the executive for good reason, the Corporation shall pay to the executive, in a lump sum, an amount equal to the present value of such executive’s base salary and average bonus amounts for the greater of the remainder of the employment term or two years (the agreements have a three-year term and automatically renew on a monthly basis). The change in control agreements of the other NEOs provide for payments for a period of 24 months with respect to Messrs. Ensor and Smith and for a period of 12 months with respect to Ms. Stoke for a termination upon a change in control if such termination is other than for cause or by the NEO for good reason. The employment agreements for Messrs. James and Rownd eliminate the tax-related ceiling on post-employment compensation under Section 280G of the Internal Revenue Code of 1986, as amended, by providing for a corresponding payment by the Corporation of any taxes imposed by that section. In addition, upon a change in control, the benefits provided for each of Messrs. James and Rownd under their SERPs automatically vest 100%, if not fully vested regardless of whether employment is terminated. Similarly, for all the NEOs, all outstanding options and restricted stock are exercisable in full, and all performance objectives with respect to performance shares shall be deemed to be satisfied to the extent necessary to earn 100% of the performance shares and the performance period shall be deemed to be complete regardless of whether employment is terminated. Such performance shares shall be deemed to be converted to actual performance share awards and the actual performance share awards shall be paid out in cash.

For purposes of the agreements, a “change in control” generally includes a merger or similar transaction involving the Corporation in which the Corporation’s shareholders receive less than 50% of the voting stock of the surviving corporation, the sale or transfer of substantially all the Corporation’s assets, certain acquisitions of more than 20% of the common stock by any person or group other than a person or group who owned more than 5% of the common stock as of the date of the agreements unless prior approval of the Board is received, certain instances in which the composition of the Corporation’s Board of Directors changes by more than 50% during a two year period, or any other transaction that would constitute a change in control required to be reported by the Corporation in a proxy statement or the acquisition of control of the Corporation under applicable federal banking laws.

To be entitled to payment of the severance/cash benefits, AIP payment, welfare benefits, and excise tax gross-up payments listed in the table below, upon a change in control, (a) the officer’s employment must be terminated other than for cause, or (b) the officer must terminate his employment for good reason, in either case within one year following the change in control.

The table below summarizes the incremental benefits (beyond the accrued and vested benefits) that each of the NEOs would be entitled to, assuming their termination following a change in control occurred on December 31, 2007.

Termination Following a Change in Control

	James	Caswell	Stoke	Rownd	Smith		Ensor

Severance/cash(1)	$1,829,131	$—	$150,000	$1,163,452	$522,202		$586,088
AIP payment	74,800	—	—	38,500	—		—
Accelerated portion of SERP(2)	157,000	—	—	482,000	—		—
Accelerated options(3)	200,520	—	—	91,520	80,444		65,068
Accelerated restricted stock(4)	—	—	89,580	—	—		—
Accelerated performance shares(4)	940,590	—	—	426,998	376,236		295,614
Welfare benefits	36,742	—	11,282	36,742	23,294		24,149
Excise tax (280G) gross-up(5)	1,416,189	—	—	743,360	—		—

Total	$4,654,972	$—	$250,862	$2,982,572	$1,002,716	(6)	$970,919	(6)

(1)	Represents amounts payable following a change in control if the executive is terminated without cause.

(2)	Represents acceleration of SERP balance in addition to the vested portion of the SERP at December 31, 2007 ($628,000 for Mr. James and $723,000 for Mr. Rownd).

(3)	The value of the accelerated stock options is calculated by multiplying the number of accelerated options by the difference between the exercise price over the closing market price of First Charter’s common stock on December 31, 2007 ($29.86).

(4)	The value of the accelerated performance shares and accelerated shares of restricted stock is calculated by multiplying the number of accelerated shares by the closing market price of First Charter’s common stock on December 31, 2007 ($29.86).

(5)	Pursuant to their employment agreements, Messrs. James and Rownd will be entitled to a payment from the Corporation consisting of the excise tax payable in accordance with Internal Revenue Code section 280G. Because the executive is entitled to receive severance payments following a termination without cause where there has been no change in control, a portion of the amount reflected might not be deemed to have been paid “in connection with” a change in control under Internal Revenue Code section 280G and therefore would not cause the executive to incur an excise tax that would be subject to a gross-up payment under the applicable employment agreement. Accordingly, based on the facts and circumstances surrounding the termination of the executive, the calculated excise tax and related gross-up could be substantially reduced or eliminated.

(6)	Total amounts for Messrs. Smith and Ensor will be reduced due to Internal Revenue Code section 280G limits .

Change in Control and Proposed Merger with Fifth Third

As previously indicated, consummation of the merger with Fifth Third will be deemed a change in control under the employment agreements with Messrs. James and Rownd and the Change in Control Agreements with Messrs. Ensor and Smith and Ms. Stoke. The change in control provisions of the employment agreements of Messrs. James and Rownd will terminate in accordance with the terms of their new Fifth Third employment agreements. Similarly, Mr. Ensor’s change in control agreement will expressly terminate in accordance with his new employment agreement with Fifth Third. Conversely, Fifth Third has agreed to honor the change in control agreements with Mr. Smith and Ms. Stoke.

Caswell Transition Agreement

The table below summarizes the payments that Mr. Caswell received under the Transition Agreement and the accrued and vested benefits that Mr. Caswell was entitled to based upon his departure from the Corporation on August 17, 2007.

Payments Under Transition Agreement

				Vested
	Severance/		Vested	Performance	Welfare
Name	Salary/ PTO	AIP Payment	Options	Shares(1)	Benefits	Total

Caswell	$176,865	—	—	$160,751	$3,910	$341,526

(1)	Represents cash payment in settlement of outstanding performance shares.

COMPENSATION COMMITTEE REPORT

The Compensation Committee is composed entirely of non-management directors, each of whom has been determined in the Board’s business judgment to be independent based on the standards for independence adopted by the Board of Directors, which include the applicable Nasdaq Rules. The Compensation Committee is responsible for executive compensation and the broad-based compensation and benefit programs, including an annual review of compensation for the Chief Executive Officer and other executive officers, and an annual review and approval of management incentive and equity-based programs.

The Compensation Discussion and Analysis section of this Form 10-K/A is management’s report on the Corporation’s compensation program and, among other things, explains the material elements of the compensation paid to the Chief Executive Officer and the other NEOs. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Form 10-K/A with management. Based on this review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated by reference into First Charter’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Submitted by the Compensation Committee of the Board of Directors, whose current members are:

Jerry E. McGee (Chairman)	John S. Poelker
Michael R. Coltrane	L.D. Warlick, Jr.
Walter H. Jones, Jr.

DIRECTOR COMPENSATION

	Director Compensation for 2007(1)
					Change in
					Pension Value
	Fees				and
	Earned				Nonqualified
	or	Stock	Option	Non-Equity	Deferred	All Other
	Paid in	Awards	Awards	Incentive Plan	Compensation	Compensation	Total
Name	Cash ($)	($)(2)(3)(5)	($)(4)(5)	Compensation ($)	Earnings	($)(6)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

William R. Black	60,750	16,029	—	—	—	—	76,779
James E. Burt III	51,750	16,029	—	—	0(7)	$64,054	131,833
Michael R. Coltrane	55,250	16,029	—	—	—	—	71,279
Richard F. Combs	41,000	8,145	—	—	—	—	49,145
John J. Godbold, Jr.	54,750	16,029	—	—	—	—	70,779
Jewell D. Hoover	67,750	8,145	—	—	—	—	75,895
Charles A. James	60,250	16,029	—	—	—	—	76,279
Walter H. Jones, Jr.	54,750	16,029	—	—	—	—	70,779
Samuel C. King, Jr.	56,000	16,029	—	—	—	—	72,029
Jerry E. McGee	54,250	16,029	—	—	—	—	70,279
Ellen L. Messinger	55,000	16,029	—	—	—	—	71,029
Hugh H. Morrison	50,000	16,029	—	—	—	—	66,029
John S. Poelker	99,000	8,145	—	—	—	—	107,145
Thomas R. Revels(8), retired	12,250	6,246	—	—	—	—	18,496
Lawrence D. Warlick, Jr.	46,750	16,029	—	—	—	—	62,779
William W. Waters	41,500	16,065	—	—	—	—	57,565

(1)	Robert E. James, First Charter’s President and Chief Executive Officer, is not included in this table because he is an employee of the Corporation and thus receives no compensation for his service as a director. The compensation received by Mr. James as an employee of the Corporation is shown in the Summary Compensation Table above.

(2)	Represents the FAS 123(R) expense recognized in 2007 for outstanding shares of restricted stock held by the directors. Restricted shares are expensed ratably over the vesting period, assuming no forfeitures, using the grant date fair value, as discussed in footnote 3, below.

(3)	On February 8, 2007, each of the non-employee directors received an award of 1,000 shares of restricted stock, each with a FAS 123(R) grant date fair value of $24,460. Restricted shares granted to directors during 2007 vest 1/3 annually with vesting dates of 12/31/07, 12/31/08, and 12/31/09.

(4)	Represents the FAS 123(R) expense recognized in 2007 for outstanding stock options. In December 2006, the vesting for all outstanding stock options, [except for awards made in 2006,] was accelerated so that all such stock options were 100% vested. Stock options are no longer granted to directors as part of their annual retainer, having been replaced by restricted stock awards. Accordingly, the Corporation recognized no FAS 123(R) expenses for directors in 2007 except for President and Chief Executive Officer, Robert E. James, Jr. (see Summary Compensation Table).

(5)	The outstanding equity awards for each director as of December 31, 2007 were as follows:

Outstanding Equity Awards at Fiscal Year-End for 2007

	Option Awards
	Number of	Stock Awards
	Securities	Number of
	Underlying	Shares or Units
	Unexercised Options	Stock that have
	(#)	not Vested
Name	Exercisable	(#)

(a)	(b)	(c)

William R. Black	—	1,332
James E. Burt III	12,100	1,332
Michael R. Coltrane	19,200	1,332
Richard F. Combs	—	666
John J. Godbold, Jr.	20,200	1,332
Jewell D. Hoover	—	666
Charles A. James	—	1,332
Walter H. Jones, Jr.	2,500	1,332
Samuel C. King, Jr.	13,240	1,332
Jerry E. McGee	10,300	1,332
Ellen L. Messinger	18,200	1,332
Hugh H. Morrison	—	1,332
John S. Poelker	—	666
Thomas R. Revels, retired	—	—
Lawrence D. Warlick, Jr.	8,520	1,332
William W. Waters	—	1,332

(6)	On June 29, 2000, the Corporation and Mr. Burt entered into a Separation and Consulting Agreement terminating Mr. Burt’s employment agreement with the Corporation and its successors. Pursuant to the agreement, Mr. Burt served as a consultant to the Corporation on a part-time basis. This agreement terminated on July 31, 2007. During 2007, Mr. Burt received $64,054 for his consulting services.

(7)	The Corporation provides Mr. Burt with monthly payments in the amount of $4,166.67 ($50,000 a year) under a supplemental executive retirement plan. Because these benefits are payable as a ten-year certain annuity to the participant, the present value of the benefit will decline each year. From December 31, 2006 to December 31, 2007, the present value of this benefit declined by $39,301. Mr. Burt is entitled to continue receiving these monthly payments until August 2012.

(8)	Thomas R. Revels retired from the Board of Directors, effective May 23, 2007, upon the expiration of his term. Upon his retirement, Mr. Revels’ unvested restricted stock awards expired. He was permitted, under the appropriate plan(s), and pursuant to the Corporation’s policy, to exercise vested stock options over a 90-120 day period expiring November 23, 2007.

Narrative to Director Compensation Table

During 2007, each director of the Corporation who was not employed by the Corporation or its subsidiaries (an “outside director”) was paid director fees of (1) $3,000 per quarter for his or her services as a director, (2) $1,500 for each meeting of the Board of Directors of the Corporation attended in person, ($1,000 for each telephonic attendance), and (3) $1,000 for each committee meeting attended in person ($750 for each telephonic attendance). In the event of an unscheduled meeting of the Board of Directors or committee meeting of short duration (i.e., less than one hour), a fee of $500 may be paid to each outside director attending such meeting, in the discretion of the Chairman of the Board or the committee chairperson. In addition, the chairperson of the Audit Committee received an annual cash retainer in the amount of $6,000 and the chairperson of each of the other committees of the Board of Directors, except the Executive Committee, received an annual cash retainer in the amount of $4,000. In addition, for 2007, the Audit Committee approved additional payments to Ms. Hoover and Mr. Poelker of $10,000 and $25,000, respectively, as recognition for their additional services. The compensation for outside directors is periodically reviewed for adjustment by the Compensation Committee. During 2006, the Compensation Committee retained Semler Brossy to assist them with this review; no changes to the compensation described above were made for 2007.

Deferred Compensation for Non-Employee Directors.  Effective May 1, 2001, the Corporation amended and restated the First Charter Corporation 1994 Deferred Compensation Plan for Non-Employee Directors (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors may elect to defer all or part of their director’s fees for a calendar year, in exchange for common stock. The amount deferred, if any, must be in multiples of 25% of their total director’s fees. Each participant is fully vested in his or her account balance under the Deferred Compensation Plan. The Deferred Compensation Plan generally provides for fixed payments or a lump sum payment, or a combination of both, in shares of common stock after the participant ceases to serve as a director for any reason.

The common stock purchased by the Corporation for the Deferred Compensation Plan is maintained in the First Charter Corporation Directors’ Deferred Compensation Trust, a Rabbi Trust (the “Trust”), on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of the Corporation. Dividends payable on the shares of common stock held by the Trust will be reinvested in additional shares of common stock and held in the Trust for the benefit of the participants. Deferrals of director fees pursuant to this plan amounted to $457,125 for 2007.

Effective May 1, 2001, the Corporation approved and adopted a non-qualified compensation deferral arrangement called the First Charter Corporation Directors’ Option Deferral Plan (the “Director OPT Plan”). Under the Director OPT Plan, eligible directors may elect to defer 100% of their director’s fees and invest these deferrals into mutual fund investments. Participants are offered the opportunity to direct an administrative committee to invest in separate investment funds with distinct investment objectives and risk tolerances. Deferrals of director fees pursuant to this plan amounted to $0 for 2007.

We also maintain the First Charter Stock Option Plan for Non-Employee Directors (the “Director Option Plan”) and the 2000 Omnibus Stock Option and Award Plan (the “Omnibus Stock Option Plan”). The Compensation Committee from time to time may grant non-qualified options to purchase common stock and/or Restricted Stock Awards (“RSA”) to eligible directors of the Corporation or a subsidiary in accordance with these plans. The terms and provisions of any options granted, including the termination, vesting and accelerated exercise of the options, upon death, disability, retirement or otherwise, as well as the terms and provisions of any RSA granted under these plans, is subject to the discretion of the Compensation Committee. The exercise price of any option granted must be equal to the fair market value of the common stock on the date of grant. In February 2007, the Compensation Committee approved an RSA grant to each of the outside directors of the Corporation in the amount of 1,000 shares of common stock, pursuant to the Omnibus Stock Option Plan. These RSAs vest in cumulative installments of one third per year over the next three years.

Burt Agreements.  On June 29, 2000, the Corporation and James E. Burt, III, a director of the Corporation, entered into a Separation and Consulting Agreement terminating Mr. Burt’s employment with the Corporation and his prior employment agreements with the Corporation and its successors (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Burt served as a consultant to the Corporation on a part-time basis until July 31, 2007. Mr. Burt advised the Corporation on its business, customers, products and services, and he remains under the terms of an ongoing non-competition agreement with the Corporation both during the term of the Consulting Agreement and for a two-year period following the end of the Consulting Agreement. During 2007, Mr. Burt received $64,054 for his consulting services.

At the time of the merger between the Corporation and Carolina First Bancshares, Inc., in April 2000 the Corporation assumed a pre-existing supplemental executive retirement plan that benefits Mr. Burt. Under this agreement, the Corporation provides Mr. Burt with monthly payments in the amount of $4,166.67 ($50,000 a year). Mr. Burt is entitled to continue receiving these monthly payments until August 2012.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Michael R. Coltrane, a member of the Compensation Committee, was the President, Chairman, and Chief Executive Officer of CT Communications, Inc. (“CTC”) until August 31, 2007. CTC (and a successor company) provide telecommunication services to the Corporation. During 2007, the aggregate amount of fees paid by the Corporation to CTC was approximately $557,692 while Mr. Coltrane was employed by CTC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007, regarding the number of shares of the common stock that may be issued under the Corporation’s equity compensation plans:

Weighted-
		Average	Shares
	Shares to Be	Option	Available for
	Issued Upon	Exercise	Future
	Exercise(1)	Price	Grants

Plans approved by shareholders	1,099,948	$20.37	1,489,285
Plans not approved by shareholders	—	—	—

Total	1,099,948	$20.37	1,489,285

(1)	Does not include outstanding options to purchase 24,584 shares of common stock assumed through various acquisitions. As of December 31, 2007, these assumed options had a weighted-average exercise price of $16.25 per share and are all exercisable.

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of the Corporation’s common stock by each shareholder who is known by the Corporation to own beneficially more than 5% of the Corporation’s outstanding common stock. The percentages below are based on the number of shares of First Charter common stock issued and outstanding as of March 1, 2008.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent of Class

Carlson Capital, L.P.
Asgard Investment Corp.
Clint D. Carlson 2100 McKinney Avenue, Suite 1600 Dallas, Texas 75201	2,209,658	(1)	6.3%

(1)	Based on information contained in Schedule 13G filed with the SEC on March 10, 2008. The persons listed have the power to vote and dispose of 2,209,658 shares of the Corporation’s common stock for certain accounts.

OWNERSHIP OF COMMON STOCK

The following table shows, as of March 1, 2008, the number of shares of the Corporation’s common stock and the percent of outstanding common stock beneficially owned by (i) each director of the Corporation, (ii) each named executive officer and (iii) all directors and executive officers as a group.

	Shares Beneficially Owned(1)
Name	Number		Percent of Class

William R. Black	117,412	(2)	*
James E. Burt, III	162,713	(3)	*
Charles A. Caswell	9,260	(4)	*
Michael R. Coltrane	111,514	(5)	*
Richard F. Combs	129,511	(6)	*
J. Scott Ensor	23,003	(7)	*
John J. Godbold, Jr.	176,718	(8)	*
Jewell D. Hoover	4,712	(9)	*
Charles A. James	187,684	(10)	*
Robert E. James, Jr.	146,652	(11)	*
Walter H. Jones, Jr.	67,555	(12)	*
Samuel C. King, Jr.	81,388	(13)	*
Jerry E. McGee	44,794	(14)	*
Ellen L. Messinger	29,421	(15)	*
Hugh H. Morrison	57,451	(16)	*
John S. Poelker	5,017	(17)	*
Stephen M. Rownd	6,735	(18)	*
Cecil O. Smith, Jr.	13,395	(19)	*
Sheila A. Stoke	3,979	(20)	*
L. D. Warlick, Jr.	180,276	(21)	*
William W. Waters	78,478	(22)	*
All directors and executive officers of the Corporation as a group (23 persons)	1,662,841	(23)	4.7%

*	Less than 1%.

(1)	Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to the shares listed.

(2)	Includes 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which he has sole voting power, but not investment power.

(3)	Includes 10,808 shares owned by Mr. Burt’s spouse, as to which she has sole voting and investment power. Also includes (i) 12,100 shares that may be acquired by him upon the exercise of stock options that are currently exercisable, (ii) 9,555 shares as to which he may be deemed to be the beneficial owner that are held pursuant to the Deferred Compensation Plan, as to which he would have sole voting and investment power upon acquisition and (iii) 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which he has sole voting power, but not investment power.

(4)	Mr. Caswell ceased working with the Corporation effective August 17, 2007. Includes 6,560 shares owned jointly by Mr. Caswell and his spouse, as to which he has shared voting and investment power.

(5)	Includes 19,200 shares that may be acquired by Mr. Coltrane upon the exercise of stock options that are currently exercisable. Also includes (i) 11,776 shares as to which he may be deemed to be the beneficial owner that are held pursuant to the Deferred Compensation Plan, as to which he would have sole voting and investment power upon acquisition, (ii) 8,924 shares held in the Anne Collins Coltrane Trust as to which he may be deemed to be the beneficial owner, as to which he has sole voting and investment power, (iii) 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which he has sole voting power, but not investment power and (iv) 30,037 shares held by LDC Associates Limited Partnership as to which he has shared voting power and investment power.

(6)	Includes 13,688 shares owned by Mr. Combs’s spouse, as to which she has sole voting and investment power. Also includes 666 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which he has sole voting power, but not investment power.

(7)	Includes 20,731 shares that may be acquired by Mr. Ensor upon the exercise of stock options that are currently exercisable or become exercisable within 60 days of March 1, 2008.

(8)	Includes 1,789 shares owned by Mr. Godbold’s spouse, as to which she has sole voting and investing power. Also includes (i) 20,200 shares that may be acquired by Mr. Godbold upon the exercise of stock options that are currently exercisable and

(ii) 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which he has sole voting power, but not investment power.

(9)	Includes 666 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which Ms. Hoover has sole voting power, but not investment power.

(10)	Includes 19,200 shares owned jointly by Mr. Charles A. James and his children, as to which he has shared voting and investment power. Also includes 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which he has sole voting power, but not investment power.

(11)	Includes 124,815 shares that may be acquired by Mr. Robert E. James, Jr. upon the exercise of stock options that are currently exercisable or become exercisable within 60 days of March 1, 2008, and 462 shares owned jointly by Mr. James’s children, as to which they have shared voting and investment power.

(12)	Includes 528 shares owned jointly by Mr. Jones and his spouse, as to which he has shared voting and investment power. Also includes (i) 33,101 shares owned by his spouse, as to which she has sole voting and investment power, (ii) 174 shares as to which he may be deemed to be the beneficial owner that are held pursuant to the Deferred Compensation Plan, as to which he would have sole voting and investment power upon acquisition and (iii) 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which he has sole voting power, but not investment power.

(13)	Includes 6,514 shares owned jointly by Mr. King and his spouse, as to which they have shared voting and investment power. Also includes (i) 4,782 shares owned by his spouse, as to which she has sole voting and investment power, (ii)13,240 shares that may be acquired by him upon the exercise of stock options that are currently exercisable, and (iii) 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which he has sole voting power, but not investment power.

(14)	Includes 10,300 shares that may be acquired by Dr. McGee upon the exercise of stock options that are currently exercisable. Also includes (i) 11,220 shares as to which he may be deemed to be the beneficial owner that are held pursuant to the Deferred Compensation Plan, as to which he would have sole voting and investment power upon acquisition and (ii) 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which he has sole voting power, but not investment power.

(15)	Includes 447 shares owned by Ms. Messinger’s spouse, as to which he has sole voting and investment power. Also includes (i) 18,200 shares that may be acquired by her upon the exercise of stock options that are currently exercisable, (ii) 1,524 shares held by Ms. Messinger as custodian for her children, as to which they have shared voting and investment power, (iii) 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which she has sole voting power, but not investment power, and (iv) 156 shares as to which she may be deemed to be the beneficial owner that are held pursuant to the Deferred Compensation Plan, as to which she would have sole voting and investment power upon acquisition.

(16)	Includes 1,451 shares owned by Mr. Morrison’s spouse, as to which she has sole voting and investment power. Also includes (i) 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which he has sole voting power, but not investment power and (ii) 28,000 shares pledged as collateral.

(17)	Includes 666 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which Mr. Poelker has sole voting power, but not investment power.

(18)	Includes 3,520 shares that may be acquired by Mr. Rownd upon the exercise of stock options that are currently exercisable or become exercisable within 60 days of March 1, 2008.

(19)	Includes 8,817 shares that may be acquired by Mr. Smith upon the exercise of stock options that are currently exercisable or become exercisable within 60 days of March 1, 2008.

(20)	Includes 3,000 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which Ms. Stoke has sole voting power, but not investment power.

(21)	Includes 3,062 shares held by Mr. Warlick’s spouse as custodian for their children, as to which she has sole voting and investment power. Also includes (i) 31,269 shares owned by his spouse, as to which she has sole voting and investment power, (ii) 8,520 shares that may be acquired by him upon the exercise of stock options that are currently exercisable, (iii) 1,070 shares as to which he may be deemed to be the beneficial owner that are held pursuant to the Deferred Compensation Plan, as to which he would have sole voting and investment power upon acquisition, and (iv) 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which he has sole voting power, but not investment power.

(22)	Includes 1,332 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program as to which Mr. Waters has voting power, but not investment power.

(23)	Includes 15,068 shares that may be acquired by two other unnamed executive officers upon the exercise of stock options that are currently exercisable or become exercisable within 60 days of March 1, 2008. Also includes 600 unvested restricted shares granted under the Corporation’s Restricted Stock Award Program, as to which one unnamed executive officer has sole voting power, but not investment power.

Changes in Control

As previously disclosed, on August 15, 2007, the Corporation and Fifth Third entered into the Merger Agreement by and among the Corporation, Fifth Third, and Fifth Third Financial. Under the terms of the Merger Agreement, the Corporation will be merged with and into Fifth Third Financial. The Merger Agreement has been approved by the Board of Directors of the Corporation, Fifth Third and Fifth Third

Financial. The Corporation’s shareholders approved the Merger Agreement, and the merger has been approved by all necessary state and federal regulatory agencies. The merger remains subject to customary closing conditions. The Corporation is planning for closing in the second quarter of 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CONFLICTS OF INTEREST TRANSACTIONS

Pursuant to the Corporation’s Amended and Restated Conflicts of Interest Transactions Policy for Directors and Executive Officers, an executive officer or director, or immediate family members of such persons, who has an actual or possible conflict of interest in a transaction has a duty to disclose to the Audit Committee that interest and describe all material facts concerning the matter before entering into the proposed transaction. The Audit Committee shall review the proposed transaction and determine whether a “conflict of interest transaction” exists and whether such transaction should be approved by the Audit Committee, subject to the approval of the disinterested directors of the Corporation. If the conflict of interest transaction involves a director, simultaneous with such review, the Audit Committee shall disclose the proposed transaction to the Governance and Nominating Committee to facilitate its ongoing monitoring of the independence of the members of the Board of Directors. The Governance and Nominating Committee shall inform the Board of Directors as to its initial assessment of the potential impact of the conflict of interest transaction upon the subject director’s independence. Thereafter, the disinterested members of the Board of Directors shall determine by voting whether the transaction should be approved and validated. On an annual basis, the Corporation’s management discloses to the Audit Committee and the Board of Directors for their review a summary of all previously approved conflict of interest transactions and the amounts paid by the Corporation pursuant to such transactions during each of the two most recently completed fiscal years. If at any time there is proposed to be a material change in the amount or type of the continuing transactions previously approved pursuant to this policy, such change must be approved in advance in the same manner as a new conflict of interest transaction.

A “conflicts of interest transaction” is defined as a transaction involving the Corporation in which an executive officer or director has a direct or indirect interest. Under the policy, executive officers and directors will be deemed to have a direct interest if they have or a member of their family has a material financial interest in the transaction. The Corporation believes that Related Person Transactions (as defined below) that are required to be disclosed in the Corporation’s annual proxy statement will constitute “conflicts of interest transactions” and will therefore be subject to the foregoing approval procedures.

The term “Related Person Transaction” generally means a transaction, arrangement or relationship (or any series of the same) in which the Corporation (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect interest. A “Related Person” generally means a director, director nominee or executive officer of the Corporation; a person who is known to be the beneficial owner of more than 5% of any class of the Corporation’s common stock; and any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

First Charter Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and principal shareholders of the Corporation and its subsidiaries and their associates. All loans and commitments included in these transactions were made and are expected to be made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other borrowers and did not and are not expected to involve more than the normal risk of collectibility or present other unfavorable features.

The relationship between the Corporation and Mr. Coltrane is described above under “Compensation Committee Interlocks and Insider Participation.”

DIRECTOR INDEPENDENCE

Upon the consideration of the criteria and requirements regarding director independence set forth in the NASDAQ Rules, the Board of Directors has determined that each of the following directors are “independent directors”: Dr. Black, Mr. Coltrane, Mr. Combs, Mr. Godbold, Ms. Hoover, Mr. Charles A. James, Mr. Jones, Mr. King, Dr. McGee, Ms. Messinger, Mr. Morrison, Mr. Poelker, Mr. Warlick, and Mr. Waters. During its deliberations, the Board of Directors also considered the following de minimis relationships with directors deemed independent under the NASDAQ Rules: (i) Samuel C. King, Jr. is the President of King’s Office Supply, Inc., from which the Corporation purchased office products and furniture during 2007 and (ii) Walter H. Jones, Jr., is a Partner in the law firm of Jones, Childers, McLurkin & Donaldson PLLC, which during 2007 the Corporation engaged from time to time for representation in various matters involving collections and foreclosures. Mr. Revels, whose term expired at the 2007 Annual Meeting, was independent during his service on the Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by KPMG LLP for services rendered to the Corporation for the fiscal years indicated below:

Fees	2007	2006

Audit fees(1)	$919,000	$1,100,000
Audit related fees(2)	116,500	67,885
Tax fees(3)	11,800	55,505
All other fees	—	—

(1)	Audit fees are presented on an audit year basis in accordance with SEC guidance.

(2)	Consists of aggregate fees billed for audit of employee benefit plans and fees for consultations related to audit and accounting matters.

(3)	Consists of aggregate fees billed for tax compliance of $0 and $13,500 in 2007 and 2006, respectively. Also consists of tax advice on return filings of $11,800 and $42,005 in 2007 and 2006, respectively.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF THE AUDIT AND PERMISSIBLE NON-AUDIT SERVICES BY THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accountants. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accountants in order to assure that they do not impair the accountants’ independence from the Corporation. Accordingly, the Audit Committee has adopted procedures and conditions under which services proposed to be performed by the independent registered public accountants must be pre-approved.

Pursuant to this policy, the Audit Committee will consider annually and approve the terms of the audit engagement. Any proposed engagement relating to permissible non-audit services must be presented to the Audit Committee and pre-approved on a case-by-case basis. In addition, particular categories of permissible non-audit services that are recurring may be pre-approved by the Audit Committee subject to pre-set fee limits. If a category of services is so approved, the Audit Committee will be regularly updated regarding the status of those services and the fees incurred. The Audit Committee reviews requests for the provision of audit and non-audit services by the Corporation’s independent public accountants and determines if they should be approved. Such requests could be approved either at a meeting of the Audit Committee or upon approval of the Chair of the Audit Committee, or another member of the Audit Committee. If a permissible non-audit service is approved by the Chair or another member of the Audit Committee, that decision is required to be presented at the next meeting of the Audit Committee. Prior to approving any services, the Audit Committee considers whether the provision of such services is consistent with the SEC’s rules on auditor independence and is compatible with maintaining KPMG LLP’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements (previously filed with the Original Filing):
Reports of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules:
None
(3)	Exhibits.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S K)	Description of Exhibits

2.1	Agreement and Plan of Merger, dated June 1, 2006, by and between the Registrant and GBC Bancorp, Inc., incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated June 1, 2006.
2.2	Agreement and Plan of Merger dated as of August 15, 2007 by and between First Charter Corporation and Fifth Third Bancorp, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated August 15, 2007.
2.3	Amended and Restated Agreement and Plan of Merger dated as of September 14, 2007, by and among First Charter Corporation, Fifth Third Bancorp, and Fifth Third Financial Corporation, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated September 14, 2007.
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
3.2	Amended and Restated By-laws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.1	Indenture dated June 28, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 28, 2005.
4.2	Indenture dated September 29, 2005 between First Charter Corporation and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.3	Stockholder Protection Rights Agreement dated July 19, 2000 between the Registrant and Registrar and Transfer Company, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, dated July 19, 2000.
4.4	First Amendment to the Stockholder Protection Rights Agreement, dated as of August 15, 2007 by and between First Charter Corporation and Registrar and Transfer Company, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated August 15, 2007.
*10.1	Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.2	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-60641, dated August 8, 1998.
*10.3	Executive Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
*10.4	Amended and Restated Employment Agreement dated November 2, 2007 by and between the Registrant and Robert E. James, incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.5	Amended and Restated Supplemental Agreement dated December 19, 2001 for Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S K)	Description of Exhibits

*10.6	Amended and Restated Supplemental Agreement dated December 19, 2001 for Robert O. Bratton, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
*10.7	Amended and Restated Supplemental Agreement dated November 2, 2007 by and between the Registrant and Robert E. James, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.8	Restricted Stock Award Program, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 033-60949, dated July 10, 1995.
*10.9	The 1999 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54019, dated May 29, 1998.
*10.10	The First Charter Corporation Comprehensive Stock Option Plan, as amended effective March 26, 1996, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement No. 333-54021, dated May 29, 1998.
*10.11	The Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
*10.12	The Home Federal Savings and Loan Employee Stock Ownership Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71495, dated January 29, 1999.
*10.13	The HFNC Financial Corp. Stock Option Plan, incorporated herein by reference to the Registrant’s Registration Statement No. 333-71497, dated February 1, 1999.
*10.14	Amended and Restated Employment Agreement dated November 2, 2007 by and between the Registrant and Stephen M. Rownd, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.15	The First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-132033.
*10.16	The First Charter 1994 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.17	The First Charter Option Plan Trust, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.18	The Carolina First BancShares, Inc. Amended 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.19	The Carolina First BancShares, Inc. 1999 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.20	Deferred Compensation Agreement dated as of February 18, 1993 by and between Cabarrus Bank of North Carolina and Ronald D. Smith, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S K)	Description of Exhibits

*10.21	Deferred Compensation Agreement dated as of December 31, 1996 by and between Carolina First BancShares, Inc. and James E. Burt, III, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.22	Separation and Consulting Agreement between First Charter Corporation and James E. Burt, III dated June 29, 2000, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.23	Carolina First BancShares, Inc. Amended and Restated Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.24	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*10.25	First Charter Corporation Directors’ Option Deferral Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
*10.26	Amended and Restated Supplemental Agreement dated November 2, 2007 by and between the Registrant and Stephen M. Rownd, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.27	Form of Award Agreement for Incentive Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
*10.28	Form of Award Agreement for Nonqualified Stock Options Granted under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
*10.29	Form of First Charter Corporation Incentive Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
*10.30	Form of First Charter Corporation Nonqualified Stock Option Agreement Pursuant to First Charter Corporation Comprehensive Stock Option Plan, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
*10.31	Form of First Charter Corporation Restricted Stock Award Agreement for use under the Restricted Stock Award Program, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, dated February 27, 2006.
*10.32	Separation Agreement and Release, dated February 1, 2005, by and between the Registrant and Robert O. Bratton, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated February 1, 2005.
*10.33	Employment Agreement, dated April 13, 2005, by and between the Registrant and Charles A. Caswell, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated April 13, 2005.

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S K)	Description of Exhibits

*10.34	Amended and Restated Change in Control Agreement dated November 2, 2007 by and between the Registrant and Cecil O. Smith, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.35	Amended and Restated Change in Control Agreement dated November 2, 2007 by and between the Registrant and Stephen J. Antal, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.36	Transition Agreement and Release, dated April 27, 2005, by and between the Registrant and Lawrence M. Kimbrough, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated April 27, 2005.
*10.37	Form of Performance Shares Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated February 27, 2006.
*10.38	Form of Restricted Stock Award Agreement under the First Charter Corporation 2000 Omnibus Stock Option and Award Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated February 27, 2006.
*10.39	Description of 2006 Compensation for Non-Employee Directors, incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K, dated January 25, 2006.
*10.40	Description of 2006 Performance Goals for Executive Officers, incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K, dated February 27, 2006.
*10.41	Amended and Restated Change in Control Agreement dated November 2, 2007 by and between the Registrant and Josephine P. Sawyer, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.42	Transition Agreement and Release, dated September 27, 2006, by and between the Registrant and Richard A. Manley, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated September 27, 2006.
*10.43	Amended and Restated Change in Control Agreement dated November 2, 2007 by and between the Registrant and Jeffrey S. Ensor, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.44	Amended and Restated Change in Control Agreement dated November 2, 2007 by and between the Registrant and Sheila A. Stoke, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
*10.45	Transition Agreement, dated May 16, 2007, by and between the Registrant and Charles A. Caswell, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 16, 2007.
*10.46	Description of retention bonus compensation arrangement between the Registrant and Sheila A. Stoke, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated May 16, 2007.
**11.1	Statement regarding computation of per share earnings, incorporated herein by reference to Note 1 of the Consolidated Financial Statements

Exhibit No.
(per Exhibit
Table in
Item 601 of
Regulation S K)	Description of Exhibits

**12.1	Computation of Ratio of Earnings to Fixed Charges
**21.1	List of subsidiaries of the Registrant
**23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan.

**	Previously filed with the Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHARTER CORPORATION (Registrant)

Date: April 22, 2008	By:	/s/ Robert E. James, Jr.

Robert E. James, Jr., President and Chief Executive Officer