Form 10-Q
period 2008-03-31
FIRST CHARTER CORP /NC/
filed 2008-05-07
CIK 717306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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
(Do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
As of May 1, 2008, the registrant had outstanding 35,082,601 shares of common stock, no par value.

FIRST CHARTER CORPORATION
FORM 10-Q
For the Quarter ended March 31, 2008
All reports filed electronically by First Charter Corporation (the “Corporation”) with the United States Securities and Exchange Commission (the “SEC”), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation’s website at www.firstcharter.com. These filings are also accessible on the SEC’s website at www.sec.gov.

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
First Charter Corporation

Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
(Dollars in thousands, except share data)	2008	2007

Assets
Cash and due from banks	$74,763	$85,562
Federal funds sold	8,653	10,926
Interest-bearing bank deposits	13,335	5,710

Cash and cash equivalents	96,751	102,198
Securities available for sale (cost of $831,036 and $863,049 at March 31, 2008 and December 31, 2007, respectively)	821,518	860,671
Federal Home Loan Bank and Federal Reserve Bank stock	52,123	48,990
Loans held for sale	17,544	14,145
Portfolio loans:
Commercial and construction	2,219,719	2,254,354
Mortgage	587,240	582,398
Consumer	670,829	666,255

Total portfolio loans	3,477,788	3,503,007
Allowance for loan losses	(45,022)	(42,414)

Portfolio loans, net	3,432,766	3,460,593
Premises and equipment, net	110,283	110,763
Goodwill and other intangible assets	82,599	82,871
Other assets	182,277	182,186

Total Assets	$4,795,861	$4,862,417

Liabilities
Deposits:
Noninterest-bearing demand	$446,623	$438,313
Demand	510,604	478,186
Money market	532,864	564,053
Savings	104,615	101,234
Certificates of deposit	1,346,172	1,313,482
Brokered certificates of deposit	278,461	326,351

Total deposits	3,219,339	3,221,619
Federal funds purchased and securities sold under agreements to repurchase	208,816	268,232
Commercial paper and other short-term borrowings	248,827	284,180
Long-term debt	617,712	567,729
Accrued expenses and other liabilities	37,641	52,313

Total Liabilities	4,332,335	4,394,073
Shareholders’ Equity
Preferred stock — no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock — no par value; authorized 100,000,000 shares; issued and outstanding 35,003,721 and 34,978,847 shares at March 31, 2008 and December 31, 2007, respectively	235,480	233,974
Common stock held in Rabbi Trust for deferred compensation	(1,720)	(1,687)
Deferred compensation payable in common stock	1,720	1,687
Retained earnings	233,809	235,812
Accumulated other comprehensive loss, net of tax	(5,763)	(1,442)

Total Shareholders’ Equity	463,526	468,344

Total Liabilities and Shareholders’ Equity	$4,795,861	$4,862,417

See notes to consolidated financial statements.

First Charter Corporation

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
(Dollars in thousands, except per share amounts)	2008	2007

Interest income
Loans	$57,109	$66,118
Securities	11,394	10,918
Federal funds sold	55	128
Interest-bearing bank deposits	26	50

Total interest income	68,584	77,214
Interest expense
Deposits	24,751	26,540
Borrowings	11,082	13,939

Total interest expense	35,833	40,479

Net interest income	32,751	36,735
Provision for loan losses	4,707	1,366

Net interest income after provision for loan losses	28,044	35,369
Noninterest income
Service charges on deposits	7,365	7,390
ATM, debit, and merchant fees	2,631	2,444
Wealth management	779	716
Equity method investments gains, net	627	1,127
Mortgage services	1,012	901
Gain on sale of Small Business Administration loans	98	377
Brokerage services	733	1,081
Insurance services	4,150	3,634
Bank owned life insurance	1,165	1,139
Property sale gains, net	59	63
Securities gains (losses), net	1,229	(11)
Other	570	705

Total noninterest income	20,418	19,566
Noninterest expense
Salaries and employee benefits	18,498	19,587
Occupancy and equipment	4,725	4,612
Data processing	1,515	1,790
Marketing	454	1,351
Postage and supplies	1,096	1,172
Legal and professional services	2,700	3,586
Telecommunications	625	671
Amortization of intangibles	159	223
Foreclosed properties	(128)	153
Other	4,219	2,775

Total noninterest expense	33,863	35,920

Income before income tax expense	14,599	19,015
Income tax expense	9,057	6,659

Net Income	$5,542	$12,356
Net income per common share
Basic	$0.16	$0.36
Diluted	0.16	0.35
Average common shares outstanding
Basic	34,739	34,770
Diluted	35,121	35,085
Dividends declared per common share	$0.195	$0.195

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Common Stock
			in Rabbi	Deferred		Accumulated
			Trust for	Compensation		Other
	Common Stock		Deferred	Payable in	Retained	Comprehensive
(Dollars in thousands, except share and per share amounts)	Shares	Amount	Compensation	Common Stock	Earnings	Loss	Total

Balance, December 31, 2007	34,978,847	$233,974	$(1,687)	$1,687	$235,812	$(1,442)	$468,344
Comprehensive income:
Net income	—	—	—	—	5,542	—	5,542
Change in unrealized gains and losses on securities, net of reclassification adjustment for net losses included in net income, net of income tax	—	—	—	—	—	(4,321)	(4,321)

Total comprehensive income							1,221
Adjustment to initially apply EITF 06-4	—	—	—	—	(680)	—	(680)
Common stock purchased by Rabbi Trust for deferred compensation	—	—	(33)	—	—	—	(33)
Deferred compensation payable in common stock	—	—	—	33	—	—	33
Cash dividends declared, $0.195 per share	—	—	—	—	(6,865)	—	(6,865)
Issuance of shares under stock-based compensation plans, including related tax effects	24,874	1,506	—	—	—	—	1,506

Balance, March 31, 2008	35,003,721	$235,480	$(1,720)	$1,720	$233,809	$(5,763)	$463,526

See notes to consolidated financial statements.

First Charter Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2008	2007

Operating activities
Net income	$5,542	$12,356
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,707	1,366
Depreciation	1,959	1,814
Amortization of intangibles	159	223
Amortization of servicing rights	79	81
Stock-based compensation expense	787	786
Tax benefits from stock-based compensation plans	(212)	(116)
Premium amortization and discount accretion, net	84	89
Securities (gains) losses, net	(1,229)	11
Net gains on sales of other real estate owned	(80)	(51)
Write-downs on other real estate owned	15	74
Equity method investment gains, net	(627)	(1,127)
Gains on sales of loans held for sale	(691)	(701)
Gains on sale of Small Business Administration loans	(98)	(377)
Property sale gains, net	(59)	(63)
Origination of loans held for sale	(96,990)	(67,080)
Proceeds from sale of loans held for sale	94,282	66,382
Change in cash surrender value of life insurance	(1,154)	(1,158)
Change in other assets	4,130	7,591
Change in other liabilities	(15,184)	1,055

Net cash provided by (used in) operating activities	(4,580)	21,155

Investing activities
Proceeds from sales of securities available for sale	—	17,367
Proceeds from sales of FHLB and Federal Reserve Bank stock	676	7,813
Proceeds from maturities, calls and paydowns of securities available for sale	115,059	62,347
Purchases of securities available for sale	(82,752)	(71,138)
Purchases of FHLB and Federal Reserve Bank stock	(3,809)	(6,863)
Net change in loans	22,512	(45,667)
Proceeds from sales of other real estate owned	1,248	498
Net purchases of premises and equipment	(1,420)	(2,371)

Net cash provided by (used in) investing activities	51,514	(38,014)

Financing activities
Net change in deposits	(2,280)	73,238
Net change in federal funds purchased and securities sold under repurchase agreements	(59,416)	(23,923)
Net change in commercial paper and other short-term borrowings	(35,353)	(70,530)
Proceeds from issuance of long-term debt and trust preferred securities	50,000	150,000
Retirement of long-term debt	(17)	(110,016)
Proceeds from issuance of common stock	1,294	2,813
Tax benefits from stock-based compensation plans	212	116
Cash dividends paid	(6,821)	(6,811)

Net cash provided by (used in) financing activities	(52,381)	14,887

Net decrease in cash and cash equivalents	(5,447)	(1,972)
Cash and cash equivalents at beginning of period	102,198	102,827

Cash and cash equivalents at end of period	$96,751	$100,855

Supplemental information for continuing operations
Cash paid for:
Interest	$40,894	$40,561
Income taxes	14,770	3,200
Non-cash items:
Transfer of loans to other real estate owned	608	373
Unrealized gains (losses) on securities available for sale (net of tax expense (benefit) of $(2,819), and $378, respectively)	(4,321)	578

See notes to consolidated financial statements.

First Charter Corporation
Notes to Consolidated Financial Statements
(Unaudited)
First Charter Corporation (“First Charter” or the “Corporation”), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.8 billion and is the holding company for First Charter Bank (the “Bank”). As of March 31, 2008, First Charter operated 60 financial centers, four insurance offices, and 136 ATMs throughout North Carolina and Georgia. First Charter also operates loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, and mortgages. The results of operations of the Bank constitute the substantial majority of the consolidated net income, revenue, and assets of the Corporation.
1. Accounting Policies
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank, and variable interest entities where the Corporation is the primary beneficiary. All significant intercompany transactions and balances have been eliminated.
The information contained in these interim consolidated financial statements, excluding the consolidated balance sheet as of December 31, 2007, is unaudited. The information furnished has been prepared pursuant to United States Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X and does not include all the information and note disclosures required to be included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America.
The accompanying unaudited consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and accompanying notes in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008.
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
The significant accounting policies followed by the Corporation are presented in Note 1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the Corporation’s adoption of certain of the accounting pronouncements discussed in Note 2, these policies have not materially changed from the disclosure in that report.
2. Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard (“SFAS”) No. 161, Disclosures About Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that the company is intending to manage. SFAS 161 retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Corporation will adopt SFAS 161 beginning January 1, 2009 and is currently evaluating the impact, if any, SFAS 161 will have on the Corporation’s consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position (“FSP”) 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a rebuttable presumption that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. FSP 140-3 is effective for fiscal years beginning after November 15, 2008. The Corporation will adopt this FSP beginning January 1, 2009 and is currently evaluating the impact, if any, FSP 140-3 will have on the Corporation’s consolidated financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation did not elect the fair value option as of January 1, 2008 for any of its financial assets or financial liabilities and, accordingly, the adoption of SFAS 159 did not have a material impact on the Corporation’s consolidated financial statements.
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
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. The Corporation adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle, and reduced retained earnings by $0.7 million through a cumulative-effect adjustment.
In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, (“SAB 109”). SAB 109 supersedes guidance provided by SAB 105, Loan Commitments Accounted for as Derivative Instruments, (“SAB 105”) and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB 109 retains the SEC’s position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB 105. The Corporation adopted SAB 109 as of January 1, 2008 and the adoption of SAB 109 did not have a material impact on the Corporation’s consolidated financial statements.
3. Proposed Merger with Fifth Third
On August 15, 2007, First Charter and Fifth Third Bancorp (“Fifth Third”) entered into an Agreement and Plan of Merger, as amended by the Amended and Restated Agreement and Plan of Merger, dated September 14, 2007, (“Merger Agreement”) by and among First Charter, Fifth Third, and Fifth Third

Financial Corporation (“Fifth Third Financial”). Under the terms of the Merger Agreement, First Charter will be merged with and into Fifth Third Financial. The Merger Agreement has been approved by the Board of Directors of First Charter, Fifth Third and Fifth Third Financial. First Charter’s shareholders have approved the Merger Agreement and the merger has been approved by all necessary state and federal regulatory agencies. The Merger Agreement is subject to customary closing conditions. The merger is currently anticipated to close on Friday, June 6, 2008.
In connection with the proposed merger with Fifth Third, the Corporation has incurred expenses of approximately $0.6 million of merger-related costs, principally legal and professional services, for the three months ended March 31, 2008.
4. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of the Corporation’s common stock outstanding for the three months ended March 31, 2008 and 2007, respectively. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock equivalents and contingently issuable shares, which consist of dilutive stock options, restricted stock, and performance shares, were issued.
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding follows:

	Three Months Ended
	March 31
	2008	2007

Basic weighted-average number of common shares outstanding	34,739,407	34,770,106
Dilutive effect arising from potential common stock issuances	381,660	314,534

Diluted weighted-average number of common shares outstanding	35,121,067	35,084,640

The effects of outstanding anti-dilutive stock options are excluded from the computation of diluted net income per share. These amounts were 500 and 424,024 shares for the three months ended March 31, 2008 and 2007, respectively.
The Corporation declared dividends of $0.195 per share for the three months ended March 31, 2008 and 2007.
5. Goodwill and Other Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Core deposits	$3,560	$968	$2,592	$3,560	$808	$2,752
Noncompete agreements	90	90	—	90	90	—
Customer lists	2,615	1,752	863	2,615	1,640	975

Total amortized intangible assets	6,265	2,810	3,455	6,265	2,538	3,727
Goodwill	79,144	N/A	79,144	79,144	N/A	79,144

Total goodwill and amortized intangible assets	$85,409	$2,810	$82,599	$85,409	$2,538	$82,871

Amortization expense for the three months ended March 31, 2008 and 2007 was $0.3 million and $0.2 million, respectively.
As of March 31, 2008, expected future amortization expense for intangible assets follows:

	Core	Customer
(In thousands)	Deposits	Lists	Total

April - December 2008	$449	$279	$728
2009	531	263	794
2010	453	142	595
2011	375	83	458
2012	297	48	345
2013 and after	487	48	535

Total expected future intangible asset amortization	$2,592	$863	$3,455

6. Comprehensive Income
Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net income and other comprehensive income (loss). The Corporation’s only component of other comprehensive income is the change in unrealized gains and losses on available-for-sale securities.
The components of comprehensive income follow:

	Three Months Ended
	March 31
(In thousands)	2008	2007

Comprehensive income
Net income	$5,542	$12,356
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net	(5,911)	945
Reclassification adjustment for gains (losses) included in net income	1,229	(11)
Income tax effect, net	2,819	(378)

Other comprehensive income (loss)	(4,321)	578

Total comprehensive income	$1,221	$12,934

7. Securities Available for Sale
Securities available for sale are summarized as follows:

	March 31, 2008
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government agency obligations	$97,257	$560	$5	$97,812
Mortgage-backed securities	583,797	4,325	7,881	580,241
State, county, and municipal obligations	90,959	1,024	2	91,981
Asset-backed securities	57,661	—	7,613	50,048
Equity securities	1,362	129	55	1,436

Total securities	$831,036	$6,038	$15,556	$821,518

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

U.S. government agency obligations	$145,810	$814	$70	$146,554
Mortgage-backed securities	565,872	4,399	4,837	565,434
State, county, and municipal obligations	92,324	692	78	92,938
Asset-backed securities	57,681	—	3,452	54,229
Equity securities	1,362	193	39	1,516

Total securities	$863,049	$6,098	$8,476	$860,671

The contractual maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation’s securities portfolio at March 31, 2008, are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

			Due after 1		Due after 5
	Due in 1 year		through 5		through 10		Due after
	or less		years		years		10 years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Fair value of securities available for sale
U.S. government agency obligations	$96,772	3.71%	$—	—%	$1,040	5.20%	$—	—%	$97,812	3.72%
Mortgage-backed securities (1)	8,952	5.65	274,670	4.82	244,123	5.46	52,496	5.67	580,241	5.18
State and municipal obligations (2)	32,826	6.76	20,399	5.01	4,110	5.99	34,646	2.62	91,981	4.78
Asset-backed securities	—	—	13,136	6.99	17,520	5.03	19,392	5.46	50,048	5.70
Equity securities (3)	—	—	—	—	—	—	1,436	6.10	1,436	6.10

Total	$138,550	4.56%	$308,205	4.93%	$266,793	5.43%	$107,970	4.65%	$821,518	4.99%

Amortized cost of securities available for sale	$137,446		$309,100		$271,953		$112,537		$831,036

(1)	Maturities estimated based on average life of security.

(2)	Yields on tax-exempt securities are calculated on a tax-equivalent basis using the marginal Federal income tax rate of 35 percent.

(3)	Although equity securities have no stated maturity, they are presented for illustrative purposes only. The 6.10% yield represents the expected dividend yield to be earned on equity securities.
Securities with an aggregate carrying value of $671.4 million and $655.0 million at March 31, 2008 and December 31, 2007, respectively, were pledged to secure public deposits, trust account deposits, securities sold under agreements to repurchase, and Federal Home Loan Bank (“FHLB”) borrowings.

Gross gains and losses recognized on the sale of securities are summarized as follows:

	Three Months Ended
	March 31
(In thousands)	2008	2007

Gross gains	$1,229	$94
Gross losses	—	(105)

Securities gains (losses), net	$1,229	$(11)

In March 2008, the Corporation received 51,457 Class B common shares in connection with Visa Inc.’s (“Visa”) initial public offering (“IPO”), of which 19,894 shares were redeemed as part of Visa’s mandatory redemption of its Class B stock. The Corporation recognized a gain of $0.9 million related to this redemption. The Corporation did not recognize any gain on the remaining 31,563 unredeemed Visa Class B common shares. The unredeemed Visa Class B common shares are not reflected on the Corporation’s consolidated balance sheet at March 31, 2008 as the Corporation has no historical basis in these shares.
As of March 31, 2008, there were no issues of securities available for sale (excluding U.S. government agency obligations), which had carrying values that exceeded 10 percent of shareholders’ equity of the Corporation.
The unrealized losses at March 31, 2008, shown in the following table, resulted primarily from an increase in interest rate spreads among the various types of bond investments, market illiquidity and macro-economic recession fears.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

AAA/AA-RATED SECURITIES
U.S. government agency obligations	$29,963	$5	$—	$—	$29,963	$5
Mortgage-backed securities	156,880	4,433	107,428	3,448	264,308	7,881

Total AAA/AA-rated securities	186,843	4,438	107,428	3,448	294,271	7,886

A/BBB-RATED SECURITIES
Asset-backed securities	41,833	5,826	8,215	1,787	50,048	7,613
State, county, and municipal obligations	1,168	2	—	—	1,168	2

Total A/BBB-rated securities	43,001	5,828	8,215	1,787	51,216	7,615

UNRATED SECURITIES
Equity securities	397	55	—	—	397	55

Total unrated securities	397	55	—	—	397	55

Total temporarily impaired securities	$230,241	$10,321	$115,643	$5,235	$345,884	$15,556

At March 31, 2008, investments in a gross unrealized loss position included one U.S. agency security, 38 mortgage-backed securities, one municipal obligation, and eight other asset-backed securities. The unrealized losses associated with these securities were not considered to be other-than-temporary because they were primarily related to changes in interest rates and interest rate spreads, and did not affect the expected cash flows of the underlying collateral or the issuer. At March 31, 2008, the Corporation had the ability and the intent to hold these investments to the recovery of par value. The Corporation’s available-for-sale securities portfolio also contains one equity security in an unrealized loss position. This equity security began trading publicly in the first quarter of 2007 and the stock price has decreased, resulting in an unrealized loss of approximately 12.2 percent as of March 31, 2008.
8. Loans and Allowance for Loan Losses
The Bank primarily makes commercial and installment loans to customers throughout its market areas. The Corporation’s primary market area includes the states of North Carolina, South Carolina, and Georgia, and predominately centers on the metropolitan regions of Charlotte and Raleigh, North Carolina, and Atlanta, Georgia. At March 31, 2008, the majority of the total loan portfolio was to borrowers within these regions. The real estate loan portfolio can be affected by the condition of the local real estate markets. The diversity of the region’s economic base provides a stable lending environment. No areas of significant concentrations of credit risk have been identified due to the diverse industrial bases in the regions.
Total portfolio loans are categorized as follows:

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$1,058,197	30.4%	$1,073,983	30.7%
Commercial non real estate	299,555	8.6	308,792	8.8
Construction	861,967	24.8	871,579	24.9
Mortgage	587,240	16.9	582,398	16.6
Home equity	430,781	12.4	413,873	11.8
Consumer	240,048	6.9	252,382	7.2

Total portfolio loans	$3,477,788	100.0%	$3,503,007	100.0%

The following is a summary of the changes in the allowance for loan losses:

	Three Months Ended March 31
(In thousands)	2008	2007

Balance, beginning of period	$42,414	$34,966
Charge-offs	(2,458)	(786)
Recoveries	359	308

Net charge-offs	(2,099)	(478)
Provision for loan losses	4,707	1,366

Balance, March 31	$45,022	$35,854

The table below summarizes the Corporation’s nonperforming assets.

	March 31	December 31
(In thousands)	2008	2007

Nonaccrual loans	$62,058	$28,695
Loans 90 days or more past due and accruing interest	—	—

Total nonperforming loans	62,058	28,695
Other real estate	9,481	10,056

Total nonperforming assets	$71,539	$38,751

At March 31, 2008 and December 31, 2007, impaired loans amounted to $55.8 million and $23.2 million, respectively. Included in the allowance for loan losses was $7.6 million and $4.4 million related to the impaired loans at March 31, 2008 and December 31, 2007, respectively.

9. Servicing Rights
As of March 31, 2008, the Corporation serviced $171.3 million of mortgage loans for other parties. The carrying value and aggregate estimated fair value of mortgage servicing rights (“MSR”) at March 31, 2008 were $0.6 million and $1.5 million, respectively, compared to a carrying value and estimated fair value of $0.6 million and $1.8 million, respectively, at December 31, 2007.
As of March 31, 2008, the Corporation serviced $34.0 million of Small Business Administration (“SBA”) loans that were originated by and sold by the Bank. The carrying value and aggregate estimated fair value of the SBA loan servicing rights (“SSR”) at March 31, 2008 were $0.8 million, compared to the carrying value and estimated fair value of $0.8 million and $0.9 million, respectively, at December 31, 2007.
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
The following is an analysis of capitalized servicing rights included in other assets in the consolidated balance sheets for the three months ending March 31, 2008 and 2007:

	2008		2007
(In thousands)	MSR	SSR	MSR	SSR

Balance, beginning of period	$591	$792	$756	$1,137
Servicing rights capitalized or acquired	—	10	—	13
Amortization expense	(34)	(48)	(41)	(40)
Purchase accounting adjustment	—	—	—	(238)
Valuation allowance	—	—	—	—

Balance, March 31	$557	$754	$715	$872

Assumptions used to value the MSR included an average conditional prepayment rate (“CPR”) of 15.4 percent, an average discount rate of 12.2 percent, and a weighted-average life of 3.3 years. An increase in the prepayment rates of 10 percent and 20 percent may result in a decline in fair value of $57,000 and $110,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $38,000 and $74,000, respectively. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which may magnify or counteract the sensitivities.
Assumptions used to value the SSR included a CPR of 13.0 percent, a discount rate of 10.3 percent, and a weighted-average life of 4.1 years. An increase in the prepayment rates of 10 percent and 20 percent may result in a decline in fair value of $38,000 and $73,000, respectively. An increase in the discount rate of 10 percent and 20 percent may result in a decline in fair value of $20,000 and $40,000, respectively.
The MSR and SSR are expected to be amortized against other noninterest income over a weighted-average period of 3.0 years and 2.9 years, respectively. Expected future amortization expense for these capitalized servicing rights follows:

(In thousands)	MSR	SSR	Total

April 1 - December 31, 2008	$101	$132	$233
2009	111	152	263
2010	92	126	218
2011	74	104	178
2012	61	85	146
2013 and after	118	155	273

Total amortization	$557	$754	$1,311

For the three months ended March 31, 2008 and 2007, contractual servicing fee revenue was $0.3 million and $0.4 million, respectively, and was included in the mortgage services line item of other noninterest income.
10. Other Borrowings
The following is a schedule of other borrowings:

	March 31, 2008		December 31, 2007
		Weighted-		Weighted-
		Average		Average
		Contractual		Contractual
(Dollars in thousands)	Balance	Rate	Balance	Rate

Federal funds purchased and securities sold under agreements to repurchase	$208,816	3.18%	$268,232	4.59%
Commercial paper	28,827	2.94	64,180	2.91
Other short-term borrowings	220,000	3.65	220,000	5.27
Long-term debt	617,712	4.77	567,729	5.26

Total other borrowings	$1,075,355	4.18%	$1,120,141	4.97%

Securities sold under agreements to repurchase represent short-term borrowings by the banking subsidiaries with maturities less than one year collateralized by a portion of the Corporation’s securities of the United States government or its agencies, which have been delivered to a third-party custodian for safekeeping. Securities with an aggregate carrying value of $114.1 million and $124.8 million at March 31, 2008 and December 31, 2007, respectively, were pledged to secure securities sold under agreements to repurchase.
Federal funds purchased represent unsecured overnight borrowings from other financial institutions. At March 31, 2008, the Bank had available federal funds lines of credit totaling $648.0 million, with $168.0 million outstanding, compared to similar lines of credit totaling $648.0 million, with $233.0 million outstanding at December 31, 2007.
First Charter Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial clients. Commercial paper outstanding at March 31, 2008 was $28.8 million, compared to $64.2 million at December 31, 2007.
Other short-term borrowings consist of the FHLB borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio, and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. At March 31, 2008 and December 31, 2007, the Bank had $220.0 million of short-term FHLB borrowings.

Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At March 31, 2008, the Bank had $555.8 million of long-term FHLB borrowings, compared to $505.8 million at December 31, 2007. In addition, the Corporation had $61.9 million of subordinated outstanding debentures at March 31, 2008 and December 31, 2007.
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
The following is a summary of the Corporation’s outstanding trust preferred securities and Notes at March 31, 2008.

(Dollars in thousands)

		Aggregate
		Principal
		Amount of	Aggregate
		Trust	Principal	Stated	Per Annum	Interest
		Preferred	Amount of	Maturity of	Interest Rate	Payment	Redemption
Issuer	Issuance Date	Securities	the Notes	the Notes	of the Notes	Dates	Period

				September	3 mo. LIBOR	3/15, 6/15,	On or after
Capital Trust I	June 2005	$35,000	$36,083	2035	+ 169 bps	9/15, 12/15	9/15/2010

				December	3 mo. LIBOR	3/15, 6/15,	On or after
Capital Trust II	September 2005	25,000	25,774	2035	+ 142 bps	9/15, 12/15	12/15/2010

Total		$60,000	$61,857

11. Income Tax
Income tax expense attributable to net income differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35 percent to pretax income as follows:

	Three Months Ended March 31
(Dollars in thousands)	2008		2007

Tax at statutory federal rate	$5,110	35.0%	$6,655	35.0%
Change in income taxes resulting from:
Tax-exempt income	(307)	(2.1)	(372)	(2.0)
Bank-owned life insurance	(407)	(2.8)	(399)	(2.1)
State income tax, net of federal	524	3.6	293	1.5
Settlement with North Carolina DOR	4,938	33.8	—	—
Addition to or (release of) tax reserve	(843)	(5.8)	226	1.2
Other, net	42	0.3	256	1.3

Income tax expense	$9,057	62.0%	$6,659	34.9%

The Corporation utilizes FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions. The Corporation has a liability for unrecognized tax benefits relating to uncertain tax positions.

As a result of various tax strategies of the Corporation, the amount of unrecognized tax benefits as of March 31, 2008 was $5.1 million, all of which would impact the Corporation’s effective tax rate, if recognized. The Corporation believes its current tax reserves are adequate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the three months ended March 31, 2008 follows:

(In thousands)

Balance, beginning of period	$10,833
Expiration of statute	(731)
Reductions for tax positions of prior periods	(4,981)

Balance, March 31, 2008	$5,121

Consistent with prior reporting periods, the Corporation recognizes interest accrued in connection with unrecognized tax benefits, net of related tax benefits, and penalties in income tax expense in the consolidated statements of income. As of March 31, 2008, the Corporation had accrued approximately $0.1 million for the payment of interest and penalties.
The Corporation completed an examination by the North Carolina Department of Revenue (the “DOR”) for tax years 1999 through 2005. On March 31, 2008, the Corporation entered into a closing agreement with the DOR for years 1999 through and including 2006. As a result of this settlement, the Corporation paid $15.4 million in franchise and income taxes, interest and penalties. The closing agreement resulted in a reduction of unrecognized tax benefits of $4.2 million. The Corporation remains subject to examination by the DOR for tax years 2007 forward.
The Corporation was also under examination by the Internal Revenue Service for the 2004 and 2005 tax years. The examination was effectively concluded by March 31, 2008. The Corporation recognized $0.8 million of additional income tax expense in connection with the effective settlement of this examination.
12. Share-Based Payments
The Corporation has various stock-based compensation plans under which awards, including stock options and restricted stock, may be granted to employees and non-employee directors. These plans and the related accounting are described in Note 18 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
Stock-based compensation costs totaled $0.8 million for the three months ended March 31, 2008, which consisted of $43,000 related to stock options, $573,000 related to service-based nonvested shares, and $172,000 related to performance-based nonvested shares. Stock-based compensation costs totaled $0.8 million for the three months ended March 31, 2007, which consisted of $50,000 related to stock options, $523,000 related to service-based nonvested shares, and $213,000 related to performance-based nonvested shares.

The fair value of each stock option award is estimated at the date of grant using a Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended
	March 31
	2008	2007

Expected volatility	N/A	22.4%
Expected dividend yield	N/A	3.2
Risk-free interest rate	N/A	4.8
Expected term (in years)	N/A	8.0

Stock option activity for the three months ended March 31, 2008, follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, beginning of period	882,853	$19.98
Exercised	(26,688)	20.14		$187,093

Outstanding, March 31, 2008	856,165	$19.98	4.8	$5,765,413

Exercisable, March 31, 2008	782,505	$19.58	4.5	$5,577,166

Nonvested share activity for the three months ended March 31, 2008 follows:

	Service-Based		Performance-Based
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding, beginning of period	263,168	$24.01	90,167	$22.31
Exercised	(5,196)	23.68	(5,967)	22.13
Forfeited	(1,000)	20.04	—

Outstanding, March 31, 2008	256,972	$24.03	84,200	$22.32

As of March 31, 2008, there was approximately $4.4 million of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the 2000 Omnibus Stock Option and Award Plan (“Omnibus Plan”) and the Restricted Stock Award Program. This cost is expected to be recognized over a remaining weighted-average period of 1.6 years. No share-based awards vested during the three months ended March 31, 2008.
As of March 31, 2008, there was $0.7 million of total unrecognized compensation cost related to performance-based nonvested share-based compensation arrangements granted under the Omnibus Plan. This cost is expected to be recognized over a remaining weighted-average period of 1.3 years.

13. Financial Instruments Measured at Fair Value
As discussed in Note 2, the Corporation adopted SFAS 157 as of January 1, 2008. The following table presents the allocation of the Corporation’s assets recorded at fair value within the SFAS 157 fair value hierarchy as of March 31, 2008:

(In thousands)		Fair Value Measurements Using
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Securities at fair value	$821,518	$1,436	$770,034	$50,048
Loans recorded at collateral value	48,246	—	—	48,246

The majority of the Corporation’s available-for-sale securities portfolio falls into Level 2 of the fair value hierarchy. The securities are generally priced through independent providers. In obtaining such valuation information, the Corporation has evaluated the valuation methodologies used to develop the fair values.
The Corporation has valued its asset-backed securities, which are trust preferred securities, using third-party dealer determined pricing models. Significant inputs to these dealer pricing models are not readily observable, thus the valuations of these securities are classified as Level 3 within the fair value hierarchy. The need to use unobservable inputs generally results from the lack of market liquidity of these securities, which has resulted in diminished observability of actual trades and observable market assumptions that would otherwise be used to value these instruments.
Impaired loans are recorded at the fair value of the underlying collateral. The fair value of the loan’s collateral is generally determined by third-party appraisals.
The following table shows a reconciliation for the three months ending March 31, 2008 of financial instruments measured using significant unobservable inputs and classified as Level 3 within the fair value hierarchy:

	Fair Value of	Fair Value of
	Level 3	Level 3
(In thousands)	Securities	Loans

Balance, beginning of period	$54,229	$18,787
Losses included in earnings	—	(3,169)
Losses included in other comprehensive income	(4,161)	—
Net transfers	(20)	32,628

Balance, March 31, 2008	$50,048	$48,246

14. Commitments, Contingencies, and Off-Balance Sheet Risk
Commitments and Off-Balance Sheet Risk. The Corporation is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments of $83.6 million to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at March 31, 2008 of standby letters of credit issued or modified during 2008 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.
As of March 31, 2008, the Corporation’s maximum exposure is as follows:

	Less than				Timing not
(In thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	determinable	Total

Loan commitments	$570,313	$113,946	$16,922	$95,381	$—	$796,562
Lines of credit	28,597	1,202	4,957	455,497	—	490,253
Standby letters of credit	23,016	2,849	4	—	—	25,869
Anticipated tax settlements	—	—	—	—	5,172	5,172

Total commitments	$621,926	$117,997	$21,883	$550,878	$5,172	$1,317,856

Contingencies. The Corporation and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity, or financial position of the Corporation or the Bank.
During October 2007, Visa completed a restructuring and issued shares of Visa common stock to its financial institution members in contemplation of its IPO which occurred in March 2008. After the restructuring, member financial institutions became guarantors of certain Visa litigation liabilities based on the members’ proportionate share of the membership base. On November 7, 2007, Visa announced that it had reached a settlement in the amount of $2.065 billion to resolve certain restraint of trade litigation brought by American Express. The Corporation, as a member of the Visa network and a guarantor of its proportionate share of these liabilities, recognized a litigation liability of $0.6 million related to the American Express settlement and the remaining unsettled Discover, Interchange and Attridge litigation. Of this $0.6 million, $0.3 million is the Corporation’s proportionate share of the American Express Settlement and $0.3 million is the Corporation’s estimate of the fair value of the potential losses related to the remaining unsettled litigation. Charges related to these litigation matters is included in “Legal and professional services” on the Corporation’s consolidated statements of income.
The Corporation filed its Form 10-Q for the three months ended September 30, 2007 on November 9, 2007. As such, the Corporation should have recorded its $0.3 million proportionate share of Visa’s settlement with American Express in the third quarter of 2007. Additionally, the $0.3 million reserve related to the Discover, Interchange and Attridge litigation should have been recorded in the fourth quarter of 2007. The Corporation evaluated the impact of these errors, considering both qualitative and quantitative factors, and concluded the errors were immaterial to all periods affected. As such, the Corporation corrected the errors by recording the $0.6 million litigation reserve in the first quarter of 2008.
Visa funded an escrow account with a portion of the proceeds from the IPO. The escrow account will be used to pay settlements of Visa’s restraint of trade litigation. The Corporation’s proportionate share of this escrow account was $0.4 million and the Corporation recognized the benefit from the escrow account as a partial recapture of expenses incurred to establish the Visa litigation reserve liability. See Note 7 for further discussion of the Visa IPO transaction.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted average assets (as defined). Management believes, as of March 31, 2008, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial statements. At March 31, 2008, the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks. In the judgment of management, there have been no events or conditions since March 31, 2008, that would change the “well capitalized” status of the Corporation or the Bank.
The Corporation’s and the Bank’s actual capital amounts and ratios follow:

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2008:
Leverage
First Charter Corporation	$446,672	9.44%	$189,249	4.00%	None	None
First Charter Bank	424,710	8.99	189,030	4.00	$236,288	5.00%

Tier I Capital
First Charter Corporation	$446,672	11.25%	$158,878	4.00%	None	None
First Charter Bank	424,710	10.71	158,620	4.00	$237,930	6.00%

Total Risk-Based Capital
First Charter Corporation	$491,728	12.38%	$317,757	8.00%	None	None
First Charter Bank	469,732	11.85	317,240	8.00	$396,550	10.00%

At December 31, 2007:
Leverage
First Charter Corporation	$446,890	9.43%	$189,630	4.00%	None	None
First Charter Bank	417,979	8.83	189,252	4.00	$236,565	5.00%

Tier I Capital
First Charter Corporation	$446,890	11.17%	$189,985	4.00%	None	None
First Charter Bank	417,979	10.47	159,732	4.00	$239,598	6.00%

Total Risk-Based Capital
First Charter Corporation	$489,389	12.24%	$319,970	8.00%	None	None
First Charter Bank	460,393	11.53	319,464	8.00	$399,330	10.00%

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
The Corporation from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve was $1.0 million at March 31, 2008.
Under current Federal Reserve regulations, a bank subsidiary is limited in the amount it may loan to its parent company and nonbank subsidiaries. Loans to a single affiliate may not exceed 10 percent and loans to all affiliates may not exceed 20 percent of the Bank’s capital stock, surplus, and undivided profits, plus the allowance for loan losses. Loans from the Bank to nonbank affiliates, including the parent company, are also required to be collateralized. As of March 31, 2008, the Bank did not have any loans to nonbank affiliates.
The primary source of funds available to the Corporation is the payment of dividends from the Bank. Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations. As of March 31, 2008, the Corporation and the Bank were in compliance with these limitations.
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

Information regarding the separate results of operations and assets for the Bank and Other follows:

	Three Months Ended March 31, 2008
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$68,564	$20	$—	$68,584
Interest expense	34,600	1,233	—	35,833

Net interest income (expense)	33,964	(1,213)	—	32,751
Provision for loan losses	4,707	—	—	4,707
Noninterest income	19,873	545	—	20,418
Noninterest expense	33,545	318	—	33,863

Income (loss) before income tax expense	15,585	(986)	—	14,599
Income tax expense (benefit)	9,402	(345)	—	9,057

Net income (loss)	$6,183	$(641)	$—	$5,542

Average portfolio loans	$3,491,712	$—	$—	$3,491,712
Average assets	4,805,733	571,071	(561,507)	4,815,297
Total assets, March 31, 2008	4,787,498	557,725	(549,362)	4,795,861

	Three Months Ended March 31, 2007
				Consolidated
(In thousands)	The Bank	Other	Eliminations	Total

Interest income	$77,132	$82	$—	$77,214
Interest expense	39,222	1,257	—	40,479

Net interest income (expense)	37,910	(1,175)	—	36,735
Provision for loan losses	1,366	—	—	1,366
Noninterest income	19,458	108	—	19,566
Noninterest expense	35,710	210	—	35,920

Income (loss) before income tax expense	20,292	(1,277)	—	19,015
Income tax expense (benefit)	7,106	(447)	—	6,659

Net income (loss)	$13,186	$(830)	$—	$12,356

Average portfolio loans	$3,510,437	$—	$—	$3,510,437
Average assets	4,856,050	540,699	(525,666)	4,871,083
Total assets, March 31, 2007	4,866,281	540,302	(522,088)	4,884,495

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
Overview

First Charter Corporation (NASDAQ: FCTR) (hereinafter referred to as “First Charter,” the “Corporation,” or the “Registrant”), headquartered in Charlotte, North Carolina, is a regional financial services company with assets of $4.8 billion and is the holding company for First Charter Bank (“Bank”). As of March 31, 2008, First Charter operated 60 financial centers, four insurance offices, and 136 ATMs throughout North Carolina and Georgia, and also operated loan origination offices in Asheville, North Carolina and Reston, Virginia. First Charter provides businesses and individuals with a broad range of financial services, including banking, financial planning, wealth management, investments, insurance, and mortgages. The results of operations of the Bank constitute the substantial majority of the consolidated net income, revenue, and assets of the Corporation.
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
Proposed Merger with Fifth Third
On August 15, 2007, First Charter and Fifth Third Bancorp entered into an Agreement and Plan of Merger, as amended by the Amended and Restated Plan of Merger, dated September 14, 2007 by and among First Charter, Fifth Third, and Fifth Third Financial. Under the terms of the Merger Agreement, First Charter will be merged with and into Fifth Third Financial. The Merger Agreement has been approved by the Board of Directors of First Charter, Fifth Third and Fifth Third Financial. First Charter’s shareholders approved the Merger Agreement and the Merger has been approved by all necessary state and federal regulatory agencies. The Merger Agreement is subject to customary closing conditions. The merger is currently anticipated to close on Friday, June 6, 2008.
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
As previously disclosed, First Charter has been informed by Fifth Third that in February 2008 a shareholder of Fifth Third filed a derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against the members of Fifth Third’s board of directors and, nominally, Fifth Third, alleging breach of fiduciary duty and waste of corporate’s assets, among other charges, in relation to the approval of Fifth Third’s acquisition of First Charter. The suit seeks, with respect to the completion of the acquisition, an injunction to stop the acquisition of First Charter and an independent valuation of First Charter as to its worth. The suit also seeks unspecified compensatory damages to be paid to Fifth Third by its directors as well as costs and attorneys fees to the plaintiff. The suit is in its earliest state and Fifth Third has stated that the impact of the final disposition cannot be assessed at this time. First Charter and its legal counsel have carefully reviewed the complaint, are monitoring developments, and intend to take such action as is appropriate and necessary to protect First Charter’s interests in the Merger Agreement with Fifth Third.

In connection with the proposed merger with Fifth Third, the Corporation has incurred expenses of approximately $0.6 million of merger-related costs, principally legal and professional services, for the three months ended March 31, 2008.
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
Financial Summary
Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. For the three months ended March 31, 2008, net interest income was $32.8 million, a decrease of $3.9 million, or 10.8 percent, from net interest income of $36.7 million for the three months ended March 31, 2007.
Income tax expense for the three months ended March 31, 2008, was $9.1 million, for an effective tax rate of 62.0 percent, compared with $6.7 million, for an effective tax rate of 35.0 percent in the first quarter of 2007. The effective tax rate increased for the three months ended March 31, 2008 primarily as a result of the closing agreement with the North Carolina Department of Revenue (“DOR”).
The Corporation’s first quarter 2008 net income was $5.5 million, or $0.16 per diluted share, a $6.9 million decrease from net income of $12.4 million in first quarter 2007. Return on average assets and return on average equity was 0.46 percent and 4.70 percent for the three months ended March 31, 2008, respectively, compared to 1.03 percent and 11.09 percent for the first quarter 2007, respectively.

The table below presents the Corporation’s selected financial data by quarter:
Table One
Selected Financial Data

	Three Months Ended
	March 31	December 31	September 30	June 30	March 31
(Dollars in thousands, except share and per share amounts)	2008	2007	2007	2007	2007

Income statement
Interest income	$68,584	$75,660	$78,727	$78,291	$77,214
Interest expense	35,833	40,284	41,496	40,747	40,479

Net interest income	32,751	35,376	37,231	37,544	36,735
Provision for loan losses	4,707	6,144	3,311	9,124	1,366
Noninterest income	20,418	20,120	18,427	20,141	19,566
Noninterest expense	33,863	35,845	35,556	35,207	35,920

Income before income tax expense	14,599	13,507	16,791	13,354	19,015
Income tax expense	9,057	4,576	5,724	4,404	6,659

Net income	$5,542	$8,931	$11,067	$8,950	$12,356

Per common share
Net income per common share
Basic	$0.16	$0.25	$0.32	$0.26	$0.36
Diluted	0.16	0.25	0.32	0.26	0.35
Average shares
Basic	34,739	34,562	34,423	34,698	34,770
Diluted	35,121	35,053	34,796	34,987	35,086
Cash dividends declared	$0.195	$0.195	$0.195	$0.195	$0.195
Period-end book value	13.24	13.39	13.16	12.85	12.97

Ratios
Return on average equity	4.70%	7.67%	9.72%	7.86%	11.09%
Return on average assets	0.46	0.74	0.91	0.74	1.03
Net yield on earning assets	3.03	3.25	3.39	3.42	3.38
Average portfolio loans to average deposits	108.41	108.72	109.37	109.50	107.98
Average equity to average assets	9.85	9.59	9.33	9.37	9.28
Efficiency ratio (1)	60.9	64.2	63.2	60.4	63.1

Selected period-end balances
Portfolio loans, net	$3,432,766	$3,460,593	$3,434,389	$3,509,047	$3,494,015
Loans held for sale	17,544	14,145	10,362	11,471	13,691
Allowance for loan losses	45,022	42,414	43,017	44,790	35,854
Investment in securities (2)	873,641	909,661	907,608	898,528	897,762
Assets	4,795,861	4,862,417	4,839,693	4,916,721	4,884,495
Deposits	3,219,339	3,221,619	3,208,026	3,230,346	3,321,366
Other borrowings	1,075,355	1,120,141	1,113,332	1,176,758	1,044,229
Total liabilities	4,332,335	4,394,073	4,382,205	4,470,893	4,429,123
Shareholders’ equity	463,526	468,344	457,488	445,828	455,372

Selected average balances
Portfolio loans	$3,491,712	$3,488,598	$3,514,699	$3,532,713	$3,510,437
Loans held for sale	13,373	10,028	9,345	11,127	11,431
Investment in securities (2)	905,045	901,068	914,569	914,606	926,970
Earning assets	4,419,298	4,412,038	4,445,923	4,467,031	4,463,161
Assets	4,815,297	4,819,264	4,846,399	4,874,742	4,871,083
Deposits	3,220,862	3,208,859	3,213,507	3,226,308	3,251,137
Other borrowings	1,079,188	1,103,585	1,124,021	1,131,599	1,113,191
Shareholders’ equity	474,114	461,972	451,946	456,634	451,835

(1)
Noninterest expense less debt extinguishment expense, Visa litigation expense, tax settlement and derivative termination costs, divided by the sum of taxable-equivalent net interest income plus noninterest income less gain (loss) on sale of securities, net.

(2)	Includes available for sale securities and Federal Home Loan Bank and Federal Reserve Bank stock.
Critical Accounting Estimates and Policies

The Corporation’s significant accounting policies are described in Note 1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. These policies are essential in understanding management’s discussion and analysis of financial condition and results of operations. Some of the Corporation’s accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment with respect to their application to complicated transactions to determine the most appropriate treatment.
The Corporation has identified four accounting policies as being critical in terms of judgments and the extent to which estimates are used: allowance for loan losses, income taxes, marketable securities valuation and identified intangible assets and goodwill. In many cases, there are numerous alternative judgments that could be used in the process of estimating values of assets or liabilities. Where alternatives exist, the Corporation has used the factors it believes represent the most reasonable value in developing the inputs for the valuation. Actual performance that differs from the Corporation’s estimates of the key variables could affect net income. A summary of these four accounting policies follows:
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
Marketable Securities Valuation
The Corporation holds fixed income and equity securities and substantially all of these assets are reflected at fair value on the Corporation’s consolidated balance sheets. SFAS 157, Fair Value Measurements, defines fair value and specifies a hierarchy of valuation techniques based on whether those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Corporation’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted market prices for identical instruments in active markets.

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
When available, the Corporation uses quoted market prices to determine fair value and classifies such items within Level 1 of the fair value hierarchy. If quoted market prices are not available, fair value is generally determined by using quoted prices for similar instruments or valuations using observable market inputs. If fair values can not be determined using active market data, a matrix pricing model is used. The matrix pricing model, which is classified as Level 2 within the fair value hierarchy, is populated using yield curve and other market data.
The recent credit crisis has caused some markets to be illiquid, thus reducing the availability of certain market data. As a result, the Corporation has valued its trust preferred securities using dealer determined prices. Significant inputs to these dealer pricing models are not readily observable, thus the valuations of these securities are classified as Level 3 within the fair value hierarchy. When or if the liquidity returns to these markets, the valuations of these securities will revert to using the related observable market inputs in determining fair value.
At the end of each reporting period, the Corporation reviews its securities portfolio for impairment. If a decline in the fair value of a security below its cost or amortized cost is judged by management to be other-than-temporary, the cost basis of the security is written down to fair value and the amount of the write down is included in noninterest income.
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
Earnings Performance

Net Interest Income and Margin
Net interest income, the difference between total interest income and total interest expense, is the Corporation’s principal source of earnings. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheets for three months ended March 31, 2008 and 2007 is presented in Table Two. Net interest income on a taxable-equivalent basis is a non-GAAP (Generally Accepted Accounting Principles) performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. The changes in net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2008 and 2007 are analyzed in Table Three. The discussion below is based on net interest income computed under accounting principles generally accepted in the United States of America.

For the three months ended March 31, 2008, net interest income was $32.8 million, a decrease of $3.9 million, or 10.8 percent, from net interest income of $36.7 million for the three months ended March 31, 2007. The net interest margin (taxable-equivalent net interest income divided by average earning assets) for the first quarter of 2008 decreased 35 basis points to 3.03 percent compared to 3.38 percent for the first quarter of 2007.
Compared to first quarter 2007, earning-asset yields decreased 76 basis points to 6.29 percent. Loan yields decreased 105 basis points to 6.57 percent. This decrease is primarily the result of a reduction in the prime lending rate that followed the Federal Reserve lowering the federal funds rate by 300 basis points from September 2007 through March 2008. Loan yields were also negatively impacted by an increase in non accrual loans. The decrease in loan yields was partially offset by an increase in yields on the securities portfolio. Securities yields increased 28 basis points to 5.23 percent as maturities from lower yielding securities were reinvested in similar duration securities at higher yields. In addition, the percentage of investment security average balances (which, on average, have lower yields than loans) to total earning asset average balances fell from 20.8 percent to 20.4 percent over the past year. Earning-asset average balances decreased to $4.4 billion at March 31, 2008, compared to $4.5 billion at March 31, 2007.
On the liability side of the balance sheet, the cost of interest-bearing liabilities decreased 48 basis points, compared to March 31, 2007. This decrease was comprised of a 28 basis point decrease in interest-bearing deposit costs to 3.55 percent, while other borrowing costs decreased 95 basis points to 4.13 percent. While the Federal Reserve lowered the federal funds rate by 300 basis points from September 2007 through March 2008, the decline in rates on interest bearing liabilities trailed loan yields due to the short term fixed rate nature of CDs and external market liquidity concerns which kept deposit rates comparatively high.

Net interest income and yields on earning-asset average balances and interest expense and rates paid on interest-bearing liability average balances, and the net interest margin follow:
Table Two
Average Balances and Net Interest Income Analysis

	Three Months Ended March 31
	2008			2007
	Daily	Interest	Average	Daily	Interest	Average
	Average	Income/	Yield/Rate	Average	Income/	Yield/Rate
(Dollars in thousands)	Balance	Expense	Paid (6)	Balance	Expense	Paid (6)

Assets
Earning assets
Loans and loans held for sale (1) (2) (3) (4)	$3,505,085	$57,298	6.57%	$3,521,868	$66,239	7.62%
Investment securities — taxable (4) (5)	811,973	10,631	5.27	826,337	9,949	4.83
Investment securities — tax-exempt	91,610	1,174	5.13	100,633	1,491	5.92
Federal funds sold	7,056	55	3.19	9,073	128	5.70
Interest-bearing bank deposits	3,574	26	2.93	5,250	50	3.90

Total earning assets	4,419,298	$69,184	6.29%	4,463,161	$77,857	7.05%
Cash and due from banks	70,406			79,360
Other assets	325,593			328,562

Total assets	$4,815,297			$4,871,083

Liabilities and shareholders’ equity
Interest-bearing liabilities
Demand deposits	$477,360	$1,468	1.24%	$399,557	$1,058	1.07%
Money market accounts	541,779	3,456	2.57	642,383	5,551	3.50
Savings deposits	101,894	53	0.21	112,988	67	0.24
Certificates of deposit	1,679,341	19,774	4.74	1,649,408	19,865	4.88
Retail other borrowings	76,270	500	2.64	92,090	662	2.92
Wholesale other borrowings	1,002,918	10,582	4.24	1,021,101	13,276	5.27

Total interest-bearing liabilities	3,879,562	35,833	3.71%	3,917,527	40,479	4.19%
Noninterest-bearing deposits	420,488			446,801
Other liabilities	41,133			54,920
Shareholders’ equity	474,114			451,835

Total liabilities and shareholders’ equity	$4,815,297			$4,871,083

Net interest spread			2.58%			2.86%
Contribution of noninterest bearing sources			0.45			0.52

Net interest income/ yield on earning assets		$33,351	3.03%		$37,378	3.38%

(1)	The preceding analysis takes into consideration the principal amount of nonaccruing loans and only income actually collected and recognized on such loans.

(2)	Average loan balances are shown net of unearned income.

(3)	Includes amortization of deferred loan fees of $960, and $829 for the three months ended March 2008 and 2007, respectively.

(4)
Yields on tax-exempt securities and loans are stated on a taxable-equivalent basis, assuming a Federal tax rate of 35 percent and applicable state taxes for 2008 and 2007. The adjustments made to convert to a taxable-equivalent basis were $600 and $643 for the three months ended March 31, 2008 and 2007, respectively.

(5)	Includes available for sale securities and Federal Home Loan Bank and Federal Reserve Bank stock.

(6)	Annualized.
The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Table Three
Volume and Rate Variance Analysis

	Three Months Ended March 31
	2008 vs 2007
	Due to Change in		Net
(In thousands)	Volume	Rate	Change

Increase (decrease) in tax-equivalent interest income
Loans and loans held for sale (1)	$(297)	$(8,644)	$(8,941)
Investment securities — taxable (1) (2)	(181)	863	682
Investment securities — tax-exempt	(127)	(190)	(317)
Federal funds sold	(24)	(49)	(73)
Interest-bearing bank deposits	(14)	(10)	(24)

Total	$(643)	$(8,030)	$(8,673)

Increase (decrease) in interest expense
Deposits:
Demand	$227	$183	$410
Money market	(769)	(1,326)	(2,095)
Savings	(6)	(8)	(14)
Certificates of deposit	413	(504)	(91)
Retail other borrowings	(103)	(59)	(162)
Wholesale other borrowings	(223)	(2,471)	(2,694)

Total	$(463)	$(4,183)	$(4,646)

Increase in tax-equivalent net interest income			$(4,027)

(1)	Income on tax-exempt securities and loans are stated on a taxable-equivalent basis. Refer to Table Two for further details.

(2)	Includes available for sale securities and Federal Home Loan Bank and Federal Reserve Bank stock.
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

Details of noninterest income follow:
Table Four
Noninterest Income

	Three Months Ended
	March 31		Increase / (Decrease)
(In thousands)	2008	2007	Amount	Percent

Service charges on deposits	$7,365	$7,390	$(25)	(0.3)%
ATM, debit, and merchant fees	2,631	2,444	187	7.7
Wealth management	779	716	63	8.8
Equity method investment gains, net	627	1,127	(500)	(44.4)
Mortgage services	1,012	901	111	12.3
Gain on sale of Small Business Administration loans	98	377	(279)	(74.0)
Brokerage services	733	1,081	(348)	(32.2)
Insurance services	4,150	3,634	516	14.2
Bank owned life insurance	1,165	1,139	26	2.3
Property sale gains, net	59	63	(4)	(6.3)
Securities gains (losses), net	1,229	(11)	1,240	—
Other	570	705	(135)	(19.1)

Total noninterest income	$20,418	$19,566	$852	4.4%

Selected items included in noninterest income follow:
Table Five
Selected Items Included in Noninterest Income

	Three Months Ended
	March 31
(In thousands)	2008	2007

Equity method investment gains, net	$627	$1,127
Securities gains (losses), net	1,229	(11)

Noninterest income for the three months ended March 31, 2008 was $20.4 million, an increase of $0.8 million, or 4.4 percent, from $19.6 million for the three months ended March 31, 2007.
The largest increase in noninterest income for the three months ended March 31, 2008 was from the gain recognized related to the redemption of Visa Inc. (“Visa”) common stock. In March 2008, the Corporation received 51,457 Visa Class B common shares in connection with Visa’s initial public offering (“IPO”), of which 19,894 shares were redeemed as part of Visa’s mandatory redemption of its Class B stock. The Corporation recognized a gain of $0.9 million related to this redemption. The Corporation did not recognize any gain on the remaining 31,563 unredeemed Visa Class B common shares.
Other factors for the increase in noninterest income included were:
•	Insurance service revenue increased $0.5 million due to greater contingency revenue recognized in the first quarter of 2008 compared with the first quarter of 2007.

•	ATM, debit and merchant card services revenue was $0.2 million higher, reflecting increased transactions.

These increases were partially offset by the following items:
•
Equity method investment gains were $0.5 million lower for the three months ended March 31, 2008 as compared with the same period of 2007. The returns on the equity method investments vary from period to period and income is recorded when earned.

•
Brokerage revenue decreased $0.3 million from first quarter 2007 due to fewer brokers compared to prior year, in addition the recent uncertainty in the U.S. equity markets resulted in lower transaction volume.

•	Gains on SBA loan sales were $0.3 million lower for the three months ended March 31, 2008 compared to the same period in 2007 due to lower production and decreased spreads.
Noninterest Expense
Details of noninterest expense follow:
Table Six
Noninterest Expense

	Three Months Ended
	March 31		Increase / (Decrease)
(Dollars in thousands)	2008	2007	Amount	Percent

Salaries and employee benefits	$18,498	$19,587	$(1,089)	(5.6)%
Occupancy and equipment	4,725	4,612	113	2.5
Data processing	1,515	1,790	(275)	(15.4)
Marketing	454	1,351	(897)	(66.4)
Postage and supplies	1,096	1,172	(76)	(6.5)
Legal and professional services	2,700	3,586	(886)	(24.7)
Telecommunications	625	671	(46)	(6.9)
Amortization of intangibles	159	223	(64)	(28.7)
Foreclosed properties	(128)	153	(281)	(183.7)
Other	4,219	2,775	1,444	52.0

Total noninterest expense	$33,863	$35,920	$(2,057)	(5.7)%

Full-time equivalent employees	1,035	1,105	(70)	(6.3)%

Efficiency ratio (1)	60.9%	63.1%	(2.2)%	(3.5)%

(1)	Noninterest expense, less Visa litigation and tax settlements, divided by the sum of taxable-equivalent net interest income plus noninterest income less securities gains (losses), net.
Selected items included in noninterest expense follow:
Table Seven
Selected Items Included in Noninterest Expense

	Three Months Ended
	March 31
(In thousands)	2008	2007

Separation agreements	$—	$58
Merger-related costs	607	200
Visa litigation costs	239	—
Tax settlement costs	1,604	—

Noninterest expense for the first quarter of 2008 was $33.9 million, a $2.0 million, or 5.7 percent decrease from $35.9 million for the first quarter of 2007.
During October 2007, Visa completed a restructuring and issued shares of Visa common stock to its financial institution members in contemplation of its IPO which occurred in March 2008. After the restructuring, member financial institutions became guarantors of certain Visa’s litigation liabilities based on the members’ proportionate share of the membership base. On November 7, 2007, Visa announced that it had reached a settlement in the amount of $2.065 billion to resolve certain restraint of trade litigation brought by American Express. The Corporation recognized a litigation liability of $0.6 million related to the American Express settlement and the remaining unsettled Discover, Interchange and Attridge litigation. Of this $0.6 million, $0.3 million is the Corporation’s proportionate share of the American Express Settlement and $0.3 million is the Corporation’s estimate of the fair value of the potential losses related to the remaining unsettled litigation. Charges related to these litigation matters is included in “Legal and professional services” on the Corporation’s consolidated statements of income.
Additionally, Visa funded an escrow account with a portion of the proceeds from the IPO. The escrow account will be used to pay settlements of Visa’s restraint of trade litigation. The Corporation’s proportionate share of this escrow account was $0.4 million and the Corporation recognized the benefit from the escrow account as a partial recapture of expenses incurred to establish the Visa litigation reserve liability.
For the three months ended March 31, 2008, other noninterest expense increased $1.4 million. Other noninterest expense includes $1.6 million of expenses related to the payment of franchise taxes resulting from the North Carolina tax settlement.
The above increases were offset by the following decreases in expenses:
•
Salaries and employee benefits expense for the three months ended March 31, 2008 was $18.5 million, a $1.1 million decrease compared to the same period of 2007. The decrease in salaries and benefits expense was primarily due to a lower number of full-time equivalent employees.

•
Legal and professional services expense decreased $0.9 million compared to the same period of 2007. The first quarter of 2007 included the additional costs related to the delayed filing of the Corporation’s 2006 Form 10-K. The results for the three months ended March 31, 2008 included $0.6 million of legal costs related to the pending Fifth Third merger, compared to $0.2 million of legal costs related to the Gwinnett Banking Company (“GBC”) merger for the same period in 2007. As discussed above, legal and professional services include $0.2 million of net legal expense related to the establishment of the Visa reserves in 2008.

•	Data processing expense decreased $0.3 million as a result of improved vendor pricing.

•	Marketing expense decreased $0.9 million due to decreased spending in the first quarter of 2008.
The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total noninterest income, was 60.9 percent for the three months ended March 31, 2008, compared to 63.1 percent for the three months ended March 31, 2007. The calculation of the efficiency ratio excludes the impact of Visa transactions, North Carolina tax settlement expense and securities gains (losses).
Income Tax Expense
Income tax expense for the three months ended March 31, 2008, was $9.1 million, for an effective tax rate of 62.0 percent, compared with $6.7 million, for an effective tax rate of 35.0 percent in the first quarter of 2007. The effective tax rate increased for the three months ended March 31, 2008 primarily as a result of the closing agreement with the DOR. This closing agreement is discussed below and in Note 11 of the consolidated financial statements.
The Corporation, through its subsidiaries, participates in two entities classified as captive REITs from which the Corporation has historically received dividends eligible for certain tax benefits within the Corporation’s tax returns and consolidated financial statements. These entities were the primary focus of the examination of the Corporation by the DOR for tax years 1999 through and including 2005. On March 31, 2008, the Corporation entered into a closing agreement with the DOR for tax years 1999 through 2006. The Corporation remains subject to examination by the DOR for tax years 2007 forward.
The Corporation effectively settled the Internal Revenue Service examination of the 2004 and 2005 tax years during the quarter ended March 31, 2008. The Corporation’s tax years 2006 forward continue to be subject to examination by the Internal Revenue Service. For additional information regarding these examinations refer to Note 11 of the consolidated financial statements.
A reconciliation for the three months ending March 3, 2008 of the beginning and ending amount of unrecognized tax benefits is as follows:
Table Eight
Unrecognized Tax Benefits

(In thousands)

Balance, beginning of period	$10,833
Expiration of statute	(731)
Addition for tax positions of prior periods	—
Reductions for tax positions of prior periods	(4,981)

Balance, March 31, 2008	$5,121

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
The fair value of the securities portfolio is determined by various third-party sources. The valuation is determined as of a date within close proximity to the end of the reporting period based on available quoted market prices, quoted market prices for similar securities, or valuation models.
At March 31, 2008, securities available for sale were $821.5 million, compared to $860.7 million at December 31, 2007. Pretax unrealized net losses on securities available for sale were $9.5 million at March 31, 2008, compared to pretax unrealized net losses of $2.4 million at December 31, 2007. The increase in unrealized losses resulted primarily from an increase in credit spreads among the various types of bond investments, market illiquidity and recession fears.
During the first quarter of 2008, proceeds from the maturities, paydowns, and calls of $115.1 million of securities were used to purchase $82.8 million of securities, principally mortgage-backed and U.S. government agency securities.
In March 2008, the Corporation received 51,457 Class B common shares in connection with the Visa IPO, of which 19,894 shares were redeemed as part of Visa’s mandatory redemption of its Class B stock. The Corporation recognized a gain of approximately $0.9 million related to this redemption. The Corporation did not recognize any gain on the remaining 31,563 unredeemed Visa Class B common shares and the unconverted Visa Class B common shares are not reflected on the Corporation’s consolidated balance sheet at March 31, 2008 as the Corporation has no historical basis in these shares.

The following table shows the carrying value of (i) U.S. government agency obligations, (ii) mortgage-backed securities, (iii) state, county, and municipal obligations, (iv) asset-backed securities, and (v) equity securities.
Table Nine
Investment Portfolio

	March 31	December 31
(In thousands)	2008	2007

U.S. government agency obligations	$97,812	$146,554
Mortgage-backed securities	580,241	565,434
State, county, and municipal obligations	91,981	92,938
Asset-backed securities	50,048	54,229
Equity securities	1,436	1,516

Total Securities Available for Sale	$821,518	$860,671

The following is a summary of the credit ratings of the Corporation’s mortgage-backed securities as of March 31, 2008:
Table Ten
Mortgage-backed Securities

	Amortized	AAA+ to	AA or
(In thousands)	Cost	AAA-	below

Government agency mortgages	$437,040	100.0%	—%
Prime mortgages	92,339	100.0	—
Alt-A mortgages	54,418	100.0	—
Subprime mortgages	—	—	—

Total Mortgage Backed Securities	$583,797	100.0%	—%

The following is a summary of the Corporation’s state, county and municipal bond credit ratings, considering the effects with and without bond insurance as of March 31, 2008:
Table Eleven
Municipal Bond Obligations

	With Bond		Without Bond
(In thousands)	Insurance		Insurance

AAA	$56,510	62.1%	$37,451	41.2%
AA	11,977	13.2	18,899	20.8
A	20,435	22.5	28,104	30.9
BBB	1,715	1.9	2,834	3.1
Below	322	0.3	3,671	4.0

Total Municipal Bond Obligations	$90,959	100.0%	$90,959	100.0%

Industry exposure of the Corporation’s asset-backed securities is comprised of 63.9 percent bank, 35.0 percent insurance, and 1.1 percent REIT trust preferred securities. The following is a summary of the components and credit ratings of the Corporation’s asset-backed securities as of March 31, 2008:

Table Twelve
Asset-backed Securities Ratings

	Amortized	A	BBB
(In thousands)	Cost	Rated	Rated

Bank only trust preferred securities	$5,000	—%	100.0%
Insurance only trust preferred securities	10,002	100.0	—
REIT only trust preferred securities	—	—	—
Bank and insurance trust preferred securities	23,744	42.1	57.9
Bank, insurance and REIT trust preferred securities	18,915	52.9	47.1

Total Asset Backed Securities	$57,661	52.0%	48.0%

Loan Portfolio
The Corporation’s loan portfolio at March 31, 2008, consisted of six major categories: Commercial Real Estate, Commercial Non Real Estate, Construction, Mortgage, Consumer, and Home Equity. Pricing is driven by quality, loan size, loan tenor, prepayment risk, the Corporation’s relationship with the customer, competition, and other factors. The Corporation is primarily a secured lender in all of these loan categories. The terms of the Corporation’s loans are generally five years or less with the exception of home equity lines and residential mortgages, for which the terms can range out to 30 years. In addition, the Corporation has a program in which it buys and sells portions of loans (primarily originated in the Southeastern region of the United States), both participations and syndications, from key strategic partner financial institutions with which the Corporation has established relationships. This strategic partners’ portfolio includes commercial real estate, commercial non real estate, and construction loans. This program enables the Corporation to diversify both its geographic risk and its total exposure risk. From time to time, the Corporation also sources commercial real estate, commercial non real estate, construction, and consumer loans through correspondent relationships. As of March 31, 2008, the Corporation’s total loan portfolio included $232.3 million of loans originated through the strategic partners’ program and correspondent relationships.
A summary of the loan portfolio follows:
Table Thirteen
Loan Portfolio Composition

	March 31	Percent of	December 31	Percent of
(In thousands)	2008	Total Loans	2007	Total Loans

Commercial real estate	$1,058,197	30.4%	$1,073,983	30.7%
Commercial non real estate	299,555	8.6	308,792	8.8
Construction	861,967	24.8	871,579	24.9
Mortgage	587,240	16.9	582,398	16.6
Home equity	430,781	12.4	413,873	11.8
Consumer	240,048	6.9	252,382	7.2

Total portfolio loans	3,477,788	100.0%	3,503,007	100.0%
Allowance for loan losses	(45,022)		(42,414)

Portfolio loans, net	$3,432,766		$3,460,593

Deposits
A summary of deposits follows:
Table Fourteen
Deposits

	March 31	December 31
(In thousands)	2008	2007

Noninterest bearing demand	$446,623	$438,313
Interest bearing demand	510,604	478,186
Money market accounts	532,864	564,053
Savings deposits	104,615	101,234
Certificates of deposit	1,346,172	1,313,482
Brokered certificates of deposit	278,461	326,351

Total deposits	$3,219,339	$3,221,619

Deposits totaled $3.2 billion at March 31, 2008 and December 31, 2007. Compared to March 31, 2007, deposits decreased $102.0 million from $3.3 billion, primarily as a result of a decline in money market balances and brokered certificates of deposits, partially offset by an increase in interest bearing demand accounts, certificates of deposit, and savings deposits.
For first quarter 2008, average core deposit balances (demand, money market and savings) decreased $67.5 million, or 4.2 percent, from the fourth quarter 2007. Growth in interest bearing checking of $37.0 million, or 8.4 percent was offset with a seasonal decline in noninterest bearing demand of $32.5 million, or 7.2 percent, driven by businesses holding fewer balances in these accounts. Average money market balances fell $70.5 million, or 11.5 percent, as customer preferences continued to migrate to certificates of deposits from money market deposits. This change in customer preferences is associated with the continued decline in interest rates during the first quarter of 2008. Average certificates of deposit increased $131.8 million, or 10.7 percent while average brokered certificates of deposits decreased $52.3 million, or 14.1 percent. Brokered certificates of deposits were lower due to unfavorable pricing of these deposits relative to other available funding sources.
Other Borrowings
Other borrowings consist of federal funds purchased, securities sold under agreement to repurchase, commercial paper, and other short- and long-term borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. At March 31, 2008, the Bank had federal funds back-up lines of credit totaling $648.0 million with $168.0 million outstanding, compared to similar lines of credit totaling $648.0 million with $233.0 million outstanding at December 31, 2007.
Securities sold under agreements to repurchase represent short-term borrowings by the banking subsidiaries with maturities less than one year collateralized by a portion of the Corporation’s United States government or agency securities. Securities with an aggregate carrying value of $114.1 million and $124.8 million at March 31, 2008 and December 31, 2007, respectively, were pledged to secure securities sold under agreements to repurchase. These borrowings are an important source of funding to the Corporation. Access to alternative short-term funding sources allows the Corporation to meet funding needs without relying on increasing deposits on a short-term basis.

First Charter Corporation issues commercial paper as another source of short-term funding. It is purchased primarily by the Bank’s commercial deposit clients. Commercial paper outstanding at March 31, 2008 was $28.8 million, compared to $64.2 million at December 31, 2007.
Other short-term borrowings consist of the Federal Home Loan Bank (“FHLB”) borrowings with an original maturity of one year or less. FHLB borrowings are collateralized by securities from the Corporation’s investment portfolio and a blanket lien on certain qualifying commercial and single-family loans held in the Corporation’s loan portfolio. In addition, the Bank had $220.0 million of short-term FHLB borrowings at March 31, 2008 and December 31, 2007. The Corporation, in its overall management of interest-rate risk, is opportunistic in evaluating alternative funding sources. While balancing the funding needs of the Corporation, management considers the duration of available maturities, the relative attractiveness of funding costs, and the diversification of funding sources, among other factors, in order to maintain flexibility in the nature of deposits and borrowings the Corporation holds at any given time.
Long-term borrowings represent FHLB borrowings with original maturities greater than one year and subordinated debentures related to trust preferred securities. At March 31, 2008, the Bank had $555.8 million of long-term FHLB borrowings, compared to $505.8 million at December 31, 2007. In addition, the Corporation had $61.9 million of subordinated debentures at March 31, 2008 and December 31, 2007.
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
Loan Administration and Underwriting
The Bank’s Chief Risk Officer is responsible for the continuous assessment of the Bank’s risk profile as well as making any necessary adjustments to policies and procedures. Commercial loan relationships of less than $750,000 may be approved by experienced commercial loan officers, within their loan authority. Commercial and commercial real estate loans are approved by signature authority requiring at least two experienced officers for relationships greater than $750,000. The exceptions to this include City Executives and certain Senior Loan Officers who are authorized to approve relationships up to $1.0 million. An independent Risk Manager is involved in the approval of commercial and commercial real estate relationships that exceed $1.0 million. All relationships greater than $2.0 million receive a comprehensive annual review by either the senior credit analysts or lending officers of the Bank, which is then reviewed by the independent Risk Managers and/or the final approval officer with the appropriate signature authority. Relationships totaling $5.0 million or more are further reviewed by senior lending officers of the Bank, the Chief Risk Officer, and the Credit Risk Management Committee comprised of certain executive and senior management. In addition, relationships totaling $10.0 million or more are reviewed by the Board of Directors’ Credit and Compliance Committee. These oversight committees provide policy, process, product and specific relationship direction to the lending personnel. As March 31, 2008, the Corporation had a legal lending limit of $70.5 million and a general target-lending limit of $10.0 million per relationship.
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
At March 31, 2008, the substantial majority of the total loan portfolio, including the commercial and real estate portfolio, represented loans to borrowers within the Charlotte and Raleigh, North Carolina and Atlanta, Georgia metropolitan regions. The diverse economic base of these regions tends to provide a stable lending environment; however, an economic downturn in the Charlotte region, the Corporation’s primary market area, could adversely affect its business.
Additionally, the Corporation’s loan portfolio consists of certain non-traditional loan products. Some of these products include interest-only loans, loans with initial interest rates that are below the market interest rate for the initial period of the loan-term and may increase when that period ends, and loans with a high loan-to-value ratio. Based on the Corporation’s assessment, these products do not give rise to a concentration of credit risk.
As disclosed in the Corporation’s 2007 Form 10-K, certain of the Corporation’s construction and real estate loans were originated through HomeBanc Corporation (“HomeBanc”). HomeBanc serviced the loans it originated on behalf of First Charter. On August 1, 2007, HomeBanc declared bankruptcy and, as a result, First Charter began servicing its loans that had been originated through HomeBanc. As of March 31, 2008, the Corporation’s balance of HomeBanc originated loans was $64.1 million. As of March 31, 2008, seven loans, approximating $2.9 million, were in dispute as a result of the HomeBanc bankruptcy.

Based on the advice of counsel, the Corporation expects to be successful in resolving its dispute with HomeBanc and a secured lender to HomeBanc.
Derivatives
The Corporation enters into interest rate swap agreements or other derivative transactions as business conditions warrant. As of March 31, 2008 and December 31, 2007, the Corporation had no interest rate swap agreements or other derivative transactions outstanding.
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
In management’s opinion, for any loan greater than 90 days past due, collection of all principal and interest is not probable. As such, these loans greater than 90 days past due are placed on nonaccrual status. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. As of March 31, 2008, no loans were 90 days or more past due and still accruing interest.
A summary of nonperforming assets follows:
Table Fifteen
Nonperforming Assets

	March 31		December 31		September 30		June 30		March 31
(In thousands)	2008		2007		2007		2007		2007

Nonaccrual loans	$62,058		$28,695		$22,712		$17,387		$10,943
Loans 90 days or more past due accruing interest	—		—		—		—		—

Total nonperforming loans	62,058		28,695		22,712		17,387		10,943
Other real estate	9,481		10,056		9,134		2,726		6,330

Nonperforming assets	$71,539		$38,751		$31,846		$20,113		$17,273

Nonaccrual loans as a percentage of total portfolio loans	1.78%		0.82%		0.65%		0.49%		0.31%
Nonperforming assets as a percentage of:
Total assets	1.49		0.80		0.66		0.41		0.35
Total portfolio loans and other real estate owned	2.05		1.10		0.91		0.57		0.49
Net charge-offs to average portfolio loans	0.24		0.36		0.57		0.02		0.06
Allowance for loan losses to portfolio loans	1.29		1.21		1.24		1.26		1.02
Allowance for loan losses to net charge-offs	5.33	x	3.39	x	2.13	x	59.40	x	18.50	x
Allowance for loan losses to nonperforming loans	0.73		1.48		1.89		2.58		3.28

Nonaccrual loans totaled $62.1 million, or 1.78 percent of total portfolio loans, at March 31, 2008. This represents a $33.4 million increase from $28.7 million, or 0.82 percent of total portfolio loans at December 31, 2007, and a $51.2 million increase from $10.9 million, or 0.31 percent, of total portfolio loans at March 31, 2007. Nonperforming assets as a percentage of total loans and other real estate owned increased to 2.05 percent at March 31, 2008, compared to 1.10 percent at December 31, 2007 and 0.49 percent at March 31, 2007.
The linked-quarter increase in nonaccrual loans was primarily driven by four residential condominium loans totaling $24.8 million, three of which were disclosed in the Corporation’s 2007 Form 10-K as potential problem loans. These loans are part of the Corporation’s strategic partner portfolio which buys and sells portions of loans (primarily originated in the Southeastern region of the United States) from key strategic partner financial institutions and are included in the Corporation’s construction loan portfolio. The remainder of the increase came from loans secured by residential real estate in the Raleigh, Charlotte, and Atlanta markets.
A summary of nonaccrual loans by loan group as of March 31, 2008 follows:
Table Sixteen
Nonaccrual Loans by Group

			Nonaccrual
			Loans/	Nonaccrual
	Portfolio	Nonaccrual	Portfolio	Loans/ Total
(In thousands)	Loans	Loans	Loans	Nonaccruals

Commercial non real estate	$299,555	$2,498	0.8%	4.0%
Commercial real estate	1,058,197	2,572	0.2	4.1
Construction	861,967	46,314	5.4	74.6
Mortgage	587,240	5,398	0.9	8.7
Home equity	430,781	890	0.2	1.4
Consumer	240,048	4,386	1.8	7.1

Total	$3,477,788	$62,058	1.8%	100.0%

There were no other significant geographic or market segment concentrations. Nonaccrual loans primarily consisted of loans secured by real estate, including single-family residential and development construction loans. Nonaccrual loans as a percentage of loans may increase or decrease as economic conditions change. Management takes current and prospective economic conditions into consideration when estimating the allowance for loans losses. See Allowance for Loan Losses for a more detailed discussion.
Allowance for Loan Losses
The Corporation’s allowance for loan losses consists of three components: (i) valuation allowances computed on impaired loans in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan — an Amendment to FASB Statements No. 5 and No. 15; (ii) valuation allowances determined by applying historical loss rates to those loans not specifically identified as impaired; and (iii) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated at least quarterly and, along with a narrative analysis, comprise the Corporation’s allowance for loan losses model. The resulting components are used by management to determine the adequacy of the allowance for loan losses.
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
The Corporation monitors its loss estimate percentage attributable to economic factors in its allowance for loan loss model. As a part of its quarterly assessment of the allowance for loan losses, the Corporation reviews key local, regional and national economic information and assesses its impact on the allowance for loan losses. Given the recent trends in the national and local economic environment, including a slow-down in the national and local housing markets and moderate increases in the unemployment rate, the Corporation has increased its estimated loss percentages for economic factors for the quarter ended March 31, 2008.

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
The Corporation also monitors the amount of operational risk that exists in the portfolio. This would include the front-end underwriting, documentation and closing processes associated with the lending decision. During the quarter ended March 31, 2008, the Corporation increased its allocation for operational risk factors due to increased portfolio risks associated with areas exposed to residential real estate development and heightened potential employee attrition risks associated with the proposed merger with Fifth Third.
Changes in the allowance for loan losses follow:
Table Seventeen
Allowance For Loan Losses

	Three Months Ended
	March 31
(In thousands)	2008	2007

Balance at beginning of period	$42,414	$34,966

Charge-offs
Commercial non real estate	39	246
Commercial real estate	11	12
Construction	55	—
Mortgage	109	33
Home equity	142	130
Consumer	2,102	365

Total charge-offs	2,458	786

Recoveries
Commercial non real estate	47	88
Commercial real estate	52	—
Construction	2	—
Mortgage	3	25
Consumer	255	195
Total recoveries	359	308

Net charge-offs	2,099	478

Provision for loan losses	4,707	1,366
Balance at end of period	$45,022	$35,854

Average portfolio loans	$3,491,712	$3,510,437
Net charge-offs to average portfolio loans (annualized)	0.24%	0.06%
Allowance for loan losses to portfolio loans	1.29	1.02

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

The allowance for loan losses was $45.0 million, or 1.29 percent of portfolio loans, at March 31, 2008, compared to $42.4 million, or 1.21 percent of portfolio loans, at December 31, 2007. The Corporation’s credit migration trends and an increase in economic and operational risk factors led to the higher allowance for loan loss ratio in 2008.
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
Provision for Loan Losses
The provision for loan losses is the amount charged to earnings, which is necessary to maintain an adequate and appropriate allowance for loan losses. Accordingly, the factors, which influence changes in the allowance for loan losses, have a direct effect on the provision for loan losses. The allowance for loan losses changes from period to period as a result of a number of factors, the most significant of which for the Corporation include the following: (i) changes in the amounts of loans outstanding, which are used to estimate current probable loan losses; (ii) current charge-offs and recoveries of loans; (iii) changes in impaired loan valuation allowances; (iv) changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; (v) changes in loss percentages; and (vi) changes in the mix of types of loans. In addition, the Corporation considers other, more subjective factors, which impact the credit quality of the portfolio as a whole and estimates allocations of allowance for loan losses for these factors, as well. These factors include loan concentrations, economic conditions, operational risks, and model risk. Changes in these components of the allowance can arise from fluctuations in the underlying percentages used as related loss estimates for these factors, as well as variations in the portfolio balances to which they are applied. Changes in these factors provided approximately an additional $0.6 million for the three months ended March 31, 2008. The net change in the components of the allowance for loan losses results in the provision for loan losses. For a more detailed discussion of the Corporation’s process for estimating the allowance for loan losses, see Allowance for Loan Losses.
For the three months ended March 31, 2008, the provision for loan losses was $4.7 million, while net charge-offs were $2.1 million, or 0.24 percent of average portfolio loans. For the three months ended March 31, 2007, the provision for loan losses was $1.4 million and net charge-offs were $0.5 million, or 0.06 percent of average portfolio loans.
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

Both the EAR and the EVE risk measures were within policy guidelines as of March 31, 2008 and December 31, 2007.
Management considers EAR to be the best measure of short-term interest rate risk. This measure reflects the amount of net interest income that will be impacted by a change in interest rates over a 12- month time frame. A simulation model is used to run immediate and parallel changes in interest rates (rate shocks) from a base scenario using implied forward rates. At a minimum, rate shock scenarios are run at plus and minus 100, 200, and 300 basis points. From time to time, additional simulations are run to assess risk from changes in the slope of the yield curve. The simulation model projects the net interest income over the next 12 months for each scenario using consistent balance sheet growth projections and calculates the percentage change from the base scenario. Board ALCO has approved a policy limit for the change in EAR over a 12-month period of minus 10 percent to a plus or minus 200 basis point shock to interest rates. At March 31, 2008, the estimated EAR to a 200 basis point increase in rates was plus 3.3 percent while the estimated EAR to a 200 basis point decrease in rates was minus 4.6 percent. This compares with plus 2.1 percent and minus 4.7 percent, respectively, at December 31, 2007.
Management considers EVE to be the best measure of long-term interest rate risk. This measure reflects the amount of net equity that will be impacted by changes in interest rates. Through simulation modeling, the Corporation estimates the economic value of assets and the economic value of liabilities. The difference between these two measures is the EVE. The EVE is calculated for a series of scenarios in which current rates are shocked up and down by 100, 200, and 300 basis points and compared to a base scenario using the current yield curve. Board ALCO has approved a policy limit for the percentage change in EVE of minus 15 percent to a plus or minus 200 basis point shock to interest rates. At March 31, 2008, the estimated change in EVE to a 200 basis point increase in rates was minus 6.7 percent, while the estimated change in EVE to a 200 basis point decrease in rates was minus 3.6 percent. This compares with minus 10.9 percent and plus 0.3 percent, respectively at December 31, 2007. The variation in EVE risk from December 31, 2007 to March 31, 2008 is primarily attributable to the sharp decline in rates.
The result of any simulation is inherently uncertain and will not precisely estimate the impact of changes in rates on net interest income or the economic value of assets and liabilities. Actual results may differ from simulated results due to, but not limited to, the timing and magnitude of the change in interest rates, changes in management strategies, and changes in market conditions.
Table Eighteen summarizes, as of March 31, 2008, the expected maturities and weighted average effective yields and rates associated with certain of the Corporation’s significant non-trading financial instruments. Cash and cash equivalents, federal funds sold, and noninterest-bearing bank deposits are excluded from Table Eighteen as their respective carrying values approximate fair value. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. The mortgage-backed securities are shown at their weighted-average expected life, obtained from an independent evaluation of the average remaining life of each security based on expected prepayment speeds of the underlying mortgages at March 31, 2008. These expected maturities, weighted-average effective yields, and fair values would change if interest rates change. Expected maturities for indeterminate demand, money market and savings deposits are estimated based on historical average lives.

Table Eighteen
Market Risk

		Expected Maturity
(Dollars in thousands)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter

Assets
Debt securities
Fixed rate
Cost	$526,565	$241,927	$108,189	$73,876	$45,457	$28,080	$29,036
Weighted-average effective yield	4.77%
Fair value	$523,477
Variable rate
Cost	$304,471	55,779	45,509	35,904	26,239	20,538	120,502
Weighted-average effective yield	4.91%
Fair value	$298,041
Loans and loans held for sale
Fixed rate
Book value	$1,025,009	343,149	228,139	170,370	98,408	93,006	91,937
Weighted-average effective yield	6.79%
Fair value	$1,062,895
Variable rate
Book value	$2,425,301	1,286,405	276,252	187,282	101,463	76,327	497,572
Weighted-average effective yield	5.83%
Fair value	$2,458,280

Liabilities
Deposits
Fixed rate
Book value	$1,624,633	1,557,179	42,616	14,098	3,963	5,330	1,447
Weighted-average effective yield	4.36%
Fair value	$1,638,937
Variable rate
Book value	$1,148,083	277,025	276,774	276,496	136,268	84,919	96,601
Weighted-average effective yield	1.71%
Fair value	$1,110,896
Long-term borrowings
Fixed rate
Book value	$195,855	70,054	75,057	50,070	21	22	631
Weighted-average effective yield	4.79%
Fair value	$199,075
Variable rate
Book value	$421,857	120,000	165,000	75,000	—	—	61,857
Weighted-average effective yield	4.18%
Fair value	$429,609

Off-Balance-Sheet Risk
The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Included in loan commitments are commitments of $83.6 million to cover customer deposit account overdrafts should they occur. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Corporation at the fair value of the obligation undertaken in issuing the guarantee. Commitments to extend credit are not recorded as an asset or liability by the Corporation until the instrument is exercised. Refer to Note 14 of the consolidated financial statements for further discussion of commitments. The Corporation does not have any off-balance-sheet financing arrangements, other than Trust Securities, refer to Note 10 of the consolidated financial statements.

The following table presents aggregated information and expected maturities of commitments as of March 31, 2008.
Table Nineteen
Commitments

	Less than				Timing not
(In thousands)	1 year	1-3 Years	4-5 Years	Over 5 Years	determinable	Total

Loan commitments	$570,313	$113,946	$16,922	$95,381	$—	$796,562
Lines of credit	28,597	1,202	4,957	455,497	—	490,253
Standby letters of credit	23,016	2,849	4	—	—	25,869
Anticipated tax settlements	—	—	—	—	5,172	5,172

Total commitments	$621,926	$117,997	$21,883	$550,878	$5,172	$1,317,856

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
The primary source of funding for the Corporation includes dividends received from the Bank and proceeds from the issuance of common stock. In addition, the Corporation had commercial paper outstanding of $28.8 million at March 31, 2008. Primary uses of funds for the Corporation include repayment of commercial paper, share repurchases, and dividends paid to shareholders. During 2005, the Corporation issued trust preferred securities through specially formed trusts. These securities are presented as long-term borrowings in the consolidated balance sheets and are includable in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.
Primary sources of funding for the Bank include customer deposits, wholesale deposits, other borrowings, loan repayments, and available-for-sale securities. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is a member of the FHLB, which provides access to FHLB lending sources. At March 31, 2008, the Bank had an available line of credit with the FHLB totaling $1.5 billion, with $775.9 million outstanding. At March 31, 2008, the Bank also had $648.0 million of federal funds lines of credit, with $168.0 million outstanding.
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
Select capital measures follow:
Table Twenty
Capital Measures

	March 31		December 31
	2008		2007
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Total equity/total assets
First Charter Corporation	$463,526	9.66%	$468,344	9.63%
First Charter Bank	501,540	10.48	499,322	10.30

Tangible equity/tangible assets (1)
First Charter Corporation	$380,927	8.08%	$385,473	8.07%
First Charter Bank	418,941	8.90	416,450	8.74

(1) The tangible equity ratio excludes goodwill and other intangible assets from both the numerator and the denominator.
Shareholders’ equity at March 31, 2008 decreased to $463.5 million, representing 9.7 percent of period-end total assets, compared to $468.3 million, or 9.6 percent, of period-end total assets at December 31, 2007. This decrease in shareholders’ equity resulted from a $0.7 million adjustment to initially apply EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements, and cash dividends of $0.195 per common share, which resulted in cash dividend declarations of $6.9 million for the three months ended March 31, 2008. Additionally, accumulated other comprehensive loss (after-tax unrealized losses on available-for-sale securities) decreased $4.4 million to $5.8 million at March 31, 2008, compared to $1.4 million at December 31, 2007. This was partially offset with net income of $5.5 million.
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
The Corporation’s and the Bank’s various regulators have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial position and results of operations. At March 31, 2008 the Corporation and the Bank were classified as “well capitalized” under these regulatory frameworks.

The principal asset of the Corporation is its investment in the Bank. Thus, the Corporation derives its principal source of income through dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the subsidiary bank to the Corporation and the amount of dividends which can be paid to the Corporation. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice. See Business — Government Supervision and Regulation, Business — Capital and Operational Requirements and Note 15 of notes to consolidated financial statements for additional discussion of these restrictions.
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
The Bank also has similar regulatory capital requirements imposed by the Federal Reserve Board. See Business — Government Supervision and Regulation, Business — Capital and Operational Requirements and Note 15 of notes to consolidated financial statements for additional discussion of these requirements.
At March 31, 2008, the Corporation and the Bank were in compliance with all existing capital requirements and were classified as “well capitalized” under regulatory capital guidelines. In the judgment of management, there have been no events or conditions since March 31, 2008, that would change the “well capitalized” status of the Corporation or the Bank. It is management’s intention for both the Corporation and the Bank to continue to be “well capitalized” for the foreseeable future. The capital requirements of the Corporation and the Bank are summarized in the table below as of March 31, 2008:
Table Twenty-One
Capital Ratios

			For Capital
			Adequacy Purposes		To Be Well Capitalized
	Actual			Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage
First Charter Corporation	$446,672	9.44%	$189,249	4.00%	None	None
First Charter Bank	424,710	8.99	189,030	4.00	$236,288	5.00%

Tier I Capital
First Charter Corporation	$446,672	11.25%	$158,878	4.00%	None	None
First Charter Bank	424,710	10.71	158,620	4.00	$237,930	6.00%

Total Risk-Based Capital
First Charter Corporation	$491,728	12.38%	$317,757	8.00%	None	None
First Charter Bank	469,732	11.85	317,240	8.00	$396,550	10.00%

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
Recent Accounting Pronouncements

Note 2 to the consolidated financial statements discusses new accounting pronouncements adopted by the Corporation during 2008 and other recently issued pronouncements that have not yet been adopted by the Corporation. To the extent the adoption of new accounting pronouncements materially affects financial condition, results of operations, or liquidity, the effects are discussed in the applicable section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management — Asset-Liability Management and Interest Rate Risk sections of this Report on Form 10-Q for Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and principal financial officer. Based on that evaluation, the

Registrant’s Chief Executive Officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in its reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms and (ii) accumulated and communicated to the Registrant’s management, including the Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the Registrant’s first fiscal quarter, there has been no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes from those risk factors previously disclosed in Item 1A Risk Factors of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
The following table summarizes the Corporation’s repurchases of its common stock during the quarter ended March 31, 2008.

			Total Number of	Maximum Number
			Shares Purchased	of Shares
	Total Number	Average Price	as Part of	That May Yet be
	of Shares	Paid	Publicly-Announced	Purchased under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs

January 1, 2008 - January 31, 2008	—	—	—	1,125,400
February 1, 2008 - February 29, 2008	—	—	—	1,125,400
March 1, 2008 - March 31, 2008	—	—	—	1,125,400

Total	—	—	—	1,125,400

On October 24, 2003, the Corporation’s Board of Directors authorized a stock repurchase plan to acquire up to an additional 1.5 million shares of the Corporation’s common stock from time to time. As of March 31, 2008, the Corporation had repurchased 374,600 shares under this authorization.
There were no shares of the Corporation’s common stock repurchased during the three months ended March 31, 2008. The maximum number of shares that may yet be repurchased under the plans or programs was 1,125,400 at March 31, 2008. The stock repurchase authorization has no set expiration or termination date. The Corporation does not anticipate repurchasing any additional shares due to the proposed merger with Fifth Third.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a) First Charter Corporation’s Special Meeting of Shareholders was held on January 18, 2008.
(c) The following are the voting results on each matter (exclusive of procedural matters) submitted to the shareholders:
1. To approve the merger of First Charter with and into Fifth Third Financial Corporation, substantially on the terms set forth in the Amended and Restated Agreement and Plan of Merger dated as of September 14, 2007 by and among First Charter, Fifth Third Bancorp and Fifth Third Financial Corporation.

Votes

For	29,519,980
Against	202,324
Abstain	68,223

Total	29,790,527

2. To approve the adjournment or postponement of the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to adopt the merger agreement.

Votes

For	29,117,289
Against	542,115
Abstain	131,123

Total	29,790,527

Item 5. Other Information
As discussed within this Form 10-Q, on August 15, 2007 the Corporation and Fifth Third entered into the Merger Agreement by and among the Corporation, Fifth Third, and Fifth Third Financial. Under the terms of the Merger Agreement, the Corporation will be merged with and into Fifth Third Financial. The Merger Agreement has been approved by the Board of Directors of the Corporation, Fifth Third, and Fifth Third Financial. The Corporation’s shareholders approved the Merger Agreement and the merger has been approved by all necessary state and federal regulatory agencies. The merger remains subject to customary closing conditions. The merger is currently anticipated to close on Friday, June 6, 2008. Pursuant to this plan, the Corporation does not intend to hold a 2008 annual meeting of shareholders. If First Charter were to schedule an annual meeting of shareholders, First Charter will provide notice of the date fixed for the annual meeting, as well as the deadline for submitting proposals for such meeting and have shareholder proposals included in the Corporation’s proxy statement.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHARTER CORPORATION (Registrant)
Date: May 6, 2008	/s/ Sheila A. Stoke
Sheila A. Stoke
Senior Vice President, Corporate Controller (Principal Financial Officer duly authorized to sign on behalf of the Registrant)